Form 10QSB
period 2002-03-31
ALASKA FREIGHTWAYS INC
filed 2002-07-03
CIK 1136174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 333-58246
                            ALASKA FREIGHTWAYS, INC.
        (Exact name of small business issuer as specified in its charter)

                     NEVADA                           88-0464853
        (State or other jurisdiction of      (IRS Employer Identification No.)
        incorporation or organization)

                          300 EAST 54TH AVE., SUITE 200
                              ANCHORAGE, AK  99518
                    (Address of principal executive offices)

                                 (907) 227-7319
                           (Issuer's telephone number)

                                 Not Applicable
      (Former name, address and fiscal year, if changed since last report)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [x  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 3,430,000 shares of common stock

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            ALASKA FREIGHTWAYS, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                              Page

PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                              3

          Unaudited Balance Sheet, March 31, 2002 and 2001                       4

          Unaudited Statement of Operations for the three months ended
          March 31, 2002 and 2001                                                5

          Unaudited Statement of Operations for the year ended December 31,
          2001 and for the period from June 1, 2000, Date of Inception to
          December 31, 2000                                                      6

          Unaudited Statement of Cash Flows, for the three months ending
          March 31, 2002 and 2001                                                7

          Footnotes to Financial Statements                                      8

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        11

          Other Information
          Item 2.  Changes in Securities and Use of Proceeds                    13

PART II.  Item 6.  Exhibits and Reports on Form 8-K                             13

          Signatures                                                            14

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Financial  Statements  (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.


                            ALASKA FREIGHTWAYS, INC.
                                  BALANCE SHEET
                            March 31, 2002 and 2001

                                                   2002       2001
                                                 ---------  ---------
ASSETS
     Current assets
          Cash. . . . . . . . . . . . . . . . .  $      0   $  3,331
          Receivable from affiliate . . . . . .   129,424     42,600
          Deferred tax asset. . . . . . . . . .     2,652
                                                 ---------  ---------
               Total current assets . . . . . .   132,076     45,931

     Fixed assets
          Office equipment. . . . . . . . . . .     1,790      1,134
          Accumulated depreciation. . . . . . .      (373)         0
                                                 ---------  ---------
                                                    1,417      1,134

     Investments. . . . . . . . . . . . . . . .    22,881     17,900
                                                 ---------  ---------

     Total assets . . . . . . . . . . . . . . .  $156,374   $ 64,965
                                                 =========  =========

LIABILITIES
     Current liabilities
          Bank overdraft. . . . . . . . . . . .  $  2,603   $
          Accounts payable. . . . . . . . . . .     5,514      2,101
          Loans payable to shareholder. . . . .    10,989
          Short term note . . . . . . . . . . .     7,000          0
          Federal income taxes payable. . . . .     2,236          0
                                                 ---------  ---------
     Total liabilities. . . . . . . . . . . . .    28,342      2,101

SHAREHOLDERS' EQUITY
          Common stock 50,000,000 shares
               authorized $.001 par value
               3,430,000 outstanding. . . . . .     3,430      3,430
          Paid in capital . . . . . . . . . . .   134,730    134,880
          Retained earnings . . . . . . . . . .   (10,128)   (75,446)
                                                 ---------  ---------
                                                  128,032     62,864
     Total liabilities and shareholders' equity  $156,374   $ 64,965
                                                 =========  =========

     The accompanying notes are an integral part of the financial statements


                ALASKA FREIGHTWAYS, INC.
                STATEMENT OF OPERATIONS
    For the three months ending March 31, 2002 and 2001

                                       2002         2001
                                    -----------  -----------
Revenue. . . . . . . . . . . . . .  $   29,372   $   40,400

Cost of revenue. . . . . . . . . .      33,128       30,832
                                    -----------  -----------
Gross margin . . . . . . . . . . .      (3,756)       9,568

Operating expenses
Accounting fees. . . . . . . . . .         300
Advertising. . . . . . . . . . . .          90          120
Bank Charges . . . . . . . . . . .          98           63
Consulting fees. . . . . . . . . .                   37,332
Depreciation . . . . . . . . . . .          75
Equipment rental . . . . . . . . .           7
Insurance. . . . . . . . . . . . .       5,281        7,980
Licenses and taxes . . . . . . . .                    2,500
Miscellaneous. . . . . . . . . . .       4,514          107
Office supplies. . . . . . . . . .         237          295
Postage. . . . . . . . . . . . . .                      153
Printing and reproduction. . . . .                       21
Professional services. . . . . . .       2,238        1,518
Rent . . . . . . . . . . . . . . .       1,200        3,000
Repairs. . . . . . . . . . . . . .       4,021       15,420
Telephone. . . . . . . . . . . . .                      618
Training . . . . . . . . . . . . .                    3,000
Travel and entertainment . . . . .          20        7,024
Utilities. . . . . . . . . . . . .         843            0
                                    -----------  -----------
Total expenses . . . . . . . . . .      18,623       79,451
                                    -----------  -----------
Income (Loss) from operations. . .     (22,379)     (69,883)
Other income and (expense)
Interest income. . . . . . . . . .       2,460            0
Interest expense . . . . . . . . .           0            0
                                    -----------  -----------
Total other income and (expense) .       2,460            0
Income (Loss) before tax provsion.     (19,919)     (69,883)
Provision for income tax . . . . .       2,652            0
                                    -----------  -----------
Total net income (loss). . . . . .  $  (17,267)  $  (69,883)
                                    ===========  ===========
(Loss) per share . . . . . . . . .       (0.01)       (0.01)

Weighted average per share . . . .   3,424,166    3,406,969
                                    ===========  ===========

     The accompanying notes are an integral part of the financial statements


                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF OPERATIONS
    For the year ended December 31, 2001 and for the period from June 1, 2000
                     Date of Inception to December 31, 2000


                                            Paid in    Retained
Date                  Shares      Amount    Capital    Deficit      TOTAL
------------------  ----------  ----------  --------  ----------

December 31, 2000.  3,160,000   $   3,160   $      0  $  (5,563)  $ (2,403)
January, 2001. . .    200,300         200     99,950               100,150
February, 2001 . .     70,000          70     34,930                35,000
March, 2001. . . .          0           0                                 0
Net (loss) . . . .                                     (69,883)    (69,883)
                    ----------  ----------  --------  ----------  ---------
                    3,430,300   $   3,430   $134,880  $ (75,446)  $ 62,864
                    ==========  ==========  ========  ==========  =========

                                            Paid in   Retained
Date                Shares      Amount      Capital   Earnings    Total
------------------  ----------  ----------  --------  ----------  ---------
December 31, 2001.  3,430,000   $   3,160   $134,730  $   7,139   $145,029


Net income . . . .                                     (17,267)     17,267
                    ----------  ----------  --------  ----------  ---------
                    3,430,000   $   3,160   $134,730  $ (10,128)  $162,296
                    ==========  ==========  ========  ==========  =========

     The accompanying notes are an integral part of the financial statements


                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF CASH FLOWS
              For the three months ending March 31, 2002 and 2001

                                                           2002        2001
                                                         ---------  ----------
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net income (loss). . . . . . . . . . . . . . . . .  $(17,267)  $ (69,883)
     Adjustments to reconcile net income
          to net cash provided by operating activities
          Depreciation. . . . . . . . . . . . . . . . .        75
          Increase in receivable from affiliate . . . .    (8,602)    (42,600)
          Increase in deferred taxes. . . . . . . . . .    (2,652)
          Increase in Investment. . . . . . . . . . . .         9     (17,900)
          Increase (Decrease) in accounts payable . . .       358        (899)
           (Decrease) in note payable . . . . . . . . .         0        (100)
          Increase in federal taxes payable . . . . . .         0           0
                                                         ---------  ----------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES . . . . . . . . . . . . . . .   (28,079)   (131,382)

INVESTING ACTIVITIES
          Purchase of equipment . . . . . . . . . . . .         0       1,134
FINANCING ACTIVITIES
     Loan from shareholder. . . . . . . . . . . . . . .    10,500
     Short term borrowings. . . . . . . . . . . . . . .     5,000
     Sale of common stock . . . . . . . . . . . . . . .               135,150
                                                         ---------  ----------
NET CASH PROVIDED BY
     FINANCING ACTIVITIES . . . . . . . . . . . . . . .    15,500     135,150
                                                         ---------  ----------
INCREASE IN CASH AND CASH
     EQUIVALENTS. . . . . . . . . . . . . . . . . . . .   (12,579)      2,634
Cash and cash equivalents at beginning of year. . . . .     9,976         694
                                                         ---------  ----------
Cash and cash equivalents at end of period. . . . . . .  $ (2,603)  $   3,328
                                                         =========  ==========

     The accompanying notes are an integral part of the financial statements

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 and 2001

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Nature  of  the  business  -  Alaska  Freightways,  Inc (the "Company)
          --------------------------
          operates  as  a  trucking  company  hauling  over  the  road  goods.

          Pervasiveness  of  estimates - The preparation of financial statements
          ----------------------------
          in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ----------------------------
          purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

          Property  and  equipment  - Property and equipment will be recorded at
          -----------------------
          cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

          Depreciation will be provided using the straight-line method, over the useful lives of the assets. Since the company has yet to commence operations, no depreciation has been taken. Equipment consists of moldings being developed.

          Income  taxes  -  Income  taxes  are  provided  for the tax effects of
          -------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for Financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Earnings  per share - Basic earnings per share amounts are computed by
          -------------------
          dividing the net income by the weighted average number of common shares outstanding.

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 and 2001

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (con't)
          -------------------------------------------------------

          Material  Adjustments  -  Management  is  not  aware  of  any material
          ---------------------
          adjustments that need to be to the financial statements in order for them to be in compliance with generally accepted accounting principles.

NOTE  2:  BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on June 1, 2000. The Company commences operations during the first quarter of 2001. Prior to that it was in the development stage.

NOTE  3:  NOTE  RECEIVABLE  FROM  AFFILIATE

          The Company has advanced funds to an affiliated corporation that is controlled by the majority shareholder of the Company. The note is unsecured and is due on December 31, 2002. The interest rate is 8%.

NOTE  4:  INVESTMENTS

          During the year ending December 31, 2001 the Company purchased shares of common stock in two separate companies. Neither company is a publicly traded company and the shares have no ready market value at the date of the balance sheet. The Company believes that these companies will eventually go public and have a market value and should be held for the long-term investment opportunities. The investments are held at cost.

NOTE  5:  NOTES  PAYABLE

          The notes payable is to a company that is providing consulting services to the Company. The terms of the note are 12% interest payable on December 31, 2002.

NOTE  6:  COMMON  STOCK

          Founder's stock- at the initial organizational meeting of the Company,
          ----------------
          the board of directors voted to issue stock to the founders of the corporation. These shares, which total 3,160,000 shares, are to be issued for consideration of $.001 per share. As of December 31, 2000 3,160,000 shares have been paid for and issued. For the year ending December 31, 2001 the Company sole to three accredited investors
          270,000  shares  of  its  common  stock  raising $135,000 in proceeds.

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 and 2001


NOTE  6:  COMMON  STOCK  (con't)

          The Company sold 270,300 shares of its common stock at $.50 a share raising $135,150 in capital. These shares were sold to four different investors. These transactions occurred during the three months ending March 31, 2001. No equity transactions occurred during the period ending March 31, 2002.

NOTE  7:  RELATED  PARTY  TRANSACTIONS

          The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the period ending March 31, 2001 that amount was $28,483. During the three months ending March 31, 2002 the shareholder advanced the Company $10,500 for working capital purposes. No payments were made for the equipment leases.

          The Company paid one of it's shareholders and officers $5,000 in compensation for services for the period ending March 31, 2002.

NOTE  8:  INCOME  TAXES

          The provision of income tax consists for the tax years ended December 31:

          Current  tax  benefit  provision            2002     2001
          --------------------------------            ----     ----
          Federal                                   $2,652     $  0

          The Company is incorporated in the state of Nevada where there is no state corporate tax so no provision is made for state corporate tax. The federal corporate tax rate is 15%. The net operating loss that occurred in the prior year was used in the current year.

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
FINANCIAL  CONDITION  OR  PLAN  OF  OPERATION

FORWARD-LOOKING  STATEMENT  NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

OUR  HISTORY  AND  BUSINESS

GENERAL

     We were incorporated in the state of Nevada on June 1, 2000 under the name Alaska Freightways, Inc. We currently operate in Anchorage, Alaska under the name RL Trucking. We provide transportation and freight brokerage services.

OUR  BUSINESS

     Our initial focus is providing trucking, freight hauling and brokerage services in and around the Anchorage area. Freight hauling includes identifying loads that need to be hauled and using our own trucks and trailers to perform the service. Freight brokerage services involve identifying loads that need to be hauled and contracting with other transportation services or independent contractors to perform the service for which we receive a commission. Strategically located in a fast developing city, Anchorage, we are working toward establishing a steady clientele and orders for our services. We are also actively seeking other companies that are interested in outsourcing their transportation needs. Our primary interest is the short to medium haul trucking which is up to fifty miles from town and freight brokerage operations. Current operations include local hauling of gravel products for several ongoing projects. We are also hauling asphalt, concrete material and ballast rock in the short to medium haul range.

     We compete with a large number of transportation and freight brokerage service companies. The transportation and freight brokerage service industry is highly fragmented and competitive, with several national freight service providers as well as a large number of smaller independent businesses serving local, regional and national markets.

     We currently lease trucking equipment from one of our officers and directors, Mr. Richard Strahl. Along with our leased equipment, a significant portion of our trucking and freight brokerage services is provided through a network of independent contractors. These relationships allow us to control a larger fleet of equipment and provide our customers with a broad range of transportation services without committing significant capital to the acquisition and maintenance of an extensive asset base. Our relatively low capital and working capital requirements and variable cost structure should enable us to be competitive.

OPERATING  STRATEGY

     Our operating strategy is to provide high quality transportation and freight brokerage services that position us as a preferred supplier or "core carrier" to shippers, initially in Alaska. We do not compete primarily on a price basis, but on a price and quality basis. We seek to effect this strategy by providing reliable, time-definite pick up and delivery services. An important factor in our ability to effect this strategy is the ready availability of drivers. We are developing a log of drivers who are independent contractors, allowing us to have a large number of available work force.

     We believe that our operating strategy will position us to capitalize on evolving trends in the transportation industry. Shippers are reducing their number of approved carriers to a small group of core carriers. As a small carrier with the capability to also offer freight brokerage services, we are well-situated to capitalize on this trend.

INDEPENDENT  CONTRACTORS

     We rely on the services of independent agents and contractors in our trucking services. Although we lease a small number of tractors and trailers, the majority of our truck equipment and drivers are provided by independent contractors and agents. Our relationships with independent contractors allow us to provide customers with a broad range of trucking services without the need to commit capital to acquire and maintain an asset base.

     Independent contractors and fleet owners are compensated on the basis of mileage rates and a fixed percentage of the revenue generated from the shipments they haul. Under the terms of our typical contracts, independent contractors must pay all the expenses of operating their equipment, including driver wages and benefits, fuel, physical damage insurance, maintenance and debt service. We have not entered into any formal contracts with independent contractors at the present time.

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2002  AND  2001

     The Company had $29,372 in revenue from continuing operations for the three month period ended March 31, 2002 compared to revenue of $40,400 for the period ended March 31, 2001, representing a decrease of 27%. Cost of revenue was $33,128 for the period ended March 31, 2002 compared to $30,832 for the period ended March 31, 2001.

     General and administrative expenses for the three month period ended March 31, 2002 were $18,623 compared to $79,451 for the period ended March 31, 2001. Expenses consisted primarily of licensing fees, insurance and taxes, consulting and professional expenses and equipment repair. Increased expenses for the period ended March 31, 2001 were due to costs and fees associated with preparing an SB-2 registration statement that was filed with the Securities and Exchange Commission on April 3, 2001.

     As a result of the foregoing factors, the Company realized a net loss of $17,267 for the three months ended March 31, 2002 as compared to a loss of $69,883 for the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At March 31, 2002 the Company had assets consisting of $-0- cash on hand, $129,424 in cash receivable from an affiliate, $2,652 in deferred tax assets, $1,417 in fixed assets and $22,881 from investing activities resulting in total assets of $156,374. Total current liabilities consisted of $28,342 in accounts and loans payable, overdrafts, and income taxes payable.

     The Company believes that its current cash needs can be met with revenues generated from continuing operations and from the proceeds of its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     Upon incorporation, the Company issued 500,000 shares for $500 cash, 10,000 shares for $10 cash, 2,500,000 shares for $2,500 cash and 150,000 shares for $150 cash to our founders. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had a pre-existing relationship with the Company and had access to all material information pertaining to the Company and its financial condition. No broker was involved and no commissions were paid in the transaction.

     In January 2001, the Company issued 270,000 shares for $135,000 cash to three accredited investors pursuant to Regulation D, Rule 504. The securities were sold in a private transaction, without registration in reliance on the exemption provided by Regulation D, Rule 504. The securities were marked with a restricted legend regarding resales. No broker was involved and no commissions were paid in the transaction. Neither Alaska Freightways nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising.

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $225,000 with the Securities and Exchange Commission that went effective on April 15, 2002. The Company is offering a minimum of 100,000 shares and a maximum of 300,000 shares at $0.75 per share. The Commission file number is 333-58246. The offering commenced on April 16, 2002, however the Company has not yet raised the minimum amount and has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

     As of July 1, 2002, the Company has incurred expenses in the amount of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated offering expenses to be $25,000 and believes this is an accurate estimate.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ALASKA  FREIGHTWAYS,  INC.




Date:  July  3,  2002         By: /s/ Richard Strahl
                              -----------------------
                              Richard  Strahl
                              Director  and  Chief  Financial  Officer