Form 10QSB
period 2002-06-30
ALASKA FREIGHTWAYS INC
filed 2002-08-14
CIK 1136174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June 30,  2002

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

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]
No [  ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 3,430,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                            ALASKA FREIGHTWAYS, INC.
                          (A Development Stage Company)

                                       INDEX

                                                                              Page
PART I..  Financial Information

          Item I.  Financial Statements (unaudited)                              3

          Unaudited Balance Sheet, June 30, 2002 and 2001                        4

          Unaudited Statement of Operations for the three months ended June
          30, 2002 and 2001                                                      5

          Unaudited Statement of Operations for the year ended December 31,
          2001 and for the period from June 1, 2000, Date of Inception to
          December 31, 2000                                                      6

          Unaudited Statement of Cash Flows, for the three months ending
          June 30, 2002 and 2001                                                 7

          Footnotes to Financial Statements                                      8

          Item II.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                        11

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                    13

          Item 6.  Exhibits and Reports on Form 8-K                             13

          Signatures                                                            14

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

Hawkins  Accounting
Certified  Public  Accountant
17415  Monterey  St.  Suite  200
Morgan  Hill,  CA  95037
408-776-9455


                            TO THE BOARD OF DIRECTORS

Alaska  Freightways,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Alaska Freightways, Incorporated as of June 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Alaska Freightways, Incorporated.

I conducted my review in accordance with standards established by the American Institute of Public Accountants. A review of interim financial information consists principally of applying analytical procedures applied to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such as opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements and the cumulative results of operations and cash flows in order for them to be in conformity with generally accepted accounting principles.


                              /s/  Richard  Hawkins
                              ---------------------
                              Richard Hawkins





August  12,  2002


                            ALASKA FREIGHTWAYS, INC.
                                  BALANCE SHEET
                             JUNE 30, 2002 AND 2001


                                              2002       2001
                                            ---------  ---------
ASSETS
     Current assets
          Cash . . . . . . . . . . . . . .  $ 42,587   $  5,354
          Accounts receivable-trade. . . .   290,308    251,403
          Receivable from affiliate. . . .   130,050     42,600
                                            ---------  ---------
                    Total current assets .   462,945    299,357


     Fixed assets
          Office equipment . . . . . . . .     1,790      1,134
          Accumulated depreciation . . . .      (523)       (75)
                                            ---------  ---------
                                               1,267      1,059


Investments. . . . . . . . . . . . . . . .    22,924     17,991
                                            ---------  ---------

Total assets . . . . . . . . . . . . . . .  $487,136   $318,407
                                            =========  =========


LIABILITIES
     Current liabilities
          Accounts payable . . . . . . . .  $ 32,594     31,919
          Loans payable to shareholder . .    10,689      1,274
          Short term note. . . . . . . . .     6,500          0
          Income taxes payable . . . . . .    17,967
                                            ---------  ---------
     Total liabilities . . . . . . . . . .    67,750     33,193


SHAREHOLDERS' EQUITY
          Common stock 50,000,000 shares
               authorized $.001 par value
               3,430,000 outstanding . . .     3,430      3,430
          Paid in capital. . . . . . . . .   134,730    134,880
          Retained earnings. . . . . . . .   281,226    146,904
                                            ---------  ---------
                                             419,386    285,214

Total liabilities and shareholders' equity  $487,136   $318,407
                                            =========  =========

               SEE ACCOUNTANT'S REPORT AND ACCOMPANYING FOOTNOTES


                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF OPERATIONS
                For the six months ending June 30, 2002 and 2001


                                                    2002         2001
                                                 -----------  -----------

Revenue . . . . . . . . . . . . . . . . . . . .  $  543,487   $  473,942
Cost of revenue . . . . . . . . . . . . . . . .     151,108      136,676
                                                 -----------  -----------
Gross margin. . . . . . . . . . . . . . . . . .     392,379      337,267

Operating expenses

     Accounting fees. . . . . . . . . . . . . .       1,700        1,500
     Advertising. . . . . . . . . . . . . . . .         179          270
     Bad debts. . . . . . . . . . . . . . . . .       4,068
     Bank charges . . . . . . . . . . . . . . .         300          106
     Consulting fees                                              38,632
     Depreciation . . . . . . . . . . . . . . .         150           75
     Equipment rental . . . . . . . . . . . . .      33,804       45,954
     Insurance. . . . . . . . . . . . . . . . .      11,595       22,932
     Licenses and taxes . . . . . . . . . . . .       1,027       11,177
     Miscellaneous. . . . . . . . . . . . . . .      18,541       13,714
     Office supplies. . . . . . . . . . . . . .         467          542
     Postage. . . . . . . . . . . . . . . . . .         234          166
     Printing and reproduction                                        21
     Professional services. . . . . . . . . . .         604        2,167
     Rent . . . . . . . . . . . . . . . . . . .       4,710        5,400
     Repairs. . . . . . . . . . . . . . . . . .      22,449       24,918
     Telephone. . . . . . . . . . . . . . . . .       1,268        1,565
     Training                                                      3,000
     Travel and entertainment . . . . . . . . .         147       11,447
     Utilities. . . . . . . . . . . . . . . . .       4,293          707
                                                 -----------  -----------
          Total expenses. . . . . . . . . . . .     105,536      184,293
                                                 -----------  -----------
               Income (Loss) from operations. .     286,842      152,974

Other income and (expense)
               Interest income. . . . . . . . .       5,211            0
               Interest expense . . . . . . . .           0         (507)
                                                 -----------  -----------
               Total other income and (expense)       5,211         (507)

Income (Loss) before tax provision. . . . . . .     292,053      152,467
Provision for income tax. . . . . . . . . . . .     (17,966)           0
                                                 -----------  -----------

               Total net income (loss). . . . .  $  274,087   $  152,467
                                                 ===========  ===========
(Loss) per share. . . . . . . . . . . . . . . .  $     0.08   $     0.04
Weighted average per share. . . . . . . . . . .   3,430,000    3,406,969
                                                 ===========  ===========

               SEE ACCOUNTANT'S REPORT AND ACCOMPANYING FOOTNOTES


                            ALASKA FREIGHTWAYS, INC.
                        STATEMENT OF SHAREHOLDER'S EQUITY
                For the six months ending June 30, 2002 and 2001


                                          Paid in    Retained
Date                 Shares     Amount    Capital    Deficit      Total
------------------  ---------  ---------  --------  ----------  ---------

December 31, 2000.  3,160,000  $   3,160  $      0  $  (5,563)  $ (2,403)
January, 2001. . .    200,300        200    99,950               100,150
February, 2001 . .     70,000         70    34,930                35,000
March, 2001. . . .          0          0                                0
Net (loss) . . . .                                     152,467    152,467
                    ---------  ---------  --------  ----------  ---------
                    3,430,300  $   3,430  $134,880  $ 146,904   $285,214
                    =========  =========  ========  ==========  =========

                                          Paid in    Retained
Date                 Shares       Amount  Capital    Earnings   Total
------------------  ---------  ---------  --------  ----------  ---------
December 31, 2001.  3,430,000  $   3,430  $134,730  $   7,139   $145,299


Net income . . . .                                    274,087     274,087
                    ---------  ---------  --------  ----------  ---------
                    3,430,000  $   3,430  $134,730  $ 281,226   $419,386
                    =========  =========  ========  ==========  =========

               SEE ACCOUNTANT'S REPORT AND ACCOMPANYING FOOTNOTES


                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF CASH FLOWS
                For the six months ending June 30, 2002 and 2001


                                                            2002       2001
                                                          ----------  ----------
CASH FLOWS FROM
     OPERATING ACTIVITIES
     Net income (loss) . . . . . . . . . . . . . . . . .  $ 274,087   $ 152,467
     Adjustments to reconcile net income
          to net cash provided by operating activities
          Depreciation . . . . . . . . . . . . . . . . .        150          75
          Increase in accounts receivable. . . . . . . .   (290,308)   (251,403)
          Increase in receivable from affiliate. . . . .     (9,228)    (42,600)
          Increase in Investment . . . . . . . . . . . .        (24)    (17,991)
          Increase (Decrease) in accounts payable. . . .     27,503      28,919
           (Decrease) in note payable. . . . . . . . . .          0        (100)
          Increase in federal taxes payable. . . . . . .     15,731           0
                                                          ----------  ----------
NET CASH PROVIDED BY
     OPERATING ACTIVITIES. . . . . . . . . . . . . . . .     17,911    (130,633)

INVESTING ACTIVITIES
          Purchase of equipment. . . . . . . . . . . . .          0       1,134
FINANCING ACTIVITIES
      Loan from shareholder. . . . . . . . . . . . . . .      8,200
      Short term borrowings. . . . . . . . . . . . . . .      6,500       1,277
      Sale of common stock . . . . . . . . . . . . . . .                135,150
                                                          ----------  ----------
NET CASH PROVIDED BY
      FINANCING ACTIVITIES . . . . . . . . . . . . . . .     14,700     136,427
                                                          ----------  ----------
INCREASE IN CASH AND CASH
      EQUIVALENTS. . . . . . . . . . . . . . . . . . . .     32,611       4,660
Cash and cash equivalents at beginning of year . . . . .      9,976         694
                                                          ----------  ----------
Cash and cash equivalents at end of period . . . . . . .  $  42,587   $   5,354
                                                          ==========  ==========

Supplemental disclosures to the statement of cash flows
--------------------------------------------------------
Income taxes paid. . . . . . . . . . . . . . . . . . . .  $   2,236           0
                                                          ==========  ==========

               SEE ACCOUNTANT'S REPORT AND ACCOMPANYING FOOTNOTES

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 and 2001

NOTE 1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
         ----------------------------------------------

          Nature  of  the  business  -  Alaska  Freightways,  Inc (the "Company)
          -------------------------
          operates  as  a  trucking  company  hauling  over  the  road  goods.

          Pervasiveness  of  estimates - The preparation of financial statements
          -----------------------------
          in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ----------------------------
          purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

          Property  and  equipment  - Property and equipment will be recorded at
          ------------------------
          cost. Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

          Depreciation will be provided using the straight-line method, over the useful lives of the assets. Since the company has yet to commence operations, no depreciation has been taken. Equipment consists of moldings being developed.

          Income  taxes  -  Income  taxes  are  provided  for the tax effects of
          ---------------
          transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for Financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

          Earnings  per share - Basic earnings per share amounts are computed by
          -------------------
          dividing the net income by the weighted average number of common shares outstanding.

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 and 2001

NOTE 1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (con't)
         -------------------------------------------------------

          Material  Adjustments  -  Management  is  not  aware  of  any material
          ----------------------
          adjustments that need to be to the financial statements in order for them to be in compliance with generally accepted accounting principles.

NOTE 2:  BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on June 1, 2000. The Company commenced operations during the first quarter of 2001. Prior to that it was in the development stage.

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

NOTE 6:  COMMON  STOCK

          Founder's stock- at the initial organizational meeting of the Company,
          ---------------
          the board of directors voted to issue stock to the founders of the corporation. These shares, which total 3,160,000 shares, are to be issued for consideration of $.001 per share. As of December 31, 2000 3,160,000 shares have been paid for and issued. For the year ending December 31, 2001 the Company sole to three accredited investors
          270,000  shares  of  its  common  stock  raising $135,000 in proceeds.

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 and 2001

NOTE 6:  COMMON  STOCK  (con't)

          The Company sold 270,300 shares of its common stock at $.50 a share raising $135,150 in capital. These shares were sold to four different investors. These transactions occurred during the three months ending March 31, 2001. No equity transactions occurred during the period ending June 30, 2002.

NOTE 7:  RELATED  PARTY  TRANSACTIONS

          The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the six months ending June 30, 2002 and 2001 that amount was $33,804 and $45,954 respectively. During the six months ending June 30, 2002 the shareholder advanced the Company $10,500 for working capital purposes. No payments were made for the equipment leases.

          The Company paid to two of its major shareholders $16,000 and $7,605 in compensation for services for the period ending June 30, 2001. For the six month period ending June 30, 2002 the amounts were $6,000 for one of the shareholders only.

NOTE 8:  INCOME  TAXES

          The provision of income tax consists for the tax years ended December 31:

          Current  tax  provision                    2002          2001
          -----------------------                  ---------     --------
          Interim  estimated  liability            $17,967         $  0


          The Company is incorporated in the state of Nevada where there is no state corporate tax so no provision is made for state corporate tax. The federal corporate tax rate is 15%. Because of the nature of the weather, there are fluxuations in the income of the Company. The estimated interim liability is computed at the federal rate of 35% on the estimated yearly taxable income.

          The net operating loss that occurred in the prior year was used in the current year.

                            ALASKA FREIGHTWAYS, INC.
                        FOOTNOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 and 2001


NOTE 9:  THREE  MONTHS  INTERIM  FINANCIAL  INFORMATION


                                  Three Months Ended June 30
                          --------------------------------------
                                                 2002       2001
                          ----------------------------  --------

Revenue. . . . . . . . .  $                   514,115   $433,542
Cost of Revenue. . . . .                      117,980    105,844
                          ----------------------------  --------
Gross Profit . . . . . .                      396,135    327,698
Operating expenses . . .                       86,913    104,842
                          ----------------------------  --------
Income from operations .                      309,222    222,856
Other income and expense                        2,751          0
Income tax provision . .                      (17,966)         0
                          ----------------------------  --------
Net income . . . . . . .  $                   294,007   $222,856
                          ============================  ========


EPS. . . . . . . . . . .  $                      0.09   $   0.07
                          ============================  ========

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

     The Company had $514,115 in revenue from continuing operations for the three month period ended June 30, 2002 compared to revenue of $433,542 for the three months ended June 30, 2001. Cost of revenue was $117,980 for the three months ended June 30, 2002 compared to $105,844 for the three month period ended June 30, 2001.

     For the six months ended June 30, 2002, the Company had revenue of $543,487 with cost of revenue of $151,108. During the six months ended June 30, 2001, the Company had revenue of $473,942 with cost of revenue of $136,676.

     Operating expenses for the six month and three month periods ended June 30, 2002 were $105,536 and 86,913, respectively. Operating expenses for the six and three month periods ended June 30, 2001 were $184,293 and $104,842, respectively. Higher expenses in 2001 were due to costs associated with beginning operations. These costs included equipment rental, consulting fees, initial licensing, insurance and training costs, as well as professional fees and travel expenses.

     As a result of the foregoing factors, the Company realized total net income of $294,007 for the three months ended June 30, 2002 with total net income of $274,087 for the six months ended June 30, 2002. During the three and six month periods ended June 30, 2001, the Company had net income of $222,856 and $152,467, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At June 30, 2002 the Company had total assets of $487,136. Current assets consisted of $42,587 cash on hand, $290,308 in accounts receivable-trade and $130,050 in cash receivable from an affiliate. Fixed assets consisted of $1,267 in office equipment and $22,924 in investments.

Total current liabilities at June 30, 2002 were $76,750. Liabilities consisted of $32,594 in accounts payable, $10,689 in loans payable to a shareholder, $6,500 in a short term note and $17,967 income taxes payable.

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

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $225,000 with the Securities and Exchange Commission that went effective on April 15, 2002. The Company is offering a minimum of 100,000 shares and a maximum of 300,000 shares at $0.75 per share. The Commission file number is 333-58246. The offering commenced on April 16, 2002, however, as of the date of this report, the Company has not yet raised the minimum amount. The Company has in place an escrow agreement whereby all funds are placed in escrow until the minimum amount is raised. Should the Company fail to raise the minimum, all proceeds will be refunded.

     As of June 30, 2002, the Company has incurred expenses in the amount of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated offering expenses to be $25,000 and believes this is an accurate estimate.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.



EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION


          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALASKA  FREIGHTWAYS,  INC.



Date:  August  14,  2002           By: /s/ Richard Strahl
                                   ------------------------
                                   Richard  Strahl
                                   Director  and  Chief  Financial  Officer