Form 10QSB
period 2002-09-30
ALASKA FREIGHTWAYS INC
filed 2002-11-22
CIK 1136174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 3,430,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]


                                  FORM 10-QSB
                            ALASKA FREIGHTWAYS, INC.
                          (A Development Stage Company)
                                      INDEX

                                                                            Page
PART I.   Financial Information

          Item 1.  Financial Statements (unaudited)                            3

          Independent Accountant's Report                                      4

          Unaudited Balance Sheet, September 30, 2002 and 2001                 5

          Unaudited Statement of Operations for the nine months ended
          September 30, 2002 and 2001                                          6

          Unaudited Statement of Shareholders' Equity for the nine months
          ended September 30, 2002 and 2001                                    7

          Unaudited Statement of Cash Flows, for the three months ending
          September 30, 2002 and 2001                                          8

          Footnotes to Financial Statements                                    9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      12

          Item 3.     Controls and Procedures                                 14

PART II.  Other Information

          Item 2.  Changes in Securities and Use of Proceeds                  14

          Item 6.  Exhibits and Reports on Form 8-K                           15

          Signatures                                                          15

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

                            TO THE BOARD OF DIRECTORS

Alaska  Freightways,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Alaska Freightways, Incorporated as of September 30, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Alaska Freightways, Incorporated.

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



/s/  Hawkins  Accounting
---------------------------




November  20,  2002


                            ALASKA FREIGHTWAYS, INC
                                  BALANCE SHEET
                          SEPTEMBER 30, 2002 AND 2001


                                                2002       2001
                                                         ---------
ASSETS
  Current assets
    Cash . . . . . . . . . . . . . . . . . .  $131,532   $ 14,944
    Accounts receivable. . . . . . . . . . .   343,065      5,723
    Receivable from affiliate. . . . . . . .   139,245     14,810
    Investments. . . . . . . . . . . . . . .    22,960     18,686
                                              ---------  ---------
      Total current assets . . . . . . . . .   636,802     54,163

  Fixed assets
    Office equipment . . . . . . . . . . . .     1,790      2,923
    Accumulated depreciation . . . . . . . .      (523)         0
                                              ---------  ---------
      Total fixed assets . . . . . . . . . .     1,267      2,923
                                              ---------  ---------

  Total assets . . . . . . . . . . . . . . .  $638,069   $ 57,086
                                              =========  =========

LIABILITIES
  Current liabilities
    Accounts payable . . . . . . . . . . . .  $ 87,985   $    476
    Corporate tax payable. . . . . . . . . .     7,500
    Note payable-Shareholder . . . . . . . .     8,689
    Note payable-Affiliated company. . . . .    10,000
                                              ---------  ---------
      Total current liabilities. . . . . . .   114,174        476
                                              ---------  ---------

  Total liabilities. . . . . . . . . . . . .   114,174        476

SHAREHOLDERS' EQUITY
    Common stock 50,000,000 shares
      authorized $.001 par value
      3,568,034 outstanding. . . . . . . . .     3,568      3,430
    Paid in capital. . . . . . . . . . . . .   238,115    134,880
    Retained earnings. . . . . . . . . . . .   282,212    (81,700)
                                              ---------  ---------
                                               523,895     56,610
                                              ---------  ---------

  Total liabilities and shareholders' equity  $638,069   $ 57,086
                                              =========  =========

                 See accompanying notes and accountant's report


                            ALASKA FREIGHTWAYS, INC
                            STATEMENT OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


Revenue. . . . . . . . . . . . . . . . . . . . . . .  $1,711,656   $  977,272

Cost of revenue. . . . . . . . . . . . . . . . . . .   1,181,768      801,266
                                                      -----------  -----------

Gross margin . . . . . . . . . . . . . . . . . . . .     529,888      176,006

Operating expenses
  Accounting fees. . . . . . . . . . . . . . . . . .       4,607        6,700
  Advertising. . . . . . . . . . . . . . . . . . . .       1,169          670
  Bank Charges . . . . . . . . . . . . . . . . . . .         414          138
  Consulting fees. . . . . . . . . . . . . . . . . .       7,224       39,432
  Automobile . . . . . . . . . . . . . . . . . . . .         314       25,062
  Depreciation . . . . . . . . . . . . . . . . . . .         225            0
  Insurance. . . . . . . . . . . . . . . . . . . . .      19,612       28,460
  Licenses and taxes . . . . . . . . . . . . . . . .       1,182       11,851
  Miscellaneous. . . . . . . . . . . . . . . . . . .      60,575       40,159
  Office supplies. . . . . . . . . . . . . . . . . .       1,890          814
  Postage. . . . . . . . . . . . . . . . . . . . . .       1,366          217
  Printing and reproduction. . . . . . . . . . . . .          38          779
  Professional services. . . . . . . . . . . . . . .      16,307        6,344
  Rent . . . . . . . . . . . . . . . . . . . . . . .      14,561        5,640
  Repairs. . . . . . . . . . . . . . . . . . . . . .      91,873       55,369
  Telephone. . . . . . . . . . . . . . . . . . . . .       5,124        6,384
  Training . . . . . . . . . . . . . . . . . . . . .           0        3,000
  Travel and entertainment . . . . . . . . . . . . .      19,180       19,214
  Utilities. . . . . . . . . . . . . . . . . . . . .       8,340        1,403
                                                      -----------  -----------
    Total expenses . . . . . . . . . . . . . . . . .     254,001      251,637
                                                      -----------  -----------
      (Loss) from operations . . . . . . . . . . . .     275,887      (75,630)

Other income and (expense)
      Interest . . . . . . . . . . . . . . . . . . .      (1,237)        (507)
      Interest income. . . . . . . . . . . . . . . .       7,923
                                                      -----------  -----------
      Total other income and (expense) . . . . . . .       6,686         (507)
                                                      -----------  -----------
      Total net income (loss) prior to income taxes.  $  282,573   $  (76,137)


Provison for corporate federal income tax. . . . . .       7,500            0
                                                      -----------  -----------
Net income (Loss). . . . . . . . . . . . . . . . . .     275,073      (76,137)
Income (Loss) per share. . . . . . . . . . . . . . .  $     0.08   $    (0.02)
                                                      ===========  ===========

Weighted average per share . . . . . . . . . . . . .   3,460,595    3,406,969
                                                      ===========  ===========

                 See accompanying notes and accountant's report


                            ALASKA FREIGHTWAYS, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                      2001
                                      ----

                                                                 Deficit
                                                                Accumulated
                                                                 During
                                                      Paid in   Development
Date                        Shares        Amount      Capital     Stage       Total
-----------------------  ------------  -------------  --------  ---------    ---------

December 31, 2000 . . .    3,160,000   $      3,160   $      0  $ (5,563)    $ (2,403)
January, 2001 . . . . .      200,300            200     99,950                100,150
February, 2001. . . . .       70,000             70     34,930                 35,000
March, 2001 . . . . . .            0              0                                 0
April,2001. . . . . . .            0              0                                 0
May, 2001 . . . . . . .            0              0                                 0
June, 2001. . . . . . .            0              0                                 0
July, 2001. . . . . . .            0              0                                 0
August, 2001. . . . . .            0              0                                 0
September, 2001 . . . .            0              0                                 0
Net (loss). . . . . . .                                          (76,137)     (76,137)
                         ------------  -------------  --------  ----------   ---------
                           3,430,300   $      3,430   $134,880  $(81,700)    $ 56,610
                         ============  =============  ========  ==========   =========


                                      2002
                                    --------

December 31, 2001 . . .    3,430,000   $      3,430   $134,730  $  7,139     $145,299
Intial public offering
    July 2002 . . . . .      138,034            138    103,385                103,523
Net income. . . . . . .                                          275,073      275,073
                         ------------  -------------  --------  ----------   ---------
                           3,568,034   $      3,568   $238,115  $282,212     $523,895
                         ============  =============  ========  ==========   =========

                 See accompanying notes and accountant's report


                            ALASKA FREIGHTWAYS, INC
                            STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                      2002        2001
                                                   ----------  ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . .  $ 275,073   $ (76,137)
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation expense. . . . . . . . . . . . .        225
    Increase in accounts receivable . . . . . . .   (343,065)     (5,723)
    Increase in receivable from affiliate . . . .    (18,423)    (14,810)
    Increase in investments . . . . . . . . . . .        (60)    (18,686)
    Increase (Decrease) in accounts payable . . .     82,817      (2,524)
    (Decrease) in note payable. . . . . . . . . .          0        (100)
    Federal corporate tax payable . . . . . . . .      5,264
                                                   ----------  ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES. . . . . . . . . . . . . .      1,831    (117,980)

INVESTING ACTIVITIES
    Purchase of equipment . . . . . . . . . . . .          0       2,923
FINANCING ACTIVITIES
  Notes from shareholder. . . . . . . . . . . . .      8,200
  Notes from affiliated company . . . . . . . . .      8,000
  Sale of common stock. . . . . . . . . . . . . .    103,525     135,150
                                                   ----------  ----------
TOTAL CASH PROVIDED FROM FINANCING ACIVITIES. . .    119,725
INCREASE IN CASH AND CASH
  EQUIVALENTS . . . . . . . . . . . . . . . . . .    121,556      14,247
Cash and cash equivalents at beginning of year. .      9,976         697
                                                   ----------  ----------
Cash and cash equivalents at end of period. . . .  $ 131,532   $  14,944
                                                   ==========  ==========

SUPPLEMENTAL INFORMATION TO CASH FLOWS
  Income taxes paid . . . . . . . . . . . . . . .  $   2,236   $       0
  Interest. . . . . . . . . . . . . . . . . . . .  $   1,237   $       0

                 See accompanying notes and accountant's report

                            ALASKA FREIGHTWAYS, INC.

                        FOOTNOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

NOTE  1:     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
             ----------------------------------------------

     Nature of the business - Alaska Freightways, Inc (the "Company) operates as
     ----------------------
     a  trucking  company  hauling  over  the  road  goods.

     Investments  -  The  Company  classifies  its marketable debt securities as
     -----------
     "held to maturity". All other marketable securities are classified as "available for sale". Securities classified as "available for sale are carried in the financial statements at fair value. Realized gains and losses determined using the first in, first out (FIFO) method, are included in earnings; unrealized holding gains and losses are reported in other comprehensive income. Securities classified as held to maturity are carried at amortized cost.

     Pervasiveness  of  estimates  -  The preparation of financial statements in
     ----------------------------
     conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Cash  and cash equivalents - For financial statement presentation purposes,
     --------------------------
     the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

     Property  and  equipment  -  Property  and  equipment are recorded at cost.
     ------------------------
     Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized. When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

     Depreciation is provided using the straight-line method, over the useful lives of the assets. Since the company has yet to commence operations, no depreciation has been taken. Equipment consists of moldings being developed.

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

                            ALASKA FREIGHTWAYS, INC.

                        FOOTNOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

NOTE  1:     SIGNIFICANT  ACCOUTNING  POLICIES  (CON'T):
             -------------------------------------------

     Earnings  per  share  -  Basic  earnings  per share amounts are computed by
     --------------------
     dividing the net income by the weighted average number of common shares outstanding.

     Material  Adjustments - Management is not aware of any material adjustments
     ---------------------
     that need to be to the financial statements in order for them to be in compliance with generally accepted accounting principles.

     NOTE  2:     BACKGROUND

     The Company was incorporated under the laws of the State of Nevada on June 1, 2000. The principal activities of the Company, from the beginning of the development stage, have been organizational matters and the sale of stock.

NOTE  3:     COMMON  STOCK

     Founder's  stock- at the initial organizational meeting of the Company, the
     ----------------
     board of directors voted to issue stock to the founders of the corporation. These shares, which total 3,160,000 shares, are to be issued for consideration of $.001 per share. As of December 31, 2000 3,160,000 shares have been paid for and issued. This raised $3,160 in capital.

     The Company sold 270,300 shares of its common stock at $.50 a share raising $135,150 in capital. These shares were sold to four different investors. During the nine months ended September 30, 2001.

     During the second quarter ending June 31, 2002 the Company initiated an Initial Public Offering where it sold 138,034 shares of its common stock raising $103,525 in proceeds. The offering closed on July 21, 2002.

NOTE  4:     RELATED  PARTY  TRANSACTIONS

     The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the period ending September 30, 2001 that amount was $85,846.

     For the period ending September 30, 2002 the Company paid a majority shareholder a total of $4,780 in consulting fees. This shareholder advanced the Company a total of $8,689 in funds during the same period.

     An affiliated company advanced monies for professional fees in order that the Company may become public. For the period ending September 30, 2002 and 2001 the amounts were $8,000 and $0, respectively.

                            ALASKA FREIGHTWAYS, INC.

                        FOOTNOTES TO FINANCIAL STATEMENTS
                           September 30, 2002 and 2001

NOTE  5:     INCOME  TAXES

     The Company recognizes interim corporate tax expense and payable based on the anticipated taxable income at the end of the year. This is done because the weather is a key factor the Company's revenue stream, there is a material loss in operations for the fourth quarter of the fiscal year. Thus income tax expense is estimated at the anticipated annual level.

NOTE  6:     RECEIVABLE  FROM  AFFILIATE

     From point of inception to the period ending September 30, 2002 the Company advanced funds to a company that is controlled by a majority shareholder for operating capital. These funds are expected to be repaid during the next 12 months and carry no interest.

NOTE  7:      THREE  MONTH  INTERIM  FINANCIAL  INFORMATION


                             For the three months
                             ending September 30
                           -----------------------
                              2002         2001
                           -----------  ----------

Revenue . . . . . . . . .  $1,168,169   $ 503,330
Cost of Sales . . . . . .   1,030,660     664,590
                           -----------  ----------
Gross Profit. . . . . . .     137,509    (161,260)
Operating expenses. . . .     148,465      67,344
                           -----------  ----------
Income (Loss) operations.     (10,956)   (228,604)
Interest expense. . . . .      (1,237)     (1,440)
Interest income . . . . .       2,712           0
                           -----------  ----------
(Loss) before taxes . . .    (  9,481)   (230,044)
Provision for taxes . . .    (  7,500)          0
                           -----------  ----------
Net Income (Loss) . . . .  $  (16,981)  $(230,044)
                           ===========  ==========

EPS . . . . . . . . . . .  $    (0.01)  $   (0.01)
                           ===========  ==========

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

OPERATING  STRATEGY

     Our operating strategy is to provide high quality transportation and freight brokerage services that position us as a preferred supplier or "core carrier" to shippers, initially in Alaska. We do not compete primarily on a price basis, but on a price and quality basis. We seek to effect this strategy by providing reliable, time-definite pick up and delivery services. An important factor in our ability to effect this strategy is the ready availability of drivers. We are developing a log of drivers who are independent contractors, allowing us to have a large available work force.

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

THREE  MONTH  AND  NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

     The Company generated $1,168,169 in revenue from continuing operations for the three month period ended September 30, 2002 compared to revenue of $503,330 for the three months ended September 30, 2001. Cost of sales was $1,030,660 for the three months ended September 30, 2002 compared to $664,990 for the three month period ended September 30, 2001.

     For the nine months ended September 30, 2002, the Company had revenue of $1,711,656 with cost of revenue of $1,181,768. During the nine months ended September 30, 2001, the Company had revenue of $972,272 with cost of revenue of $801,266.

     Operating expenses for the nine month and three month periods ended September 30, 2002 were $254,001 and $148,465, respectively. By comparison, operating expenses for the nine and three month periods ended September 30, 2001 were $251,637 and $67,344 respectively. Operating and administrative costs included equipment rental, repair costs, licensing, insurance and training costs, as well as professional, legal and accounting fees.

     As a result of the foregoing factors, the Company realized total net income of $275,073 for the nine months ended September 30, 2002, compared to a net loss of $76,137 for the nine months ended September 30, 2001. During the three month period ended September 30, 2002 the Company realized a net loss of $16,981 compared to a net loss of $230,044 during the comparable period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

     At September 30, 2002 the Company had total assets of $638,069. Current assets consisted of $131,532 in cash, $343,065 in accounts receivable, $139,245 receivable from an affiliate and $22,960 in investments. Fixed assets during this period consisted of $1,267 in office equipment after depreciation. Total liabilities at September 30, 2002 were $114,174, consisting of $87,985 in accounts payable, $7,500 in corporate tax payable, $8,689 in a note payable to a shareholder and $10,000 in a note payable to an affiliated company. At December 31, 2001, the Company had total assets of $57,086 and liabilities of $476.

     The Company believes that its current cash needs can be met with revenues generated from continuing operations and from the proceeds generated by its initial public offering. However, should the Company find it necessary to raise additional capital, the Company may sell common stock of the Company or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

PART  II.  OTHER  INFORMATION

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     The Company filed an SB-2 Registration Statement on its common stock for a minimum of $75,000 and a maximum of $225,000 with the Securities and Exchange Commission that went effective on April 15, 2002 and closed on July 21, 2002. The Company sold 138,034 shares at $0.75 per share, generating total proceeds of $103,525.25. The Commission file number is 333-58246. As of September 30, 2002, the Company has incurred expenses in the amount of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There are no underwriters discounts, commissions or finders fees. The Company originally estimated offering expenses to be $25,000 and believes this is an accurate estimate. Through September 30, 2002, estimated use of proceeds is as follows:


USE OF PROCEEDS:

TOTAL PROCEEDS AT JULY 21, 2002. . . . .  $103,525
                                          --------

Offering Expenses  . . . . . . . . . . .    16,000
Equipment. . . . . . . . . . . . . . . .    40,000
Working Capital. . . . . . . . . . . . .    32,000

PROCEEDS REMAINING AT SEPTEMBER 30, 2002  $ 15,525

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.



EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


                                   SIGNATURES

     In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALASKA  FREIGHTWAYS,  INC.



Date:  November  22,  2002         By: /s/ Richard Strahl
                                   ---------------------------
                                   Richard  Strahl
                                   Director  and  Chief  Financial  Officer