Form 10KSB
period 2002-12-31
ALASKA FREIGHTWAYS INC
filed 2003-05-06
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

For  the  Fiscal  Year  ended  December  31,  2002

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                       Commission File Number:  333-58246

                            ALASKA FREIGHTWAYS, INC.
           (Name of small business issuer as specified in its charter)

                  NEVADA                                   88-0464853
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation or organization)

               300 EAST 54TH AVE., SUITE 200 ANCHORAGE, AK  99518
                    (Address of principal executive offices)

                                 (907) 227-7319
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                      NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

On December 31, 2002 the aggregate market value of the voting stock of Alaska Freightways, Inc. held by non-affiliates of the registrant was $315,119 based on the average high and low bid prices for the registrant's common stock on that date as reported by the National Quotations Bureau. At December 31, 2002 there were 3,568,033 shares of common stock of the registrant outstanding, par value $.001.

The  issuer's  revenue  for  its  most  recent  fiscal  year  was  $2,671,802.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                          FORM  10-KSB
                                     ALASKA FREIGHTWAYS, INC.
                                  (A Development Stage Company)
                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      4

          Item 3.  Legal Proceedings                                                            4

          Item 4.  Submission of Matters to a Vote of Security Holders                          4

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     4

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    5

          Item 7.  Financial Statements                                                         6

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  6

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                6

          Item 10.  Executive Compensation                                                      7

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              7

          Item 12.  Certain Relationships and Related Transactions                              8

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                     9

          Signatures                                                                           10

(Inapplicable  items  have  been  omitted)

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

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

OUR  BUSINESS

We provide trucking, freight hauling and brokerage services in and around Anchorage, Alaska. Freight hauling includes identifying loads that need to be hauled and using our own trucks and trailers to perform the service. Freight brokerage services involve identifying loads that need to be hauled and contracting with other transportation services or independent contractors to perform the service for which we receive a commission. Anchorage is a fast developing city, and we are working toward establishing a steady clientele and orders for our services. We are also actively seeking other companies that are interested in outsourcing their transportation needs. Our primary focus is on freight brokerage operations and short to medium haul trucking up to fifty miles from town. Current operations include local hauling of gravel products for several ongoing projects. We also haul asphalt, concrete material and ballast rock in the short to medium haul range.

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

We compete with several national freight service providers as well as smaller regional trucking companies. We believe our relatively low capital requirements and variable cost structure should enable us to remain competitive.

EMPLOYEES

We rely on the efforts of our executive officers to conduct our business. We do not have any formal employment agreements in place with our executive officers although we have provided compensation for their services in the past. We have also occasionally hired temporary employees on an hourly, as-needed basis. We primarily rely on the services of drivers who are independent contractors and or owner/operators. This allows us to access a large work force without hiring additional employees to run our business. We currently have relationships with over 20 independent contractors who provide their services when needed. We intend to continue to rely on independent contractors in the future and do not intend to hire additional employees at the present time.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Our principal address is 300 West 54th Avenue, Suite 200, Anchorage, Alaska, 99518. Our president provides this office space at no cost to us. We anticipate this arrangement will continue until our operations demand additional facilities.

We operate a fleet of eight tractors and fourteen trailers. Three of the tractors and ten of the trailers are owned by RL Trucking and Richard L. Strahl, our chief executive officer. We also lease five additional tractors and four trailers from Mr. Strahl. The lease agreement runs through 2004 and allows us to lease the equipment on as-needed basis until we can purchase our own trucks. The lease payments are to include an amount sufficient to pay the principal and interest on the current loan against the equipment and a reasonable amount of monies for insurance and maintenance. We also pay for all fuel used by the trucks we lease. The aggregate annual lease amount is $123,000.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any current or pending legal proceedings involving Alaska Freightways or our officers and directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is listed on the Over the Counter Bulletin Board under the symbol AKFW. As of December 31, 2002, we had 70 shareholders holding 3,568,033 shares of common stock. Of the issued and outstanding common stock, 548,033 are free trading, the balance are restricted stock as that term is used in Rule 144. A table detailing the high/low bid and ask for the previous year is provided below.


                                 CLOSING BID    CLOSING ASK
2002                             HIGH    LOW    HIGH    LOW

September 12 (first available)
Through September 30 . . . . .   none    none   none    none

October 1 through December 31    1.10     .05   4.00    4.00

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

We have not paid, nor declared, any dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay dividends is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Alaska Freightways generated revenue of $2,671,802 from continuing operations for the year ended December 31, 2002. Cost of revenue was $2,615,684 resulting in gross a profit of $56,118. However, operating expenses during 2002 were $404,990 resulting in a loss from operations of $348,872. After adjusting for net interest income of $8,082, Alaska realized a net loss of $354,252 during 2002.

The bulk of expenses during 2002 consisted of $132,862 in equipment repairs and maintenance, $86,611 in overhead expenses, $45,954 in consulting fees and $36,482 in insurance costs. We also had professional, legal and accounting expenses of approximately $34,000 in 2002. Most of these professional expenses were related to preparing our public reports and filing an SB-2 Registration Statement in April of 2002.

Revenue for the year ended December 31, 2001 was $1,548,850 with cost of revenue of $1,235,722 resulting in gross profit of $313,128. Operating expenses for the year ended December 31, 2001 were $299,834 resulting in gross income of $13,294. After adjusting for income tax and interest income, net income for 2001 was $12,702.

Equipment repairs of $78,643 were our largest expense in 2001. Other substantial expenditures included $53,742 in consulting fees, $45,954 in insurance, $32,783 in overhead expenses and approximately $32,570 in legal, accounting and professional fees.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 we had total assets of $457,420. Total current assets were $433,386 consisting of $14,212 in cash, $288,512 in accounts receivable and $130,662 in a past-due note receivable and accrued interest from APC Export, Inc., a company controlled by Richard Strahl. Other assets consisted of $1,134 in office equipment and long term investments of $22,900. Total liabilities at December 31, 2002 were $562,849 consisting mainly of $386,858 in accounts payable and $169,582 due to Mr. Strahl for advances on leased equipment. We also had a short term note payable of $6,409.

Total assets at December 31, 2001 were $155,190 consisting of the $120,822 note receivable from APC Export, $9,976 in cash, $1,492 in office equipment and $22,900 in long term investments. Total liabilities at December 31, 2001 were $9,891.

We filed an SB-2 Registration Statement on our common stock for a minimum of $75,000 and a maximum of $225,000 with the Securities and Exchange Commission. The offering went effective on April 15, 2002 and closed on July 21, 2002. We sold 138,034 shares at $0.75 per share, generating total proceeds of $103,525.25. The Commission file number is 333-58246. As of December 31, 2002, we have incurred expenses in the amount of approximately $16,000 relating to the Registration Statement. Expenses include legal fees, accounting fees, escrow fees, filing fees, printing and transfer agent costs. There were no underwriters discounts, commissions or finders fees. We originally estimated offering expenses to be $25,000 and believe this is an accurate estimate. At September 30, 2002 we had remaining proceeds of $15,525 that were subsequently used as operating capital. As a result, at December 31, 2002 there were no proceeds remaining from the offering.

We anticipate that our operating expenses for the next twelve months will be approximately $400,000. This estimate is based on our income and expenses for the previous year. We do not have any long term capital commitments and we believe that our current cash needs can be met with cash on hand, continued operations and expected payment of accounts receivable. If we require additional capital, we may sell common stock or enter into debt financing agreements.

PLAN  OF  OPERATION

During the next twelve months we hope to expand our business by seeking new clients for our services. We also intend to continue complying with our reporting requirements as a public company. To demonstrate our commitment to operating in a fair and ethical manner, we have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 11.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME               AGE  POSITION                            SINCE

Donald L. Nelson.   47  President and Director              June 2000

Richard L. Strahl   61  CEO, CFO, Secretary, Treasurer and  June 2000
                        Director

Brady Strahl. . .   26  Director and Vice President         June 2000

DONALD E. NELSON, PRESIDENT AND DIRECTOR. Mr. Nelson was the owner of Fleet Services, a truck repair, fabrication, and maintenance company from June 1983 to July 1987, working under contracts with Weaver Bros., K&W Trucking, Lynden Transport, and Drilling Mud Haulers. From July 1987 to January 1994 he worked as a shop mechanic supervisor & instructor for Craig Taylor Equipment Co. located in Fairbanks, Alaska. From January 1994 to December 1999 he was a supervisor, concrete and asphalt cutting, for Summit Paving & Construction, Inc. in Anchorage, Alaska. Starting in December 1999, Mr. Nelson has been the production manager and the director of maintenance for APC Export, Inc. located in Anchorage, AK.

RICHARD L. STRAHL, SECRETARY, TREASURER AND DIRECTOR. Mr. Strahl is currently serving as a President and CEO of APC Export, Inc., a soil development company located in Anchorage, Alaska. He assumed this position in September of 1998, after owning RL Trucking company from March 1989 to October 1998. He is the father of Brady Strahl.

BRADY STRAHL, VICE PRESIDENT AND DIRECTOR. From June 1995 to October 1998 Mr. Strahl was providing dispatch and equipment management services to RL Trucking. From October 1998 to present Mr. Strahl is an undergraduate student at Gonzaga University with a major in Business.

All officers hold their positions at the will of the Board of Directors. All directors hold their positions for one year or until their successors are elected and qualified.

ITEM  10.  EXECUTIVE  COMPENSATION

We do not have formal employment contracts with our executive officers although we have provided compensation for consulting and management services. A summary table of executive compensation is provided below:



                           SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS ($)  OTHER ANNUAL
                                                          COMPENSATION

Richard Strahl. . . . . . .  2002  58,440 (1)        -0-           -0-
  Chief Executive Officer .  2001     14,529         -0-           -0-
  Chief Financial Officer .  2000      1,500         -0-           -0-

Donald Nelson . . . . . . .  2002        -0-         -0-           -0-
  President . . . . . . . .  2001     42,000         -0-           -0-
                             2000        -0-         -0-           -0-

     (1) This amount includes consulting fees paid to Richard Strahl and compensation for management services provided by APC Export, Inc., a company controlled by Mr. Strahl.

In July of 2001 we adopted a long-term stock incentive plan. At the date of this report, we have not issued any options under the plan. We have not established any pension, profit sharing or insurance programs for the benefit of our employees.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 3,568,033 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME & ADDRESS                            NUMBER OF SHARES  PERCENTAGE OF
                                               OWNED         SHARES OWNED

Donald Nelson (1). . . . . . . . . . . .           500,000          14.01%
300 East 54th Ave.
Suite 200
Anchorage, AK 99518

Richard L. Strahl (1). . . . . . . . . .         2,500,000          70.06%
300 East 54th Ave.
Suite 200
Anchorage, AK  99518

Brady Strahl (1) . . . . . . . . . . . .            20,000           0.56%
2951 Westwind Court
Anchorage, AK 99516

All directors and executive officers as
 a group (3 people). . . . . . . . . . .         3,020,000          84.63%

     (1)  Officer  and/or  director

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Richard  L.  Strahl  is  the  father  of  Brady  Strahl.

During our development stage, we entered an agreement with Richard Strahl to provide consulting services for which we paid $1,500. During 2001 we paid Mr. Strahl $14,529 for consulting services.

During 2002 we paid a total of $58,440 to Richard Strahl and APC Export, Inc. for consulting and management services. APC Export is controlled by Richard Strahl.

We have entered into a lease agreement with Richard Strahl to lease the trucks and trailers we use in our business. Mr. Strahl is to be paid the principal and interest amount due on each loan against the equipment as well as a reasonable amount of monies for insurance and maintenance for each truck and trailer leased by us. We are responsible for the payment of all fuel used by the trucks. The aggregate annual lease amount is $123,000. At December 31, 2001, we had paid Mr. Strahl $87,477 under the lease agreement. As of December 31, 2002 we owed a cumulative total of $169,582 to Mr. Strahl under the lease agreement.

At our initial organizational meeting on June 30, 2000 our founders purchased the following shares at the par value of $.001: Brady Strahl purchased 10,000 shares for $10 cash. Donald Nelson purchased 500,000 shares for $500 cash. Richard Strahl purchased 2,500,000 shares for $2,500 cash. Nina Kravchenko purchased 150,000 shares for $150 cash.

Richard Strahl loaned us $100 to open our corporate bank account. We have since repaid the loan with no interest.

From June 2000 through December 2001 we had advanced a total of $120,822 to APC Export, Inc., a company owned and controlled by Richard Strahl. The advances were due on or before December 31, 2002 and carry an interest rate of 8% per annum. At December 31, 2002, the principal and accrued interest on the note was $130,662. At the date of this report, the note had not been repaid and is considered delinquent.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.



EXHIBITS:

EXHIBIT NUMBER  TITLE                                               LOCATION

          99.1  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.3  Alaska Freightways Corporate Code of Ethics. . . .  Attached

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Alaska Freightways during the last quarter of the period covered by this report.

ITEM  14.  CONTROLS  AND  PROCEDURES

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ALASKA  FREIGHTWAYS,  INC.



Date:  May  5,  2003                    /s/Richard  Strahl,
                                        -------------------------
                                        Richard  Strahl
                                        Chief  Executive  Officer
                                        Chief  Financial  Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  May  5,  2003                    /s/Richard  Strahl
                                        -------------------
                                        Richard  Strahl
                                        Director



Date:  May  5,  2003                    /s/Brady  Strahl
                                        ----------------
                                        Brady  Strahl
                                        Director



Date:  May  5,  2003                    /s/Donald  Nelson
                                        ------------------
                                        Donald  Nelson
                                        Director



                            ALASKA FREGHTWAYS, INC.



                                                                    PAGE
                                                                   -----

  -    Independent Auditors' Report . . . . . . . . . . . . . . .     12


  -    Balance Sheet, December 31, 2002, 2001 and 2000. . . . . .     13


  -    Statement of Operations For the years ended
     December 31, 2002, 2001 and from June 1
     Date of Inception to December 31, 2000 . . . . . . . . . . .  14-15


  -    Statement of Stockholders' Equity For the years ended
     December 31, 2002, 2001 and for the period from June 1, 2000
     Date of Inception to December 31, 2000 . . . . . . . . . . .     16


  -    Statement of Cash Flows, For the years ended
     December 31, 2002, 2001 and from June 1
     Date of Inception to December 31, 2000 . . . . . . . . . . .     17


  -    Notes to Financial Statements December 31, 2002. . . . . .  18-20

To  the  Board  of  Directors  and  Shareholders
Alaska  Freightways,  Inc.
Anchorage,  Alaska

Independent  Auditor's  Report

I have audited the balance sheet of Alaska Freightways, Inc. as of December 31, 2002 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the year ended and from June 1, 2000, date of inception, to year-end December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Alaska
Freightways, Inc as of December 31, 2002 2001 and 2000, the results of operations the cash flows and the cumulative results of operations and cumulative cash flows for the year ended and from June 1, 2000, date of inception, to the year then ended December 31, 2000, in conformity with generally accepted accounting principles.






/s/Hawkins  Accounting
-----------------------

April  29,  2003



                             ALASKA FREIGHTWAYS, INC
                                  BALANCE SHEET
                        DECEMBER 31, 2002, 2001 AND 2000


                                                 2002       2001       2000
                                              ----------  ---------  --------
ASSETS
  Current assets
    Cash . . . . . . . . . . . . . . . . . .  $  14,212   $  9,976   $   697
    Accounts receivable. . . . . . . . . . .    288,512
    Receivable from affiliate. . . . . . . .    130,662    120,822
                                              ----------  ---------  --------
      Total current assets . . . . . . . . .    433,386    130,798       697


  Fixed assets
    Office equipment . . . . . . . . . . . .      1,790      1,790         0
    Accumulated depreciation . . . . . . . .       (656)      (298)        0
                                              ----------  ---------  --------
                                                  1,134      1,492         0

  Investments. . . . . . . . . . . . . . . .     22,900     22,900         0
                                              ----------  ---------  --------

  Total assets . . . . . . . . . . . . . . .  $ 457,420   $155,190   $   697
                                              ==========  =========  ========


LIABILITIES
  Current liabilities
    Accounts payable . . . . . . . . . . . .  $ 386,858   $  5,166   $ 3,000
    Loans payable to shareholder . . . . . .    169,582        489       100
    Short term note. . . . . . . . . . . . .      6,409      2,000         0
    Federal income taxes payable . . . . . .          0      2,236         0
                                              ----------  ---------  --------
  Total liabilities. . . . . . . . . . . . .    562,849      9,891     3,100

SHAREHOLDERS' EQUITY
    Common stock 50,000,000 shares
      authorized $.001 par value
      3,568.034 outstanding. . . . . . . . .      3,568      3,430     3,160
    Paid in capital. . . . . . . . . . . . .    238,115    134,730
    Retained earnings. . . . . . . . . . . .   (347,113)     7,139    (5,563)
                                              ----------  ---------  --------
                                               (105,430)   145,299    (2,403)

  Total liabilities and shareholders' equity  $ 457,420   $155,190   $   697
                                              ==========  =========  ========

  The accompanying footnotes are an integral part of these financial statements



                             ALASKA FREIGHTWAYS, INC
                             STATEMENT OF OPERATIONS
          For the years ended December 31, 2002, 2001 and from June 1
                     Date of Inception to December 31, 2000


                                           2002         2001        2000
                                        -----------  -----------  --------
Revenue. . . . . . . . . . . . . . . .  $2,671,802   $1,548,850   $     0

Cost of revenue. . . . . . . . . . . .   2,615,684    1,235,722         0
                                        -----------  -----------  --------

Gross margin . . . . . . . . . . . . .      56,118      313,128         0

Operating expenses
  Accounting fees. . . . . . . . . . .      16,010       13,810     4,000
  Advertising. . . . . . . . . . . . .       1,283          783
  Bank Charges . . . . . . . . . . . .         531          193        63
  Consulting fees. . . . . . . . . . .      45,954       53,742     1,500
  Depreciation . . . . . . . . . . . .         358          298
  Automobile . . . . . . . . . . . . .         314       16,953
  Insurance. . . . . . . . . . . . . .      36,482       45,954
  Licenses and taxes . . . . . . . . .       4,363       12,403
  Overhead . . . . . . . . . . . . . .      86,611       32,783
  Office supplies. . . . . . . . . . .       3,579          897
  Postage. . . . . . . . . . . . . . .       1,993          297
  Printing and reproduction. . . . . .       3,571           42
  Professional services. . . . . . . .      18,307        4,100
  Rent . . . . . . . . . . . . . . . .      15,761       11,340
  Repairs. . . . . . . . . . . . . . .     132,862       78,643
  Telephone. . . . . . . . . . . . . .       8,045        3,051
  Training . . . . . . . . . . . . . .           0        3,000
  Travel and entertainment . . . . . .      19,339       18,760
  Utilities. . . . . . . . . . . . . .       9,626        2,785
                                        -----------  -----------  --------
    Total expenses . . . . . . . . . .     404,990      299,834     5,563
                                        -----------  -----------  --------
      Income (Loss) from operations. .    (348,872)      13,294    (5,563)

Other income and (expense)
      Interest income. . . . . . . . .       9,840        2,151
      Interest expense . . . . . . . .      (1,758)        (507)
                                        -----------  -----------  --------
      Total other income and (expense)       8,082        1,644         0



                            ALASKA FREIGHTWAYS, INC
                      STATEMENT OF OPERATIONS (CONTINUED)
          For the years ended December 31, 2002, 2001 and from June 1
                     Date of Inception to December 31, 2000


Provision for income tax                0       (2,236)           0
                               -----------  -----------  -----------

      Total net income (loss)  $ (340,790)  $   12,702   $   (5,563)
                               ===========  ===========  ===========

(Loss) per share. . . . . . .  $    (0.10)  $     0.01   $    (0.01)
                               ===========  ===========  ===========

Weighted average per share. .   3,499,017    3,424,166    3,160,000
                               ===========  ===========  ===========

  The accompanying footnotes are an integral part of these financial statements



                            ALASKA FREIGHTWAYS, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
         For the years ended December 31, 2002, 2001 and for the period from June 1, 2000 Date of Inception to December 31, 2000

                                       2000
                                       ----

                                                  Paid in    Retained
Date                        Shares      Amount    Capital    Earnings     Total
------------------------  ----------  ----------  --------  ----------  ---------
   December 13, 2000        500,000   $     500   $      0  $           $    500
   December 13, 2000 . .     10,000          10          0                    10
   December 20, 2000 . .  2,500,000       2,500          0                 2,500
   December 26, 2000 . .    150,000         150                               150
Net (loss) . . . . . . .                                       (5,563)    (5,563)
                          ----------  ----------  --------  ----------  ---------
                          3,160,000   $   3,160   $      0  $  (5,563)  $ (2,403)
                          ==========  ==========  ========  ==========  =========


                                       2001
                                       ----

   December 31, 2000 . .  3,160,000   $   3,160   $      0     (5,563)  $ (2,403)
January, 2001. . . . . .    200,000         200     99,800               100,000
February, 2001 . . . . .     70,000          70     34,930                35,000
Net income . . . . . . .                                       12,702     12,702
                          ----------  ----------  --------  ----------  ---------
                          3,430,000   $   3,430   $134,730      7,139   $145,299
                          ==========  ==========  ========  ==========  =========


                                       2002
                                       -----

   December 31, 2001 . .  3,430,000   $   3,430   $134,730  $   7,139   $145,299
Initial public offering
    July 2002. . . . . .    138,034         138    103,385               103,523
Net income . . . . . . .                                     (340,790)  (340,790)
                          ----------  ----------  --------  ----------  ---------
                          3,568,034   $   3,568   $238,115  $(333,651)  $(91,968)
                          ==========  ==========  ========  ==========  =========

  The accompanying footnotes are an integral part of these financial statements



                                 ALASKA FREIGHTWAYS, INC
                                 STATEMENT OF CASH FLOWS
                For the years ended December 31, 2002, 2001 and from June 1
                          Date of Inception to December 31, 2000


                                                             2002        2001       2000
                                                          ----------  ----------  --------
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . .   (354,252)  $  12,702   $(5,563)
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation . . . . . . . . . . . . . . . . . . . .        358         298
    (Increase) in accounts receivable. . . . . . . . . .   (288,512)
    Increase in receivable from affiliate. . . . . . . .     (9,840)   (120,822)
    Increase (Decrease) in accounts payable. . . . . . .    381,691       2,166     3,000
    Increase (Decrease) in note payable. . . . . . . . .        389         100
    Increase (Decrease) in note to shareholder . . . . .    169,093
    Increase in federal taxes payable. . . . . . . . . .     (2,236)      2,236         0
                                                          ----------  ----------  --------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .   (103,698)   (103,031)   (2,463)

INVESTING ACTIVITIES
    Purchase of equipment. . . . . . . . . . . . . . . .                  1,790
FINANCING ACTIVITIES
  Purchase of investments. . . . . . . . . . . . . . . .                (22,900)
  Short term borrowings. . . . . . . . . . . . . . . . .      4,409       2,000
  Sale of common stock . . . . . . . . . . . . . . . . .    103,525     135,000     3,160
NET CASH PROVIDED BY
  FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .    107,934     114,100
INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .      4,236       9,279       697
Cash and cash equivalents at beginning of year . . . . .      9,976         697         0
                                                                      ----------  --------
Cash and cash equivalents at end of period . . . . . . .     14,212   $   9,976   $   697
                                                          ==========  ==========  ========

Supplemental disclosures to the statement of cash flows
  Interest paid during the year. . . . . . . . . . . . .              $     507
                                                                      ==========
  Taxes paid during the year . . . . . . . . . . . . . .  $   2,236
                                                          ==========

    The accompanying notes are an integral part of these financial statements

                             ALASKA FREIGHTWAYS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Nature  of  the  business  -  Alaska  Freightways,  Inc (the "Company)
          -------------------------
          operates  as  a  trucking  company  hauling  over  the  road  goods.

          Development  Stage  Company  -  The  Company  was  a development stage
          ---------------------------
          company, as defined in the Financial Accounting Standards Board No. 7. The Company was in the development stage during the year ended December 31, 2000 and came out of it in the first quarter of the year ending December 31, 2001.

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

          Cash  and  cash  equivalents  -  For  financial statement presentation
          ---------------------------
          purposes, the Company considers all short-term investments with a maturity date of three months or less to be cash equivalents.

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

                             ALASKA FREIGHTWAYS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002


NOTE  3:  NOTE  RECEIVABLE  FROM  AFFILIATE

          The Company has advanced funds to an affiliated corporation that is controlled by the majority shareholder of the Company. The original note which is unsecured was due on December 31, 2002, it became delinquent after December 31, 2002.

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

NOTE  5:  NOTES  PAYABLE

          The notes payable is to a company that is providing consulting services to the Company. The terms of the note are 12% interest payable and matures on December 31, 2003. The original note was due December 31, 2002 and was subsequently renewed for one more year.

NOTE  6:  COMMON  STOCK

          Founder's stock- at the initial organizational meeting of the Company,
          ---------------
          the board of directors voted to issue stock to the founders of the corporation. These shares, which total 3,160,000 shares, are to be issued for consideration of $.001 per share. As of December 31, 2000 3,160,000 shares have been paid for and issued. For the year ending December 31, 2001 the Company sold to three accredited investors
          270,000  shares  of  its  common  stock  raising $135,000 in proceeds.

          During the third quarter ending September 30, 2002 the initiated a Initial Public Offering where it sold 138,034 shares of its common stock raising $103,525 in proceeds.

NOTE  7:  RELATED  PARTY  TRANSACTIONS

          The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the year ending December 31, 2001 the Company paid to the shareholder $87,477 for the leasing of the trucks. During the year ending December 31, 2002 the shareholder made payments to leasing companies from personal funds for the equipment. The Company paid the shareholder $58,440 in consulting fees for the year ended December 31, 2002. Total amount owing the shareholder as of December 31, 2002 was $169,582.

                             ALASKA FREIGHTWAYS, INC
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002

NOTE  7:  RELATED  PARTY  TRANSACTIONS  (CONTINUED)

          The Company further paid the majority shareholder a total of $14,529 and $1,500 respectively for consulting services for the periods ending December 31,2001 and 2000. The other shareholder and officer of the corporation was paid $42,000 for services during the year ended December 31, 2001 and $0 for the period ending December 31, 2000.

NOTE  8:  INCOME  TAXES

          The provision of income tax consists for the tax years ended December 31 2001 and 2000:

          Current  tax  provision                    2001          2000
          -----------------------                 -------          ----
          Federal                                 $2,236           $  0

          The Company is incorporated in the state of Nevada where there is no state corporate tax so no provision is made for state corporate tax. The federal corporate tax rate is 15%.

          The net operating loss that occurred in the year December 31, 2000 was used in the subsequent year.

          The benefit for income taxes from operations consisted of the following components: deferred tax benefit of $115,839 resulting from the current year net operating loss before income taxes, and a deferred tax expense of $115,839 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses. Net operating loss carryforward will expire in 2022.

          The valuation allowance will be evaluated at the end of the each year considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.