Form 10QSB
period 2003-03-31
ALASKA FREIGHTWAYS INC
filed 2003-05-22
CIK 1136174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 3,568,033 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]



                                   FORM 10-QSB
                            ALASKA FREIGHTWAYS, INC.
                                      INDEX

                                                                            Page
PART I..  Financial Information

          Item 1.  Unaudited Financial Statements                              3

          Independent Accountant's Report                                      4

          Unaudited Balance Sheet, March 31, 2003, 2002 and 2001               5

          Unaudited Statement of Operations for the three months ended
          March 31, 2003, 2002 and 2001                                        6

          Unaudited Statement of Shareholders' Equity for the three months
          ended March 31, 2003, 2002 and 2001                                  7

          Unaudited Statement of Cash Flows, for the three months ending
          March 31, 2003, 2002 and 2001                                        8

          Footnotes to Financial Statements                                    9

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      12

          Item 3.  Controls and Procedures                                    13

PART II.  Other Information

          Item 5.  Related Party Transactions                                 14

          Item 6.  Exhibits and Reports on Form 8-K                           14

          Signatures                                                          14

(Inapplicable  items  have  been  omitted)

PART  I.

FINANCIAL  INFORMATION

Item  1.  Unaudited  Financial  Statements

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

                            TO THE BOARD OF DIRECTORS


Alaska  Freightways,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Alaska Freightways, Incorporated as of March 31, 2003, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Alaska Freightways, Incorporated.

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




/s/Hawkins  Accounting
-----------------------


May  20,  2003



                            ALASKA FREIGHTWAYS, INC
                                  BALANCE SHEET
                          MARCH 31, 2003, 2002 AND 2001


                                               2003       2002       2001
                                            ----------  ---------  ---------
ASSETS
Current assets
Cash . . . . . . . . . . . . . . . . . . .  $  13,337   $      0   $  3,331
Accounts receivable. . . . . . . . . . . .    122,100          0          0
Receivable from affiliate. . . . . . . . .    137,428    129,424     42,600
Deferred tax asset . . . . . . . . . . . .                 2,652
                                            ----------  ---------  ---------
Total current assets . . . . . . . . . . .    272,865    132,076     45,931

Fixed assets
Office equipment . . . . . . . . . . . . .      1,790      1,790      1,134
Accumulated depreciation . . . . . . . . .       (669)      (373)         0
                                            ----------  ---------  ---------
                                                1,121      1,417      1,134

Investments. . . . . . . . . . . . . . . .     22,900     22,881     17,900
                                            ----------  ---------  ---------

Total assets . . . . . . . . . . . . . . .    296,886   $156,374   $ 64,965
                                            ==========  =========  =========

LIABILITIES
Current liabilities
Bank overdraft . . . . . . . . . . . . . .  $       0   $  2,603   $      0
Accounts payable . . . . . . . . . . . . .    208,421      5,514      2,101
Loans payable to shareholder . . . . . . .    220,582     10,989
Short term note. . . . . . . . . . . . . .      6,409      7,000          0
Federal income taxes payable . . . . . . .          0      2,236          0
                                            ----------  ---------  ---------
Total liabilities. . . . . . . . . . . . .    435,412     28,342      2,101

SHAREHOLDERS' EQUITY
Common stock 50,000,000 shares
authorized $.001 par value
3,568,034 outstanding. . . . . . . . . . .      3,568      3,430      3,430
Paid in capital. . . . . . . . . . . . . .    238,115    134,730    134,880
Retained earnings. . . . . . . . . . . . .   (380,209)   (10,128)   (75,446)
                                            ----------  ---------  ---------
                                             (138,526)   128,032     62,864

Total liabilities and shareholders' equity  $ 296,886   $156,374   $ 64,965
                                            ==========  =========  =========

   The accompanying footnotes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF OPERATIONS
            For the three months ending March 31, 2003, 2002 and 2001


                                        2003         2002         2001
                                     -----------  -----------  -----------
Revenue . . . . . . . . . . . . . .  $  285,958   $   29,372   $   40,400

Cost of revenue . . . . . . . . . .     278,321       33,128       30,832
                                     -----------  -----------  -----------
Gross margin. . . . . . . . . .       7,637       (3,756)       9,568

Operating expenses
    Accounting fees . . . . . . . .         405                       300
    Advertising . . . . . . . . . .         221           90          120
    Bank Charges. . . . . . . . . .          92           98           63
    Consulting fees . . . . . . . .      15,505                    37,332
    Depreciation. . . . . . . . . .          13           75
    Equipment rental. . . . . . . .                        7
    Insurance . . . . . . . . . . .       7,286        5,281        7,980
    Licenses and taxes. . . . . . .         293                     2,500
    Miscellaneous . . . . . . . . .       5,681        4,514          107
    Office supplies . . . . . . . .         851          237          295
    Postage . . . . . . . . . . . .          73                       153
    Printing and reproduction . . .          41                        21
    Professional services . . . . .         753        2,238        1,518
    Rent. . . . . . . . . . . . . .       3,200        1,200        3,000
    Repairs . . . . . . . . . . . .       6,478        4,021       15,420
    Telephone . . . . . . . . . . .       2,083                       618
    Training. . . . . . . . . . . .                                 3,000
    Travel and entertainment. . . .         430           20        7,024
    Utilities . . . . . . . . . . .         930          843            0
                                     -----------  -----------  -----------
Total expenses. . . . . . . . . . .      44,335       18,623       79,451
                                     -----------  -----------  -----------
Income (Loss) from operations . . .     (36,699)     (22,379)     (69,883)

Other income and (expense)
Interest income . . . . . . . . . .       3,603        2,460            0
Interest expense. . . . . . . . . .                        0            0
                                     -----------  -----------  -----------
Total other income and (expense). .       3,603        2,460            0
Income (Loss) before tax provision.     (33,096)     (19,919)     (69,883)
Provision for income tax. . . . . .           0        2,652            0
                                                  -----------  -----------
Total net income (loss) . . . . . .  $  (33,096)  $  (17,267)  $  (69,883)
                                     ===========  ===========  ===========
(Loss) per share. . . . . . . . . .  $    (0.01)       (0.01)       (0.01)
                                     ===========  ===========  ===========
Weighted average per share. . . . .  $3,568,034    3,424,166    3,406,969
                                     ===========  ===========  ===========

     The accompanying notes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
            For the three months ending March 31, 2003, 2002 and 2001

                                      2001
                                      ----

                                                  Paid in    Retained
Date                        Shares      Amount    Capital    Deficit      Total
------------------------  ----------  ----------  --------  ----------  ----------

December 31, 2000. . . .  3,160,000   $   3,160   $      0  $  (5,563)  $  (2,403)
January, 2001. . . . . .    200,300         200     99,950                100,150
February, 2001 . . . . .     70,000          70     34,930                 35,000
March, 2001. . . . . . .          0           0                                  0
Net (loss) . . . . . . .                                      (69,883)    (69,883)
                          ----------  ----------  --------  ----------  ----------
                          3,430,300   $   3,430   $134,880  $ (75,446)  $  62,864
                          ==========  ==========  ========  ==========  ==========


                                      2002
                                      ----

                                                  Paid in   Retained
Date . . . . . . . . . .  Shares      Amount      Capital   Earnings    Total
------------------------  ----------  ----------  --------  ----------  ----------
December 31, 2001. . . .  3,430,000   $   3,160   $134,730  $   7,139   $ 145,029

Net income . . . . . . .                                      (17,267)     17,267
                          ----------  ----------  --------  ----------  ----------
                          3,430,000   $   3,160   $134,730  $ (10,128)  $ 162,296
                          ==========  ==========  ========  ==========  ==========


                                      2003
                                      ----

                                                  Paid in   Retained
Date . . . . . . . . . .  Shares      Amount      Capital   Earnings    Total
------------------------  ----------  ----------  --------  ----------  ----------
December 31, 2002. . . .  3,568,034   $   3,568   $238,115  $(347,113)   (105,430)

Net loss for the period.                                      (33,096)    (33,096)
                          --------------------------------------------------------
                          3,568,034   $   3,568   $238,115  $(380,209)  $(138,526)
                          ========================================================

     The accompanying notes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF CASH FLOWS
            For the three months ending March 31, 2003, 2002 and 2001


                                                    2003       2002        2001
                                                 ----------  ---------  ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . .  $ (33,096)  $(17,267)  $ (69,883)
Adjustments to reconcile net income
to net cash provided by operating activities
   Depreciation . . . . . . . . . . . . . . . .         13         75
   (Increase) in accounts receivable. . . . . .    166,412
   (Increase) in receivable from affiliate. . .     (6,765)    (8,602)    (42,600)
   (Increase) in deferred taxes . . . . . . . .          0     (2,652)
   Increase in investment . . . . . . . . . . .          0          9     (17,900)
   Increase (Decrease) in accounts payable. . .   (178,439)       358        (899)
   (Decrease) in note payable . . . . . . . . .          0          0        (100)
   Increase in federal taxes payable. . . . . .          0          0           0
                                                 ----------  ---------  ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . . . . . . . .    (51,875)   (28,079)   (131,382)

INVESTING ACTIVITIES
   Purchase of equipment. . . . . . . . . . . .                     0       1,134
FINANCING ACTIVITIES
   Loan from shareholder. . . . . . . . . . . .     51,000     10,500
   Short term borrowings. . . . . . . . . . . .                 5,000
   Sale of common stock . . . . . . . . . . . .                           135,150
                                                 ----------  ---------  ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES. . . . . . . . . . . . . .     51,000     15,500     135,150
                                                             ---------  ----------
INCREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . . . . . .       (875)   (12,579)      2,634
Cash and cash equivalents at beginning of year.     14,212      9,976         694
                                                 ----------  ---------  ----------
Cash and cash equivalents at end of period. . .  $  13,337   $ (2,603)  $   3,328
                                                 ==========  =========  ==========

     The accompanying notes are an integral part of the financial statements

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2003


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

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE  2:   BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on June 1, 2000. The Company commenced operations during the first quarter of 2001. Prior to that it was in the development stage.

NOTE  3:  NOTE  RECEIVABLE  FROM  AFFILIATE

          The Company has advanced funds to an affiliated corporation that is controlled by the majority shareholder of the Company. The note is unsecured and is due on December 31, 2002. The interest rate is 8%. As of March 31, 2003 the note was in default.

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

NOTE  5:  NOTES  PAYABLE

          The notes payable is to a company that is providing consulting services to the Company. The terms of the note are 12% interest payable on December 31, 2002 the note was rolled over on December 31, 2002 for one more year.

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

          The Company sold 270,300 shares of its common stock at $.50 a share raising $135,150 in capital. These shares were sold to four different investors. These transactions occurred during the three months ending March 31, 2001. No equity transactions occurred during the period ending March 31, 2002 or 2003.

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 2003


NOTE  7:  RELATED  PARTY  TRANSACTIONS

          The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the period ending March 31, 2001 that amount was $28,483. During the three months ending March 31, 2002 the shareholder advanced the Company $10,500 for working capital purposes. No payments were made for the equipment leases. During the period ending March 31, 2003 the shareholder paid the leases on the vehicle $51,000 and was paid $15,385 in consulting fees.

          The Company paid one of it's shareholders and officers $5,000 in compensation for services for the period ending March 31, 2002.

NOTE  8:  INCOME  TAXES

          The provision of income tax consists for the tax years ended March 31:


Current tax benefit provision  2003    2002   2001
                               -----  ------  -----

Federal . . . . . . . . . . .  $   0  $2,652  $   0

          The Company is incorporated in the state of Nevada where there is no state corporate tax so no provision is made for state corporate tax. The federal corporate tax rate is 15%.

          The company has a net operating loss from the previous year that it expects to use to offset any tax during the current year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OF PLAN OF OPERATION

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

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

We generated $285,958 in revenue from continuing operations for the three month period ended March 31, 2003. Cost of revenue during the first three months of 2003 was $278,321 resulting in a gross margin of $7,637. However, operating expenses during this period were $44,335 resulting in a loss from operations of $36,669. After adjusting for net interest income of $3,603 Alaska realized a net loss of $33,096 during the first three months of 2003. The most substantial expenses at March 31, 2003 consisted of $15,505 in management and consulting fees, $7,286 in insurance, $6,478 in equipment repairs and maintenance and $5,681 in miscellaneous overhead expenses. We also had general office expenses of approximately $7,000 consisting primarily of $3,200 in rent and $2,803 in telephone bills.

Revenue for the three months ended March 31, 2002 was $29,372 with cost of revenue of $33,128. Operating expenses were $18,623. Notable expenses during this period consisted of $5,281 in insurance, $4,514 in miscellaneous overhead expenses and $4,021 in repairs and maintenance costs. Rent during this period was $1,200. We also had $2,238 in professional fees relating to preparing an SB-2 registration statement that went effective in April of 2002. After adjusting for income tax and interest income, total net loss for the three months ended March 31, 2002 was $17,267. The sharp increase in revenue and expenses during the first three months of 2003 was the result of becoming a public company and implementing our business plan during the summer of 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003 the Company had total assets of $296,886. Current assets were $272,865 consisting of $13,337 in cash, $122,100 in accounts receivable and $137,428 in a note receivable and accrued interest from an affiliate. Fixed assets during this period were $296,886 consisting of $1,121 in office equipment after depreciation and $22,900 in investments. Total liabilities at March 31, 2003 were $435,412 consisting of $208,421 in accounts payable, $220,582 in notes payable to a shareholder and $6,409 in a short term notes.

Total assets at March 31, 2002 were $156,374 consisting primarily of $129,424 receivable from an affiliate and $22,881 in investments. Total liabilities at March 31, 2002 were $28,342.

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

PART  II.  OTHER  INFORMATION

ITEM  5.  RELATED  PARTY  TRANSACTIONS

During the first three months of 2003 we paid a total of $15,385 to Richard Strahl and APC Export, Inc. for consulting and management services. APC Export is controlled by Richard Strahl. Mr. Strahl is an officer and director of Alaska Freightways.

We have entered into a lease agreement with Richard Strahl to lease the trucks and trailers we use in our business. Mr. Strahl is to be paid the principal and interest amount due on each loan against the equipment as well as a reasonable amount of monies for insurance and maintenance for each truck and trailer leased by us. The aggregate annual lease amount is $123,000. Mr. Strahl has advanced operating expenses to the company against expected receipts from the lease agreement. During the three months ended March 31, 2003, Mr. Strahl advanced $51,000 against the lease. As of March 31, 2003 we owed a cumulative total of $220,582 to Mr. Strahl under the lease agreement.

From June 2000 through December 2001 we had advanced a total of $120,822 to APC Export, Inc., a company owned and controlled by Richard Strahl. The advances were due on or before December 31, 2002 and carry an interest rate of 8% per annum. At March 31, 2003, the principal and accrued interest on the note was $137,428. At the date of this report, the note had not been repaid and is considered delinquent.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: We did not file reports on Form 8-K during the quarter ended March 31, 2003.


EXHIBIT NUMBER  TITLE                                                              LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALASKA  FREIGHTWAYS,  INC.


Date:  May  21,  2003              /s/Richard  Strahl
                                   -------------------------
                                   Richard  Strahl
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer