Form 10QSB
period 2003-06-30
ALASKA FREIGHTWAYS INC
filed 2003-08-14
CIK 1136174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of a recent date: As of July 30, 2003 there were 3,568,033 shares of common stock, $0.001 par value issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  x  ]



                                   FORM 10-QSB
                            ALASKA FREIGHTWAYS, INC.
                                      INDEX


PART I.   Financial Information                                           Page

          Item 1.  Unaudited Financial Statements                            3

          Independent Accountant's Report                                    4

          Unaudited Balance Sheet, June 30, 2003, 2002 and 2001              5

          Unaudited Statement of Operations for the six months ended
          June 30, 2003, 2002 and 2001                                     6-7

          Unaudited Statement of Shareholders' Equity for the six months
          ended June 30, 2003, 2002 and 2001                                 8

          Unaudited Statement of Cash Flows, for the six months ending
          June 30, 2003, 2002 and 2001                                       9

          Unaudited Statement of Cash Flows, for the three months ending
          June 30, 2003, 2002 and 2001                                      10

          Footnotes to Financial Statements                                 11

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    14

          Item 3.  Controls and Procedures                                  15

PART II.  Other Information

          Item 2.  Changes in Securities                                    16

          Item 5.  Related Party Transactions                               16

          Item 6.  Exhibits and Reports on Form 8-K                         16

          Signatures                                                        17

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

                            TO THE BOARD OF DIRECTORS


Alaska  Freightways,  Incorporated.
Anchorage,  Alaska

                         Independent Accountant's Report
                         -------------------------------


I have reviewed the accompanying balance sheet of Alaska Freightways, Incorporated as of June 30, 2003, 2002 and 2001 and the related statement of operations stockholders' equity and the statement of cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Alaska Freightways, Incorporated.

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






/s/Hawkins  Accounting
-----------------------

August  8,  2003



                            ALASKA FREIGHTWAYS, INC
                                  BALANCE SHEET
                          JUNE 30, 2003, 2002 AND 2001


                                                2003       2002       2001
                                              ---------  ---------  ---------
ASSETS
  Current assets
    Cash . . . . . . . . . . . . . . . . . .  $278,307   $ 42,587   $  5,354
    Accounts receivable-trade. . . . . . . .   300,233    290,308    251,403
    Receivable from affiliate. . . . . . . .   122,916    130,050     42,600
                                              ---------  ---------  ---------
      Total current assets . . . . . . . . .   701,456    462,945    299,357
  Fixed assets
    Office equipment . . . . . . . . . . . .     1,790      1,790      1,134
    Accumulated depreciation . . . . . . . .      (682)      (523)       (75)
                                              ---------  ---------  ---------
                                                 1,108      1,267      1,059

  Investments. . . . . . . . . . . . . . . .    23,002     22,924     17,991
                                              ---------  ---------  ---------
  Total assets . . . . . . . . . . . . . . .  $725,566   $487,136   $318,407
                                              =========  =========  =========

LIABILITIES
  Current liabilities
    Accounts payable . . . . . . . . . . . .  $263,062   $ 32,594     31,919
    Loans payable to shareholder . . . . . .   271,582     10,689      1,274
    Short term note. . . . . . . . . . . . .     4,037      6,500          0
    Income taxes payable . . . . . . . . . .    43,847     17,967
                                              ---------  ---------  ---------
  Total liabilities. . . . . . . . . . . . .   582,528     67,750     33,193
                                              ---------  ---------  ---------
SHAREHOLDERS' EQUITY
    Common stock 50,000,000 shares
      authorized $.001 par value
      3,568,033 outstanding. . . . . . . . .     3,568      3,430      3,430
    Paid in capital. . . . . . . . . . . . .   238,115    134,730    134,880
    Retained earnings. . . . . . . . . . . .   (98,645)   281,226    146,904
                                              ---------  ---------  ---------
                                               143,038    419,386    285,214
                                              ---------  ---------  ---------
  Total liabilities and shareholders' equity  $725,566   $487,136   $318,407
                                              =========  =========  =========


   The accompanying footnotes are an integral part of the financial statements



                ALASKA FREIGHTWAYS, INC.
                STATEMENT OF OPERATIONS
   For the six months ending June 30, 2003, 2002 and 2001


                                2003       2002      2001
                             ----------  --------  --------

Revenue . . . . . . . . . .  $1,227,113  $543,487  $473,942

Cost of revenue . . . . . .     732,476   151,108   136,676
                             ----------  --------  --------

Gross margin. . . . . . . .     494,637   392,379   337,267

Operating expenses
  Accounting fees . . . . .         905     1,700     1,500
  Advertising . . . . . . .         478       179       270
  Bad debts . . . . . . . .           0     4,068
  Bank charges. . . . . . .         609       300       106
  Consulting fees . . . . .      22,163         0    38,632
  Depreciation. . . . . . .          26       150        75
  Equipment rental. . . . .     109,696    33,804    45,954
  Insurance . . . . . . . .      15,509    11,595    22,932
  Licenses and taxes. . . .       1,852     1,027    11,177
  Miscellaneous . . . . . .      21,395    18,541    13,714
  Office supplies . . . . .       1,691       467       542
  Postage . . . . . . . . .          44       234       166
  Printing and reproduction          41         0        21
  Professional services . .         906       604     2,167
  Rent. . . . . . . . . . .       9,400     4,710     5,400
  Repairs . . . . . . . . .      18,130    22,449    24,918
  Telephone . . . . . . . .       4,588     1,268     1,565
  Training. . . . . . . . .           0         0     3,000
  Travel and entertainment.         437       147    11,447
  Utilities . . . . . . . .       1,658     4,293       707
                             ----------  --------  --------



                            ALASKA FREIGHTWAYS, INC.
                        STATEMENT OF OPERATIONS continued
             For the six months ending June 30, 2003, 2002 and 2001

Total expenses                            209,528      105,536      184,293
                                        -----------  -----------  ----------
      Income (Loss) from operations. .     285,109      286,842     152,974
Other income and (expense)
      Interest income. . . . . . . . .       7,206        5,211           0
      Interest expense . . . . . . . .           0            0        (507)
                                        -----------  -----------  ----------
      Total other income and (expense)       7,206        5,211        (507)
                                        -----------  -----------  ----------
Income (Loss) before tax provision . .     292,315      292,053     152,467
Provision for income tax . . . . . . .     (43,847)     (17,966)          0
                                        -----------  -----------  ----------

      Total net income (loss). . . . .     248,468   $  274,087   $ 152,467
                                        ===========  ===========  ==========

(Loss) per share . . . . . . . . . . .               $     0.08   $     0.04
Weighted average per share . . . . . .                3,430,000    3,406,969

   The accompanying footnotes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY
             For the six months ending June 30, 2003, 2002 and 2001

                                      2001
                                      ----

                                                  Paid in    Retained
Date                        Shares      Amount    Capital    Deficit      Total
------------------------  ----------  ----------  --------  ----------  ----------

December 31, 2000. . . .  3,160,000   $   3,160   $      0  $  (5,563)  $  (2,403)
January, 2001. . . . . .    200,300         200     99,950                100,150
February, 2001 . . . . .     70,000          70     34,930                 35,000
March, 2001. . . . . . .          0           0                                 0
Net (loss) . . . . . . .                                       152,467    152,467
                          ----------  ----------  --------  ----------  ----------
                          3,430,300   $   3,430   $134,880  $  146,904  $ 285,214
                          ========================================================


                                      2002
                                      ----

                                                  Paid in   Retained
Date . . . . . . . . . .  Shares      Amount      Capital   Earnings    Total
------------------------  ----------  ----------  --------  ----------  ----------
December 31, 2001. . . .  3,430,000   $   3,430   $134,730  $   7,139   $ 145,299
Net income . . . . . . .                                      274,087     274,087
                          ----------  ----------  --------  ----------  ----------
                          3,430,000   $   3,430   $134,730  $ 281,226  $  419,386
                          ================================  ==========  ==========


                                      2003
                                      ----

December 31, 2002. . . .  3,568,033   $   3,568   $238,115  $(347,113)   (105,430)
Net income . . . . . . .                                      248,468     248,468
                          ----------  ----------  --------  ----------
                          3,568,033   $   3,568   $238,115  $ (98,645)  $ 143,038
                          ==========  ==========  ========  ==========  ==========

     The accompanying notes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF CASH FLOWS
             For the six months ending June 30, 2003, 2002 and 2001


                                                             2003        2002        2001
                                                          ----------  ----------  ----------
CASH FLOWS FROM
  OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . .  $ 248,468   $ 274,087   $ 152,467
  Adjustments to reconcile net income
    to net cash provided by operating activities
    Depreciation . . . . . . . . . . . . . . . . . . . .         26         150          75
    Increase in accounts receivable. . . . . . . . . . .    (11,721)   (290,308)   (251,403)
    Increase in receivable from affiliate. . . . . . . .      7,746      (9,228)    (42,600)
    Increase in Investment . . . . . . . . . . . . . . .          0         (24)    (17,991)
    Increase (Decrease) in accounts payable. . . . . . .   (123,899)     27,503      28,919
    (Decrease) in note payable . . . . . . . . . . . . .     (2,372)          0        (100)
    Increase in federal taxes payable. . . . . . . . . .     43,847      15,731           0
                                                          ----------  ----------  ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES . . . . . . . . . . . . . . . . .    162,095      17,911    (130,633)
INVESTING ACTIVITIES
    Purchase of equipment. . . . . . . . . . . . . . . .          0           0       1,134
FINANCING ACTIVITIES
  Loan from shareholder. . . . . . . . . . . . . . . . .    102,000       8,200
  Short term borrowings. . . . . . . . . . . . . . . . .                  6,500       1,277
  Sale of common stock . . . . . . . . . . . . . . . . .                            135,150
                                                          ----------  ----------  ----------
NET CASH PROVIDED BY
  FINANCING ACTIVITIES . . . . . . . . . . . . . . . . .    102,000      14,700     136,427
                                                                      ----------  ----------
INCREASE IN CASH AND CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .    264,095      32,611       4,660
Cash and cash equivalents at beginning of year . . . . .     14,212       9,976         694
                                                          ----------  ----------  ----------
Cash and cash equivalents at end of period . . . . . . .  $ 278,307   $  42,587   $   5,354
                                                          ==========  ==========  ==========

Supplemental disclosures to the statement of cash flows
--------------------------------------------------------
Income taxes paid. . . . . . . . . . . . . . . . . . . .  $       0   $   2,236           0
                                                          ==========  ==========  ==========

     The accompanying notes are an integral part of the financial statements



                            ALASKA FREIGHTWAYS, INC.
                            STATEMENT OF CASH FLOWS
            For the three months ending June 30, 2003, 2002 and 2001


                                                    2003       2002        2001
                                                 ----------  ---------  ----------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . .  $ (33,096)  $(17,267)  $ (69,883)
Adjustments to reconcile net income
to net cash provided by operating activities
Depreciation. . . . . . . . . . . . . . . . . .         13         75
(Increase) in accounts receivable . . . . . . .    166,412
(Increase) in receivable from affiliate . . . .     (6,765)    (8,602)    (42,600)
(Increase) in deferred taxes. . . . . . . . . .          0     (2,652)
Increase in investment. . . . . . . . . . . . .          0          9     (17,900)
Increase (Decrease) in accounts payable . . . .   (178,439)       358        (899)
(Decrease) in note payable. . . . . . . . . . .          0          0        (100)
Increase in federal taxes payable . . . . . . .          0          0           0
                                                 ----------  ---------  ----------
NET CASH PROVIDED BY
OPERATING ACTIVITIES. . . . . . . . . . . . . .    (51,875)   (28,079)   (131,382)

INVESTING ACTIVITIES
Purchase of equipment . . . . . . . . . . . . .                     0       1,134
FINANCING ACTIVITIES
Loan from shareholder . . . . . . . . . . . . .     51,000     10,500
Short term borrowings . . . . . . . . . . . . .                 5,000
Sale of common stock. . . . . . . . . . . . . .                           135,150
                                                 ----------  ---------  ----------
NET CASH PROVIDED BY
FINANCING ACTIVITIES. . . . . . . . . . . . . .     51,000     15,500     135,150
                                                             ---------  ----------
INCREASE IN CASH AND CASH
EQUIVALENTS . . . . . . . . . . . . . . . . . .       (875)   (12,579)      2,634
Cash and cash equivalents at beginning of year.     14,212      9,976         694
                                                 ----------  ---------  ----------
Cash and cash equivalents at end of period. . .  $  13,337   $ (2,603)  $   3,328
                                                 ==========  =========  ==========

     The accompanying notes are an integral part of the financial statements

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE  1:  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
          ----------------------------------------------

          Nature  of  the  business  -  Alaska  Freightways,  Inc (the "Company)
          -------------------------
          operates  as  a  trucking  company  hauling  over  the  road  goods.

          Pervasiveness  of  estimates - The preparation of financial statements
          ---------------------------
          in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2003


NOTE  2:  BACKGROUND

          The Company was incorporated under the laws of the State of Nevada on June 1, 2000. The Company commenced operations during the first quarter of 2001. Prior to that it was in the development stage.

NOTE  3   NOTE  RECEIVABLE  FROM  AFFILIATE

          The Company has advanced funds to an affiliated corporation that is controlled by the majority shareholder of the Company. The note is unsecured and is due on December 31, 2002. The interest rate is 8%. The note is in default and the Company paid $7,746 of the amount due during the period ending June 30, 2003.

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

NOTE  5:  NOTES  PAYABLE

          The notes payable is to a company that is providing consulting services to the Company. The terms of the note are 12% interest payable on December 31, 2003.

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

          The Company sold 270,300 shares of its common stock at $.50 a share raising $135,150 in capital. These shares were sold to four different investors. These transactions occurred during the three months ending June 30, 2001. No equity transactions occurred during the period ending June 30, 2003 and 2002 respectively.

                            ALASKA FREIGHTWAYS, INC.

                   FOOTNOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 2003

NOTE  7:  RELATED  PARTY  TRANSACTIONS

          The Company has entered into an agreement with the majority shareholder to lease the necessary equipment in order to commence operations. The Company further agrees that these leases are operating leases and will lease only the needed equipment until such time as the Company is able to purchase the equipment itself. For the six months ending June 30, 2002 and 2001 that amount was $33,804 and $28,483 respectively. During the six months ending June 30, 2002 the shareholder advanced the Company $10,500 for working capital purposes. No payments were made for the equipment leases. For the six months ending June 30, 2003 the shareholder paid $102,000 for equipment payments.

          The Company paid two of its major shareholders $16,000 and $7,605 in compensation for services for the period ending June 30, 2001. For the six-month period ending June 30, 2002 the amounts were $6,000 for one of the shareholders only. For the six months period ending June 30, 2003 the Company paid the major shareholder $22,051.

NOTE  8:  INCOME  TAXES

          The provision of income tax consists for the interim period ending June 30:


          Current  tax  provision               2003          2002          2001
          -----------------------               ----         ------         ----
          Interim  estimated  liability          $0          $2,652          $ 0

          The Company is incorporated in the state of Nevada where there is no state corporate tax so no provision is made for state corporate tax. The federal corporate tax rate is 15%. Because of the nature of the weather, there are fluctuations in the income of the Company. The estimated interim liability is computed at the rate of 15% on the estimated yearly taxable income.

          The net operating loss that occurred in the year 2001 was used in 2002.

NOTE  9:  THREE  MONTHS  INTERIM  FINANCIAL  INFORMATION



                                         Three  Months  Ended  June  30
                                   --------------------------------------------

                                   2003             2002             2001
                          -----------------  -----------------  ---------------

Revenue. . . . . . . . .  $         941,155  $         514,115   $      433,542
Cost of Revenue. . . . .            554,155            117,980          105,844
Gross Profit . . . . . .            387,000            396,135          327,698
Operating expenses . . .            165,193             86,913          104,842
Income from operations .            221,807            309,222          222,856
Other income and expense              3,603               2,75                0
Income tax provision . .           (43,847)           (17,966)                0
Net income . . . . . . .  $         181,563  $        $294,007   $      222,856

EPS. . . . . . . . . . .  $            0.05  $            0.09   $         0.07

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

We generated $941,955 in revenue from continuing operations for the three month period ended June 30, 2003. Cost of revenue during the first three months of 2003 was $554,155 resulting in a gross profit of $387,000. Operating expenses during this period were $165,193 resulting in gross income of $221,807. Operating expenses consisted primarily of $109,696 in equipment rental. After adjusting for income tax of $43,847 and interest income of $3,603, net income for the three months ended June 30, 2003 was $181,563.

Revenue for the three months ended June 30, 2002 was $514,115 with cost of revenue of $117,980 resulting in gross profit of $396,135. Operating expenses during this period were $86,913. Equipment rentals, repairs and overhead were the most substantial expenses. Net revenue after income tax and interest income at June 30, 2002 was $294,007.

Revenue for the six months ended June 30, 2003 was $1,227,113 with cost of revenue of $732,476 resulting in gross income of $494,637. Total operating expenses during this period were $209,528. Significant expenses during this period included $109,696 in equipment rental, $22,163 in consulting fees $21,395 in miscellaneous overhead expenses, $18,130 in repairs and maintenance costs and $15,509 in insurance. After adjusting for income tax and interest income, net income for the six months ended June 30, 2002 was $248,468.

Revenue for the six months ended June 30, 2002 was $543,487 with cost of revenue of $151,108 resulting in gross income of $392,379. Total operating expenses during this period were $105,536. The most substantial expenses during this period were $33,804 in equipment rental, $22,449 in repairs, $18,541 in miscellaneous overhead expenses and $11,595 in insurance. After adjusting for income tax and interest income, net income for the six months ended June 30, 2002 was $274,087. Increased operating expenses during the first six months of 2003 were largely the result of reducing our accounts payable related to equipment rentals.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003 we had total assets of $725,566. Current assets were $701,456 consisting of $278,307 in cash, $300,233 in accounts receivable and $122,976 in a note receivable and accrued interest from an affiliate. Fixed assets consisted of $1,108 in office equipment after depreciation. We also had $23,002 in investments. Total liabilities at June 30, 2003 were $582,528 consisting of $263,062 in accounts payable, $271,582, $43,847 in income taxes payable and $4,037 in a short term notes.

Total assets at June 30, 2002 were $487,136 consisting primarily of $290,398 receivable from an affiliate and $22,924 in investments. Total liabilities at June 30, 2002 were $67,750.

We anticipate that our operating expenses for the rest of the year will be approximately $200,000 based on our income and expenses for the previous six months. We do not have any long term capital commitments and we believe that our current cash needs can be met with cash on hand, continued operations and expected payment of accounts receivable. If we require additional capital we may sell common stock, seek additional loans from officers, directors or shareholders, or explore other debt financing agreements.

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

In January and February of 2001 Alaska Freightways sold 270,000 shares of its common stock to three accredited investors for $135,000. The securities were sold in private transactions, without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. The investors had access to all material information pertaining to the Company and its financial condition. Each investor completed and signed a subscription agreement attesting to his sophistication or accredited investor status and investment intent. No broker was involved and no commissions were paid on the transactions.

ITEM  5.  RELATED  PARTY  TRANSACTIONS

During the first three months of 2003 we paid a total of $22,051 to Richard Strahl and APC Export, Inc. for consulting and management services. APC Export is controlled by Richard Strahl, who is an officer and director of Alaska Freightways.

From June 2000 through December 2001 we advanced a total of $120,822 to APC Export, Inc., a company owned and controlled by Richard Strahl. The advances were due on or before December 31, 2002 and carry an interest rate of 8% per annum. During the three months ended June 30, 2003, we paid $7,746 on the loan. At June 30, 2003 the remaining principal and accrued interest on the note was $122,916. The note is considered delinquent as of December 31, 2002.

We have entered into a lease agreement with Richard Strahl to lease the trucks and trailers we use in our business. Mr. Strahl is to be paid the principal and interest amount due on each loan against the equipment as well as a reasonable amount of monies for insurance and maintenance for each truck and trailer leased by us. The aggregate annual lease amount is $123,000. Mr. Strahl has advanced operating expenses to the company against expected receipts from the lease agreement. As of June 30, 2003 we owed a cumulative total of $271,582 to Mr. Strahl under the lease agreement.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

Reports on Form 8-K: We did not file reports on Form 8-K during the quarter ended June 30, 2003.


EXHIBIT NUMBER  TITLE                                                              LOCATION

          31.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002

          32.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ALASKA  FREIGHTWAYS,  INC.


Date:  August  13,  2003           By: /s/ Richard  Strahl
                                   -------------------------
                                   Richard  Strahl
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer