Form 10-Q
period 2003-09-30
HYTHIAM INC
filed 2003-11-14
CIK 1136174

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

Commission File Number 333-58246

HYTHIAM, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11111 Santa Monica Boulevard, Suite 550, California 90025
(Address of principal executive offices, including zip code)

(310) 268-0011
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of November 10, 2003, there were 24,606,895 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

HYTHIAM, INC.

(a Development Stage Company)

BALANCE SHEETS

(Dollars in thousands, except per share data)	September 30 2003	June 30 2003
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$20,166	$—
Receivables	32	—
Deposits	352	—
Prepaids and other current assets	185	—

Total current assets	20,735	—

Long-term assets
Property and equipment, net	328	—
Intellectual property, net	2,785	69
Other assets	—	10

Total assets	$23,848	$79

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,022	$224
Accrued liabilities	345	56

Total current liabilities	1,367	280

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized, no shares outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized, and 24,607,000 outstanding	2	1
Additional paid-in capital	23,795
Stock subscriptions receivable	(150)	(1)
Deficit accumulated during the development stage	(1,166)	(201)

Total stockholders’ equity	22,481	(201)

Total liabilities and stockholders’ equity	$23,848	$79

See accompanying notes to financial statements.

HYTHIAM, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)	Three months ended September 30, 2003	Period from February 13, 2003 (Inception) through September 30, 2003

Revenues	$44	$44

Operating expenses
Employee costs and benefits	364	367
Professional fees	223	331
General, administrative and other operating costs	292	382
Depreciation and amortization	9	9

Total operating expenses	888	1,089

Loss from operations	(844)	(1,045)

Interest income	3	3

Loss before provision for income taxes	(841)	(1,042)

Provision for income taxes	—	—

Net loss	$(841)	$(1,042)

Basic and diluted loss per share	$(.06)	$(.08)

Weighted average shares outstanding	13,830	13,787

See accompanying notes to financial statements.

HYTHIAM, INC.

(a Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)	Period from February 13, 2003 (Inception) through September 30, 2003

Operating activities
Net loss	$(1,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9
Changes in current assets and liabilities:
Increase in receivables	(32)
Increase in deposits	(352)
Increase in prepaids and other current assets	(156)
Increase in accounts payable and accrued liabilities	1,367

Net cash used in operating activities	(206)

Investing activities
Purchase of property and equipment	(332)
Cost of intellectual property	(510)

Net cash used in investing activities	(842)

Financing activities
Net proceeds from the sale of stock	21,214

Net cash provided by financing activities	21,214

Net increase in cash	20,166

Cash, at beginning of period	—

Cash, at end of period	$20,166

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$2,281
Warrants issued to private placement preferred stock investors	124
Common stock and warrants issued to consultants	238
Common stock and warrants issued as commissions on private placement	271
Common stock issued for stock subscription receivable	150

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Presentation

Hythiam, Inc. (“Hythiam NY”), a development stage company, was formed and incorporated in New York on February 13, 2003, by Reserva, LLC, a non operating company wholly owned by the company’s chief executive officer.  The company was formed to research, develop and commercialize proprietary treatment protocols to combat addictive behaviors, including alcohol, cocaine and poly-drug dependency.  The registrant, which was formerly known as Alaska Freightways, Inc. (“Alaska”), was incorporated in the state of Nevada on June 01, 2000, and previously provided transportation and freight brokerage services in the state of Alaska.

On September 29, 2003, Hythiam NY merged with and into Hythiam Acquisition Corp., a wholly-owned subsidiary of Alaska formed for the purpose of effectuating the merger, by the exchange of all of Hythiam NY’s outstanding common stock for an equal number of restricted shares of Alaska’s common stock.  The stockholders of Alaska immediately prior to the merger owned approximately 4.5% of the outstanding shares upon completion of the merger.  Alaska then reincorporated in Delaware on that same date by merging with and into Hythiam, Inc., a Delaware corporation (“Hythiam DE”).  On October 14, 2003, Hythiam Acquisition Corp. changed its name to Hythiam, Inc., and on October 16, 2003 merged with and into Hythiam DE.  Following these merger, reincorporation and consolidation transactions, the registrant, Hythiam DE, is now the sole surviving entity.  The Company is considered a development stage company since revenues earned to date from planned operations have not been significant.

Immediately prior to the merger described above, Alaska sold all of its assets and liabilities to certain of its shareholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares, and the remaining outstanding 558,033 shares were forward split 2.007-to-one into 1,119,979 shares, effective September 29, 2003.  As a result, at the time of the merger, the registrant had substantially no operating assets, liabilities or operations.

Because Hythiam NY was the sole operating company at the time of the merger with Alaska, the merger was accounted for as a reverse acquisition, with Hythiam NY deemed the acquirer for accounting purposes.  As a result, references to “Hythiam,” the “Company,” “we” and “us,” and the discussion and analysis of financial condition and results of operations set forth in this report, are based upon the financial condition and operations of Hythiam NY prior to the merger and of the newly-constituted registrant, Hythiam DE, following the merger.

The information at September 30, 2003 and for the three months then ended, and the period from February 13, 2003 (inception) through September 30, 2003 is unaudited.  In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation for the interim periods presented have been included.  Interim results are not necessarily indicative of results for a full year.  These unaudited interim financial statements should be read in conjunction with the June 30, 2003 audited financials statements, as filed on Form 8-K on September 30, 2003.

Note 2.   Summary of Significant Accounting Policies

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of expenses.  Actual results could differ from those estimates.

Intellectual Property and Other Intangibles

Intellectual property consists primarily of certain technology, patents pending, know-how and related intangible assets with respect to alcohol, cocaine and opiate addiction and neuro-restoration detoxification processes.  These assets are being amortized on a straight-line basis over the remaining life of the respective patents, which range from eleven to eighteen years.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets such as intangibles subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amount reported in the balance sheet for cash, accounts receivable, accounts payable and accrued liabilities approximates fair value because of the immediate or short-term maturity of these financial instruments.  At September 30, 2003 all of the Company’s cash was on deposit at one major U.S. financial institution, including approximately $13.4 million that remained in escrow from the proceeds from the sale of securities in conjunction with the Company’s private placement offering completed on September 29, 2003.

Recognition of Revenues

The Company’s revenues are derived from licensing its technology to licensed healthcare providers on a fee-for-service basis for individual patients.  Recognition of such fees into revenue is based on dates the services are performed.

Income Taxes

The Company accounts for income taxes pursuant to SFAS 109, “Accounting for Income Taxes,” which uses the liability method to calculate defined income taxes.  To date, the Company has not recorded any income tax liability due to its losses.  Also, no income tax benefit has been recorded due to the uncertainty of its realization.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings (loss) per share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 5,574,000 incremental common shares issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

A summary of the shares used to compute net loss per share is as follows:

	Three Months ended September 30, 2003	Period from February 13, 2003 (Inception) through September 30, 2003
Weighted average common shares used to compute basic net loss per share	13,830,000	13,787,000
Effect of dilutive securities	—	—
Weighted average common shares used to compute diluted net loss per share	13,830,000	13,787,000

The common shares reflected above have been retroactively restated for the stock split of 100 to 1 declared on July 1, 2003.  Loss per share for the period from February 13, 2003 (inception) through September 30, 2003 has been computed using the number of shares adjusted for the 100 to 1 stock split.

Stock Options and Warrants

The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  The Company accounts for the issuance of warrants in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, by estimating the fair value of warrants issued based on the Black-Scholes model.  This model’s calculations include the warrant exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of warrant, expected volatility of the Company’s stock and expected dividends.

If fully vested warrants are issued as compensation for services, the estimated value is set up as equity when vested and nonforfeitable and expensed when the services are performed and benefit is received as provided by Financial Accounting Standards Board Emerging Issues Task Force No. 96-18 (“EITF 96-18”).  If the warrants are issued for consideration in an acquisition, the value of the warrants are included in equity at the time of issuance and included in the purchase price to be allocated.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  It also amends and expands the disclosure provisions of APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions apply to all companies for fiscal years ending after December 15, 2002 regardless of whether they account for intrinsic value method of APB 25.  The Company has elected to use the instrinsic value method under APB 25 to account for stock options issued to employees and will incorporate the expanded disclosures under SFAS 148 into its Notes to the Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”).  The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities.  Variable interest entities are entities that are controlled by means other than voting rights.  The guidance applies to variable interest entities created after January 31, 2003.  The Company holds no interest in variable interest entities.

In June 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.  The Company does not expect implementation of SFAS 150 to have a material effect on the Company’s financial position or results of operations.

Note 3.   Acquisition of Intellectual Property

In March 2003, and by amendment in September 2003, the Company entered into a Technology Purchase and Royalty Agreement (the “Technology Agreement”) with a Spanish corporation (“Seller”) owned and controlled by a member of the Company’s Board of Directors, to acquire, on an exclusive basis, all of the rights, title and interest to use and or sell the products and services and license the intellectual property owned by Seller with respect to alcohol and cocaine addiction and neuro-restoration detoxification processes on a worldwide basis except in Spain.  The Company has granted Seller a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement.  As consideration for the intellectual property acquired, the Company issued to Seller approximately 836,000 shares of its common stock plus stock options to purchase approximately 532,000 shares of the Company’s common stock at an exercise price of $2.50 per share, valued at approximately $191,000 based on the Black-Scholes valuation model. Options for 160,000 shares are exercisable at any time through September 29, 2008, and the remaining options vest equally over five years and expire ten years from date of grant.

In addition to the purchase price for the above intellectual property, Hythiam agreed to pay a royalty fee to Seller equal to three percent (3%) of gross revenues from  the alcohol and cocaine detoxification processes using the acquired intellectual property for so long as the Company (or any licensee) uses the acquired intellectual property.  These fees are reflected in expense as revenues are recognized.

Under the Technology Agreement, the Company is obligated to allocate each year a minimum of 50% of the funds it expends on sales, marketing, research and development on such activities relating to the use of the intellectual property acquired.  If the Company does not expend at least the requisite percentage on such activities, the Company may terminate Seller’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1,000,000.

The Company also agreed to pay to Seller an additional $3,000,000 in cash or stock, if both (i) the Company’s fair market value of its stock does not exceed an average of approximately $7.06 per share during any consecutive 30 day period during the first 18 months from September 29, 2003 and (ii) the Company fails to develop a European expansion plan and does not have at least one facility in the European market utilizing the acquired treatment technology within 18 months from the date of the merger.  This contingent payment has not been reflected in the financial statements as a liability since management believes that the satisfaction of one of the two conditions is within management’s control.

The total cost of the assets acquired, plus additional costs incurred by the Company related to filing patents on such assets have been reflected in long-term assets as intellectual property.  Amortization is being recorded on a straight-line basis over the remaining 17.5 year life of the patents, commencing July 1, 2003.

In August 2003, the Company acquired a patent for the treatment of opiate addiction from Reserva, LLC through a foreclosure sale in satisfaction of debt owed to Reserva by a medical technology development company.  The Company paid approximately $314,000 in cash and agreed to issue 360,000 shares of its common stock to the technology development company at a future date conditional upon the occurrence of certain events, including the registration of the Company’s shares to be issued and a full release of claims by all of the technology development company’s creditors.  The total cash consideration is reflected in long-term assets as intellectual property and is being amortized over the remaining 11 year life of the patent commencing September 1, 2003. The value of the stock, if and when issued, will be accounted for as additional cost of the intellectual property at the time of issuance.

Note 4.  Property and Equipment

Property and equipment consists of the following as of September 30, 2003:

Leasehold improvements	$205,000
Furniture and equipment	127,000
332,000
Less-accumulated depreciation	(4,000)
$328,000

Note 5.   Equity Financing

On September 29, 2003, the Company completed a private placement offering (the “Offering”) for a total of $21,927,500 in proceeds from private investors.  The Company raised $4,690,000 of these proceeds through the issuance of 1,876,000 shares of convertible preferred stock at a price of $2.50 per share, plus warrants for 385,200 shares of common stock at an exercise price of $2.50 per share.  The remaining proceeds from the Offering were invested in the purchase of restricted shares of the Company’s common stock at a price of $2.50 per share.  The preferred stock was converted into restricted shares of common stock on a one-to-one basis upon the completion of the Offering.  The warrants have a fair market value using the Black-Scholes pricing model of $124,000, which has been reflected as a beneficial conversion feature in the financial statements. The warrants expire from three to five years after issuance.

In connection with the Offering, the Company paid commissions to registered broker-dealers aggregating approximately $342,000 in cash, issued 100,000 shares of common stock valued at $2.50 per share and issued approximately 209,000 warrants for the purchase of common stock at exercise prices of $2.50 to $3.00 per share. The Company also paid approximately $70,000 in cash, issued 40,000 shares of common stock valued at $2.50 per share and issued approximately 28,000 warrants for the purchase of common stock at a price of $2.50 per share to financial consultants for services rendered in connection with the Offering and the merger. The warrants expire from three to five years from date of issue and have a combined fair market value of approximately $32,000 using the Black-Scholes pricing model.

Note 6.     Stock, Stock Options and Warrants

Common Stock

On July 2, 2003, the Company effected a stock split of 100 to 1, thereby increasing its shares then outstanding from 137,400 to 13,740,000.  On September 29, 2003, in connection with the merger, the Company reincorporated in Delaware and issued newly authorized common stock to all shareholders. The accompanying financial statements and loss per share have been adjusted retroactively to reflect the stock split and the par value of the new authorized shares.

Preferred Stock

In July 2003, 15,000,000 shares of preferred stock, $.001 par value, were authorized.  During the Company’s third quarter, 2003, the Company issued 1,876,000 preferred shares in connection with the Offering.  Upon completion of the Offering, all of the outstanding preferred shares were exchanged for common shares on a one-to-one basis.   On September 29, 2003, the Company reincorporated in Delaware and increased the authorized number of preferred shares to 50,000,000, $.0001 par value.

2003 Stock Incentive Plan

On September 29, 2003, the board of directors and a majority of outstanding shares approved the 2003 Stock Incentive Plan.  Under the plan, 5,000,000 shares of common stock were reserved for issuance to employees, officers, directors and consultants of the Company and provides for incentive and nonqualified options.  The board of directors determines the terms of stock option agreements, including vesting requirements.  The exercise of incentive stock options must equal the fair market value on the date of grant.  The options expire not later than 10 years from the date of grant.

On September 29, the Company granted options for 3,980,000 shares to employees, officers, directors and consultants, at exercise prices ranging from $2.50 to $2.75 per share and with vesting over periods from three to five years from the date of grant.  Options for 275,000 shares granted to consultants will be charged to expense as services are provided.  At September 30, 2003 15,000 options were exercisable at $2.50 per share

Stock options granted and outstanding at September 30, 2003 are summarized as follows:

Exercise Price	Number Outstanding	Remaining Term
$2.50	2,890,000	5 - 10 Years
$2.75	1,000,000	5 Years
Total	3,890,000

Pro Forma Disclosure of Net Loss

The Company follows APB 25 and related interpretations to account for stock options granted to employees. During the period from February 13, 2003 (inception) through September 30, 2003 and the three months ended September 30, 2003 the Company did not recognize any compensation costs for options granted to employees as the exercise price equaled the fair value of the Company’s common stock on the date of grant.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the Company’s net loss would have been increased to the pro forma amount indicated below:

	Three months ended September 30, 2003	Period from February 13, 2003 (Inception) through September 30, 2003
Net loss:
As reported	$(841,000)	$(1,042,000)
Pro forma	$(842,000)	$(1,043,000)

Basic and diluted loss per share:
As reported	$(.06)	$(.08)
Pro forma	$(.06)	$(.08)

The estimated fair value of options granted on September 29, 2003 was $0.36 per share calculated using the Black-Scholes pricing model with the following assumptions:

Expected volatility	0%
Risk-free interest rates	3.13%
Expected lives	5 years
Expected dividend yield	0%

The volatility was determined to be zero, since all options were granted when the Company was privately held.

Warrants

On September 29, 2003, the Company issued an immediately-exercisable, five-year warrant to purchase 80,000 shares of common stock at $2.50 per share, to a management advisor for investment relation services to be performed over a one-year period.  The warrant has an estimated value of approximately $29,000 based on the Black-Scholes pricing model.

Note 7.   Commitments

Lease Commitments

The Company incurred rent expense of approximately $30,000 for the period from February 13, 2003 through September 30, 2003 and for the three months ended September 30, 2003.  On July 30, 2003, the Company entered into a month-to-month office lease agreement for its corporate offices in Los Angeles, California.  The monthly rent is approximately $14,000.

In September 2003, the Company signed a new office lease agreement for its corporate offices with the same landlord.  The term of the lease is seven years beginning on the lease commencement date, which is estimated to be December 15, 2003, with a right to extend the lease for an additional five years.  As a condition to signing the lease, the Company secured a $350,000 letter of credit for the landlord as a form of security deposit.  The letter of credit is collateralized by a certificate of deposit in the amount of $350,000.

Future minimum lease payments on the non-cancelable lease are as follows:

Period ending December 31,	Base Rental Payments
2003	$33,000
2004	392,000
2005	405,000
2006	418,000
2007	431,000
Thereafter	1,329,000

Total	$3,008,000

In addition to the above lease obligations, the Company has undertaken to build-out, furnish and fully equip the new leased space.  Although the Company had not signed any contracts as of September 30, 2003 for tenant improvements, the Company’s future estimated leasehold improvement costs for the new office is estimated to be approximately $500,000, net of tenant improvement allowances provided by the landlord.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry.  Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth under Item 5 below.

The Merger

The registrant, which was formerly known as Alaska Freightways, Inc., was incorporated in the state of Nevada on June 01, 2000, and previously provided transportation and freight brokerage services in the state of Alaska.  Immediately prior to the merger described below, the company sold all of its assets and liabilities to certain of its shareholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares, and the remaining outstanding 558,033 shares were forward split 2.007-to-one into 1,119,979 shares.  As a result, at the time of the merger, the registrant had substantially no operating assets, liabilities or operations.

On September 29, 2003, Hythiam, Inc., a development stage company formed and incorporated in the state of New York on February 13, 2003, merged with and into Hythiam Acquisition Corp., a newly-formed, wholly-owned subsidiary of the registrant, then known as Alaska Freightways, Inc.  Also on September 29, 2003, the registrant reincorporated into Delaware by merging with and into Hythiam, Inc., a Delaware corporation.  On October 14, 2003, Hythiam Acquisition Corp. changed its name to Hythiam, Inc., and on October 16, 2003 merged with and into the registrant.  Following the merger, reincorporation and consolidation transactions described above the registrant, Hythiam, Inc., a Delaware corporation, is now the sole surviving entity.

Because Hythiam, Inc., the New York corporation, was the sole operating company at the time of the merger with the registrant, the merger was accounted for as a reverse acquisition, with Hythiam, Inc., a New York corporation, deemed the acquirer for accounting purposes.  As a result, references to “Hythiam,” the “company,” “we” and “us,” and the discussion and analysis of financial condition and results of operations set forth in this report are based upon the financial condition and operations of Hythiam, Inc., a New York corporation, prior to the merger and of the newly-constituted registrant, Hythiam, Inc., a Delaware corporation, following the merger.

Our Business

Hythiam is a development-stage healthcare management services company.  We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the foreseeable future as we increase expenditures on research and development and begin to allocate significant and increasing resources to sales, marketing and other start-up activities.  Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

The company was formed for the purpose of researching, developing and marketing innovative treatment regimens to combat alcohol and drug addiction.  Our proprietary patented or patent-pending treatment protocols, together with our aftercare services methodology designed to enhance the success of the addiction treatment technology, are intended to treat both the physiological and psychological components of the disease of addiction.

Hythiam’s Addiction Neuro-restoration Detox System (HANDSTM) Patient Protocol is designed to treat alcohol, cocaine, crack and poly-drug addictions.  Our treatment protocols focus on repairing the negative effects of substance dependence on the brain.  Further, our treatment protocols seek to change the paradigm of the recovery process by reducing or eliminating withdrawal symptoms and cravings, which are believed to be the leading causes of relapse.  This comprehensive strategy for dealing with both the physiological and psychological aspects of addiction can offer the patient the opportunity for recovery.

The HANDS Patient ProtocolTM has been designed to be administered in a hospital or medical facility over the course of two to three days, followed by a program of individualized aftercare.  The patient undergoes a physician-supervised treatment designed to regulate vital neurological functioning, and is detoxified and able to concentrate on recovery while reducing or eliminating the recurrent cravings often associated with relapse.  A follow-up two day treatment is incorporated into the protocol for cocaine and crack addiction.

We expect to operate and generate revenues by charging a fee to healthcare facilities (hospitals, clinics, etc.) for permitting their attending physicians to use our proprietary protocols to treat patients, and for providing administrative management services to the facilities in connection with such treatments.  The administrative services offered by the company will include on-site liaison, marketing and sales support, data aggregation, registration, billing and collection, patient follow up, and provision of a national call center.

We do not currently intend to operate our own healthcare facilities, employ our own treating physicians or provide medical treatment directly to patients.  The licensed healthcare facilities that we plan to contract with for patient treatment will own their facility license, and will control and be responsible for all clinical activities provided on their premises.  Following the actual detoxification procedure, local clinics and healthcare providers specializing in drug abuse treatment will administer and provide our recommended aftercare treatment.

Patients will receive medical care in accordance with orders from their attending physicians.  Each licensed physician will be responsible for exercising their own independent medical judgment in determining the specific application of the treatment protocols, and the appropriate course of care for each patient.

No employment or direct financial relationship is expected to exist between us and the attending physicians.  In the course of performing our administrative duties, we may bill and collect funds from the patients on behalf of the healthcare facility, and disburse a portion of that money to the facility and to the attending physician for professional services rendered.

Results of Operations

 We have a limited history of operations, and have not generated significant revenues from operations.  We have devoted substantially all of our resources to the payment of salaries and benefits, legal and professional fees, plus general and administrative expenses.  From inception until September 30, 2003, we incurred expenses of approximately $367,000 in payroll related costs, $331,000 in legal and professional fees, and $382,000 in general, administrative expenses and other operating costs.  The general and administrative expenses relate to facilities, insurance, employee recruiting fees and travel costs.

From July through September 30, 2003, we have recognized revenues for a limited number of patients who have been treated at one hospital in the Los Angeles area using the HANDS Patient ProtocolTM.  In November 2003 we signed a three-year contract with that hospital formalizing the previous arrangements and setting forth the terms of our licensing agreement.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of our stock.  During the quarter ended September 30, 2003, we received aggregate gross proceeds of approximately $21.9 million from the sale of equity securities through private placements of shares of preferred and common stock.  The shares of preferred stock were automatically converted into shares of common stock immediately prior to the merger on September 29, 2003.  Our net proceeds from the equity offerings were approximately $21.3 million after payment of transaction costs of approximately $600,000.

Our operations to date have consumed substantial capital without generating any significant revenues, and we will continue to require substantial additional funds to develop and implement our business strategy, invest in the information systems and infrastructure required for our business, and to market our treatment protocols to health care facilities.  Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements until we achieve profitability.  However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time.  If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof.  We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners.  We may not be successful in raising necessary funds on acceptable terms, or at all.

Our future capital requirements will depend upon many factors, including progress with marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.  We expect to continue to incur increasing negative cash flows and net losses for the foreseeable future.

Contractual Obligations and Off-Balance Sheet Arrangements

As of September 30, 2003, we had no debt or capital lease obligations, and had no material purchase obligations other than those obligations included in the balance sheet as current liabilities.  As of September 30, 2003, we had the following significant off-balance sheet arrangements and commitments:

•                  Operating lease commitments, as more fully described in footnote 6 to the financial statements included in this Quarterly Report on Form 10-Q.

•                  Letter of credit in the amount of $350,000 issued to the landlord for our new office lease as a security deposit

We also plan, but are not contractually committed, to spend a total of approximately $1 million in computer hardware and software costs, telephone and communication systems, office furniture and other office equipment in connection with the opening of our corporate offices in the new lease space.

Effects of Inflation

Our most liquid assets are cash and cash equivalents.  Because of their liquidity, these assets are not directly affected by inflation.  Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations.  However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources.  Our actual results may differ from those estimates.

We consider our critical accounting policies to be those that involve significant uncertainties, require judgments or estimates that are more difficult for management to determine or that may produce materially different results when using different assumptions.  We consider the following accounting policies to be critical:

•                  Revenue recognition

•                  Impairment of intangible assets

•                  Accounting for stock-based compensation

Our critical accounting policies are more fully described in Note 2 to our financial statements included in Item 1 above.

Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  It also amends and expands the disclosure provisions of APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions apply to all companies for fiscal years ending after December 15, 2002 regardless of whether they account for intrinsic value method of APB 25.  We have elected to use the instrinsic value method under APB 25 to account for stock options issued to employees and will incorporate the expanded disclosures under SFAS 148 into our Notes to the Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (“FIN 46”).  The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities.  Variable interest entities are entities that are controlled by means other than voting rights.  The guidance applies to variable interest entities created after January 31, 2003.  We have reviewed the provisions of the Interpretation and have determined that we have no variable interest entities; consequently, there was no impact on our financial statements.

In June 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of shareholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.  We do not expect implementation of SFAS 150 to have a material effect on the our financial position or results of operations.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

At September 30, 2003, our investment portfolio included only cash and cash equivalents, of which $13.4 million was held in escrow in conjunction with the sale of securities completed on September 29, 2003.  Upon the release of funds from escrow subsequent to September 30, 2003, we have invested excess cash in short term commercial paper, certificates of deposit and money market accounts.  Due to the short term maturities of our investments, there would be no material impact to our investment portfolio, in the short term, associated with any change in interest rates, and any decline in interest rates over time will reduce our interest income, while increases in interest rates over time will increase our interest income.

ITEM 4.     Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the company’s system of disclosure controls and procedures as of the end of the period covered by this report, and based on such evaluation have determined that they are satisfactory in connection with the preparation of this quarterly report.  There have been no significant changes to the system of internal controls or in other factors that affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this prospectus, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  Changes in Securities and Use of Proceeds.

On September 29, 2003, in connection with the merger of the registrant, formerly known as Alaska Freightways, Inc., with Hythiam, Inc., a New York corporation (“Hythiam NY”), the registrant issued 23,486,916 shares of its common stock to Hythiam NY’s shareholders in a one-for-one exchange for all of the outstanding shares of common stock of Hythiam NY.  As part of the merger, the registrant also issued warrants to purchase 702,290 shares of its common stock in exchange for substantially similar warrants to purchase Hythiam NY stock.  No commissions were paid in connection with the issuance of the foregoing securities, which were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

Prior to the merger, Hythiam NY completed a private placement of its shares, which were offered and sold to accredited investors at $2.50 per share, resulting in proceeds to Hythiam NY, net of placement agent fees of approximately $342,000 and offering expenses of  approximately $225,000, of approximately $21.3 million.

In connection with the private placement, Hythiam NY issued warrants to purchase 385,200 shares of its common stock to purchasers of preferred stock (which was converted into common stock immediately prior to the merger), and warrants to purchase 208,890 shares of its common stock to registered placement agents.  Hythiam NY also issued 140,000 shares of its common stock and issued warrants to purchase 108,200 shares of its common stock to consultants and financial advisors.  With the exception of warrants to purchase 86,800 shares of common stock at an exercise price of $3.00 per share, the exercise price of all warrants is $2.50 per share.

ITEM 3.  Defaults upon Senior Securities.

Not Applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

As set forth in the company’s Form 8-K filed September 30, 2003 and Form 8-K/A filed October 21, 2003, on September 29, 2003 the matters set forth below were approved by the written consent of a majority of the outstanding shares.  Because approval was by majority written consent, there were no shares abstaining or voting against.

(A)  The sale of substantially all of the company’s operating assets and liabilities to certain of its shareholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares and the assumption of substantially all operating liabilities; approved by 3,336,348 shares of 3,568,033 then outstanding;

(B)   The merger of Hythiam, Inc., a New York corporation, with and into Hythiam Acquisition Corp., a newly-formed, wholly-owned subsidiary of the company, in exchange for 23,486,916 shares of common stock in a one-for-one exchange; approved by 3,336,348 shares of 3,568,033 then outstanding;

(C)   The adoption of a 2003 Stock Incentive Plan, with 5,000,000 shares of common stock reserved for issuance thereunder, and the granting of options to purchase approximately 3,980,000 shares under to the plan; approved by 13,740,000 shares of 24,606,895 then outstanding; and

(D)  Reincorporation of the company into Delaware by merging with and into Hythiam, Inc., a Delaware corporation; approved by 13,740,000 shares of 24,606,895 outstanding.

ITEM 5.  Other Information.

Risk Factors

An investment in our common stock involves a high degree of risk.  Before investing in our common stock, you should carefully consider the specific risks detailed below, in addition to the factors that may effect our future results that are described elsewhere in this report.  Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations.  If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and you may lose all or part of your investment.  See “Forward Looking Statements and Factors That May Effect Results.”

We are a development-stage company with a limited prior operating history

We are a development stage company with a very limited history of operations.  Investors have no substantive financial information on prior operations to evaluate the company as an investment.  Our potential future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the formation of a new business.  We will be subject to the risks inherent in the ownership and operation of a startup development stage company such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation.

We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations.  We anticipate that operating deficits will continue to arise during the early period of our operations.  Because many of our costs will not generally decrease with decreases in revenues, the cost of operating the company may exceed the income therefrom.  No party has guaranteed to advance additional funds to us to provide for any such operating deficits.  If operating deficits extend beyond the reserves we have, we will be required to seek additional funds.  There can be no assurance that such funds will be available to us, or, if available, on terms acceptable to us.

The healthcare industry in which we operate is subject to substantial regulation by state and federal authorities

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization and delivery of healthcare services.  We believe that this industry will continue to be subject to increasing regulation, the scope and effect of which we cannot predict.  Legislation is continuously being proposed or enacted at the federal, state and local levels to regulate healthcare delivery.  Providers of healthcare services are subject to federal and state laws governing illegal payments for patient referrals for items or services reimbursed by Medicare and Medicaid.  In addition, professionals are subject to varying state laws governing self-referral, and entities which acquire professional practices are subject to laws regarding the corporate practice of medicine, and laws and regulations concerning proper billing to third party payors.  Healthcare providers are subject to extensive and complex federal, state and local laws and regulations governing various matters such as the licensing and certification of facilities and personnel, the conduct of operations, billing policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals.  Some or all of these state and federal regulations may apply to us or the services we intend to provide or may provide in the future.

In addition, the Food and Drug Administration, or FDA, regulates development, testing, labeling, manufacturing, marketing, distribution, record-keeping and reporting requirements for human drugs, medical devices and biologics.  Various other federal and state agencies, including the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, regulate the processes and methods of production of similar products.  Their approval may be required relative to any medical products developed or used by us.  State regulatory approval may be required for some or all products developed or used by us or which may be developed in the future.  Failure to achieve any required approvals may require modification and redesign of our products, or elimination of the product.  We may not have the financial resources to modify our products or implement new designs.  Accordingly, the necessity and ability to obtain regulatory approval of our products may be a threshold test for our survival.

There can be no assurance that government regulations applicable to our proposed products and services or the interpretation thereof will not change and thereby prevent us from marketing some or all of our products and services for a period of time or permanently.  We are unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative or administrative action.  The federal government from time to time has made proposals to change aspects of the delivery and financing of healthcare services.  We cannot predict what form any such legislation may take or what effect, if any, such legislation would have on our business.  It is possible that any such legislation ultimately enacted by Congress will contain provisions resulting in price limits and utilization controls which may reduce the rate of increase in the growth of the biopharmaceutical market or otherwise adversely affect our business.

We may be subject to regulatory and investigative proceedings, which may find that our policies and procedures do not fully comply with complex and changing healthcare regulations

We have established policies and procedures that we believe will be sufficient to ensure that we operate in substantial compliance with applicable laws, regulations and requirements.  While we believe that our business practices are consistent with applicable law, the criteria are often vague and subject to change and interpretation.

We may become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged.  The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention.  Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful.  If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.  In addition, changes in health care laws or regulations may restrict our operations, limit the expansion of our business or impose additional compliance requirements.

Our “off-label” uses of prescription drugs may be found to violate federal law or regulations

Our procedural medical treatment protocols include the use of prescription drugs for the treatment of chemical dependency and drug addiction, conditions not named in the drugs’ official labeling.  While the FDA generally does not regulate licensed physicians who prescribe approved drugs for non-approved or “off-label” uses in the independent practice of medicine, and we believe that our promotion of treatment programs which include the use of approved drugs for off-label uses should not violate FDA regulations or the Food Drug & Cosmetic Act, or FDC, such laws do prohibit the commercialization of prescription drugs for unapproved uses, and the FDA has broad discretion in interpreting those regulations.  If the FDA determines that our medical treatment protocols constitute labeling or are not sufficiently substantive independent of the prescription drugs they include to constitute a commercialized product, or brings an enforcement action against us for violating the FDC or FDA regulations, we may be unable to continue operating under our current business model.

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine

Many states, including California in which our principal executive offices are located, have laws that prohibit business corporations, such as Hythiam, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as fee-splitting, with physicians.  Although we believe that our business methods are in compliance with applicable state laws in relation to the corporate practice of medicine and fee-splitting, regulatory authorities or other parties, including physicians, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements constitute fee-splitting or the corporate practice of medicine, in which case we could be subject to civil and criminal penalties, our contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements.  There can be no assurance that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on favorable terms.

Our business practices may be found to violate anti-kickback and self-referral laws

The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and “kickbacks” among health care providers, physician self-referral arrangements and other fraud and abuse issues.

Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring Medicaid or other government-sponsored health care program patients or patient care opportunities, or (ii) purchasing, leasing, ordering or arranging for or recommending any service or item for which payment may be made by a government-sponsored health care program.  In addition, federal physician self-referral legislation, known as the Stark law, prohibits a physician from ordering certain services reimbursable by Medicare or Medicaid from any entity with which the physician has a financial relationship.  These laws are broadly worded and have been broadly interpreted by courts, and potentially subject many business arrangements to government investigation and prosecution, which can be costly and time consuming.  Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws.  Some states also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations.  If our relationships with contractors, hospitals or physicians were claimed by federal or state authorities to violate these anti-kickback and self-referral laws and regulations, that could have an adverse effect on our business and results of operations.

We are subject to healthcare anti-fraud initiatives

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers.  Recent legislation expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicaid program.  Anti-fraud actions could have an adverse effect on our financial position and results of operations.

We must adequately protect the privacy of patient information

Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA.  As part of medical record keeping, third party billing, research and other services, healthcare providers collect and maintain patient-identifiable health information.  New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant.  If we do not properly comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

We are subject to potential environmental liability

Our business exposes us to the risk that harmful substances may escape into the environment and cause substantial damages or injuries.  Our operations may expose us to possible liability for investigation and clean-up costs under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, as amended, the Resource Conservation and Recovery Act of 1976, or RCRA, as amended, and comparable state laws.  We are also exposed to possible liability under RCRA for violations of those requirements applicable to the generation, transportation, treatment, storage and disposal of hazardous wastes.  Under some of these environmental laws, it is also possible that we could be exposed to environmental risks and liabilities resulting from the actions of our customers, even if we were not at fault.  Finally, although our use of hazardous substances in our own operations is small or non-existent, we face potential environmental liabilities under CERCLA, RCRA and comparable state laws relating to our use of such materials, or the use of such materials by physician’s utilizing our treatment protocols.  We could be materially and adversely affected by an uninsured or partially insured claim.

We are subject to product liability and malpractice claims, and may not have or be able to obtain sufficient insurance coverage

All significant medical treatments and procedures, including our treatment protocols, involve the risk of serious injury or death.  Our business entails an inherent risk of claims of medical malpractice, which are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence by physicians.  In addition, our contracts may require us to indemnify physicians, hospitals or their affiliates for losses resulting from claims of negligence.  We will attempt to obtain professional liability insurance in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business.  We do not have product liability or professional liability insurance at this time, and there can be no assurance that we can obtain adequate coverage at acceptable costs and on favorable terms.  There can be no assurance that a future claim or claims will not be successful or if successful will not exceed the limits of available insurance coverage.

Insurance carriers are often reluctant to provide product liability insurance for new healthcare and bio-technology products due to the limited claims history for such products.  We may be unable to secure product liability insurance, or be unable to secure such insurance except on terms unacceptable to us.  In the event of major product liability litigation or a major award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially impair or destroy the investments of shareholders.

Based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time.  In addition, any claims brought against us, regardless of their merit or eventual outcome, also may have a material adverse effect on our ability to obtain adequate insurance coverage on acceptable terms.

We may not be able to obtain market acceptance of our new technologies

There can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our technology among the targeted markets.  The market acceptance of our products and services may also largely depend upon reviews and reports given by private independent research groups.  In the event the initial testing by such groups does not give our treatment technology high approval ratings, we are unlikely we will be able to achieve significant market acceptance.

Although there are certain expectations with respect to the projected results of promotion activities, particular promotions may not reach anticipated levels of success.  If early marketing and promotion is not successful, the likelihood of we expending all of our funds prior to us reaching a level of profitability will be increased.

We may not be able to profitably adapt to the changing healthcare and addiction treatment industry

Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services.  In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things.  Proposals to reform the healthcare system have been considered by Congress and state legislatures.  Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies.

In addition, our competitors may develop and introduce new processes and products that are equal or superior to our technologies in treating addictions.  Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.  We cannot predict the likelihood of all future changes in the healthcare industry in general, or the addiction treatment industry in particular, or what impact they may have on our earnings, financial condition or business.

Our industry is highly competitive, and we may not be able to compete successfully

The healthcare, medical, drug and bio-technology businesses in general, and the addiction treatment business in particular, are highly competitive.  We and our products will be competing with various product manufacturers and service providers with existing technological support and acceptance in the same markets we will target.  Many of these other products and services are well established, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization and experience than the company.

Our success is dependent on physician and patient referrals that we may be unable to generate

We will compete with many types of addiction treatment providers, many of which are more established and better funded than we are.  The products we seek to develop are dependent upon referrals of patients for treatment by physicians.  There is no requirement for these physicians to refer their patients, and they are free to refer patients to any other addiction treatment service, program or facility.  The inability to generate physician referrals or the loss of key referring physicians could have a material adverse effect on operations and could adversely affect our revenues and earnings.  In addition, if hospitals do not generate sufficient patient volume and revenue they may not be willing to carry or continue to offer our products and services.

We may not be able to adequately protect the proprietary treatment protocols which are the core of our business

We consider the protection of our proprietary treatment protocols to be critical to our business prospects.  The pending patent applications filed and licensed by us may not issue as patents, and any issued patents may not provide us with significant competitive advantages.  Any of the patents that have been or may be issued to us will expire twenty years after they are filed.  In addition, competitors or others may at any time institute challenges against the validity or enforceability of any patent owned by us, and if successful our patents may be invalidated.  The cost of litigation to uphold the validity and prevent infringement of patents can be substantial.  Maintaining and prosecuting a patent portfolio might require funds that may not be available.

We may not be able to adequately protect the aspects of our treatment protocols that are not subject to patent protection, or are subject to only limited patent protection.  Furthermore, competitors and others may independently develop similar or more advanced treatment protocols and technologies, may design around aspects of our technology, or may discover or duplicate our trade secrets and proprietary methods.

To the extent we utilize processes and technology that constitute trade secrets under state laws, we must implement appropriate levels of security for those trade secrets to secure the protection of such laws, which we may not do effectively.  For some of our proprietary rights, we may need to secure assignments of rights from independent contractors and third parties to perfect our rights, and if we fail to do so they may retain ownership rights in the intellectual property upon which our business is based.  Policing compliance with our confidentiality agreements and unauthorized use of our technology is difficult, and we may be unable to determine whether piracy of our technology has occurred.  In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

The loss of any of the proprietary rights which we believe are protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors.

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and others.  These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information.  In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may not be able to adequately protect our other intellectual property rights

While we believe we have proprietary ownership, assigned or licensed rights in intellectual property which is capable of protection under federal copyright and patent laws, and under state laws regarding trade secrets, we may not have taken appropriate legal measures, and may not be able to adequately secure the necessary protections for our intellectual property.  We have not patented all of our technologies, nor registered all of our trademarks or copyrights and; until we do so, we must rely on various state and common law rights for enforcement of the rights to exclusive use our trade secrets, trademark and copyrights.

Our trademark applications for our trademarks HANDS™, The HANDS Patient Protocol™, Hythiam™ and the Hythiam logo are pending before the U.S. Patent and Trademark Office, and we have not yet been granted registration for these marks.  If our trademark registrations are objected to or denied that may impact our ability to use and protect our brand names and company and product identity.

Although we have applied for trademarks for some of our brand names, and patents on some of our products, in the future we may decide not to secure federal registration of certain copyrights, trademarks or patents to which we may be entitled.  Failure to do so, in the case of copyrights and trademarks, may reduce our access to the courts, and to certain remedies of statutory damages and attorneys’ fees, to which we may be entitled in the event of a violation of  our proprietary and intellectual rights by third parties.  Similarly, the failure to seek registration of any patents to which we may be entitled may result in loss of patent protection should a third party copy the patentable equipment, technology or process.  The loss of any proprietary rights which are protectable under any of the foregoing intellectual property safeguards may result in the loss of a competitive advantage over present or potential competitors, with a resulting decrease in the profitability for us.  There is no guarantee that such a loss of competitive advantage could be remedied or overcome by us at a price which we would be willing or able to pay.

We may infringe the intellectual property rights of others

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties.  We intend to fully comply with the law in avoiding such alleged infringements.  However, within the healthcare, drug and bio-technology industry, established companies have actively pursued such infringements, and have initiated such claims and litigation, which has made the entry of competitive products more difficult.  There can be no guarantee that we will not experience such claims or litigation initiated by existing, better-funded competitors.  Court-ordered injunctions may prevent us from bringing new products to market, and the resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

Our stock price may be subject to substantial volatility

Our common stock is traded on the over-the-counter market with quotations published on the OTC Bulletin Board.  The trading volume historically has been limited and sporadic.  As a result, the quoted price for our common stock on the OTCBB is not necessarily a reliable indicator of our fair market value.  The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results and actual or anticipated announcements of new products or services by us or competitors, regulatory investigations or determinations, and the number of shares available for sale in the market.

Substantial sales of our stock may impact the market price of our common stock

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of outstanding options and warrants, could adversely affect the market price of our common stock.  Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular Terren S. Peizer, our chairman and chief executive officer, and Dr. Juan José Legarda, the developer of our current treatment protocols and member of our board of directors, scientific advisory board and treatment advisory board.  Mr. Peizer is party to an employment agreement for a five-year term commencing September 2003.  The loss of the services of either Mr. Peizer or Dr. Legarda, or any other key member of management, could have a material adverse effect on our ability to manage our business.  Our continued success is dependent upon our ability to attract and retain qualified management, administrative and sales personnel to support our future growth.

The company is controlled by a single principal shareholder who has the ability to determine the election of directors and the outcome of matters submitted to shareholders

As of October 17, 2003, Reserva, LLC, a limited liability company whose sole managing member is Terren S. Peizer, our chairman and chief executive officer, beneficially owned 13,740,000 shares or approximately 55.8% of our outstanding common stock.  As a result, he presently and may continue to have the ability to determine the election of our board of directors and the outcome of all other issues submitted to our shareholders.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters.  Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report.  These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the above “Risk Factors,” that may affect the operations, performance, development and results of our business.  Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements.  New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should understand that the following important factors, in addition to those discussed in the “Risk Factors” section, could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•                  general economic conditions,

•                  the effectiveness of our planned advertising, marketing and promotional campaigns,

•                  physician and patient acceptance of our products and services, including newly introduced products,

•                  competition among addiction treatment centers,

•                  anticipated trends and conditions in the industry in which we operate, including regulatory changes,

•                  development of new treatment modalities,

•                  our future capital needs and our ability to obtain financing, and

•                  other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All subsequent forward-looking statements attributable to Hythiam or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

September 30, 2003 we filed a report on Form 8-K dated September 29, 2003 with the SEC announcing the merger with Hythiam, Inc.

October 3, 2003 we filed a report on Form 8-K dated October 3, 2003 with the SEC announcing our new OTC Bulletin Board trading symbol HYHM.

October 7, 2003 we filed a report on Form 8-K dated October 7, 2003 attaching a copy of a press release announcing completion of the merger.

October 21, 2003 we filed a report on Form 8-K/A dated September 29, 2003 regarding the merger with Hythiam, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.

Date:	November 13, 2003	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

Date:	November 13, 2003	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement among Alaska Freightways, Inc., Donald E. Nelson, Richard L. Strahl and Brady L. Strahl, dated September 29, 2003*

2.2	Agreement and Plan of Merger among Alaska Freightways, Inc., Hythiam Acquisition Corporation, Hythiam, Inc., a New York corporation, and certain Stockholders, dated September 29, 2003*

2.3	Agreement and Plan of Merger between Alaska Freightways, Inc. and Hythiam, Inc., a Delaware corporation, dated September 29, 2003*

3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003*

3.2	By-Laws of Hythiam, Inc., a Delaware corporation*

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	2003 Stock Incentive Plan*

*  Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.