Form 10-K
period 2003-12-31
HYTHIAM INC
filed 2004-03-29
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

Commission File Number 333-58246
_______________________

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)

_______________________

Delaware (State or other jurisdiction of incorporation)	88-0464853 (I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1500
Los Angeles, California 90025
(Address of principal executive offices, including zip code)

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.0001 par value	American Stock Exchange LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $575,435 based on the $1.05 closing bid price on the OTC Bulletin Board on that date. This amount excludes the value of 3,020,000 shares of common stock directly or indirectly held by the registrant’s officers and directors and their affiliates.

As of March 23, 2004 there were 24,606,885 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2004 annual meeting of stockholders to be held on June 18, 2004, are incorporated by reference into  Part III of this report.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2003

PART I
Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry.  Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, including the “Risks Factors” section below, as well as in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.      BUSINESS

The Merger

The registrant, which was formerly known as Alaska Freightways, Inc., was incorporated in the state of Nevada on June 1, 2000, and previously provided transportation and freight brokerage services in the state of Alaska. Immediately prior to the merger described below, the company sold all of its assets and liabilities to certain of its stockholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares, and the remaining outstanding 558,033 shares were forward split 2.007-to-one into 1,119,969 shares.  As a result, at the time of the merger, the registrant had substantially no operating assets, liabilities or operations.

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

Overview

 Hythiam, Inc. is a development-stage healthcare services management company. We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the foreseeable future as we increase expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

We were formed for the purpose of researching, developing, licensing and commercializing innovative technology to improve the treatment of alcoholism and drug addiction. Our HANDS Treatment Protocol™ is designed for use by healthcare providers to treat addictions to alcohol, cocaine and other addictive stimulants—as well as combinations of these drugs. HANDS™ is a medically supervised treatment protocol for neurostabilization and detoxification from alcohol and/or addictive psychostimulants designed to simultaneously eliminate cravings, enhance cognitive function and facilitate a pain-free withdrawal, resulting in accelerated recovery. For the treatment of alcoholism, cocaine and other addictive stimulants, the HANDS Treatment Protocol consists of two to three consecutive days of treatment in a hospital or at a licensed healthcare facility. Our protocol eliminates the use of sedating medications, reduces inpatient treatment time and requires no tapering or washout period. Our limited initial results indicate that the protocol may significantly reduce or eliminate withdrawal symptoms, have significantly higher completion rates than conventional treatments and, reduce or eliminate the physical cravings that can be a major factor in relapse. We also provide hospitals and attending physicians with information and administrative services to facilitate continuing care services to help patients rebuild and refocus on life skills.

We generate revenues by charging fees to licensed healthcare providers for access to our proprietary protocols for use in treating their patients, and for providing administrative management services in connection with such treatments. The administrative services offered by us include provision of an on-site liaison, client and hospital education, continuing care information, marketing and sales support, data collection and aggregation, patient registration and patient follow-up data collection.

We do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. The hospitals and licensed healthcare facilities that contract for the use of our technology own their facility license, and control and are responsible for the clinical activities provided on their premises. Following the treatment procedure, local clinics and healthcare providers specializing in drug abuse treatment administer and provide aftercare treatment.

Patients receive medical care in accordance with orders from their attending physicians. Each licensed physician is responsible for exercising their own independent medical judgment in determining the specific application of our treatment protocols, and the appropriate course of care for each patient.

No employment relationship is expected to exist between us and the attending physicians who treat patients using our protocol. In the course of performing our administrative duties, we may bill and collect funds from patients on behalf of the healthcare provider, and disburse a portion of that money to the facility and/or to the attending physician for professional services rendered.

We believe that the structure of our business and operations as outlined above will be in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Our commercial viability is therefore subject to the legal and regulatory risks outlined in the "Risk Factors" section beginning on page 12 of this Report.

Background on Addiction

Alcohol and drug abuse and addiction comprise a worldwide public health problem that affects many people and has wide-ranging social consequences. In 2002, an estimated 22 million Americans suffered from substance dependence or abuse due to drugs, alcohol or both, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA) in the U.S. Department of Health and Human Services. Summarizing data from the Office of National Drug Control Policy (ONDCP) and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $345 billion annually in the U.S., of which the health care component is over $41 billion and productivity losses account for approximately $245 billion. In comparison, the National Cancer Institute estimates that 9.6 million Americans suffer from cancer, and the Centers for Disease Control report on the Health Burden of Chronic diseases projects the economic cost of cancer in 2002 to total $171.6 billion, consisting of $60.9 billion in direct medical costs, and $110.7 billion for indirect costs such as lost productivity.

Historically, the disease of addiction has been treated primarily through behavioral intervention, and rates of recidivism under traditional treatments remain fairly high. Those suffering from alcohol and drug addictions have often been characterized as having social disorders or a lack of self-discipline, and there are relatively high relapse rates utilizing conventional treatment methodologies.

We have acquired, licensed and developed proprietary, patented and patent-pending treatment protocols designed to combat alcohol and drug addiction by treating the physiological component of the disease. Our first such proprietary technology, the HANDS Treatment Protocol™, is designed to treat addictions to alcohol, cocaine and other addictive stimulants—as well as combinations of these drugs. HANDS™ is a medically supervised treatment protocol for neurostabilization and detoxification from alcohol and/or addictive psychostimulants designed to simultaneously eliminate cravings, enhance cognitive function and facilitate a pain-free withdrawal, resulting in accelerated recovery.

Our plan is to market our technology to an existing industry we view as fragmented with participants including health care providers such as physicians, psychologists, nurses, therapists, interventionists, counselors, hospitals, residential treatment centers, outpatient treatment facilities, and self-help groups. We expect patients to be referred for treatment by physicians and treatment centers using our technology through self-referrals, patients’ family members, friends, employers and associated unions, as well as employee assistance programs, criminal justice systems, health care providers, third party payors, and government agencies.

Addiction as a Disease

Recent scientific research provides evidence that not only can drugs interfere with normal brain functioning but can also have long-term effects on brain metabolism and activity. At some point, changes may occur in the brain that can turn drug and alcohol abuse into addiction - a chronic, relapsing illness. Those addicted to drugs may suffer from compulsive drug craving and usage and be unable to quit by themselves, and professional medical treatment is often necessary to end this physiologically based compulsive behavior.

We believe that the ability to successfully treat addictions can have an effect not only on drug abusers, but on society as a whole by reducing the cost of treating the addiction as well as the cost of treating conditions attributable to substance abuse, decreasing related criminality and violence, and reducing the costs associated with high risk behavior. According to NIAAA, 44% of all deaths due to liver cirrhosis are alcohol related, with most of these deaths occurring in people 40-65 years old. Roizen (1988) found that 20-37% of all emergency room trauma cases involve alcohol use. Rubin (1989) studied the incidence of cardiomyopathy in asymptomatic alcoholic men, finding that 46% exhibited evidence of cardiomyopathy.

The consequences of alcoholism and alcohol abuse affect most American families. Waller (1988) estimates that 20-25% of all injury-related hospital admissions are the result of alcoholism or alcohol problems. According to the National Commission Against Drunk Driving, nearly 600,000 Americans are injured in alcohol-related traffic crashes each year, resulting in 17,000 fatalities.

Cocaine and crack use place a heavy load upon our criminal justice system. According to a Bureau of Justice Statistics Bulletin, “Prisoners in 2001,” published in August 2002, approximately 20% of the 1.2 million state and 55% of the 143,000 federal prisoners were convicted of drug offenses. The ONDCP reports that over 30% of all arrestees test positive for cocaine or crack. In 2001, over 17% of all Federal defendants were charged with cocaine/crack drug offenses.

The consequences of cocaine and crack use extend beyond the criminal justice system. The National Institute on Drug Abuse (NIDA) reports the medical complications of cocaine use to include heart arrhythmias and heart attacks, chest pain and respiratory failure, strokes, seizures, and headaches, as well as abdominal pain and nausea. NIDA also notes that there have been no medications available to treat cocaine addiction.

U.S. Market Opportunity

The U.S. market consists of a broad spectrum of people who are addicted to or have cravings for alcohol, psycho-stimulants (e.g., cocaine, crack, methamphetamine, crystal meth, speed), tranquilizers, and opiates (e.g., heroin, morphine, codeine, methadone, Vicodin®, OxyContin®, Darvon®, Dilaudid®, Demerol®). In 2002, an estimated 22 million Americans suffered from substance dependence or abuse due to drugs, alcohol or both, according to SAMHSA. According to the report, only 3.5 million individuals aged 12 or over received some kind of treatment, with 2 million treated at self-help groups offering psychological therapy. Further, according to NIAAA, approximately 50% of people treated for alcohol dependence relapse within three months, and 90% are likely to experience at least one relapse within 4 years.

Relapse rates are higher for those suffering from cocaine addiction as opposed to alcohol. NIDA’s Drug Abuse Treatment Outcome Studies reports cocaine relapse rates of 69% after 1 year for those undergoing 90 days or less of outpatient drug free treatment. For those undergoing 90 days or less of long-term residential treatment, relapse rates were 80% at 1 year post-treatment.

Our Solution

The HANDS Treatment Protocol™ is designed to treat alcohol, cocaine and other addictive stimulants, as well as combinations of these drugs, by targeting specific neurological transmitters and receptors which have been damaged as a result of chemical addiction and dependence.

For the treatment of alcoholism, cocaine and other addictive stimulants, the HANDS Treatment Protocol consists of two or three consecutive days of treatment in a hospital or at a licensed healthcare facility. Unlike traditional detoxification therapy, use of the HANDS Treatment Protocol is non-sedating and patients remain awake throughout their treatment. Further, we provide hospitals and attending physicians with resources to facilitate continuing care services to help patients rebuild and focus on life skills.

Competition

Conventional forms of addiction detoxification are typically conducted in medically supervised environments. Regardless of the approach, there is great variability in the durations of the detoxification procedure, the levels of medical supervision, the costs to the patients and the recidivism rates.

Currently accepted practice for withdrawing patients from an addiction to alcohol consists of heavily sedating the patient at an inpatient hospital facility for a period of 3-5 days. Due to the heavy sedation, the patient typically is stabilized for an additional 5-7 days as a “washout.” This procedure, while medically necessary due to the dangers of convulsions when withdrawing alcoholics from the alcohol, does not relieve the patient’s cravings or desire to drink. Further, the drugs typically used during this procedure can be addictive and may cause side effects.

While withdrawal from cocaine addiction is not considered to involve a significant risk of death, current detoxification procedures are unpleasant. Following an extended period of dependence, cocaine addicts generally are unable to experience the feeling of pleasure during and following detoxification as a result of the effect of cocaine on the brain. Detoxification procedures typically involve the use of sedatives to assist patients through this difficult period. Cravings, however, are especially pronounced and may re-occur for months to years, and the medications most commonly used can be addictive and cause side effects.

These detoxification procedures are conducted at public and private hospitals, and public and private addiction treatment facilities throughout the country. SAMHSA lists a total of 2,800 facilities that report conducting detoxification procedures. There appears to be no standard protocol or reliable reporting mechanism for measuring outcomes. SAMHSA reports that only 54% of those treated for alcoholism and 50% of those treated for cocaine and other stimulants complete the detoxification procedure. SAMHSA reports treatment completion rates in 2000 for outpatient treatment were only 41% for alcohol and 20% for cocaine. These low treatment completion rates are directly related to relapse rates.

Our Competitive Advantage

The HANDS Treatment Protocol™ for alcoholism, cocaine and other addictive stimulants consists of two or three consecutive days of treatment in a hospital or at a licensed healthcare facility. Patients are not sedated during the procedure, and remain awake throughout their treatment. During preliminary initial studies conducted for approximately 250 patients primarily in Spain, as well as the U.S., no patients have experienced convulsions and 100% have completed the procedure. The most significant outcomes following treatment have included patient self-reports of increased mental clarity and focus, loss of interest in and cravings for using the substance of addiction and a general improvement in cognitive function. Further, patients report the HANDS Treatment Protocol reduces or eliminates other common symptoms of Post Acute Withdrawal Syndrome (PAWS), including memory problems, emotional overreactions, sleep disorders, physical coordination problems and stress sensitivity.

We believe that the total cost of providing treatment using the HANDS Treatment Protocol falls within the typical range of prices for conventional treatment programs. We also believe that treatment using our protocols can have higher completion rates, greater compliance, elimination of withdrawal symptoms, reduction or elimination of cravings, improved cognitive functioning and potentially lower relapse rates.

Financial Information About Segments

We currently have only one business segment, licensing of the HANDS Treatment Protocol™, which generated 100% of our revenues for the year ended December 31, 2003.

Our Strategy

We intend to: (1) exploit our current proprietary, patented and patent-pending treatment technology by expanding the number of treatment sites that license our technology; (2) on behalf of healthcare providers licensing our technology, identify, market to and facilitate access to aftercare treatment centers; and (3) acquire, license, develop and bring to market new addiction treatment protocols via our own internal research and development as well as strategic alliances with major research institutes worldwide.

We currently have a multi-year contract with Little Company of Mary Hospital, a hospital and drug addiction treatment facility in the greater Los Angeles area which is licensing and utilizing the HANDS Treatment ProtocolTM. For the year ended December 31, 2003, HANDSTM licensing fees from this hospital accounted for 100% of our revenues. Building upon our initial site in California, we intend to develop a system of licensees within the U.S. authorized to use the HANDS Treatment Protocol in treating addictions to alcohol, cocaine, and other addictive stimulants, as well as combinations of these drugs.

We are actively engaged in expanding our base of treatment sites, focusing on large metropolitan areas within the U.S. We will focus our expansion plans on densely populated cities, particularly in states where patients are migrating to other states for treatment at residential facilities. We believe our treatment protocols will provide hospitals and physicians access to an affordable and convenient treatment alternative for their substance abuse patients.

Our Technology, Products and Services

Our addiction treatment technology is based on studies and research on the adverse physical effects of addictions on the brain and the development of treatment technologies that specifically focus on detoxification and restoration of damaged neurons as a core part of addictive behavior modification, to minimize cravings for drugs and alcohol and improve the cognitive function of the patient. Our treatment protocols seek to restore damage to the brain caused by addiction as well as correct some chemical imbalance due to genetics. We have labeled this proprietary treatment protocol the HANDS Treatment Protocol™. Our products and services include the different treatment protocols for alcohol, cocaine and other addictive stimulants we license to hospitals and other healthcare providers. We also offer administrative services that we plan to make available to our clients, including provision of an on-site liaison, marketing and sales support, data collection and aggregation, patient registration and patient follow-up data collection.

Research and Development

We intend to continually enhance our addiction treatment technology and products as well as research and develop new products to maintain technological competitiveness and deliver increasing value to new and existing customers. We are in the process of seeking to establish research collaborations with researchers specializing in the science of addiction.

We will continue to expand our target market by acquiring or licensing treatment methods for other substance dependencies and addictions as new technology is developed and becomes available.

Sales and Marketing

Substance dependency is a worldwide problem with dependency rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. We will initially focus on expanding our presence in the U.S. market by targeting geographic areas with high numbers of substance dependent individuals and licensing our protocols and providing our services to healthcare providers in those areas. We will focus our direct sales efforts on recruiting new healthcare providers in identified target markets to expand our number of treatment site customers.

Our marketing strategy is based upon developing and promoting a comprehensive treatment approach integrating proprietary state-of-the-art treatment protocols, assessment tools, education, and information about aftercare programs. We will co-promote programs with our licensees through Internet marketing, direct mail, and local sponsorship of professional education programs. On a national level, we will promote our proprietary brands through professional journal advertising, direct mail, Internet marketing, and sponsorship of educational programs. In addition to our goal of the HANDS Treatment Protocol™ becoming the preferred treatment method for individuals seeking to pay for treatment privately, we believe that third party payors, including entities from both the government and private sectors, will be important to our long-term growth. We will conduct business development initiatives to secure the acceptance and endorsement of treatment using our protocols as appropriate for reimbursement by third party payors, nationally recognized addiction treatment organizations and governmental organizations.

We currently treat only private pay patients without seeking reimbursement from Medicaid, insurance or other third-party reimbursement. In developing our marketing plan, we are taking into consideration the following primary market dynamics for our efforts:

Traditional Payors

1.    Private Pay

According to reports by SAMHSA, of persons aged 12 or older who received any alcohol or illicit drug treatment, more paid for all or part of their most recent treatment with their own savings or earnings than any other source (47.4%). We will initially focus our efforts on targeted communication emphasizing that the cost effectiveness of treatment using the HANDS Treatment Protocol™ will provide private pay patients with a preferred alternate choice for treatment. We will communicate the benefits of the HANDS Treatment Protocol, which include a short-term inpatient treatment time of two or three consecutive days for alcohol, cocaine and other stimulant dependence. Compared to the typical 7 - 14 days of combined inpatient and washout period for sedative-based detoxification, use of the HANDS Treatment Protocol can significantly reduce the disruption to patients’ lives caused by treatment. Detoxification using the HANDS Treatment Protocol can easily be fit into a weekend or short absence from work. Further, the HANDS Treatment Protocol is designed to significantly improve aftercare compliance and success by reducing relapse rates.

2.    Managed Care, Insurance and other Third-Party Reimbursement

In order to compete effectively for managed care agreements and receive adequate reimbursement from payors for treatment using our protocols, healthcare providers must demonstrate that use of the HANDS Treatment Protocol is a beneficial and cost effective treatment. We will, through our clinical and market research activities, gather and disseminate appropriate data to the payors that should validate the benefits and cost effectiveness of treatment using the HANDS Treatment Protocol. We believe the economic benefits provided by the HANDS Treatment Protocol include reduction in healthcare costs and improved membership retention, while providing positive medical outcomes. We plan to include or contract directly with disease state management providers in the design and conduct of our outcome studies.

Other Payor Groups

3.    Employee Assistance Programs

Approximately 15% of the American workforce is unionized. Many of these unions and large employers support employee assistance programs (EAPs) that are well positioned to assist employees with a variety of social, legal, financial, and medical issues including drug addiction. For many blue-collar workers with addictive disabilities, EAPs are the first line of defense and support. For us, these EAPs may provide a potential referral source for centers that license our technology for qualified clients with third-party financial support. According to InfoUSA, there are approximately 1,100 EAPs in the United States. We plan to begin addressing this market by targeting discussions with large benefit companies that administer EAPs.

4.    Drug Courts and Prison Systems

According to a Bureau of Justice Statistics Bulletin, “Prisoners in 2001,” published in August 2002, approximately 20% of the 1.2 million state and 55% of the 143,000 federal prisoners were convicted of drug offenses. A significant number of state and federal prisoners receive alcohol treatment after admission into prison. We believe that state and federal prison systems are in need of a more beneficial and convenient treatment alternative and we intend to solicit major prison systems to utilize our protocols. More importantly, we will seek to work with state and federal justice systems to intervene prior to incarceration with a goal of reducing the number of drug offenders admitted into prison.

Drug courts first came to prominence in 1989 as a means to deal with the growing number of alleged criminals involved with substance abuse. According to the “Drug Court Activity Fact Sheet, May 9, 2003,” the number of drug courts grew to 475 in 1999 and as of May 1, 2003, there are 1,042 drug courts located in all 50 states. Drug courts generally encourage the user to seek treatment in lieu of incarceration. We will seek to engage and educate all parties (judges, attorneys, physicians, counselors) that influence the selection of the drug treatment facility.

5.    Employers

Many large employers are self-insured and use an insurance company as a third-party administrator to process benefit claims. As such, these employers have a direct vested interest in reducing healthcare costs. According to most recent reports by ONDCP and NIAAA, productivity losses resulting from drug abuse in 2000 amounted to approximately $110 billion and productivity losses resulting from alcoholism was $134 billion in 1998. We plan to educate and directly solicit large employers and employer coalitions. By communicating with both employer coalitions and trade unions, we believe that treatment provided using the HANDS™ protocols can become the treatment of choice for substance abuse.

Product Marketing

We anticipate that our product marketing will be done in two ways:
  broad awareness

  focused target market initiatives
Broad awareness will be done via our consumer website, press releases, endorsements, printed media advertising, internet promotions and local radio, television and print media coverage. We will support local targeted marketing efforts of the hospitals, healthcare facilities and other healthcare providers that license our HANDS™ treatment technologies. Additional target market campaigns may be accomplished via local publications, direct mail, seminars, forums, tradeshows, and email to generate referral sources and referrals.

Proprietary Rights and Licensing

Our success depends upon a number of factors, including our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. To help ensure compliance with our license/joint venture agreements, we intend to deploy onsite directors. In March 2003 we acquired the patent-pending treatment protocols for alcohol and cocaine, which we have branded the HANDS Treatment Protocol™. We have the following branded trade names:
  Hythiam™

  HANDS™

  The HANDS Patient Protocol™

  HANDS Treatment Protocol™
We impose restrictions in our protocol license agreements on our customers’ rights to utilize and disclose our technology. We also seek to protect our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our proprietary information. We require that, as a condition of their employment, employees assign to us their interests in inventions, original works of authorship, copyrights and similar intellectual property rights conceived or developed by them during their employment with us.

Employees

As of December 31, 2003, we employed approximately 21 persons. We anticipate hiring additional employees over the next year to meet our growth expectations.

Executive Officers and Directors

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	44	Director, Chairman of the Board of Directors and Chief Executive Officer	2003
Anthony M. LaMacchia	50	Director, Chief Operating Officer	2003
Chuck Timpe	57	Chief Financial Officer
James W. Elder	52	Senior Vice President - Marketing and Business Development
David E. Smith, M.D.	64	Senior Vice President - Medical Affairs, Chair of Clinical Advisory Board
Leslie F. Bell, Esq.	63	Director, Chair of Audit Committee, Member of Compensation Committee	2003
Hervé de Kergrohen, M.D.	46	Director, Chair of Nominations and Governance Committee, Member of Audit Committee	2003
Richard A. Anderson	34	Director, Member of Audit Committee	2003
Ivan M. Lieberburg, Ph.D., M.D.	54	Director, Chair of Compensation Committee, Chair of Scientific Advisory Board, Member of Clinical Advisory Board	2003
Juan José Legarda, Ph.D.	48	Director, Member of Nominations and Governance Committee, Member of Scientific Advisory Board, Member of Clinical Advisory Board	2003

Terren S. Peizer served, until October 2003, as Chief Executive Officer of Clearant, Inc., which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology, and remains Executive Chairman of its board of directors. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc., a NasdaqNM listed company. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., a NasdaqNM company, and remains its largest beneficial shareholder. Mr. Peizer has been the largest beneficial shareholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the compan ies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. From June 2000 to October 1, 2002, he was non-executive chairman of the board of Internet start-up company Brightcube, Inc., which filed chapter 7 bankruptcy on September 30, 2002. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Anthony M. LaMacchia is a senior healthcare executive who, prior to joining the company in July 2003, was the Business Development Principal of GME Solutions, a healthcare financial consulting company providing Medicare graduate medical education and kidney acquisition cost recovery services, since October 2002. From November 1999 to April 2002, he was President & Chief Executive Officer of Response Oncology, Inc., a diversified physician practice management company. He was recruited to this financially distressed company to direct a high-risk turnaround, and when continued market declines and debt covenant breaches compelled a bankruptcy filing, directed the company through all phases of the chapter 11 process, the sale of all assets and the closure of its facilities. In June 1999, Mr. LaMacchia left Salick Health Care, Inc., which developed and operated outpatient cancer and kidney treatment centers and a clinical research organization engaging in pharmaceutical and clinical treatment trials, as Executive Vice President & Chief Operating Officer, having started with the company as Director of Strategic Planning & Reimbursement in 1984. Previously, Mr. LaMacchia held positions of increasing responsibility with Blue Cross of California, Ernst & Young and Cedars-Sinai Medical Center. He is a Certified Public Accountant who received his B.S. in Business Administration, Accounting from California State University, Northridge.

Chuck Timpe is a senior financial executive with over 30 years experience in the healthcare industry. Since March 1998 he has served as a Director and since June 2002 as Chairman of the Audit Committee for IPC-The Hospitalist Company, a $75 million physician specialty practice business. Prior to joining the company in June 2003, Mr. Timpe was Chief Financial Officer from its inception in February 1998 of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2003, creating one of the country’s largest clinical research site management organizations. Previously, he was a principal in private healthcare management consulting firms he co-founded, Chief Financial Officer of National Pain Institute, Treasurer and Corporate Controller for American Medical International (now Tenet Healthcare Corp., an NYSE company), and a member of Arthur Andersen LLP’s healthcare practice, specializing in public company and hospital system audits. He was on the board of the not-for-profit Granada Hills Community Hospital from 1996 to October 2002, which filed chapter 11 bankruptcy on November 26, 2002, after Provident Healthcare West, LLC, a wholly-owned subsidiary of Provident Foundation, Inc., assumed control. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a Certified Public Accountant.

James W. Elder has more than 25 years of experience in the healthcare industry, and in business development, marketing and sales of pharmaceuticals for the treatment of pain and substance abuse. From June 1978 to January 2000 and from June 2003 until joining Hythiam in September 2003, Mr. Elder held various positions at Mallinckrodt, Inc. related to marketing, business development and sales of pain management and addiction treatment products. As Business Director of Mallinckrodt’s Addiction Treatment business unit, he launched a series of methadone and naltrexone products, creating a business with over 60% share of the opioid addiction treatment market. At Mallinckrodt, he led ATForum.com, the premier healthcare professional education website for addictionologists concerned with treating addictions to opioids. From March 2002 to June 2003 Mr. Elder operated a consulting firm, assisting pharmaceutical companies with developing marketing and business plans. From January 2000 to March 2002 he was Senior Vice President of Marketing and Sales for DrugAbuse Sciences, Inc., a private specialty pharmaceutical company developing medications for the treatment of alcohol and drug abuse. While there, he launched AlcoholMD.com, a premier medical education website serving addiction-related healthcare professionals. Mr. Elder received a B.A. in Chemistry from University of Missouri-Columbia and an M.B.A. from Southern Illinois University.

David E. Smith, M.D. has more than thirty-five years of experience in the treatment of addictive disease, the psychopharmacology of drugs, and research strategies in the management of drug abuse problems. Dr. Smith is President and Medical Director of Haight Ashbury Free Clinics, Inc. which he founded in 1967, and has been Medical Consultant, Professional Recovery Program at The Betty Ford Center since 1994, and Medical Director of the California State Alcohol and Drug Programs and of the California Collaborative Center for Substance Abuse Policy Research since 1998. He has held consultancies and other positions at numerous professional organizations, including Doping Control Officer for the Winter Olympics in February 2002. Dr. Smith has authored over 300 scientific articles and has been named to a number of honors, including a Drug Abuse Treatment Award, National Association, State Alcohol and Drug Abuse Coordinators in 1984, Career Achievement Award, National Association of State Alcohol and Drug Abuse Directors in 1994, and Best Doctors in America, Pacific Region in 1996-97. He is a member of the Editorial Boards of numerous professional publications, has been Editor-in-Chief of AlcoholMD.com, a medical education and information website focusing on alcohol problems and alcoholism, since January 2000, and is Executive Editor of the Journal of Psychoactive Drugs which he founded in 1967. He was granted Fellow status by the American Society of Addiction Medicine (A.S.A.M.) in 1996, is past President of A.S.A.M. and the California Society of Addiction Medicine, and was named to the Council of Fellows of the California Association of Alcoholism and Drug Abuse Counselors in 1998. Dr. Smith received a B.S. in Zoology from University of California, Berkley and an M.S. in Pharmacology and his M.D. from University of California, San Francisco, where he has been an Associate Clinical Professor of Clinical Toxicology since 1967.

Leslie F. Bell, Esq. has more than 35 years of experience in business and the practice of corporate and healthcare law. He has served as a Director and Senior Executive of Bentley Health Care, Inc., a developer and provider of outpatient, health care facilities and services since November 1997. Mr. Bell also serves as Co-Chairman and Co-Chief Executive Officer of Tractus Medical, Inc., a provider of patented relocatable ambulatory surgical center/operating rooms, which he co-founded in January 2002. From its inception in 1983 through several public offerings and until its sale in 1997 for approximately $480 million, he served as a Director, Executive Vice President and Chief Financial Officer and from 1996 to 1997 President of Salick Health Care, Inc. Mr. Bell has also served as a Director of YES Clothing Co. from 1990 to 1995. He was previously Deputy Attorney General of the State of California, and managing partner of Katz, Hoyt & Bell. Mr. Bell attended University of Illinois, received a J.D. (with honors) from University of Arizona College of Law, and is a member of the University of Arizona College of Law Board of Visitors and Dean’s Economic Council.

Hervé de Kergrohen, M.D. since August 2002 has been a Partner with CDC Ixis Innovation in Paris, a European venture capital firm and advisor to several financial institutions including Lombard Odier Darier Hentsch & Cie, Geneva and Global Biomedical Partners, Zurich, and since January 2001 has been Chairman of BioData, an international healthcare conference in Geneva. He sits on several boards with U.S. and European private health care companies, including Kuros BioSurgery and Bioring SA in Switzerland since January 2003, Exonhit and Entomed in France since September 2002, and Clearant, Inc. since December 2001. From February 1999 to December 2001 he was Head Analyst for Darier Hentsch, Geneva and manager of its CHF 700 million health care fund. From February 1997 to February 1998 he was the Head Strategist for the international health care sector with UBS Brinson of Chicago, a Manager of CHF 700  billion for UBS AG, Zurich. Dr de Kergrohen started his involvement with financial institutions in 1995 with Bellevue Asset Management in Zug, Switzerland, the fund manager of BB Biotech and BB Medtech, where he covered the healthcare services sector. He was previously Marketing Director with large U.S. pharmaceutical companies such as Sandoz USA and G.D. Searle, specialized in managed care. Dr de Kergrohen received his M.D. from Université Louis Pasteur, Strasbourg, and holds an M.B.A. from Insead, Fontainebleau.

Richard A. Anderson has more than a decade of experience in business development, strategic planning and financial management. He has been a Director and the Chief Financial Officer of Clearant, Inc. since November 1999, and served as Chief Financial Officer of Intellect Capital Group from October 1999 through December 2001. From October 2000 to October 2002, he served as a Director of Brightcube, Inc. From February through September 1999, he was an independent financial consultant. From August 1991 to January 1999, Mr. Anderson was with PriceWaterhouseCoopers, LLP, most recently a Director and founding member of PriceWaterhouseCoopers Los Angeles Office Transaction Support Group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

Ivan M. Lieberburg, Ph.D., M.D. is currently Executive Vice President, Chief Scientific and Medical Officer at Elan Company, plc, a worldwide biopharmaceutical company listed on the NYSE, where he has held a number of positions over the last fifteen years, most recently Senior Vice President of Research. Dr. Lieberburg sits on the scientific advisory boards of Health Care Ventures, Flagship Ventures, NewcoGen, and the Keystone Symposium. Prior to joining Elan in 1987, he performed his postdoctoral research at The Rockefeller University and his medical residency and postdoctoral fellowship at University of California, San Francisco, where he is presently a Clinical Professor of Medicine, and held faculty positions at Albert Einstein School of Medicine and Mt. Sinai School of Medicine. Dr. Lieberburg has authored over 100 scientific publications, and has been named to a number of honors including Rockefeller University Fellow, Public Health Corps Scholar, National Research Service Award, Hartford Foundation Scholar and McKnight Fellow. He is board certified in internal medicine and endocrinology/metabolism. Dr. Lieberburg received an A.B. in biology from Cornell University, a Ph.D. in Neurobiology from The Rockefeller University and an M.D. from University of Miami School of Medicine.

Juan José Legarda, Ph.D. has extensive experience in the biotechnology and pharmaceutical industries, and is the principal inventor of the company’s HANDS Treatment Protocols™. Since 1988, Dr. Legarda has been Founder and President of a healthcare company specializing in the treatment of addictions, which is now known as Tratamientos Avanzados de la Adicción S.L. There, he developed new treatments for opiate addiction, by treating physical dependence under deep sedation, alcohol dependence and cocaine addictions, filing patent applications which he has licensed to the company. Dr. Legarda previously developed special projects for the Universal Exhibition of 1992 in Seville, was a lecturer in psychopathology at University of Seville, and worked as a clinical psychologist in private and public institutions such as the university hospitals of Barcelona and Bilbao. He has published papers in numerous scientific journals and has organized and participated in national and international congresses. Dr. Legarda obtained a M.Sc. in psychology from Universidad Pontificia of Salamanca, and a Ph.D. from University of London for research on psychophysical and cognitive aspects of craving at its Institute of Psychiatry.

Executive Officers

There are no family relationships among any of our directors, executive officers or key employees. We consider Terren S. Peizer, Anthony M. LaMacchia, Chuck Timpe, James Elder and David E. Smith, M.D. to be our executive officers.

Codes of Ethics

We have adopted a Code of Conduct and Ethics that applies to all company directors, officers and employees. We have also adopted a Code of Ethics for CEO and Senior Financial Officers that applies to our chief executive officer and senior financial officers, including our principal financial officer and principal accounting officer. Copies of these codes of ethics are attached as Exhibits 14.1 and 14.2 to this report.

Risk Factors

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

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

The healthcare industry in which we operate is subject to substantial regulation by state and federal authorities

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization and delivery of healthcare services. We believe that this industry will continue to be subject to increasing regulation, political and legal action, the scope and effect of which we cannot predict. Legislation is continuously being proposed, enacted and interpreted at the federal, state and local levels to regulate healthcare delivery and relationships between and among participants in the healthcare industry. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and government agencies. Many existing healthcare laws and regulations were enacted without anticipation of our business structure or our products and services, yet these laws and regulations may be applied to us and our products and services. Our failure, or the failure of our customers and business partners, accurately to anticipate the application of these healthcare laws and regulations could create liability for us and negatively impact our business.

Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions governing various matters such as the licensing and certification of facilities and personnel, the conduct of operations, billing policies and practices, policies and practices with regard to patient privacy and confidentiality, and prohibitions on payments for the referral of business and self-referrals. There are federal and state laws that govern patient referrals, physician financial relationships, submission of healthcare claims and inducement to beneficiaries of federal healthcare programs. Many states prohibit business corporations from practicing medicine, employing or maintaining control over physicians who practice medicine, or engaging in certain business practices, such as splitting fees with healthcare providers. Some or all of these state and federal regulations may apply to us or the services we intend to provide or may provide in the future.

In addition, the Food and Drug Administration, or FDA, regulates development, testing, labeling, manufacturing, marketing, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Various other federal and state agencies, including the Environmental Protection Agency, or EPA, and the Occupational Safety and Health Administration, or OSHA, regulate the processes and methods of production of similar products. Compliance with laws and regulations enforced by these agencies may be required relative to any medical products or services developed or used by us. Failure to comply with applicable laws and regulations may require modification and redesign of our products, or elimination of the product. We may not have the financial resources to modify our products or implement new designs. Accordingly, our ability to market our protocols in compliance with applicable laws and regulations may be a threshold test for our survival.

There can be no assurance that government regulations applicable to our proposed products and services or the interpretation thereof will not change and thereby prevent us from marketing some or all of our products and services for a period of time or permanently. We are unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative, judicial or administrative action. The federal government from time to time has made proposals to change aspects of the delivery and financing of healthcare services. We cannot predict what form any such legislation may take, how the courts would interpret it, or what effect such legislation would have on our business. It is possible that any such legislation ultimately enacted will contain provisions which may adversely affect our business.

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

The promotion of our products and services may be found to violate federal law concerning “off-label” uses of prescription drugs

The Food Drug & Cosmetic Act, or FDC Act, requires that prescription drugs be approved for a specific medical indication by the FDA prior to their marketing in interstate commerce. Our procedural medical protocols call for the use of prescription drugs for the treatment of chemical dependency and drug addiction, conditions not named in the drugs’ official labeling. While the FDA allows for pre-approval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions about the ultimate safety or effectiveness of the unapproved drug, and generally does not regulate licensed physicians who prescribe approved drugs for non-approved or “off-label” uses in the independent practice of medicine, our promotion of our products and services may be found to violate FDA regulations or the FDC Act. The FDA has broad discretion in interpreting those regulations. If the FDA determines that our promotion of our medical treatment protocols constitutes labeling or the promotion of prescription drugs for unapproved uses, or brings an enforcement action against us for violating the FDC Act or FDA regulations, we may be unable to continue operating under our current business model. Even if we defeat any FDA challenge, the expenses and publicity associated with defending the claim could adversely affect our business and results of operation.

Treatment using our protocol may be found to be investigational

FDA asserts jurisdiction over all clinical trials, or experiments, in which a drug is administered to human subjects. Hospitals and clinics have established Institutional Review Boards, or IRBs, to review and approve clinical trials using investigational treatments in their facilities. Certain investigations involving new drugs or off-label uses for approved drugs are subject to FDA approvals. Hospitals and clinics also generally must have permission from the FDA before charging patients for an investigational drug administered in a clinical trial. While the decision about seeking IRB review is in the discretion of, and is the responsibility of, each hospital or physician, use of our treatment protocol by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or FDA approval. FDA has broad authority in interpreting and applying its regulations, so there can be no assurance that FDA will not find that use of our protocols by our licensees or collection of outcomes data on that use constitutes a clinical investigation subject to IRB and FDA jurisdiction. Individual hospitals and physicians may also submit their use of our protocols in treatment to their IRBs and there is no assurance individual IRBs will not find that use to be a clinical trial that requires FDA approval or that they will not prohibit or place restrictions on that use. Either of these results may adversely affect our business and the ability of our customers to charge for certain components of treatment using our protocols.

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine

Many states, including California in which our principal executive offices are located, have laws that prohibit business corporations, such as Hythiam, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the corporate practice of medicine or that our contractual arrangements constitute fee-splitting, in which case we could be subject to civil and criminal penalties, our contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. There can be no assurance that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on favorable terms.

Our business practices may be found to violate anti-kickback, self-referral or false claims laws

The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and “kickbacks” involving health care providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring patients covered by Medicare, Medicaid or other federal health care program, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from ordering certain services reimbursable by Medicare, Medicaid or other federal healthcare program from any entity with which the physician has a financial relationship. Many states have similar laws, some of which are not limited to services reimbursed by federal healthcare programs. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal False Claims Act. In recent cases, the government has taken the position that violations of other laws, such as the anti-kickback laws or the FDA prohibitions against promotion of off-label uses of drugs, should also be prosecuted as violations of the False Claims Act.

These laws are broadly worded and have been broadly interpreted by courts, it is often difficult to predict how these laws will be applied, and they potentially subject many typical business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws. Some states also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. If our relationships with contractors, hospitals or physicians were claimed by federal or state authorities to violate these anti-kickback, self-referral or false claims laws and regulations, that could have an adverse effect on our business and results of operations .

We may be subject to healthcare anti-fraud initiatives

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers. Recent legislation expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicare, Medicaid and other healthcare programs. Anti-fraud actions could have an adverse effect on our financial position and results of operations.

Our use and disclosure of patient information is subject to privacy regulations

Numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. In the provision of services to our customers, we may collect, use, maintain and transmit patient information in ways that will be subject to many of these laws and regulations. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were and are October 16, 2003, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most healthcare facilities and health plans that will contract for the use of our protocols and our services. The HIPAA rules require covered entities to bind contractors like Hythiam to compliance with certain burdensome HIPAA rule requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to our customers directly and to us, either directly or indirectly.

The HIPAA Transactions Rule establishes format and data content standards for eight of the most common healthcare transactions. When we perform billing and collection services on behalf of our customers we may be engaging in one of more of these standard transactions and will be required to conduct those transactions in compliance with the required standards. The HIPAA Privacy Rule restricts the use and disclosure of patient information, requires entities to safeguard that information and to provide certain rights to individuals with respect to that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that will be imposed on us and our failure to comply may result in liability and adversely affect our business.

Federal and state consumer protection laws are being applied increasingly by the Federal Trade Commission, or FTC, and state attorneys general to regulate the collection, use and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access.

Numerous other federal and state laws protect the confidentiality of patient information. These laws in many cases are not preempted by the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. Other countries also have, or are developing, laws governing the collection, use and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

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

We are subject to personal injury claims, and may not have or be able to maintain sufficient insurance coverage

All significant medical treatments and procedures, including our treatment protocols, involve the risk of serious injury or death. Our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence by physicians treating patients using our protocols. In addition, our contracts may require us to indemnify physicians, hospitals or their affiliates for losses resulting from claims of negligence. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

We may not be able to obtain or maintain adequate liability insurance, in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business, at acceptable costs and on favorable terms. Insurance carriers are often reluctant to provide liability insurance for new healthcare services companies and products due to the limited claims history for such companies and products. In addition, based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time. In the event of litigation, regardless of its merit or eventual outcome, or an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially impair or destroy the investments of stockholders.

Our treatment protocols may not be as effective as we believe them to be, and we may not be able to obtain market acceptance of our new technologies

Our belief in the efficacy of our treatment protocols is based on a limited number of unpublished studies, primarily in Spain, and our very limited initial experience with a small number of patients in the United States. Such results may not be statistically significant, have not been subjected to detailed scientific scrutiny, and may not be indicative of the long-term future performance of our protocols. If our treatment protocols cannot be effectively implemented on a large scale basis or the initially indicated results cannot be successfully replicated, we may be unable to implement our business model.

In addition, there can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our technology among the targeted markets. The market acceptance of our products and services may largely depend upon healthcare provider’s interpretation of our limited data, or upon reviews and reports given by private independent research groups. In the event the testing by such groups does not give our treatment technology high approval ratings, it is unlikely we will be able to achieve significant market acceptance.

Although there are certain expectations with respect to the projected results of promotion activities, particular promotions may not reach anticipated levels of success. If early marketing and promotion is not successful, the likelihood of expending all of our funds prior to us reaching a level of profitability will be increased.

We may not be able to profitably adapt to the changing healthcare and addiction treatment industry

Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 changes substantially the way Medicare will pay for prescription drugs and also creates or reforms other healthcare reimbursement. Proposals to reform the healthcare system have been considered by Congress and state legislatures. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies.

In addition, our competitors may develop and introduce new processes and products that are equal or superior to our technologies in treating addictions. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors. We cannot predict the likelihood of all future changes in the healthcare industry in general, the addiction treatment industry in particular, or what impact they may have on our earnings, financial condition or business.

Our industry is highly competitive, and we may not be able to compete successfully

The healthcare, medical, drug and bio-technology businesses in general, and the addiction treatment business in particular, are highly competitive. We and our products will be competing with various protocol developers and service providers with existing technological support and acceptance in the same markets we will target. Many of these other products and services are well established, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization and experience than our company.

Our success is dependent on healthcare providers licensing and using our products and services

Hospitals and centers that treat addiction are highly competitive and we must convince them that they will benefit by use of our products and services. We will compete with many types of addiction treatment facilities and other service providers, many of which are more established and better funded than we are. The success of the products we seek to develop are dependent upon referrals of patients to facilities that license our products and upon the use of our protocols by physicians in treating their patients. There is no requirement for physicians to refer their patients to facilities that license our protocols, or to use our protocols in treating their patients. They are free to refer patients to any other addiction treatment service, program or facility, and to treat their patients using whatever method they determine to be in the patients’ best interests. The failure of our products and services to generate physician referrals to facilities that use our products and services, or the loss of key referring physicians or physicians that use our protocols could have a material adverse effect on operations and could adversely affect our revenues and earnings. In addition, if hospitals do not generate sufficient patient volume and revenue they may not be willing to carry or continue to offer our products and services.

We may not be able to adequately protect the proprietary treatment protocols which are the core of our business

We consider the protection of our proprietary treatment protocols to be critical to our business prospects. We obtained the rights to some of our most significant patented and patent-pending technologies through a license agreement which is subject to a number of conditions and restrictions, and a breach or termination of that agreement could significantly impact our ability to use and develop our technologies.

In addition, the pending patent applications filed and licensed by us may not issue as patents, and any issued patents may not provide us with significant competitive advantages. Any of the patents that have been or may be issued to us will expire twenty years after they are filed. Other inventors may have filed earlier patent applications which we are unaware of, that may prevent our patent applications from being granted. Competitors or others may at any time institute challenges against the validity or enforceability of any patent owned by us, and if successful our patents may be invalidated. In addition, the cost of litigation to uphold the validity of patents, and to protect and prevent infringement of patents can be substantial. Maintaining and prosecuting a patent portfolio might require funds that may not be available.

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

To the extent we utilize processes and technology that constitute trade secrets under state laws; we must implement appropriate levels of security for those trade secrets to secure the protection of such laws, which we may not do effectively. For some of our proprietary rights, we may need to secure assignments of rights from independent contractors and third parties to perfect our rights, and if we fail to do so they may retain ownership rights in the intellectual property upon which our business is based. Policing compliance with our confidentiality agreements and unauthorized use of our technology is difficult, and we may be unable to determine whether piracy of our technology has occurred. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States.

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

We may not be able to adequately protect our other intellectual property rights

While we believe we have proprietary ownership, assigned or licensed rights in intellectual property which is capable of protection under federal copyright and patent laws, and under state laws regarding trade secrets, we may not have taken appropriate legal measures, and may not be able to adequately secure the necessary protections for our intellectual property. We have not patented all of our technologies, or registered all of our trademarks or copyrights and; until we do so, we must rely on various state and common law rights for enforcement of the rights to exclusive use our trade secrets, trademark and copyrights.

Our trademark applications for our trademarks HANDS™, The HANDS Patient Protocol™, HANDS Treatment Protocol™, Hythiam™ and the Hythiam logo are pending before the U.S. Patent and Trademark Office, and we have not yet been granted registration for these marks. If our trademark registrations are objected to or denied that may impact our ability to use and protect our brand names and company and product identity.

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

Our stock price may be subject to substantial volatility

Our common stock is traded on the American Stock Exchange. There is a limited public float, and trading volume historically has been limited and sporadic. As a result, the price for our common stock on the Amex is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, quarterly variations in our operating results and actual or anticipated announcements of new products or services by us or competitors, regulatory investigations or determinations, the number of shares available for sale in the market, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry, and the economy as a whole.

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

In addition, on January 30, 2004, the company filed a Registration Statement on Form S-1 relating to the resale of up to 10,607,528 shares of our common stock that were issued to certain stockholders as part of the Merger described above in Item 1. Business. As of the date of filing of this report, the registration statement has not been declared effective. The effective registration and sale of shares by these stockholders may significantly affect the market price of our stock.

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends to a significant extent on retaining the services of certain executive officers and directors, in particular Terren S. Peizer, our chairman and chief executive officer. Mr. Peizer is party to an employment agreement for a five-year term commencing September 29, 2003. The loss of the services of Mr. Peizer or any other key member of management could have a material adverse effect on our ability to manage our business. Our continued success is dependent upon the performance of our senior management and key professional personnel and our ability to attract and retain qualified management, professional, administrative and sales personnel to support our future growth.

The company is controlled by a single principal shareholder who has the ability to determine the election of directors and the outcome of matters submitted to stockholders

As of March 23, 2004, Reserva, LLC, a limited liability company whose sole managing member is Terren S. Peizer, our chairman and chief executive officer, beneficially owned approximately 55.8% of our outstanding common stock. As a result, he presently and may continue to have the ability to determine the election of our board of directors and the outcome of all other issues submitted to our stockholders.

Provisions in our certificate of incorporation, bylaws and Delaware law could discourage a change in control, and adversely effect existing stockholders

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

ITEM 2.   PROPERTY

Our principal executive offices, including all of our sales, marketing and administrative functions, are located in leased office space of approximately 10,688 square feet in Los Angeles, California. The lease commenced on December 15, 2003, and has an initial base rent of approximately $33,000 per month, subject to annual adjustment over its seven-year term. We believe this facility will be adequate to meet our general and administrative needs for the foreseeable future. As we expand, we plan to lease administrative space at treatment centers licensing our technology and we may lease additional regional office facilities, as necessary, to service our customer base.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As set forth in the company’s Form 8-K filed September 30, 2003 and Form 8-K/A filed October 21, 2003, the matters set forth below were approved by the written consent of a majority of the outstanding shares. Because approval was by majority written consent, there were no shares abstaining or voting against.

(A)   The sale of substantially all of the company’s operating assets and liabilities to certain of its stockholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares and the assumption of substantially all operating liabilities; approved by 3,336,348 shares of 3,568,033 then outstanding;

(B)   The merger of Hythiam, Inc., a New York corporation, with and into Hythiam Acquisition Corp., a newly-formed, wholly-owned subsidiary of the company, in exchange for 23,486,916 shares of common stock in a one-for-one exchange; approved by 3,336,348 shares of 3,568,033 then outstanding;

(C)   The adoption of a 2003 Stock Incentive Plan, with 5,000,000 shares of common stock reserved for issuance thereunder, and the granting of options to purchase approximately 4,000,000 shares under to the plan; approved by 13,740,000 shares of 24,606,885 then outstanding; and

(D)   Reincorporation of the company into Delaware by merging with and into Hythiam, Inc., a Delaware corporation; approved by 13,740,000 shares of 24,606,885 then outstanding.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed for trading on the American Stock Exchange under the symbol “HTM.” Prior to December 15, 2003, the stock was quoted on the OTC Bulletin Board. As of March 23, 2004, there were approximately 200 record holders and approximately 800 beneficial owners of our common stock. Following is a list by fiscal quarters of the sales prices of the stock:

	Sales Prices
2003	High	Low
4th Quarter	$7.50	$6.70
3rd Quarter(2)(4)	$7.10	$7.10
2nd Quarter(2)	$0.54	$0.52
1st Quarter(3)	--	--

	Sales Prices
2002	High	Low
4th Quarter(2)	$0.54	$0.50
3rd Quarter(1)(2)	$0.54	$0.54
2nd Quarter(1)	--	--
1st Quarter(1)	--	--

Notes to Stock Price Table:

(1)   There were no trades reported on the OTCBB prior to September 27, 2002.

(2)   Adjusted to reflect a 2.007 for one forward stock split on September 30, 2003, and rounded down to the nearest whole cent. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

(3)   There were no trades reported on the OTCBB during this quarter.

(4)   Hythiam, Inc. merged with the registrant on September 29, 2003. See “The Merger” under Item 1. Business on page 2. There were no trades reported on the OTCBB during this quarter prior to that date.

We have never declared or paid any dividends. We may, as our board of directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data that is qualified by reference to, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data included elsewhere in this report.

(In thousands, except per share amounts)	Period from February 13, 2003 (Inception) through December 31, 2003
STATEMENT OF OPERATIONS DATA
Revenues	$75
Operating expenses
General and administrative
Salaries and benefits	1,617
Other expenses, including $337 related to stock-based payments	1,928
Depreciation and amortization	75

Total operating expenses	3,620

Loss from operations	(3,545)
Interest income	41

Loss before provision for income taxes	(3,504)

Provision for income taxes	—

Net loss	$(3,504)

Basic and diluted loss per share	$(.21)

Weighted average shares outstanding	16,888

BALANCE SHEET DATA (as of December 31, 2003)
Cash and cash equivalents	$3,444
Total current assets	17,344
Total assets	22,580
Total liabilities	2,092
Stockholders' equity	20,488
CASH FLOW STATEMENT DATA
Net cash used in operating activities	$(1,675)
Net cash used in investing activities	(16,226)
Net cash provided by financing activities	21,345

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as under the “Risks Factors” heading in Item 1. Business above.

Overview

We are a development-stage healthcare services management company. We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the foreseeable future as we incur expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

Our Offices

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025, and our telephone number is (310) 444-4300. Our website is located at www.hythiam.com. Information contained on our website is not incorporated by reference into this report and you should not consider information on our website a part of this report.

Results of Operations

The following table presents unaudited statements of operations data for each of the quarters for the period from February 13, 2003 (inception) through December 31, 2003. We believe that all necessary adjustments have been included to present fairly the quarterly information when read in conjunction with our annual financial statements and related notes. The operating results for any quarter are not necessarily indicative of the results for any subsequent quarter.

	Quarters Ended

	March 31	June 30	September 30	December 31

	(in thousands except per share amounts)
Revenues	$-	$-	$44	$ 31
Operating expenses
General and administrative
Salaries and benefits	-	63	364	1,190
Other expenses	-	138	515	1,275
Depreciation and amortization	-	-	9	66

Loss from operations	-	(201)	(844)	(2,500)
Interest income	-	-	3	38

Net loss	$-	$(201)	$(841)	$ (2,462)

Basic and diluted loss per share	$-	$(0.02)	$(0.06)	$ (0.13)

We have a limited history of operations, have not yet commenced substantial marketing activities, and have not generated significant revenues from operations. From inception through December 31, 2003, we have recognized license fee revenues for a limited number of patients who have been treated at one hospital in the Los Angeles area using the HANDS Patient ProtocolTM. In November 2003 we signed a three-year contract with that hospital formalizing the previous arrangements and setting forth the terms of our licensing agreement.

We will generate revenues from fees that we will charge to hospitals, healthcare facilities and other healthcare providers that license our HANDSTM protocols. Revenues are generally related to the number of patients treated. Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that will contract with us to license our technology and the number of patients that are treated by those providers using the HANDS protocols. As of December 31, 2003 we had one hospital under contract with a limited number of patients treated using the HANDS protocols.

We have devoted substantially all of our resources to the payment of salaries and benefits, legal and professional and other general and administrative expenses during our start-up period. We have also expended approximately $2.0 million in lease build-out costs, computer hardware and software costs, telephone and communication systems, office furniture and other office equipment in connection with the opening of our corporate offices in new lease space. We have invested in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

Liquidity and Capital Resources

We have financed our operations since inception primarily through the sale of shares of our stock. During the quarter ended September 30, 2003, we received aggregate gross proceeds of approximately $21.9 million from the sale of equity securities through private placements of shares of preferred and common stock. The shares of preferred stock were automatically converted into shares of common stock immediately prior to the reverse merger on September 29, 2003. Our net proceeds from the equity offerings were approximately $21.3 million after payment of transaction costs of approximately $600,000.

During 2003 we used approximately $1.7 million of the equity offering cash proceeds in operations and approximately $2.7 million in capital expenditures and acquisition of intellectual property, leaving a balance of approximately $16.9 million at December 31, 2003 in cash and cash equivalents, deposits and marketable security investments. Since we were a start-up business during most of 2003, our operating costs were not representative of our expected on-going costs. In the fourth quarter of 2003 and in early 2004 we have focused on hiring our senior management team and supporting staff, and in 2004 will devote significant resources to marketing and business development. As a consequence, our monthly operating expenses in 2004 are expected to increase to an average of approximately $1.1 million per month for the year, excluding operating costs related to planned treatment sites. In addition, as of December 31, 2003 we were committed to spend an additional $333,000 in capital expenditures to complete the build-out, furnishing and equipping of our new corporate offices, and plan to spend approximately $850,000 in additional capital expendures as we increase our staff for additional treatment sites opened by licensees during the next twelve months.

Our future capital requirements will depend upon many factors, including progress with marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, we believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements until we achieve profitability. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2003:

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating lease obligations (1)	$2,992,000	$392,000	$822,000	$874,000	$904,000
Lease build-out/furniture and equipment commitments (2)	333,000	333,000	-	-	-

	$3,325,000	$725,000	$822,000	$874,000	$904,000

(1)  Operating lease commitment for our corporate office lease, including deferred rent liability, as more fully described in Note 9 to the financial statements included in Item 8 of this report.
(2)   Commitments of approximately $333,000 for completion of lease build-out costs, computer hardware and software costs, telephone and communication systems, office furniture and other office equipment in connection with the relocation of our corporate offices to new lease space.

Off-Balance Sheet Arrangements

As of December 31, 2003, we had no off-balance sheet arrangements.

Effects of Inflation

Our most liquid assets are cash, cash equivalents and marketable securities. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

Revenue recognition

We are a development stage company and have not recognized any significant revenues to date. Revenues in the future will be recognized based on contracts with our customers that will provide for payments of fees to us for licensing our technology and providing administrative services. We will need to determine revenues earned based on the terms of these contracts, which may require the use of estimates, including collectibility of accounts receivable. We will recognize revenues based on fees that are fixed or determinable, and only upon delivery or completion of services rendered.

Stock-based payments

We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of the option or warrant, expected volatility of the company’s stock and expected dividends. The amounts recorded in the financial statements for stock-based compensation expense could vary significantly if we were to use different assumptions.

Impairment of intangible assets

We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. We will need to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenues less estimated costs. Since we are a development stage company and have not recognized significant revenues to date, our estimates of future revenues may not be realized and the net realizable value of our capitalized costs of intellectual property may become impaired.

Our critical accounting policies are more fully described in Note 2 to our financial statements included in Item 8 below.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Statement Board (“FASB”) issued FASB Interpretation No. (“FIN”) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 did not have an effect on our financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Statement (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.”  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  It also amends and expands the disclosure provisions of APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions apply to all companies for fiscal years ending after December 15, 2002 regardless of whether they account for stock options in accordance with the intrinsic value method of APB 25.  We have elected to use the instrinsic value method under APB 25 to account for stock options issued to employees and have incorporated the expanded disclosures under SFAS 148 into our Notes to Financial Statements.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” The primary objectives of FIN 46 are to provide guidance on the identification and consolidation of variable interest entities.  Variable interest entities are entities that are controlled by means other than voting rights.  The guidance applies to variable interest entities created after January 31, 2003.  We have reviewed the provisions of FIN 46 and have determined that we have no variable interest entities; consequently, there was no impact on our financial statements.

In June 2003, the FASB issued, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.  The implementation of SFAS 150 had no impact on our financial position or results of operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2003, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, short-term variable rate securities and certificates of deposit. The weighted average interest rate of cash equivalents and marketable securities held at December 31, 2003 was 1.2%.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities with shorter maturities may produce less income if interest rates fall. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of the portfolio.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYTHIAM, INC.
(a Development Stage Company)
BALANCE SHEET
As of December 31, 2003

(Dollars in thousands, except per share data)
ASSETS

Current assets
Cash and cash equivalents	$3,444
Marketable securities	13,196
Receivables	455
Prepaids and other current assets	249

Total current assets	17,344
Long-term assets
Property and equipment, net	1,981
Intellectual property, net	2,772
Deposits and other assets	483

$22,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,259
Accrued compensation and benefits	318
Other accrued liabilities	451

Total current liabilities	2,028

Long-term liabilities
Deferred rent liability	64
Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.0001 par value; 200,000,000 shares authorized, and 24,607,000 issued and
outstanding	3
Additional paid-in capital	24,113
Deficit accumulated during the development stage	(3,628)

Total stockholders' equity	20,488

$22,580

See accompanying notes to financial statements

HYTHIAM, INC.
(a Development Stage Company)
STATEMENT OF OPERATIONS
For the period from February 13, 2003 (Inception) through December 31, 2003

(In thousands except per share amounts)
Revenues	$75
Operating expenses
General and administrative
Salaries and benefits	1,617
Other expenses, including $337 related to stock-based payments	1,928
Depreciation and amortization	75

Total operating expenses	3,620

Loss from operations	(3,545)
Interest income	41

Loss before provision for income taxes	(3,504)
Provision for income taxes	—

Net loss	$(3,504)

Basic and diluted loss per share	$(0.21)

See accompanying notes to financial statements

HYTHIAM, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
For the period from February 13, 2003 (Inception) through December 31, 2003

(In thousands)

	Preferred stock		Common stock		Additional paid-in-	Deficit accumulated during development
	Shares	Amount	Shares	Amount	capital	stage	Total

Common stock issued at inception	-	$-	13,740	$-	$1	$-	$1
Common stock issued in merger transaction	-	-	1,120	1	(1)	-	-
Preferred stock and warrants issued for cash	1,876	2	-	-	4,688	-	4,690
Beneficial conversion feature of preferred stock	-	-	-	-	124	(124)	-
Common stock issued in private placement offering, net of expenses	-	-	7,035	7	16,647	-	16,654
Conversion of preferred stock to common stock	(1,876)	(2)	1,876	2	-	-	-
Par value change from $0.001 to $0.0001	-	-	-	(8)	8	-	-
Common stock and options issued for intellectual property acquired	-	-	836	1	2,280	-	2,281
Stock options and warrants issued for outside services	-	-	-	-	366	-	366
Net loss	-	-	-	-	-	(3,504)	(3,504)

Balance at December 31, 2003	-	$-	24,607	$3	$24,113	$(3,628)	$20,488

See accompanying notes to financial statements

HYTHIAM, INC.
(a Development Stage Company)
STATEMENT OF CASH FLOWS
Period from February 13, 2003 (Inception) through December 31, 2003

(In thousands)
Operating activities
Net loss	$(3,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	75
Deferred rent liability	64
Stock-based expense	337
Changes in current assets and liabilities:
Increase in receivables	(455)
Increase in prepaids and other current assets	(220)
Increase in accounts payable	1,259
Increase in accrued compensation and benefits	318
Increase in accrued liabilities	451

Net cash used in operating activities	(1,675)

Investing activities
Purchases of marketable securities	(18,240)
Proceeds from sales and maturities of marketable securities	5,044
Purchase of property and equipment	(2,009)
Cash deposited as collateral for letter of credit	(350)
Deposits made on equipment	(133)
Cost of intellectual property	(538)

Net cash used in investing activities	(16,226)

Financing activities
Net proceeds from the sale of common and preferred stock and warrants	21,345

Net cash provided by financing activities	21,345

Net increase in cash and cash equivalents	3,444

Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$3,444

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$2,281
Common stock and warrants issued to consultants	139
Common stock and warrants issued as commissions on private placement	265

See accompanying notes to financial statements

HYTHIAM, INC.
Notes to Financial Statements

Note 1.   Basis of Presentation

Hythiam, Inc. (“Hythiam NY”), a development stage company, was formed and incorporated in New York on February 13, 2003, by Reserva, LLC, a non operating company wholly owned by the company’s chief executive officer.  The company was formed to research, develop, license and commercialize innovative technology to improve the treatment of alcoholism and drug addiction. The registrant, which was formerly known as Alaska Freightways, Inc. (“Alaska”), was incorporated in the state of Nevada on June 1, 2000, and previously provided transportation and freight brokerage services in the state of Alaska.

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

Immediately prior to the merger described above, Alaska sold all of its assets and liabilities to certain of its stockholders in exchange for cancellation of 3,010,000 of its 3,568,033 then outstanding shares, and the remaining outstanding 558,033 shares were forward split 2.007-to-one into 1,119,969 shares, effective September 29, 2003. As a result, at the time of the merger, the registrant had substantially no operating assets, liabilities or operations.

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

Note 2.   Summary of Significant Accounting Policies

Cash Equivalents and Marketable Securities

The Company invests available cash in short-term commercial paper, certificates of deposit and high grade short-term variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Investments with maturity dates greater than three months when purchased which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. At December 31, 2003, the Company’s marketable securities consisted of the following investments with the following maturities:

	Fair Market Value	Less than 1 Year	1–5 Years	5-10 Years	More than 10 Years

Short-term variable rate taxable municipal securities	$8,955,000	$-	$-	$-	$8,955,000
Short-term variable rate auction preferred securities	4,000,000	4,000,000	-	-	-
Certificates of deposit	241,000	241,000	-	-	-

	$13,196,000	$4,241,000	-	-	$8,955,000

The cost of the above securities approximated fair market value.

Fair Value of Financial Instruments and Concentration of Credit Risk

The carrying amounts reported in the balance sheet for cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. At December 31, 2003, all of the Company’s cash equivalents and marketable securities were invested in highly liquid, high grade commercial paper, short-term variable rate securities and certificates of deposit. At December 31, 2003, all cash equivalents and marketable securities were recorded at fair market value and no single investment represented more than 7.5% of the investment portfolio.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years for furniture and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term, principally seven years.

Intellectual Property and Other Intangibles

Intellectual property consists primarily of certain technology, patents pending, know-how and related intangible assets with respect to treatment protocols for addictions to alcohol, cocaine and other addictive stimulants.  These assets are stated at cost and are being amortized on a straight-line basis over the remaining life of the respective patents, which range from thirteen to seventeen years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), long-lived assets such as property, equipment and intangibles subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable.

Revenue Recognition

The Company’s revenues are derived from licensing its technology and providing administrative services to hospitals, treatment facilities and other healthcare providers.  These fees are recognized as licensing fees are earned or when services are performed and collectibility is reasonably assured.

Income Taxes

The Company accounts for income taxes pursuant to SFAS 109, “Accounting for Income Taxes,” which uses the liability method to calculate deferred income taxes.  To date, the Company has not recorded any income tax liability due to its losses.  Also, no income tax benefit has been recorded due to the uncertainty of its realization.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128, “Computation of Earnings Per Share,” basic earnings (loss) per share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 5,174,000 incremental common shares issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

A summary of the net loss and shares used to compute net loss per share is as follows:

Period from February 13, 2003 (Inception) through December 31, 2003
Net loss	$(3,504,000)
Less: Beneficial conversion feature of preferred stock	(124,000)

Net loss available to common stockholders	$(3,628,000)

Basic and diluted loss per share	$(0.21)

Weighted average common shares used to compute basic net loss per share	16,888,000
Effect of dilutive securities	—

Weighted average common shares used to compute diluted net loss per share	16,888,000

All share and per share data have been restated to reflect a stock split of 100 to 1 declared on July 1, 2003.

Stock Options and Warrants

The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). During the period from February 13, 2003 (inception) through December 31, 2003 the Company did not recognize any compensation costs for options granted to employees as the exercise price equaled the fair value of the Company's common stock on the date of grant.

Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, the pro forma effect on net loss and net loss per share would have been as follows:

Net loss:

As reported	$(3,504,000)
Less: Stock based compensation expense determined under fair value based method	(73,000)

Pro forma net loss	(3,577,000)
Less: Beneficial conversion feature of preferred stock	(124,000)

Net loss available to common stockholders	$(3,701,000)

Net loss per share:

As reported – basic	$(0.21)
Pro forma – basic	$(0.22)
As reported – diluted	$(0.21)
Pro forma – diluted	$(0.22)

The estimated fair value of options granted on September 29, 2003 was $0.83 per share calculated using the Black-Scholes pricing model with the following assumptions:

Expected volatility	0%
Risk-free interest rate	4.09%
Expected lives	10 years
Expected dividend yield	0%

The volatility was assumed to be zero, since all options were granted prior to the date the Company’s stock was first publicly traded.

The Company accounts for the issuance of warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, by estimating the fair value of warrants issued using the Black-Scholes pricing model.  This model’s calculations include the warrant exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of warrant, expected volatility of the Company’s stock and expected dividends.

If warrants issued as compensation to non-employees for services are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting Standards Board Emerging Issues Task Force No. 96-18 (“EITF 96-18”).  If warrants are issued for consideration in an acquisition of assets, the value of the warrants are recorded in equity at the time of issuance and included in the purchase price to be allocated.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of expenses.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Statement Board (“FASB”) issued FASB Interpretation No (“FIN”) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also to include more detailed disclosures with respect to guarantees. FIN 45 is effective for guarantees issued or modified after December 31, 2002 and requires the additional disclosures for interim or annual periods ended after December 15, 2002. The initial recognition and measurement provisions of FIN 45 did not have an effect on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”.  SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation.  It also amends and expands the disclosure provisions of APB 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  While SFAS 148 does not require companies to account for employee stock options using the fair-value method, the disclosure provisions apply to all companies for fiscal years ending after December 15, 2002 regardless of whether they account for intrinsic value method of APB 25.  The Company has elected to use the instrinsic value method under APB 25 to account for stock options in accordance with the for stock options issued to employees and has incorporated the expanded disclosures under SFAS 148 into these Notes to Financial Statements.

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

In June 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.  SFAS 150 requires certain instruments, including mandatorily redeemable shares, to be classified as liabilities, not as part of stockholders’ equity or redeemable equity.  For instruments that are entered into or modified after May 31, 2003, SFAS 150 is effective immediately upon entering the transaction or modifying terms. For other instruments covered by SFAS 150 that were entered into before June 1, 2003, Statement 150 is effective for the first interim period beginning after June 15, 2003.  The implementation of SFAS 150 had no impact on the Company’s financial position or results of operations.

Note 3.   Acquisition of Intellectual Property

In March 2003, the Company entered into a Technology Purchase and License Agreement (the “Technology Agreement”) with Tratamientos Avanzados de la Adicción S.L., a Spanish corporation (“Seller”) owned and controlled by Juan José Legarda, a member of the Company’s board of directors, to acquire, on an exclusive basis, all of the rights, title and interest to use and or sell the products and services and license the intellectual property owned by Seller with respect to a method for the treatment of alcohol and cocaine dependence on a worldwide basis except in Spain (as amended in September 2003).  The Company has granted Seller a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement.  As consideration for the intellectual property acquired, the Company issued to Seller approximately 836,000 shares of its common stock on the date of the merger at a fair market value of $2.50 per share, plus stock options to purchase approximately 532,000 shares of the Company’s common stock at an exercise price of $2.50 per share, valued at approximately $191,000 using the Black-Scholes pricing model.  Options for 160,000 shares are exercisable at any time through September 29, 2008, and the remaining options for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.

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

Under the Technology Agreement, the Company is obligated to allocate each year a minimum of 50% of the funds it expends on sales, marketing, research and development on such activities relating to the use of the intellectual property acquired.  If the Company does not expend at least the requisite percentage on such activities, the Seller has the right to have the intellectual property revert to the Seller. The Company may terminate Seller’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1,000,000. In 2003 the Company met its obligations with respect to this requirement.

The total cost of the assets acquired, plus additional costs incurred by the Company related to filing patents on such assets have been reflected in long-term assets as intellectual property.  Amortization is being recorded on a straight-line basis over the remaining 17.5 year life of the pending patents, commencing July 1, 2003.

In August 2003, the Company acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva, LLC, a company owned and controlled by Terren S. Peizer, the Company’s majority shareholder, Chief Executive Officer and Chairman of the board of directors, through a foreclosure sale in satisfaction of debt owed to Reserva by a medical technology development company. The Company paid approximately $314,000 in cash and agreed to issue 360,000 shares of its common stock to the technology development company at a future date conditional upon the occurrence of certain events, including the registration of the Company’s shares to be issued and a full release of claims by all of the technology development company’s creditors.  The total cash consideration, which equaled Reserva's basis, is reflected in other assets as intellectual property and is being amortized over the remaining 13 year life of the patent commencing September 1, 2003. The value of the stock, if and when issued, will be accounted for as additional cost of the intellectual property at the time of issuance.

Amortization expense for intellectual property was $47,000 for the period ended December 31, 2003, and is estimated to be $169,000 for each of the next five years.

Note 4.    Receivables

Receivables consisted of the following as of December 31, 2003:

License fees receivable	$16,000
Payroll tax refunds	110,000
Tenant improvement allowance (1)	301,000
Other receivables	42,000

469,000
Less-allowance for doubtful accounts	(14,000)

$455,000

(1) Amounts receivable from landlord upon completion of lease build-out of new office space

Note 5.   Property and Equipment

Property and equipment consisted of the following as of December 31, 2003:

Leasehold improvements	$1,080,000
Furniture and equipment	918,000

1,998,000
Less-accumulated depreciation	(17,000)

$1,981,000

Depreciation expense was $28,000 for the period ended December 31, 2003.

Note 6.   Income Taxes

As of December 31, 2003, the Company had net federal operating loss carry forwards and net state operating loss carry forwards of approximately $3,009,000 and $1,805,000, respectively. The net federal operating loss carry forwards expire in 2023 and net state operating loss carry forwards expire in 2014.

The primary components of temporary differences which give rise to the Company’s net deferred tax are as follows:

Deferred tax asset
Net operating losses	$1,182,000
Temporary differences	59,000
Valuation allowance	(1,241,000)

$-

The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

Federal statutory rate	(34%)
State taxes	( 9%)
Stock-based expense	4%
Other	3%
Change in valuation allowance	36%

-%

Note 7.   Equity Financing

On September 29, 2003, the Company completed a private placement offering (the “Offering”) for a total of $21,927,500 in proceeds from private investors.  The Company raised $4,690,000 of these proceeds during the period July through September 2003 in a bridge financing through the issuance of 1,876,000 shares of convertible preferred stock at a price of $2.50 per share, plus warrants for 385,200 shares of common stock at an exercise price of $2.50 per share.  The remaining proceeds from the Offering were raised through the issuance of 6,895,000 restricted shares of the Company’s common stock at a price of $2.50 per share.  The preferred stock was converted into restricted shares of common stock on a one-to-one basis upon the completion of the Offering.  The warrants have a fair market value using the Black-Scholes pricing model of $124,000, which has been reflected as a beneficial conversion feature in the financial statements. The warrants expire from three to five years after issuance.

In connection with the Offering, the Company paid commissions to registered broker-dealers aggregating approximately $342,000 in cash, issued 100,000 shares of common stock valued at $2.50 per share and issued approximately 209,000 warrants for the purchase of common stock at exercise prices of $2.50 to $3.00 per share. The Company also paid approximately $70,000 in cash, issued 40,000 shares of common stock valued at $2.50 per share and issued approximately 28,000 warrants for the purchase of common stock at a price of $2.50 per share to financial consultants for services rendered in connection with the Offering and the merger. The warrants expire from three to four years from date of issue and have a combined fair market value of approximately $26,000 using the Black-Scholes pricing model.

Note 8.    Stock, Stock Options and Warrants

Common Stock

On July 2, 2003, the Company effected a stock split of 100 to 1, thereby increasing its shares then outstanding from 137,400 to 13,740,000.  On September 29, 2003, in connection with the merger, the Company reincorporated in Delaware and issued newly authorized common stock to all stockholders. The accompanying financial statements and loss per share have been adjusted retroactively to reflect the stock split.

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

Stock Options

On September 29, 2003, the board of directors and a majority of outstanding shares approved the 2003 Stock Incentive Plan. Under the plan, 5,000,000 shares of common stock were reserved for issuance to employees, officers, directors and consultants of the Company and provides for the issuance of incentive and nonqualified options. The board of directors determines the terms of stock option agreements, including vesting requirements. The exercise price of incentive stock options must be no less than the fair market value on the date of grant. The options expire not later than ten years from the date of grant.

On September 29, 2003, the Company granted options for 4,000,000 shares to employees, officers, directors and consultants, at exercise prices ranging from $2.50 to $2.75 per share and with vesting over periods from three to five years from the date of grant. Stock option activity under the 2003 Stock Incentive Plan is as follows:

	Shares	Weighted Average Exercise Price

Granted	4,000,000	$2.56
Exercised	-	-
Cancelled	(60,000)	(2.50)

Balance, December 31, 2003	3,940,000	$2.56

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

$ 2.50 to $ 2.75	3,940,000	8.1 years	$2.56	25,000	$2.50

Included in the above amounts are options for 445,000 shares granted to consultants and directors providing consulting services. The options vest over periods from three to four years and are being charged to expense as services are provided using the variable accounting method. The options have an estimated fair value of approximately $2,447,000 as of December 31, 2003, using the Black-Scholes pricing model.

Warrants

In addition to the warrants discussed in Note 7, on September 29, 2003, the Company issued an immediately-exercisable, five-year warrant to purchase 80,000 shares of common stock at $2.50 per share, to a management advisor for investment relation services to be performed over a one-year period. The warrant has an estimated value of approximately $29,000 using the Black-Scholes pricing model.

Warrants and non-plan options outstanding as of December 31, 2003 are summarized as follows:

Description	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Options issued for intellectual property	532,000	8.2 years	$2.50
Warrants issued to preferred stockholders	385,000	4.0 years	2.50
Warrants issued in connection with equity offering	237,000	3.1 years	2.68
Warrants issued for future services	80,000	4.8 years	2.50

	1,234,000	5.7 years	$2.54

Note 9.  Commitments and Contingencies

Lease Commitments

The Company incurred rent expense of approximately $82,000 for the period from February 13, 2003 through December 31, 2003. On July 30, 2003, the Company entered into a month-to-month office lease agreement for its corporate offices in Los Angeles, California for approximately $14,000 per month. In September 2003, the Company signed a new office lease agreement for its corporate offices with the same landlord at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term.  The term of the lease is seven years beginning on the lease commencement date, December 15, 2003, with a right to extend the lease for an additional five years.  Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Rent expense exceeding actual rent payments is accounted for as a deferred rent liability in the balance sheet. As a condition to signing the lease, the Company secured a $350,000 letter of credit for the landlord as a form of security deposit.  The letter of credit is collateralized by a certificate of deposit in the amount of $350,000.

Future minimum lease payments on the non-cancelable lease are as follows:

Period ending December 31,	Base Rental Payments

2004	$392,000
2005	405,000
2006	417,000
2007	431,000
2008	443,000
Thereafter	904,000

Total	$2,992,000

In addition to the above lease obligations, at December 31, 2003 the Company had undertaken commitments of approximately $333,000 for completion of lease build-out costs (net of tenant improvement allowances provided by the landlord), computer hardware and software costs, telephone and communication systems, office furniture and other office equipment in connection with the relocation of the corporate offices to the new lease space.

Legal Proceedings

The Company is subject to claims and lawsuits in its normal course of business. As of December 31, 2003, the Company was not involved in any legal proceeding that would have a material adverse effect on the business, financial condition or operating results.

Note 10.    Interim Financial Information (Unaudited)

   Summarized quarterly supplemental financial information is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31	Total 2003
	(In thousands, except per share)
Net revenues	$ -	$-	$ 44	$ 31	$ 75
Operating loss	-	(201)	(844)	(2,500)	(3,545)
Net loss	-	(201)	(841)	(2,462)	(3,504)
Basic and diluted loss per share	-	(0.02)	(0.06)	(0.13)	(0.21)

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of Hythiam, Inc.
Los Angeles, California

We have audited the accompanying balance sheet of Hythiam, Inc. (a Development Stage Company) as of December 31, 2003 and the related statements of operations, stockholders’ equity and cash flows for the period from February 13, 2003 (inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hythiam, Inc. (a Development Stage Company) at December 31, 2003 and the results of its operations and its cash flows for the period from February 13, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP

Los Angeles, California
March 24, 2004

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As part of the merger on September 29, 2003, we dismissed Hawkins Accounting and appointed BDO Seidman, LLP as our independent accountant for the year ended December 31, 2003. On October 10, 2003, Hawkins Accounting provided a letter, a copy of which is attached hereto as Exhibit 16.1, confirming that there have been no disagreements with management on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events. The decision to change accountants was recommended and approved by the Company’s board. There were no previous discussions with the newly engaged accountants regarding any certain matters or accounting issues.

ITEM 9A.   CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are satisfactory in connection with the preparation of this report. During the fourth quarter, the Company's system of internal controls have evolved consistent with the development of the Company.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to stockholders in connection with the registrant’s 2004 annual meeting of stockholders.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1. Financial Statements

Our financial statements and report of the independent auditors are included in Part II, Item 8 of this report.

2. Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

(b)    Reports on Form 8-K

September 30, 2003 we filed a report on Form 8-K dated September 29, 2003 with the SEC announcing the merger with Hythiam, Inc.

October 3, 2003 we filed a report on Form 8-K dated October 3, 2003 with the SEC announcing our new OTC Bulletin Board trading symbol.

October 7, 2003 we filed a report on Form 8-K dated October 7, 2003 attaching a copy of a press release announcing completion of the merger.

October 21, 2003 we filed a report on Form 8-K/A dated September 29, 2003 regarding the merger with Hythiam, Inc.

December 11, 2003 we filed a report on Form 8-K dated December 11, 2003 attaching a copy of a press release announcing the approval of our common stock for listing on the American Stock Exchange.

(c)   Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement among Alaska Freightways, Inc., Donald E. Nelson, Richard L. Strahl and Brady L. Strahl, dated September 29, 2003*

2.2	Agreement and Plan of Merger among Alaska Freightways, Inc., Hythiam Acquisition Corporation, Hythiam, Inc., a New York corporation, and certain Stockholders, dated September 29, 2003*

2.3	Agreement and Plan of Merger between Alaska Freightways, Inc. and Hythiam, Inc., a Delaware corporation, dated September 29, 2003*

3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003*
3.2	By-Laws of Hythiam, Inc., a Delaware corporation*

14.1	Code of Conduct and Ethics

14.2	Code of Ethics for CEO and Senior Financial Officers

16.1
Letter from Hawkins Accounting dated October 10, 2003, confirming that there have been no disagreements with management on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events†

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2003 Stock Incentive Plan*

* Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.

† Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K/A filed October 21, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.

Date: March 26, 2004	By:	/s/ TERREN S. PEIZER
Terren S. Peizer President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ TERREN S. PEIZER Terren S. Peizer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 26, 2004
/s/ CHUCK TIMPE Chuck Timpe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2004
/s/ ANTHONY M. LAMACCHIA Anthony M. LaMacchia	Director and Chief Operating Officer	March 26, 2004
/s/ LESLIE F. BELL Leslie F. Bell	Director	March 26, 2004
/s/ HERVÉ DE KERGROHEN Hervé de Kergrohen	Director	March 26, 2004
/s/ RICHARD A. ANDERSON Richard A. Anderson	Director	March 26, 2004
/s/ IVAN M. LIEBERBURG Ivan M. Lieberburg	Director	March 26, 2004

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement among Alaska Freightways, Inc., Donald E. Nelson, Richard L. Strahl and Brady L. Strahl, dated September 29, 2003*

2.2	Agreement and Plan of Merger among Alaska Freightways, Inc., Hythiam Acquisition Corporation, Hythiam, Inc., a New York corporation, and certain Stockholders, dated September 29, 2003*

2.3	Agreement and Plan of Merger between Alaska Freightways, Inc. and Hythiam, Inc., a Delaware corporation, dated September 29, 2003*

3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003*
3.2	By-Laws of Hythiam, Inc., a Delaware corporation*

14.1	Code of Conduct and Ethics

14.2	Code of Ethics for CEO and Senior Financial Officers

16.1
Letter from Hawkins Accounting dated October 10, 2003, confirming that there have been no disagreements with management on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, or any reportable events†

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	2003 Stock Incentive Plan*

* Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.

† Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K/A filed October 21, 2003.