Form 10-Q
period 2004-03-31
HYTHIAM INC
filed 2004-05-14
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

Commission File Number 333-58246
_______________________

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1500, California 90025
(Address of principal executive offices, including zip code)

(310) 444-4300
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ]   NO [    ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [    ]    No [ X ]

As of May 13, 2004, there were 24,615,207 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements

HYTHIAM, INC.
(a Development Stage Company)
BALANCE SHEETS

(Dollars in thousands, except share data)	March 31,	December 31,
	2004	2003

ASSETS	(Unaudited)

Current assets
Cash and cash equivalents	$1,670	$3,444
Marketable securities	12,231	13,196
Receivables	413	455
Prepaids and other current assets	397	249

Total current assets	14,711	17,344
Long-term assets
Property and equipment, net	2,321	1,981
Intellectual property, net	2,751	2,772
Deposits and other assets	352	483

	$20,135	$22,580

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$874	$1,259
Accrued compensation and benefits	586	318
Other accrued liabilities	534	451

Total current liabilities	1,994	2,028

Long-term liabilities
Deferred rent liability	71	64
Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued
and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 24,615,000 and
24,607,000 issued and outstanding, respectively	3	3
Additional paid-in-capital	24,707	24,113
Deficit accumulated during the development stage	(6,640)	(3,628)

Total stockholders' equity	18,070	20,488

	$20,135	$22,580

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

		Period From
	Three	February 13,
	Months	2003
	Ended	(Inception) to
	March 31,	March 31,
(In thousands, except per share amounts)	2004	2004

Revenues	$67	$142
Operating Expenses
General and administrative
Salaries and benefits	1,288	2,905
Other expenses, including $568 and $913,
respectively, related to stock-based expense	1,686	3,614
Depreciation and amortization	143	218

Total operating expenses	3,117	6,737

Loss from operations	(3,050)	(6,595)
Interest income	40	81

Loss before provision for income taxes	(3,010)	(6,514)
Provision for income taxes	2	2

Net loss	$(3,012)	$(6,516)

Basic and diluted loss per share	$(0.12)

See accompanying notes to financial statements.

     HYTHIAM, INC.
(a Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited for the Three Months Ended March 31, 2004)

						Deficit
						Accumulated
(In thousand)	Preferred Stock		Common Stock		Additional	During
					Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued at inception	—	$—	13,740	$—	$1	$—	$1
Common stock issued in merger
transaction	—	—	1,120	1	(1)	—	—
Preferrred stock and warrants
issued for cash	1,876	2	—	—	4,688	—	4,690
Beneficial conversion feature of
preferred stock	—	—	—	—	124	(124)	—
Common stock issued in private
placement offering, net of expenses	—	—	7,035	7	16,647	—	16,654
Conversion of preferred stock to
common stock	(1,876)	(2)	1,876	2	—	—	—
Par value change from $
to $0.0001	—	—	—	(8)	8	—	—
Common stock and options issued
for intellectual property acquired	—	—	836	1	2,280	—	2,281
Stock options and warrants issued for
outside services	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	(3,504)	(3,504)

Balance at December 31, 2003	—	—	24,607	3	24,113	(3,628)	20,488
Common stock, options and warrants
issued for outside services	—	—	8	—	65	—	65
Stock-based compensation	—	—	—	—	529	—	529
Net loss	—	—	—	—	—	(3,012)	(3,012)

Balance at March 31, 2004	—	$—	24,615	$3	$24,707	$(6,640)	$18,070

See accompanying notes to financial statements.

     HYTHIAM, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three	Period From
	Months	February 13,
	Ended	2003
	March 31,	(Inception) to
(In thousands)	2004	March 31,

Operating activities
Net loss	$(3,012)	$(6,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	143	218
Deferred rent liability	7	71
Stock-based expense	568	913
Changes in current assets and liabilities:
Decrease (increase) in receivables	42	(413)
Increase in prepaids and other current assets	(122)	(350)
(Decrease) increase in accounts payable	(385)	874
Increase in accrued compensation and benefits	268	586
Increase in accrued liabilities	83	534

Net cash used in operating activities	(2,408)	(4,083)

Investing activities
Purchases of marketable securities	(6,535)	(24,775)
Proceeds from sales and maturities of marketable securities	7,500	12,544
Purchases of property and equipment	(309)	(2,451)
Cash deposited as collateral for letter of credit	—	(350)
Cost of intellectual property	(22)	(560)

Net cash provided by (used in) investing activities	634	(15,592)

Financing activities
Net proceeds from the sale of common and preferred stock and warrants	—	21,345

Net cash provided by financing activities	—	21,345

Net (decrease) increase in cash and cash equivalents	(1,774)	1,670
Cash and cash equivalents at beginning of period	3,444	—

Cash and cash equivalents at end of period	$1,670	$1,670

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$—	$2,281
Common stock and warrants issued to consultants	65	204
Common stock and warrants issued as commissions on private placement	—	265

See accompanying notes to financial statements.

Hythiam, Inc.
Notes to Financial Statements
(Unaudited)

Note 1.   Basis of Presentation

     The accompanying unaudited interim condensed financial statements for Hythiam, Inc. (“Hythiam” or the “Company”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K. The December 31, 2003 balance sheet has been derived from the audited financial statements on Form 10-K. All share data has been restated to reflect stock splits.

     The Company is considered a development stage company since revenues earned to date from operations have not been significant.

Note 2.   Basic and Diluted Loss per Share

     In accordance with SFAS 128, “Computation of Earnings Per Share,” basic earnings (loss) per share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

     Common equivalent shares, consisting of 5,817,000 of incremental common shares as of March 31, 2004, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

      A summary of the net loss and shares used to compute net loss per share is as follows:

Three Months
Ended March
31, 2004

Net loss	$(3,012,000)

Basic and diluted loss per share	$(0.12)

Weighted average common shares used to compute basic net loss per share	24,613,000
Effect of dilutive securities	—

Weighted average common shares used to compute diluted net loss per share	24,613,000

Note 3.   Stock Options

     Under the 2003 Stock Incentive Plan, the Company has granted options to employees and directors as well as to non-employees for outside consulting services.

     The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. (“APB”) 25, “Accounting for Stock Issued to Employees.” During the quarter ended March 31, 2004 the Company did not recognize any compensation costs for options granted to employees as the exercise price equaled the fair value of the Company's common stock on the date of grant. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS No. 123, “Accounting for Stock-Based Compensation”, the pro forma effect on net loss and net loss per share would have been as follows:

Three Months
Ended March 31,
2004

Net loss:
As reported	$(3,012,000)
Less: Stock based compensation expense determined under fair value method	(82,000)

Pro forma net loss	$(3,094,000)

Net loss per share:
As reported – basic	$(0.12)
Pro forma – basic	$(0.13)

As reported – diluted	$(0.12)
Pro forma – diluted	$(0.13)

     The estimated fair value of options granted to employees in the first quarter was $4.29 per share calculated using the Black-Scholes pricing model with the following assumptions:

Expected volatility	61%
Weighted average risk-free interest rate	3.84%
Expected lives	10 years
Expected dividend yield	0%

      Activity under the 2003 Stock Incentive Plan during the three months ended March 31, 2004 is as follows:

		Weighted
		Average Exercise
	Shares	Price

Balance, December 31, 2003	3,940,000	$2.56
Granted	643,000	5.86
Exercised	—	—
Less:Cancelled	(150,000)	(2.50)

Balance, March 31, 2004	4,433,000	$3.04

     Included in the balance outstanding as of March 31, 2004 are options for 520,000 shares granted to consultants and directors providing consulting services. These options vest over periods ranging from three to four years and are being charged to expense as services are provided using the variable accounting method. During the three months ended March 31, 2004, stock-based expense relating to such stock options amounted to $265,000. These options have an estimated fair value of approximately $2,428,000 as of March 31, 2004, using the Black-Scholes pricing model. 75,000 of such options were granted to consultants during the quarter ended March 31, 2004.

Note 4. Warrants

     The Company accounts for the issuance of warrants for services from non-employees in accordance with SFAS 123, by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the warrant exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of warrant, expected volatility of the Company’s stock and expected dividends.

     If warrants issued as compensation to non-employees for services are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. (“EITF”) 96-18. If warrants are issued for consideration in an acquisition of assets, the value of the warrants are recorded in equity at the time of issuance and included in the purchase price to be allocated.

     During the three months ended March 31, 2004, warrants to purchase 150,000 shares of common stock at $7.00 per share were issued to a management advisor for investor relations services. These warrants vest monthly over a 12-month period and expire five years from date of issue. The warrants have an estimated value of approximately $417,000 using the Black-Scholes pricing model. Warrant activity for the three months ended March 31, 2004 is summarized as follows:

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Shares	Life (yrs)	Exercise Price

Warrants outstanding, December 31, 2003	1,234,000	5.7	$2.54
Issued	150,000	5.0	$7.00

Warrants outstanding, March 31, 2004	1,384,000	5.4	$3.02

      During the three months ended March 31, 2004, stock-based expense relating to warrants amounted to $263,000.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004.

Overview

     We are a development stage healthcare services management company. We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the foreseeable future as we incur expenditures on business development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

The Merger

     The registrant, formerly known as Alaska Freightways, Inc., was incorporated in the state of Nevada on June 1, 2000, and previously provided transportation services. On September 29, 2003, the company sold all of its assets and liabilities to certain stockholders, entered into a reverse triangular merger with Hythiam, Inc., a development stage company incorporated in the state of New York on February 13, 2003, and reincorporated in Delaware. Because Hythiam was the sole operating company at the time of the merger with the registrant, the merger was accounted for as a reverse acquisition, with Hythiam deemed the acquirer for accounting purposes. As a result, references to “Hythiam,” the “Company,” “we” and “us,” and the discussion and analysis of financial condition and results of operations set forth in this report, refer to Hythiam, Inc., a New York corporation, prior to the merger and to the registrant, Hythiam, Inc., a Delaware corporation, following the merger.

Our Business

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

Results of Operations

     We have a limited history of operations, have not commenced substantial marketing activities, and have not generated significant revenues from operations. We did not include a comparison to the same quarter of last year because we are a development stage company, and did not have any business activities during the period from February 13, 2003 (inception) to March 31, 2003.

Revenues

     In the quarter ended March 31, 2004 we recognized revenues for a limited number of patients who have been treated at one hospital in the Los Angeles area using the HANDS Patient Protocol™. As we implement commercial operations and allocate significant and increasing resources to sales and marketing, we intend to enter into similar agreements with additional hospitals and licensed healthcare providers and increase the number of patients treated.

     We will generate revenues from fees charged to hospitals, healthcare facilities and other healthcare providers that license our HANDSTM protocols. Revenues are generally related to the number of patients treated. Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that we are able to license our technology to, and the number of patients that are treated by those providers using the HANDS protocols.

Expenses

     We have devoted a substantial portion of our resources to the payment of salaries and benefits, legal and professional fees, and other general and administrative expenses during our start-up period.

     In the quarter ended March 31, 2004, our total operating expenses were $3,117,000, an increase of $585,000 or 23% over the prior quarter ended December 31, 2003. Salaries and benefits costs increased by $98,000 from the prior quarter due to a net increase in staffing. We expect salaries and benefit costs to continue to increase by 10 to 15% per quarter as we add staff to support our anticipated growth. Stock-based expense was $568,000, a net increase of $223,000 over the prior quarter primarily due to the issuance of 225,000 options and warrants to consultants during the quarter. Rent expense increased by $53,000 over the prior quarter as a result of the commencement of our new office lease at the beginning of the quarter. Accounting, auditing and legal fees increased by $128,000 from the prior quarter primarily due to costs related to completing our annual audit and filing our annual report on Form 10-K and amended registration statement on Form S-1/A during the quarter ended March 31, 2004. There were no other material changes in operating expenses from the prior quarter.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our stock. Last year we received net proceeds of approximately $21 million from the private placement of equity securities. During 2003 and through March 31, 2004, we used approximately $4 million in operations and approximately $3 million in capital expenditures and acquisition of intellectual property, leaving a balance of approximately $14 million in cash, cash equivalents and marketable security investments at March 31, 2004.

     Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. In the first quarter of 2004 we have focused on completing the hiring of our senior management team and supporting staff, and have begun to devote resources to marketing and business development. As we implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities, we expect our monthly cash operating expenses in 2004 to increase to an average of approximately $1.1 million per month for the remainder of the year, excluding operating costs related to planned treatment sites.

     In the first quarter we expended approximately $300,000 to complete the build-out, furnishing and equipping of our new corporate offices. We plan to spend approximately $800,000 in additional capital expenditures in 2004 as we increase our staff, purchase equipment and develop information systems for new treatment sites opened by licensees. We continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

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

     We may seek to raise additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private placement of shares of preferred or common stock, in order to increase the amount of our cash reserves on hand.

Off-Balance Sheet Arrangements

      As of March 31, 2004, we had no off-balance sheet arrangements.

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

Revenue recognition

     The Company’s revenues are derived from licensing its technology and providing administrative services to hospitals, treatment facilities and other healthcare providers. These fees are recognized as licensing fees are earned or when services are performed and collectibility is reasonably assured. Under existing contracts, substantially all of the licensing fees and other service elements are earned at the time of completion of patient treatment.

Stock-based expense

     We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of the option or warrant, expected volatility of the company’s stock and expected dividends. The amounts recorded in the financial statements for stock-based compensation expense could vary significantly if we were to use different assumptions.

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

     Our critical accounting policies are more fully described in Note 2 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

     In December 2003, the Financial Accounting Standards Board (“FASB”) revised FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” delaying the effective dates for certain entities and making other amendments to clarify application of the guidance. We have reviewed the provisions of FIN 46R and have determined that we have no variable interest entities; consequently, there was no impact on our financial statements.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.   Controls and Procedures

     We have evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. During the first quarter, our system of internal controls have evolved consistent with the development of the Company. There are no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially effected, or are reasonably likely to materially effect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this prospectus, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 2.   Changes in Securities

     In January 2004 we issued to consultants and financial advisors 8,322 shares of common stock and warrants to purchase 150,000 of common stock at an exercise price of $7.00 per share. In addition, 643,000 options to purchase shares of common stock with a exercise price ranging from $5.56 to $7.50 were granted of which 75,000 were issued to consultants and 568,000 were issued to employees. The securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

ITEM 3.   Defaults upon Senior Securities

      Not Applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

      Not Applicable.

ITEM 5.   Other Information

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1 of Part I of our most recent Annual Report on Form 10-K filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

  general economic conditions,
  the effectiveness of our planned advertising, marketing and promotional campaigns, physician and patient acceptance of our products and services, including newly introduced products,

  competition among addiction treatment centers,
  anticipated trends and conditions in the industry in which we operate, including regulatory changes, development of new treatment modalities,
  our future capital needs and our ability to obtain financing, and other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

ITEM 6.   Exhibits and Reports on Form 8-K

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

None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.

Date:	May 14, 2004	By: /S/ TERREN S. PEIZER

Terren S. Peizer
President and Chief Executive Officer

Date:	May 14, 2004	By: /S/ CHUCK TIMPE

Chuck Timpe
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002