Form 10-Q
period 2004-06-30
HYTHIAM INC
filed 2004-08-10
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes |_|  No |X|

As of August 9, 2004, there were 24,983,529 shares of registrant’s common stock, $0.0001 par value, outstanding.

INDEX

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets at June 30, 2004 and December 31, 2003	3

	Statements of Operations for the Three Months Ended June 30, 2004 and 2003, Six Months Ended June 30, 2004, and the Periods from February 13, 2003 (Inception) to June 30, 2003 and 2004	4

	Statements of Cash Flows for the Six Months Ended June 30, 2004, and the Periods from February 13, 2003 (Inception) to June 30, 2003 and 2004	5

	Notes to Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 2.	Changes in Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits and Reports on Form 8-K	II-2

Signatures		II-3

Certifications

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

HYTHIAM, INC.
(a Development Stage Company)
BALANCE SHEETS

(Dollars in thousands, except share data)	June 30, 2004	December 31, 2003

	(unaudited)

ASSETS

Current assets
Cash and cash equivalents	$374	$3,444
Marketable securities	10,769	13,196
Receivables	334	455
Prepaids and other current assets	289	249

Total current assets	11,766	17,344

Long-term assets
Property and equipment, net	2,185	1,981
Intellectual property, net	2,681	2,772
Deposits and other assets	362	483

	$16,994	$22,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$637	$1,259
Accrued compensation and benefits	751	318
Other accrued liabilities	258	451

Total current liabilities	1,646	2,028

Long-term liabilities
Deferred rent liability	78	64

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 24,975,000 and 24,607,000 shares issued and 24,615,000 and 24,607,000 shares outstanding, respectively	3	3
Additional paid-in-capital	24,412	24,113
Deficit accumulated during the development stage	(9,145)	(3,628)

Total stockholders’ equity	15,270	20,488

	$16,994	$22,580

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended, June 30,		Six Months Ended June 30, 2004	Period from February 13, 2003 (Inception) to June 30,

(In thousands, except per share amounts)	2004	2003		2003	2004

Revenues	$5	$—	$72	$—	$147

Operating Expenses
General and administrative
Salaries and benefits	1,413	63	2,686	63	4,303
Other expenses	980	138	2,681	138	4,609

Depreciation and amortization	154	—	297	—	372

Total operating expenses	2,547	201	5,664	201	9,284

Loss from operations	(2,542)	(201)	(5,592)	(201)	(9,137)
Interest income	37	—	77	—	118

Loss before provision for income taxes	(2,505)	(201)	(5,515)	(201)	(9,019)
Provision for income taxes	—	—	2	—	2

Net loss	$(2,505)	$(201)	$(5,517)	$(201)	$(9,021)

Basic and diluted net loss per share	$(0.10)	$(0.02)	$(0.22)	$(0.02)

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2004	Period from February 13, 2003 (Inception) to June 30,

(In thousands)		2003	2004

Operating activities
Net loss	$(5,517)	$(201)	$(9,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	297	—	372
Deferred rent liability	14	—	78
Stock-based expense	311	—	656
Changes in current assets and liabilities:
Decrease (increase) in receivables	121	—	(334)
Increase in prepaids and other current assets	(53)	—	(281)
(Decrease) increase in accounts payable	(622)	224	637
Increase in accrued compensation and benefits	433	56	751
(Decrease) increase in accrued liabilities	(193)	—	258

Net cash (used in) provided by operating activities	(5,209)	79	(6,884)

Investing activities
Purchases of marketable securities	(7,573)	—	(25,813)
Proceeds from sales and maturities of marketable securities	10,000	—	15,044
Purchases of property and equipment	(296)	(10)	(2,438)
Cash deposited as collateral for letter of credit	—	—	(350)
Cost of intellectual property	8	(69)	(530)

Net cash provided by (used in) investing activities	2,139	(79)	(14,087)

Financing activities
Net proceeds from the sale of common and preferred stock and	—	—	21,345

Net cash provided by financing activities	—	—	21,345

Net (decrease) increase in cash and cash equivalents	(3,070)	—	374
Cash and cash equivalents at beginning of period	3,444	—	—

Cash and cash equivalents at end of period	$374	$—	$374

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$—	$—	$2,281
Common stock and warrants issued to consultants	65	—	204
Common stock and warrants issued as commissions on private placement	—	—	265

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

          The Company is considered a development stage company since revenues earned to date from operations have not been significant. The Company expects to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon current plans, the Company believes that existing cash reserves will not be sufficient to meet operating expenses and capital requirements before profitability can be achieved.  Accordingly, the Company intends to raise additional funds through public or private placement of shares of preferred or common stock or through public or private financing.  The ability to meet cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds, reduce operating costs or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all.

          Certain reclassifications have been made to be consistent with prior periods.

Note 2.  Basic and Diluted Loss per Share

          In accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Computation of Earnings Per Share,” basic earnings (loss) per share is computed by dividing the net earnings (loss) available to common stockholders for the period by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share is computed by dividing the net earnings (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

          Common equivalent shares, consisting of 5,667,000 of incremental common shares as of June 30, 2004, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

          A summary of the net loss and shares used to compute net loss per share is as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net loss	$(2,505,000)	$(5,517,000)

Basic and diluted net loss per share	$(0.10)	$(0.22)

Weighted average common shares used to compute basic net loss per share	24,615,000	24,614,000
Effect of dilutive securities	—	—

Weighted average common shares used to compute diluted net loss per share	24,615,000	24,614,000

Note 3.  Stock, Stock Options and Warrants

Common Stock

          On June 29, 2004, the SEC declared effective the Company’s registration of 10,967,528 shares of its common stock on Form S-1. The Registration Statement was filed pursuant to a registration rights agreement entered into in September 2003 in conjunction with a private placement to certain institutional and accredited investors. The shares of common stock will be offered in connection with a distribution by such selling shareholders, and was not a new financing or refunding by the Company.

          In August 2003, the Company acquired a patent for a treatment method for opiate addiction from a medical technology development company. As partial consideration, the Company agreed to issue 360,000 shares of its common stock at a future date conditional upon the occurrence of certain events, including the registration of the shares to be issued and a full release of claims by all of the technology development company’s creditors. In May 2004, the Company issued the 360,000 shares subject to a pledge agreement.  Such shares have been pledged and are being held by the Company to secure the remaining obligations to the Company and may not be released or sold until such obligations are satisfied. Under the terms of the pledge agreement, the Company has been assigned all rights, title and interest in the shares, including dividends and voting rights, and, accordingly, for financial reporting purposes such shares are considered issued but not outstanding as of June 30, 2004, and have been excluded from the calculation of loss per share.  The value of the stock, if and when released, will be accounted for as additional cost of the intellectual property at the time of release by the Company.

Stock Options

          In June 2004, the Company’s directors and shareholders approved an amendment to the Company’s 2003 Stock Incentive Plan (“the Plan”) to increase the total number of shares issuable under the Plan from 5.0 million to 6.0 million shares. Under the Plan, the Company has granted options to employees and directors as well as to non-employees for outside consulting services, commencing on September 29, 2003.

          The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation”, which defines fair-value-based method of accounting for stock compensation plans.  However, it also allows an entity to continue to measure compensation costs related to employee stock compensation plans using APB 25.  Had the Company determined compensation cost based on the fair value at the grant date for stock options issued to employees and directors under SFAS 123, the pro forma effect on net loss and net loss per share would have been as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004

Net loss:
As reported	$(2,505,000)	$(5,517,000)
Less: Stock based compensation expense determined under fair value method	(111,000)	(222,000)

Pro forma net loss	$(2,616,000)	$(5,739,000)

Net loss per share:
As reported – basic	$(0.10)	$(0.22)
Pro forma – basic	$(0.11)	$(0.23)

As reported – diluted	$(0.10)	$(0.22)
Pro forma – diluted	$(0.11)	$(0.23)

          The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions for the three and six months ended June 30, 2004:

Expected volatility	61%
Risk-free interest rate	3.84%
Expected lives	10 years
Expected dividend yield	0%

          In July 2004, options for 652,000 shares were granted at $2.80 per share, the fair market value at the date of grant.

          At June 30, 2004, there were options outstanding for 520,000 shares granted to consultants and directors providing consulting services.  These options vest over periods ranging from three to four years and are expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force No. 96-18 (“EITF 96-18”).  During the three and six months ended June 30, 2004, stock-based (income) expense relating to such stock options amounted to ($265,000) and $0, respectively.  These options had an estimated fair value of approximately $832,000 as of June 30, 2004, using the Black-Scholes pricing model.  75,000 of such options were granted to consultants during the three months ended March 31, 2004 and none were granted during the three months ended June 30, 2004.

Warrants

          The Company accounts for the issuance of warrants for services from non-employees in accordance with SFAS 123 by estimating the fair value of warrants issued using the Black-Scholes pricing model.  This model’s calculations include the warrant exercise price, the market price of shares on grant date and the weighted average information for risk-free interest, expected life of warrant, expected volatility of the Company’s stock and expected dividends.

          If warrants issued as compensation to non-employees for services are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by EITF 96-18.  If warrants are issued for consideration in an acquisition of assets, the value of the warrants are recorded in equity at the time of issuance and included in the purchase price to be allocated.

          In January, 2004, warrants to purchase 150,000 shares of common stock at $7.00 per share were issued to a management advisor for investor relations services.  These warrants vest monthly over a 12-month period and expire five years from date of issue.  At June 30, 2004, the warrants had an estimated value of approximately $82,000 using the Black-Scholes pricing model. Warrant activity for the six months ended June 30, 2004 is summarized as follows:

	Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price

Warrants outstanding, December 31, 2003	1,234,000	5.7	$2.54
Issued	150,000	4.8	7.00

Warrants outstanding, June 30, 2004	1,384,000	5.4	$3.02

          During the three and six months ended June 30, 2004, stock-based (income) expense relating to warrants amounted to ($24,000) and $248,000, respectively.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

          The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry.  Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2004 and in our Registration Statement on Form S-1 filed with the SEC on June 23, 2004.

Overview

          Hythiam, Inc. is a healthcare services management company formed for the purpose of researching, developing, licensing and commercializing technologies designed to improve the treatment of alcoholism and drug addiction. Our HANDS Treatment ProtocolTM is designed for use by healthcare providers to treat addictions to alcohol, cocaine and other addictive stimulants, as well as combinations of these drugs. HANDSTM is a medically supervised treatment protocol for neurostabilization and detoxification from alcohol and/or addictive psychostimulants designed to simultaneously eliminate cravings, enhance cognitive function and facilitate a more comfortable withdrawal, resulting in accelerated recovery.

          We are a development-stage company, have been unprofitable since our inception and expect to incur substantial additional operating losses for at least the foreseeable future as we incur expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

          We generate revenues by charging fees to licensed healthcare providers for access to our proprietary protocols for use in treating their patients, and for providing administrative management services in connection with such treatments. The administrative services offered by us include provision of an on-site liaison, education and training, patient registration, continuing care information, marketing and sales support, and data collection and aggregation.

Results of Operations

Revenues

          From inception through June 30, 2004, we have recognized $147,000 in license fee revenues for a limited number of patients commencing in the third quarter 2003 who have been treated at Little Company of Mary–San Pedro Hospital in Los Angeles using the HANDS Treatment Protocol. In May 2004 we signed our second license agreement with Lake Chelan Community Hospital of Washington, which is not expected to begin treating patients until September 2004.  As we implement commercial operations and allocate significant and increasing resources to business development, sales and marketing, we intend to enter into similar agreements with additional hospitals and licensed healthcare providers and increase the number of patients treated.

          Our license agreements provide for a combined fee for the licensed technology and related services, set on a per patient basis, and thus our revenues are generally related to the number of patients treated.  Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that will contract with us to license our technology and the number of patients that are treated by those providers using the HANDS protocols.

Expenses

          We have devoted a substantial portion of our resources to the payment of salaries and benefits, legal and professional and other general and administrative expenses during our start-up period.  From February 13, 2003 (inception of Hythiam) to June 30, 2004, we have incurred $4.3 million in salaries and benefits and $4.6 million in other general and administrative costs, including $656,000 in stock-based expense.  We did not have any business activity in the first quarter 2003, and only $201,000 in operating expenses were incurred in the three-month period ended June 30, 2003.

          Salaries and benefits expenses were $1.4 million and $2.7 million for the three-month and six-month periods ended June 30, 2004, compared to $63,000 for the same three-month and six-month periods in 2003.  Other general and administrative expenses were $1.0 million and $2.7 million for the three-month and six-month periods ended June 30, 2004, compared to $138,000 for the same three-month and six-month periods in 2003.  Included in the three-month and six-month periods ended June 30, 2004, were non-cash (credits) charges  of ($257,000) and $311,000, respectively, related to options, warrants and common stock issued to consultants and directors. The variance in stock-based expense was due primarily to a decrease in the market value of our stock from March 31, 2004, to June 30, 2004. Excluding non-cash charges (credits), other general and administrative expenses for the three-month and six-month periods ended June 30, 2004 were $1.2 million and $2.4 million, respectively, consisting primarily of legal, audit, insurance, rent, investor relations and other professional consulting costs.  There were no significant variances in these expenses between the first and second quarters in 2004.

Liquidity and Capital Resources

          We have financed our operations since inception primarily through the sale of shares of our stock.  In September 2003 we received net proceeds of approximately $21 million from the private placement of equity securities.  During 2003 and through June 30, 2004, we used approximately $7 million in operations and approximately $3 million in capital expenditures and acquisition of intellectual property, leaving a balance of approximately $11 million in cash, cash equivalents and marketable securities at June 30, 2004.

           Since we are a developing business, our prior operating costs are not representative of our expected on-going costs.  In the first quarter of 2004 we focused on completing the hiring of our senior management team and supporting staff, and in the second quarter we began to devote greater resources to marketing and business development.  As we implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities, we expect our monthly cash operating expenditures in 2004 to increase to an average of approximately $1 million per month for the remainder of the year, excluding operating costs related to new treatment sites.  In addition, we plan to spend up to approximately $1 million in the remainder of 2004 and approximately $2 million in 2005 to sponsor formal scientific studies for our HANDS protocols.

          In the first six months of 2004, we expended approximately $300,000 to complete the build-out, furnishing and equipping of our new corporate offices.  We plan to spend approximately $250,000 in additional capital expenditures in 2004 as we develop information systems, increase our staff and purchase equipment for new treatment sites opened by licensees.  We continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

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

           Based upon our current plans, we believe that our existing cash reserves will not be sufficient to meet our operating expenses and capital requirements before we achieve profitability.  Accordingly, we intend to raise additional funds through public or private placement of shares of preferred or common stock or through public or private financing.  Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.

Off-Balance Sheet Arrangements

          As of June 30, 2004 we had no off-balance sheet arrangements.

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

Revenue recognition

           Our revenues are derived from licensing our technology and providing administrative services to hospitals, treatment facilities and other healthcare providers.  We recognize revenues as licensing fees are earned, the services are performed and collectibility is reasonably assured.  Our licensing fees relate to the use of our proprietary treatment protocols for each patient completing treatment. Under the terms of our current contract, administrative services consists of education services (initial training in the use of the protocols) and data reports (principally pre-registration information, clinical screening data and patient satisfaction reports completed prior to or at the completion of treatment).  The technology license, education services and data reports represent multiple service arrangements under the contract, as all of the fees for licensing and provision of services are included in one fee determined on a per patient basis.  The per-patient fees have not been allocated to each of the multiple service elements, since substantially all of the licensing fees and other service elements are earned at the time of completion of patient treatment, and we recognize revenues only upon completion of patient treatment.

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

          Our accounting policies are more fully described in Note 2 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Recent Accounting Pronouncements

          In December 2003, the FASB revised FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), delaying the effective dates for certain entities and making other amendments to clarify application of the guidance.  We have reviewed the provisions of FIN 46R and have determined that we have no variable interest entities; consequently, there was no impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          There have been no material changes in market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

          We have evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report.  Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report.  During the second quarter, our system of internal controls has evolved consistent with the development of the Company.  There are no changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that have materially effected, or are reasonably likely to materially effect, our internal controls over financial reporting.

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

ITEM 2. Changes in Securities

           In May 2004 we issued 360,000 shares in connection with the acquisition of certain intellectual property as described in Note 3 to our interim financial statements included in this Quarterly Report on Form 10-Q.  Such shares have been pledged and are being held by us to secure the remaining obligations to us and may not be released or sold until such obligations are satisfied.

ITEM 3. Defaults upon Senior Securities

          Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

          Our annual meeting of stockholders was held on June 18, 2004. Our stockholders elected all of the board’s nominees for director and also voted in favor of an amendment to increase by 1,000,000 the number of shares issuable under our 2003 Stock Incentive Plan.

          (1) Election of Directors (each director received the same number of votes):

For	15,961,942
Withheld	40,600

          (2) Amendment of 2003 Stock Incentive Plan:

For	15,188,147
Against	99,548
Abstain	96,800

ITEM 5. Other Information

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

          This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters.  Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act.  Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report.  These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1 of Part I of our most recent Annual Report on Form 10-K filed with the SEC and our Registration Statement on Form S-1 filed with the SEC on June 23, 2004, that may affect the operations, performance, development and results of our business.  Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

          You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

•	general economic conditions,

•	the effectiveness of our protocols, advertising, marketing and promotional campaigns,

•	healthcare provider and patient acceptance of our products and services, including newly introduced products,

•	competition among addiction treatment centers,

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes,

•	development of new treatment modalities,

•	our future capital needs and our ability to obtain financing, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

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

          (b)  Reports on Form 8-K

          Current Report on Form 8-K, filed with the SEC on May 11, 2004 (reporting under Item 9)

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.

Date:	August 9, 2004	By:	/S/ TERREN S. PEIZER

Terren S. Peizer
President and Chief Executive Officer

Date:	August 9, 2004	By:	/S/ CHUCK TIMPE

Chuck Timpe
Chief Financial Officer