Form 10-Q
period 2004-09-30
HYTHIAM INC
filed 2004-11-12
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

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

As of November 12, 2004, there were 25,081,030 shares of registrant’s common stock, $0.0001 par value, outstanding.

INDEX

			Page
PART I. FINANCIAL INFORMATION

	Item 1.	Financial Statements:

		Condensed Balance Sheets at September 30, 2004 and December 31, 2003	3

		Condensed Statements of Operations for the Three Months Ended September 30, 2004 and 2003, Nine Months Ended September 30, 2004, and the Periods from February 13, 2003 (Inception) to September 30, 2003 and 2004	4

		Condensed Statement of Stockholders’ Equity for the Period from February 13, 2003 (Inception) to September 30, 2004	5

		Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2004, and the Periods from February 13, 2003 (Inception) to September 30, 2003 and 2004	6

		Notes to Condensed Financial Statements	7

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

	Item 4.	Controls and Procedures	14

PART II. OTHER INFORMATION

	Item 1.	Legal Proceedings	II-1

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

	Item 3.	Defaults upon Senior Securities	II-1

	Item 4.	Submission of Matters to a Vote of Security Holders	II-1

	Item 5.	Other Information	II-1

	Item 6.	Exhibits	II-2

Signatures			II-3

Certifications

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

HYTHIAM, INC.
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$1,074	$3,444
Marketable securities	8,515	13,196
Receivables	55	455
Prepaids and other current assets	288	249

Total current assets	9,932	17,344
Long-term assets
Property and equipment, net	2,144	1,981
Intellectual property, net	2,650	2,772
Deposits and other assets	440	483

	$15,166	$22,580

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,290	$1,259
Accrued compensation and benefits	884	318
Other accrued liabilities	206	451

Total current liabilities	2,380	2,028

Long-term liabilities
Deferred rent liability	86	64

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 24,998,000 and 24,607,000 shares issued and 24,638,000 and 24,607,000 shares outstanding, respectively	3	3
Additional paid-in-capital	24,822	24,113
Deficit accumulated during the development stage	(12,125)	(3,628)

	12,700	20,488

	$15,166	$22,580

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)			Nine Months	Periods from February 13,
	Three Months Ended,		Ended	2003 (Inception) to
	September 30,		September 30,	September 30,
	2004	2003	2004	2003	2004
Revenues	$41	$44	$113	$44	$188
Operating Expenses
General and administrative
Salaries and benefits	1,309	475	3,994	539	5,612
Other expenses	1,593	404	4,274	541	6,202
Depreciation and amortization	159	9	456	9	531

Total operating expenses	3,061	888	8,724	1,089	12,345

Loss from operations	(3,020)	(844)	(8,611)	(1,045)	(12,157)
Interest income	40	3	116	3	158

Loss before provision for income taxes	(2,980)	(841)	(8,495)	(1,042)	(11,999)
Provision for income taxes	—	—	2	—	2

Net loss	$(2,980)	$(841)	$(8,497)	$(1,042)	$(12,001)

Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.35)	$(0.08)

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY
For the Period from Inception (February 13, 2003) to September 30, 2004

(In thousands)						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued at inception	—	$—	13,740	$—	$1	$—	$1
Common stock issued in merger transaction	—	—	1,120	1	(1)	—	—
Preferred stock and warrants issued for cash	1,876	2	—	—	4,688	—	4,690
Beneficial conversion feature of preferred stock	—	—	—	—	124	(124)	—
Common stock issued in private placement offering, net of expenses	—	—	7,035	7	16,647	—	16,654
Conversion of preferred stock to common stock	(1,876)	(2)	1,876	2	—	—	—
Par value change from $0.001 to $0.0001	—	—	—	(8)	8	—	—
Common stock and options issued for intellectual property acquired	—	—	836	1	2,280	—	2,281
Stock options and warrants issued for outside services	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	(3,504)	(3,504)

Balance at December 31, 2003	—	—	24,607	3	24,113	(3,628)	20,488

Common stock, options and warrants issued for outside services	—	—	17	—	86	—	86
Exercise of warrants	—	—	14	—	36	—	36
Stock-based compensation	—	—	—	—	587	—	587
Net loss	—	—	—	—	—	(8,497)	(8,497)

Balance at September 30, 2004	—	$—	24,638	$3	$24,822	$(12,125)	$12,700

See accompanying notes to financial statements.

HYTHIAM, INC.
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)	Nine Months	Periods from February 13,
	Ended	2003 (Inception) to
	September 30,	September 30,
	2004	2003	2004
Operating activities
Net loss	$(8,497)	$(1,042)	$(12,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	456	9	531
Deferred rent expense	22	—	86
Stock-based expense	682	—	1,027
Changes in current assets and liabilities:
Decrease (increase) in receivables	99	(32)	(55)
Increase in deposits	—	(352)	—
Increase in prepaids and other current assets	(48)	(156)	(276)
(Decrease) increase in accounts payable	(469)	1,022	790
Increase in accrued compensation and benefits	566	91	884
(Decrease) increase in accrued liabilities	(245)	254	206

Net cash used in operating activities	(7,434)	(206)	(8,808)

Investing activities
Purchases of marketable securities	(10,819)	—	(29,059)
Proceeds from sales and maturities of marketable securities	16,000	—	21,044
Purchases of property and equipment	(378)	(332)	(2,520)
Refund received on leasehold improvement costs	301	—	—
Deposit made on intellectual property amendment	(75)	—	(75)
Proceeds from maturity of deposit as collateral for letter of credit	352	—	352
Cash deposited as collateral for letter of credit	(350)	—	(700)
Cost of intellectual property	(3)	(510)	(541)

Net cash provided by (used in) investing activities	5,028	(842)	(11,499)

Financing activities
Net proceeds from the sale of common and preferred stock and warrants	—	21,214	21,345
Proceeds from exercise of warrants	36	—	36

Net cash provided by financing activities	36	21,214	21,381

Net (decrease) increase in cash and cash equivalents	(2,370)	20,166	1,074
Cash and cash equivalents at beginning of period	3,444	—	—

Cash and cash equivalents at end of period	$1,074	$20,166	$1,074

Supplemental disclosure of cash paid
Income taxes	$3	$—	$3

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$—	$2,281	$2,281
Common stock and warrants issued to consultants	86	139	225
Common stock and warrants issued as commissions on private placement	—	265	265
Common stock issued for stock subscription receivable	—	150	—

See accompanying notes to financial statements.

Hythiam, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note 1. Basis of Presentation

     The accompanying unaudited interim condensed financial statements for Hythiam, Inc. (“Hythiam” or the “Company”), a development stage company, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in the Company’s most recent Annual Report on Form 10-K. The December 31, 2003 balance sheet has been derived from the audited financial statements on Form 10-K. All share data has been restated to reflect stock splits. Certain reclassifications have been made in prior periods to be consistent with current period presentation.

     The Company is considered a development stage company since revenues earned to date from operations have not been significant. The Company may continue to incur negative cash flows and net losses for at least the next twelve months. Based upon current plans, the Company believes that existing cash reserves will not be sufficient to meet operating expenses and capital requirements before profitability can be achieved. Accordingly, the Company intends to raise additional funds through public or private placement of shares of preferred or common stock or through public or private financing. The ability to meet cash obligations as they become due and payable will depend on the Company’s ability to sell securities, borrow funds, reduce operating costs or some combination thereof. The Company may not be successful in raising necessary funds on acceptable terms, or at all.

     Unless the Company is able to raise additional capital sufficient to support the operations beyond December 31, 2005 before the Company’s audit report for the year ended December 31, 2004 is issued in March 2005, the Company’s auditors have indicated that it is likely their report will express substantial doubt about the Company’s ability to continue as a going concern.

Note 2. Cash Equivalents and Marketable Securities

     The Company invests available cash in short-term commercial paper, certificates of deposit and high grade short-term variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

     Investments with maturity dates greater than three months when purchased which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities. At September 30, 2004, the carrying value approximated fair market value.

Note 3. Basic and Diluted Loss per Share

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

     Common equivalent shares, consisting of 6,243,000 of incremental common shares as of September 30, 2004 issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

     A summary of the net loss and shares used to compute net loss per share is as follows:

				Period from
	Three Months Ended		Nine Months	February 13, 2003
	September 30,		Ended September 30,	(Inception) to
	2004	2003	2004	September 30, 2003
Net loss	$(2,980,000)	$(841,000)	$(8,497,000)	$(1,042,000)

Basic and diluted net loss per share	$(0.12)	$(0.06)	$(0.35)	$(0.08)

Weighted average common shares used to compute basic net loss per share	24,624,000	13,830,000	24,617,000	13,787,000
Effect of dilutive securities	—	—	—	—

Weighted average common shares used to compute diluted net loss per share	24,624,000	13,830,000	24,617,000	13,787,000

Note 4. Stock, Stock Options and Warrants

Common Stock

     On June 29, 2004, the SEC declared effective the Company’s registration of 10,967,528 shares of its common stock on Form S-1. The Registration Statement was filed pursuant to a registration rights agreement entered into in September 2003 in conjunction with a private placement to certain institutional and accredited investors. The shares of common stock were offered in connection with a distribution by such selling shareholders, and was not a new financing or refunding by the Company.

     In August 2003, the Company acquired a patent for a treatment method for opiate addiction from a medical technology development company. As partial consideration, the Company agreed to issue 360,000 shares of its common stock at a future date conditional upon the occurrence of certain events, including the registration of the shares to be issued and a full release of claims by all of the technology development company’s creditors. In May 2004, the Company issued the 360,000 shares subject to a pledge agreement. Such shares have been pledged and are being held by the Company to secure the remaining obligations to the Company and may not be released or sold until such obligations are satisfied. Under the terms of the pledge agreement, the Company has been assigned all rights, title and interest in the shares, including dividends and voting rights, and, accordingly, for financial reporting purposes such shares are considered issued but not outstanding as of September 30, 2004, and have been excluded from the calculation of loss per share. The value of the stock, if and when released, will be accounted for as additional cost of the intellectual property at the time of release by the Company.

     In October 2004, the Board of Directors approved an amendment (the “Amendment”) to the Technology Purchase and Royalty agreement between the Company and Tratamientos Avanzados de la Addiccion S.L. owned and controlled by Juan Jose Legarda, a former director, to expand the definition of “Processes”, limited to alcohol and cocaine in the original agreement dated March 2003, to also include crack cocaine and methamphetamine detoxification and treatment processes, and the term “Intellectual Property” was expanded to include all improvements through September 14, 2004. As consideration for the Amendment, the Company agreed to pay $75,000 and issue 83,221 shares of the Company’s common stock, valued at $354,000 which will be capitalized to intellectual property in the fourth quarter of 2004 and amortized over the remaining life of the pending patents.

Stock Options

     In September 2003 the Company's directors and shareholders approved the 2003 Stock Incentive Plan (“the Plan”) to reserve 5.0 million shares of common stock for issuance to employees, officers, directors and consultants of the Company. At December 31, 2003, options for 3,940,000 shares were outstanding.

     In June 2004, the Company’s directors and shareholders approved an amendment to the Plan to increase the total number of shares issuable under the Plan from 5.0 million to 6.0 million shares. At September 30, 2004, options for 4,853,000 shares were outstanding.

     The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation”, which defines fair-value-based method of accounting for stock compensation plans. However, it also allows an entity to continue to measure compensation costs for options issued to employees and directors using APB 25. Had the Company determined compensation cost based on the fair value at the grant date for such stock options under SFAS 123, the pro forma effect on net loss and net loss per share would have been as follows:

				Period from
				February 13,
	Three Months Ended September 30,		Nine Months Ended	2003 (Inception)
	2004	2003	September 30, 2004	to September 30, 2003
Net loss:
As reported	$(2,980,000)	$(841,000)	$(8,497,000)	$(1,042,000)
Less: Stock based compensation expense determined under fair value method	(143,000)	(1,000)	(380,000)	(1,000)

Pro forma net loss	$(3,123,000)	$(842,000)	$(8,877,000)	$(1,043,000)

Net loss per share:
As reported — basic and diluted	$(0.12)	$(0.06)	$(0.35)	$(0.08)
Pro forma — basic and diluted	$(0.13)	$(0.06)	$(0.36)	$(0.08)

     The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2004, and the three months ended September 30, 2003, and the period from inception to September 30, 2003:

				Period from
				February 13,
	Three Months Ended September 30,		Nine Months Ended	2003 (Inception)
	2004	2003	September 30, 2004	to September 30, 2003
Expected volatility	61%	0%	61%	0%
Risk-free interest rate	4.48%	4.09%	4.24%	4.09%
Expected lives	10 years	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%	0%

     During the three and nine months ended September 30, 2004, and the three months ended September 30, 2003, and the period from inception to September 30, 2003, options for 652,000, 1,220,000, 3,555,000, and 3,555,000 shares, respectively, were granted to employees and directors at the weighted average per share exercise price of $2.80, $4.24, $2.57 and $2.57, respectively, the fair market values at the dates of grant. Subsequently, in October 2004, options for 184,000 shares were granted at $4.25 per share, the fair market value at the date of grant. For the periods ended September 30, 2003, the volatility was determined to be zero, since all options were granted when the Company was privately held. Options granted to employees and directors generally vest over periods from four to five years from date of grant.

     At September 30, 2004 and 2003, there were options outstanding for 520,000 and 445,000 shares, respectively, granted to consultants and directors providing consulting services. These options vest over periods ranging from three to four years and are expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force No. 96-18 (“EITF 96-18”). During the three and nine months ended September 30, 2004, and the three months ended September 30, 2003, and the period from inception to September 30, 2003, stock-based expense relating to such stock options amounted $320,000, $320,000, $ -0- and $ -0-, respectively. Non-vested options had an estimated fair value of approximately $1,204,000 and $99,000, respectively, as of September 30, 2004 and 2003, using the Black-Scholes pricing model. During the nine months ended September 30, 2004, and the three months ended September 30, 2003, and the period from inception to September 30, 2003, such options granted to consultants were 75,000, 445,000 and 445,000, respectively, at weighted average exercise prices of $5.56, $2.50 and $2.50 per share, respectively, the fair market values at the dates of grant. No such options were granted during the three months ended September 30, 2004.

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

     In January 2004, warrants to purchase 150,000 shares of common stock at $7.00 per share were issued to a management advisor for investor relations services. In July 2004, warrants to purchase 20,000 shares of common stock at $2.80 were issued to a consultant for legal services. These warrants vest monthly over a 12-month and 36-month period, respectively, and expire five years from date of issue. In September 2004, warrants were exercised for 14,280 shares of common stock at the exercise price of $2.50 per share. The $35,700 in cash proceeds were recorded in stockholders’ equity with the excess over par value recorded in additional paid-in-capital. Warrant activity for the nine months ended September 30, 2004 is summarized as follows:

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
	Shares	Life (yrs)	Exercise Price
Warrants outstanding, December 31, 2003	1,234,000	5.7	$2.54
Issued	170,000	4.3	6.51
Exercised	(14,000)	—	2.50

Warrants outstanding, September 30, 2004	1,390,000	5.1	$3.02

     At September 30, 2004, unvested warrants had an estimated value of approximately $296,000 using the Black-Scholes pricing model. During the three and nine months ended September 30, 2004, stock-based expense relating to warrants amounted to $40,000 and $287,000, respectively. There was no stock-based expense for the periods ended September 30, 2003.

     Subsequent to September 30, 2004, warrants for 100,000 shares of common stock were approved by the board of directors for issuance to a consultant for investor relations services. These warrants vested immediately and will expire on August 2, 2009.

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

Overview

     Hythiam, Inc. is a healthcare services management company dedicated to the goal of delivering treatment solutions for those suffering from alcoholism and addiction. We seek to accomplish this by researching, developing, licensing and commercializing innovative physiological protocols. Additionally, we provide proprietary administrative services to assist physicians and facilities with staff education, clinical services, marketing and sales support and outcomes tracking methodologies for data analysis.

     Our HANDSTM Protocols are designed for use by healthcare providers to treat those diagnosed with dependencies to alcohol, cocaine, methamphetamine and other addictive stimulants, as well as combinations of these drugs. Our HANDS Protocols include medically supervised procedures designed to target receptor sites in the brain that regulate certain neurotransmitters implicated in brain processes of substance dependency. Changes in the neurochemistry of the brain underlie the hallmarks of substance dependency, including craving, tolerance, withdrawal symptoms and relapse. Our HANDS Protocols also provide for a maintenance program that includes medications and, in addition, we provide incentives for patients to continue with their recovery process through individualized continuing care programs. As a result, our HANDS Protocols represent a comprehensive approach to managing substance dependence that is designed to address both the physiological and psychological aspects of the disease, thereby offering patients an opportunity to transition into a healthier lifestyle.

     We are a development stage company, have been unprofitable since our inception and may incur substantial additional operating losses for at least the next twelve months as we incur expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

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

Results of Operations

Revenues

     From February 13, 2003 (inception of Hythiam) through September 30, 2004, we have recognized $188,000 in license fee revenues for a limited number of patients commencing in the third quarter 2003 who have been treated at one hospital in Los Angeles using the HANDS Protocols. In May 2004 we signed our second license agreement with a hospital in Washington, which is expected to begin treating patients in the fourth quarter of 2004. Subsequent to September 30, 2004, we have entered into five additional license agreements with licensed healthcare providers, several of whom we anticipate will commence treating patients in the fourth quarter of 2004. As we implement commercial operations and allocate significant and increasing resources to business development, sales and marketing, we intend to enter into similar agreements with additional licensed healthcare facilities and providers and increase the number of patients treated.

     Our license agreements provide for a combined fee for the licensed protocols and related administrative and management services, set on a per patient treated or range of patients treated basis, and thus our revenues are generally related to the number of patients treated. Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that contract with us to license our protocols and the number of patients that are treated by those providers using the HANDS Protocols.

Expenses

     We have devoted a substantial portion of our resources to the payment of salaries and benefits, legal and professional and other general and administrative expenses during our start-up period. From inception to September 30, 2004, we have incurred $5.6 million in salaries and benefits and $6.2 million in other general and administrative costs, including $1.0 million in stock-based expense.

     Salaries and benefits expenses were $1.3 million and $4.0 million for the three-month and nine-month periods ended September 30, 2004, compared to $475,000 and $539,000 for the comparable periods in 2003. Other general and administrative expenses were $1.6 million and $4.3 million for the three-month and nine-month periods ended September 30, 2004, compared to $404,000 and $541,000 for the comparable periods in 2003. Included in other general and administrative expenses for the three-month and nine-month periods ended September 30, 2004, were non-cash charges of $371,000 and $682,000, respectively, related to options, warrants and common stock issued to consultants and directors for providing consulting services. Excluding non-cash charges, other general and administrative expenses for the three-month and nine-month periods ended September 30, 2004 were $1.2 million and $3.6 million, respectively, consisting primarily of legal, audit, insurance, rent, investor relations, marketing and business development, and other professional consulting costs. There were no significant variances in these expenses between the second and third quarters in 2004.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our stock. In September 2003 we received net proceeds of approximately $21 million from the private placement of equity securities. During 2003 and through September 30, 2004, we used approximately $9 million in operations and approximately $3 million in capital expenditures and acquisition of intellectual property, leaving a balance of approximately $9 million in cash, cash equivalents and marketable securities at September 30, 2004.

     Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. In the first quarter of 2004 we focused on completing the hiring of our senior management team and supporting staff, and in the second quarter we began to devote greater resources to marketing and business development which we continued into the third quarter of 2004. As we continue to implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities, we expect our monthly cash operating expenditures to average approximately $1.2 million per month for the fourth quarter 2004. In the first nine months of 2004, we expended approximately $400,000 to complete the build-out, furnishing and equipping of our new corporate offices. We plan to spend approximately $200,000 in additional capital expenditures in the fourth quarter 2004 as we develop information systems, increase our staff and purchase equipment for new treatment sites opened by licensees. We continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

     In October, 2004 we entered into a license agreement which provides for us to offer a line of credit to the licensee, and we have agreed to negotiate the amount and terms of the line of credit in good faith. If the licensee elects to negotiate such a credit line with us, we may agree to lend up to $500,000 in 2005 under this arrangement.

     Although we have not yet entered into any agreement to do so, in 2005 and 2006 we plan to provide funding for unrestricted grants to academic and affiliated research institutions and other research organizations interested in conducting formal scientific studies of our HANDS Protocols. In addition, we are planning to engage a contract research organization (CRO) to assist us in creating a patient registry over a two year period to capture certain outcomes data for patients treated with our HANDS Protocols. We estimate the grants for scientific studies and estimated cost of the patient registry will range from approximately $500,000 to $3.0 million each, at a total estimated cost of approximately $7.0 million to $8.0 million over the next two years.

     Our future capital requirements will depend upon many factors, including progress with marketing our protocols, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements. We may continue to incur negative cash flows and net losses for at least the next twelve months.

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

     Unless we are able to raise additional capital sufficient to support our operations beyond December 31, 2005 before our audit report for the year ended December 31, 2004 is issued in March 2005, our auditors have indicated that it is likely their report will express substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

     As of September 30, 2004 we had no off-balance sheet arrangements.

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

Revenue recognition

     Our revenues are derived from licensing our protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers. We recognize revenues as licensing fees are earned, the services are performed and collectibility is reasonably assured. Our licensing fees relate to the use of our proprietary treatment protocols for each patient completing treatment. Under the terms of our current contract, administrative services consists of education services (initial training in the use of the protocols) and data reports (principally pre-registration information, clinical screening data and patient satisfaction reports completed prior to or at the completion of treatment). The protocol license, education services and data reports represent multiple service arrangements under the contract, as all of the fees for licensing and provision of services are included in one fee determined on a per patient basis. The per-patient fees have not been allocated to each of the multiple service elements, since substantially all of the licensing fees and other service elements are earned at the time of completion of patient treatment, and we recognize revenues only upon completion of the patient’s prescribed course of treatment.

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

Recent Accounting Pronouncements

     On October 13, 2004, the Financial Accounting Standards Board (FASB) concluded that Statement 123R, Share-Based Payment, which would require all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value, would be effective for interim or annual periods beginning after June 15, 2005. We are in the process of determining the impact this will have on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

     We have evaluated, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. During the third quarter, our system of internal controls has evolved consistent with the development of the Company. There are no changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that have materially effected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In July 2004, we issued to a financial advisor 8,322 shares of common stock at an exercise price of $2.57 per share in exchange for investor relations services. The securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

     In July 2004, we issued warrants to purchase 20,000 shares of common stock at an exercise price of $2.80 per share in exchange for legal services. The securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

     In July 2004, we granted to employees and a director options to purchase 652,000 common stock at the exercise price of $2.80 per share. The securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933.

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

     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

II-1

•	general economic conditions,

•	the effectiveness of our protocols, advertising, marketing and promotional campaigns,

•	healthcare providers and patient acceptance of our products and services, including newly introduced products,

•	competition among addiction treatment centers and healthcare providers,

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes,

•	development of new treatment modalities,

•	our future capital needs and our ability to obtain financing, and

•	other risks and uncertainties as may be detailed from time to time in our public announcements and filings with the SEC.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All subsequent forward-looking statements attributable to the Company or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to herein. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur, which may have a material adverse effect on our business and results of operation.

ITEM 6. Exhibits

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

II-2

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: November 12, 2004	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

Date: November 12, 2004	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer

II-3