Form 10-K
period 2004-12-31
HYTHIAM INC
filed 2005-03-31
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

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

     As of June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $32,625,621 based on the $3.00 closing bid price on Amex on that date. This amount excludes the value of 13,740,000 shares of common stock directly or indirectly held by the registrant’s affiliates.

     As of March 28, 2005 there were 30,115,179 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for its 2005 annual meeting of stockholders to be held on June 17, 2005, are incorporated by reference into Part III of this report.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2004

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

ITEM 1. BUSINESS

Overview

     Hythiam, Inc. is a development stage healthcare services management company, focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological treatment protocols for substance dependence. Our HANDS Protocols™ are designed for use by healthcare providers to treat those diagnosed with dependence to alcohol, cocaine, methamphetamine, as well as combinations of these drugs. Specifically, there are two HANDS Protocols: the HANDS Protocol™ for Alcohol Dependence and the HANDS Protocol™ for Stimulant Dependence (or combined dependence to alcohol and stimulants). Changes in the neurochemistry of the brain underlie the hallmarks of substance dependence, including craving, tolerance, withdrawal symptoms and relapse. The HANDS Protocols include medically supervised procedures designed to target receptor sites in the brain that regulate neurotransmitters implicated in brain processes of substance dependence. The HANDS Protocols also provide for a maintenance program that includes medications and incentives for patients to continue with their recovery process through individualized continuing care programs. As a result, our HANDS Protocols represent a comprehensive approach to managing substance dependence that is designed to address both the physiological and psychological aspects of the disease, thereby offering patients an opportunity to transition into a healthier lifestyle.

     We generate revenues by charging fees to licensed healthcare providers for access to our proprietary protocols for use in treating their patients. We also provide proprietary administrative services to assist physicians and facilities with staff education, marketing and sales support, and outcomes tracking for data analysis. We intend to provide leased space and management services to a physician practice in 2005 under a management services contract with an affiliated physician group.

     We have been unprofitable since our inception and may incur substantial additional operating losses for at least the next twelve months as we incur expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

     We do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. The hospitals, licensed healthcare facilities, and physicians that contract for the use of our technology own their facility or professional license and control and are responsible for the clinical activities provided on their premises. Following the treatment procedure, local clinics and healthcare providers specializing in drug abuse treatment administer and provide aftercare treatment.

     Patients receive medical care in accordance with orders from their attending physicians. Each physician with license rights to use the HANDS Protocols is responsible for exercising their own independent medical judgment in determining the specific application of our protocols, and the appropriate course of care for each patient.

     No employment relationship currently exists between us and the attending physicians who treat patients using our protocols. In the course of performing our administrative duties, we may bill and collect funds from patients on behalf of the healthcare provider, and, in accordance with directions from the providers, disburse a portion of that money to the facility and/or to the attending physician for professional services rendered.

     We believe that the structure of our business and operations as outlined above will be in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, and enforcement and regulatory authorities. Our commercial viability is therefore subject to the legal and regulatory risks outlined in the “Risk Factors” section of this Report.

Background on Substance Dependence

     Substance dependence disorders comprise a worldwide public health problem that affects many people and has wide-ranging social consequences. In 2002, an estimated 22 million Americans suffered from substance dependence or abuse due to drugs, alcohol or both, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA) in the U.S. Department of Health and Human Services. Summarizing data from the Office of National Drug Control Policy (ONDCP) and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $345 billion annually in the U.S., of which the health care component is over $41 billion and productivity losses account for approximately $245 billion. In comparison, the National Cancer Institute estimates that 9.6 million Americans suffer from cancer, and the Centers for Disease Control report on the Health Burden of Chronic diseases projects the economic cost of cancer in 2002 to total more than $170 billion, consisting of over $60 billion in direct medical costs, and over $110 billion for indirect costs such as lost productivity.

     Historically, the disease of substance dependence has been treated primarily through behavioral intervention, with fairly high relapse rates. SAMHSA reports that only 54% of those treated for alcoholism and 51% of those treated for cocaine and other stimulants complete the detoxification procedure. SAMHSA’s Drug and Alcohol Services Information System states that treatment completion rates in 2000 for outpatient treatment were only 41% for alcohol and 20% for cocaine. For patients who do complete treatment, the NIAAA reports relapse rates three months following treatment for alcohol dependence to be 50%. For the treatment of cocaine dependence, the Drug Abuse Treatment Outcome Survey (DATOS) reports a relapse rate of 69% one year following 90 days or less of outpatient treatment and 80% one year following 90 days or less of long-term residential treatment.

     Those suffering from alcohol and/or drug dependence have often been characterized as having social disorders or a lack of self-discipline and, as noted above, there are relatively high relapse rates utilizing conventional treatment methodologies. While we believe the psychological approach to substance dependence treatment is important, we recognize that physiological factors should be addressed first to provide the patient the best chance for recovery. We believe our physiological approach, focused on addressing the neurochemical imbalances in the brain caused or worsened by substance dependence, provides a substantial commercial opportunity.

Substance Dependence as a Disease

     Recent scientific research provides evidence that not only can drugs interfere with normal brain functioning but can also have long-lasting effects that persist even after the drug is no longer being used. At some point, changes may occur in the brain that can turn drug and alcohol abuse into substance dependence, a chronic, relapsing and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to quit by themselves. Professional medical treatment is often necessary to end this physiologically based compulsive behavior.

     We believe that the ability to successfully treat the physiological basis of substance dependence can improve treatment outcome, reduce the cost of treating dependence, and reduce cost to society of managing adverse consequences of alcohol and drug abuse, decreasing related criminality and violence, and reducing the costs associated with high risk behavior. According to NIAAA, 44% of all deaths due to liver cirrhosis are alcohol related, with most of these deaths occurring in people 40 to 65 years old. One study found that 20 to 37% of all emergency room trauma cases involve alcohol use (Roizen, J., Alcohol and Trauma, 1988). Another study evaluated the incidence of cardiomyopathy in asymptomatic alcoholic men, finding that 46% exhibited evidence of cardiomyopathy (Rubin, E., The Effects of Alcoholism on Skeletal and Cardiac Muscle, 1989).

     The consequences of alcoholism and alcohol abuse affect most American families. One study estimated that 20-25% of all injury-related hospital admissions are the result of alcoholism or alcohol problems (Waller J., Diagnosis of Alcoholism in the Injured Patient, 1988). According to the National Commission Against Drunk Driving, nearly 600,000 Americans are injured in alcohol-related traffic crashes each year, resulting in 17,000 fatalities.

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

     The consequences of cocaine and crack use extend beyond the criminal justice system. The National Institute on Drug Abuse (NIDA) reports the medical complications of cocaine use to include heart arrhythmias and heart attacks, chest pain and respiratory failure, strokes, seizures, and headaches, as well as abdominal pain and nausea. NIDA also notes that there have been no medications available to treat cocaine dependence.

     Methamphetamine abuse is now recognized as a major problem in the U.S. The 2003 National Survey on Drug Use and Health reports that approximately 12.3 million Americans ages 12 and older reported trying methamphetamine at least once during their lifetimes, representing 5.2% of the population ages 12 and older, an increase from just under 2% of the adult population in 1994. According to the ONDCP December 2001, publication, “What America’s Users Spend on Illegal Drugs,” there was a significant increase in methamphetamine users during the last decade. In 2000 the number of chronic users was reported to be 595,000, more than double the 259,000 users reported in 1990. Findings from The Drug and Alcohol Services Information System (DASIS) Report published by the Office of Applied Studies, SAMHSA, in September 2004, show that methamphetamine hospital admissions have increased from 1% in 1992 to 7% in 2002.

     According to a NIDA Research Report “Methamphetamine: Abuse and Addiction” (January 2002), the effects of methamphetamine use can include addiction, psychotic behavior, and brain damage. Methamphetamine is highly addictive and users trying to abstain from use may suffer withdrawal symptoms that include depression, anxiety, fatigue, paranoia, aggression, and intense cravings for the drug. Chronic methamphetamine use can cause violent behavior, anxiety, confusion, and insomnia. Users can also exhibit psychotic behavior including auditory hallucinations, mood disturbances, delusions, and paranoia, possibly resulting in homicidal or suicidal thoughts. According to NIDA’s report “Methamphetamine Linked to Long-Term Damage to Brain Cells” (March 2000), use of methamphetamine can cause damage to the brain that is detectable months after the use of the drug. The damage to the brain caused by methamphetamine use is similar to damage caused by Alzheimer’s disease, stroke, and epilepsy.

Development of the Company

     We have acquired, licensed and developed proprietary, patented and patent-pending treatment protocols designed to treat the physiological component of the disease of substance dependence. Our first such proprietary technology, the HANDS Protocols, are designed for those diagnosed with dependencies to alcohol, cocaine, methamphetamine, or a combination of these drugs. Specifically, there are two HANDS Protocols: the HANDS Protocol for Alcohol Dependence and the HANDS Protocol for Stimulant Dependence (or combined dependence to alcohol and stimulants). The HANDS Protocols are medically supervised procedures designed to correct the neurochemical imbalances and alteration in brain neuroreceptors induced or made worse by chronic heavy use of alcohol or stimulant drugs. The protocols provide for nutritional supplementation, one-month of pharmacotherapy, and incentives for patients to participate in psychosocial or other recovery-oriented therapy of their choice. The HANDS Protocols are designed to minimize withdrawal symptoms, reduce cravings, and provide patients with aftercare support as they progress through the recovery process. Initiation of the HANDS Protocols offers the convenience of a 2 to 3 day treatment. In summary, the HANDS Protocols represent a medically supervised approach to treatment rooted in the belief that by addressing the underlying physiologic aspects of substance dependence, dependent persons may be afforded an opportunity to better address the behavioral and environmental components of their disease.

     Retrospective data collected from patients treated with the HANDS Protocols at our first U.S. licensee treatment center suggest promising results in terms of treatment completion rates, abstinence rates and reduction of cravings based on patient follow-up ranging from three to twelve months post treatment. These limited initial results were not obtained by formal research studies, may not be statistically significant, have not been subjected to detailed scientific scrutiny, and may not be indicative of the long-term future performance of our protocols. We are currently in the process of awarding unrestricted grants for research studies of our protocols to generate data on the efficacy of the protocols.

Plan of Operation

     During our initial development stage we have focused on raising capital to fund our development activities, complete the hiring of our senior management team and supporting staff, and the build-out, furnishing and equipping of our corporate offices. We plan to continue to invest in the needed infrastructure, both in management as well as systems and equipment, to develop, market and implement our business plan. Throughout the remainder of the year we will increase our staff, purchase equipment and develop information systems to support new treatment sites which license our HANDS Protocols.

     Over the coming year, we will continue to implement commercial operations, commence substantial marketing activities, and allocate significant and increasing resources to sales and marketing. We have entered into agreements with fourteen hospitals and licensed healthcare providers to date, of which twelve were signed in the last six months and are in various stages of training and start-up. Our licensees treated 37 patients in 2004, including 14 in the fourth quarter. Little Company of Mary — San Pedro Hospital in Southern California treated 34 of these patients, 11 in the fourth quarter. We intend to enter into agreements with additional hospitals and other healthcare providers to increase both geographic penetration and the number of patients treated. As revenues are generally related to the number of patients treated, key indicators of our financial performance will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our HANDS Protocols.

     Our protocols are not currently approved for payment by any health insurance company or third-party payor. To date, patients treated with the HANDS Protocol have been substantially private-pay patients.

     Our plan is to apply our technology to an existing industry we view as fragmented with participants that include healthcare providers such as physicians, psychologists, nurses, therapists, interventionists, counselors, hospitals, residential treatment centers, outpatient treatment facilities, and self-help groups. Over time, we expect patients to be referred for treatment by physicians and treatment centers using our technology and through self-referrals, patients’ family members, friends, employers and associated unions, as well as employee assistance programs, criminal justice systems, healthcare providers, third party payors, and government agencies. We believe that the HANDS Protocols can provide a significant improvement to current treatment methodologies by addressing a spectrum of patient needs, including both physiological and psychological elements of substance dependence.

U.S. Market Opportunity

     The U.S. market consists of a broad spectrum of people who are addicted to or have cravings for alcohol, psychostimulants (e.g., cocaine, crack, methamphetamine, crystal meth, speed), tranquilizers and opiates (e.g., heroin, morphine, codeine, methadone, Vicodin®, OxyContin®, Darvon®, Dilaudid®, Demerol®). In 2002, an estimated 22 million Americans suffered from substance dependence or abuse due to drugs, alcohol or both, according to SAMHSA. According to the report, only 3.5 million individuals aged twelve or over received some kind of treatment. Further, according to NIAAA, approximately 50% of people treated for alcohol dependence relapse within three months.

     Relapse rates are higher for those suffering from cocaine dependence as opposed to alcohol. The DATOS reports cocaine relapse rates of 69% after one year for those undergoing 90 days or less of outpatient drug free treatment. For those undergoing 90 days or less of long-term residential treatment, relapse rates were 80% at one year post-treatment.

     There are currently no effective pharmacotherapies for methamphetamine or cocaine dependence.

Development and Acquisition of Our Technology

     Much of our proprietary, patented and patent pending substance dependence technology, currently known as the HANDS Protocols, was developed by Dr. Juan José Legarda, a European scientist educated at the University of London who has spent most of his professional career conducting research related to substance abuse. Through his studies and research, Dr. Legarda discovered the adverse physical effects of substance abuse on the brain and began to develop technologies that specifically focused on the neurochemistry of the brain as a core part of addictive behavior modification.

     In 2002, Dr. Legarda filed Patent Cooperation Treaty (PCT) applications in Spain for treatment protocols that he developed for dependencies to alcohol and cocaine, which remain pending. We acquired the rights to these patent filings in March 2003 through a technology purchase and license agreement with Dr. Legarda’s company, Tratamientos Avanzados de la Adiccion S.L. Subsequent to acquiring these rights, we filed U.S. patent applications based on the prior PCT filings, as well as provisional U.S. patent applications for additional treatment protocols for alcohol, cocaine and other addictive stimulants. If these patents are issued, they will expire 20 years from the dates of original filing. These issued and pending patents and ongoing improvements we continue to research and develop comprise our technology known as the HANDS Protocols.

Our Innovative Medically Supervised Treatment Options

     Studies published by the National Institute on Drug Abuse (NIDA) and National Institute on Alcoholism and Alcohol Abuse (NIAAA) illustrate the neurochemical and physical changes to the brain wrought by chronic alcohol and drug abuse and dependence.

     While treating the psychological component of the disease is important, we recognize that physiological factors of substance dependence should be addressed first to provide patients with an improved chance for recovery. The HANDS Protocols are innovative medically supervised treatment programs for the treatment of alcohol and/or stimulant dependencies. Specifically, there are two HANDS Protocols: the HANDS Protocol for Alcohol Dependence and the HANDS Protocol for Stimulant Dependence (or combined dependence to alcohol and stimulants). The protocols are designed for use by healthcare providers to treat those diagnosed with dependence to alcohol, cocaine, and methamphetamine, as well as combinations of these drugs, by targeting neurochemical imbalances in the brain that have been caused or worsened by chronic exposure to alcohol and/or stimulants.

     The HANDS Protocols involve administration of pharmaceuticals and nutritional supplementation in a medically supervised setting which is initiated over a period of 2 to 3 consecutive days. The HANDS Protocol for Stimulant Dependence (or combination stimulant and alcohol dependence) also provides for a second medically supervised procedure of 2 consecutive days about 3 weeks after the initial treatment. An initial assessment is done prior to beginning the HANDS Protocol. The HANDS Protocol includes a comprehensive medical exam along with orally and intravenously administered medications and nutritional supplements. The intravenous treatment sessions typically last about 4 hours. While there may be mild discomfort from preparing and removing the I.V. (for intravenous administration of medications), the HANDS Protocols are designed to ensure that the patient is as comfortable as possible throughout the medically supervised procedures. The HANDS Protocols are designed to minimize patient sedation. Some of the medications in the treatment regimen may cause temporary drowsiness.

     For those patients who receive their treatment in a hospital, or “inpatient” setting, the balance of time spent at the treatment facility is intended to ensure that the patient is well rested and comfortable between the relatively short treatment periods. Many patients take meals and choose to sleep much of the time between treatments. For those patients receiving care in an “outpatient” facility, the HANDS™ treating physician monitors them after the treatment session, after which time the patient is released to an accompanying person and returns the following day(s) for completion of their treatment. Following the medically supervised treatments, patients receive one month of oral pharmacotherapy and incentives to participate in psychosocial or other recovery-oriented therapy of their choice.

     Based on our limited initial experience with a small number of patients in the U.S., patients who have been through prior treatment programs report that cravings for alcohol or stimulants are significantly reduced or eliminated with the HANDS Protocols, and that they emerge from treatment with greater mental clarity.

     Initiation of the HANDS Protocols offers the convenience of a 2 to 3 day treatment. The short period of inpatient or outpatient stay during treatments provides patients convenience and the ability to manage their time away from work and family. We believe the short treatment period is a major advantage over traditional treatments which typically consist of 5 to 14 days of combined inpatient treatment and washout period, plus up to 28 days in a rehabilitation or residential treatment center. The traditional treatment requires extended time off work and away from family and friends. This is particularly relevant since approximately 73% of all current adult illicit drug users are employed, and loss of time from work can be a major deterrent for seeking treatment.

     We believe that the HANDS Protocols can be used at any stage of recovery, and can complement existing treatments. The protocols may be appropriate for alcohol- or stimulant-dependent patients if they are:

•	Seeking a targeted, medical approach for combating their disease;

•	Disappointed with or have failed other treatment options;

•	Are unable to commit to lengthy traditional rehabilitation programs.

     Additionally, we provide proprietary administrative services to assist physicians and facilities with staff education, marketing and sales support, and outcomes tracking for data analysis.

Competition

     Conventional forms of treatment for alcohol or stimulant dependence are divided into phases: detoxification or withdrawal, which is typically conducted in medically supervised environments; and relapse prevention, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options. Typically such medically managed programs require long-term usage of pharmaceuticals, resulting in low patient compliance. Regardless of the approach, there is great variability in the durations of the treatment procedures, the levels of medical supervision, the costs to the patients and the relapse rates.

     Currently accepted practice for withdrawing patients from a dependence on alcohol consists of heavily sedating the patient at an inpatient hospital facility for a period of 3 to 5 days. Due to the heavy sedation, the patient typically is stabilized for an additional 5 to 7 days. This procedure, while medically necessary due to the dangers of convulsions when withdrawing alcoholics from alcohol, does not relieve the patient’s cravings or desire to drink. Further, the drugs typically used during this procedure (the most commonly utilized medications are Valium® (diazepam), Ativan® (lorazepam), and Xanax® (alprazolam)) can be addictive, require a time-intensive dose tapering and washout period and may cause side effects.

Treatment Programs

     There are approximately 2,500 facilities reporting to the Substance Abuse and Mental Health Services Administration (SAMSHA) that provide substance dependence medical treatment services on an inpatient or outpatient basis. Well-known examples of residential treatment programs include the Betty Ford Center, Caron Foundation, Hazelden and Sierra Tucson. In addition, individual physicians may provide substance dependence treatment in the course of their practices.

     There appears to be no reliable information about the success rates of these programs, nor agreed upon standards of how outcomes should be measured (e.g., self-reported abstinence or reduction in days of heavy drinking). SAMHSA reports that only 54% of those treated for alcoholism and 50% of those treated for cocaine and other stimulants complete the detoxification procedure. SAMHSA reports in its Drug and Alcohol Services Information System that treatment completion rates in 2000 for outpatient treatment were only 41% for alcohol and 20% for cocaine. These low treatment completion rates are highly associated with relapse rates.

     Many of these traditional treatment programs have established name recognition and their treatments may be covered in large part by insurance or other third party payors. Our protocols are not currently covered by insurance. To date, patients treated with the HANDS Protocols have been substantially private-pay patients, currently our primary market for the HANDS Protocol.

Treatment Medications

     The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia® by Bristol Myers Squib, for treatment of alcohol dependence. However, naltrexone must be administered on a chronic or continuing basis and is associated with relatively high rates of side effects, including nausea. U.S. sales are estimated to be just under $25 million per year for this treatment.

     The French pharmaceutical firm Sanofi Aventis SA has announced plans to seek FDA approval for the experimental drug rimonabant, trade name Acomplia, next year. It claims the drug may be used to treat addiction, including fighting relapse in alcohol and cocaine abuse. No human test results for rimonabant in alcohol abuse have yet been published.

     There are also a number of companies reported to be developing medications for reducing craving in the treatment of alcoholism. These include:

•	Alkermes is developing a long-acting injectable form of naltrexone, Vivitrex®, intended to be administered by a physician via monthly injections. The company reports results from a phase III clinical study indicated that in the overall study population, patients treated with Vivitrex 380 mg experienced approximately a 25% reduction in the rate of heavy drinking relative to placebo. Alkermes reports it intends to submit a new drug application (NDA) to the FDA in the first half of 2005.

•	Merck AG has received FDA approval to market Campral® Delayed-Release Tablets (acamprosate calcium). Acamprosate is an NMDA receptor antagonist. The product must be taken two to three times per day on a chronic or long-term basis. Forest Pharmaceuticals is marketing this product within the U.S.

     While withdrawal from cocaine dependence is not considered to involve a significant risk of death, withdrawal symptoms from current detoxification procedures are unpleasant. Following an extended period of dependence, cocaine addicts generally are unable to experience the feeling of pleasure during and following detoxification as a result of the effects of cocaine on the brain. Detoxification procedures typically involve the use of sedatives to assist patients through this difficult period. Following treatment, cue induced cravings, however, are especially pronounced and may re-occur for months to years. Several classes of pharmaceutical agents have been investigated as potential maintenance agents (e.g.,anti-depressants and dopamine agonists); however, none are FDA approved for treatment of cocaine dependence or generally accepted in medical practice. Their effects are variable in terms of providing symptomatic relief, and many of the agents may cause side effects or may not be well tolerated by patients.

     There are currently no accepted medical treatments for methamphetamine dependence. Anti-depressants and dopamine agonists have been investigated as possible maintenance therapies, but none have been FDA approved or are generally accepted for medical practice. In October 2004 Yaupon Therapeutics announced it has initiated human clinical testing of its plant-derived experimental treatment for methamphetamine addiction, Lobeline, in a phase-I safety trial.

     As noted above, we believe the HANDS Protocols can be used at any stage of recovery, and can complement existing treatments. As such, our protocols offer a potentially valuable alternative to traditional medical treatment. Moreover, because treatment with the HANDS Protocols is designed to target neurochemical imbalances in the brain over a short course of treatment, we do not view the current medical therapies as directly competitive.

Our Competitive Advantage

     We believe the HANDS Protocols can offer an advantage to traditional alternatives for several reasons. First, treatment provided under the HANDS Protocols is designed to addresses a spectrum of patient needs, including physiological, nutritional and psychological elements. Second, the HANDS Protocols are targeted, medically supervised procedures designed to address the neurochemical imbalances in the brain caused or worsened by substance dependence. The rationale for the approach is that by addressing the underlying physiologic aspects of substance dependence, dependent persons may be afforded an opportunity to better address the behavioral and environmental components of their disease. Third, initiation of the HANDS Protocols offers the convenience of a 2 to 3 day treatment. Fourth, the HANDS Protocols are designed to minimize withdrawal symptoms, reduce cravings, and provide patients with support as they progress through the recovery process. Fifth, the protocols are designed for use at any stage of recovery, and can complement existing treatments.

     Retrospective data collected from patients treated with the HANDS Protocols at our first U.S. licensee treatment center suggest promising results in terms of treatment completion rates, abstinence rates and reduction of cravings based on patient follow-up ranging from three to twelve months post treatment. At Little Company of Mary–San Pedro Hospital, 53 patients were treated from November 2002 through December 2004 with the HANDS Protocols, of whom approximately 70% had unsuccessfully undergone prior treatment. For 34 alcohol patients and 19 stimulant patients, who were followed for 90 days and 180 days post treatment, the outcome results are summarized below:

Alcohol

	Days post treatment
	90		180

Continuous Abstinence	20	59%	17	55%
Use with No Problems*	5	15%	5	16%
Relapsed	8	23%	8	26%
Unknown	1	3%	1	3%

Total Patients	34	100%	31	100%

Stimulants (Cocaine and Methamphetamine)

	Days post treatment
	90		180

Continuous Abstinence	11	58%	6	50%
Use with No Problems*	1	5%	0	0%
Relapsed	6	32%	5	42%
Unknown	1	5%	1	8%

Total Patients	19	100%	12	100%

*	Patients reporting use of the substance at least once post treatment, but not returning to harmful or compulsive use.

     Following treatment patient self-reports include elimination of cravings and increased mental clarity and focus (cognitive function). Further, patients were asked to rate their quality of life before and after treatment, most of whom reported both immediate and sustained post-treatment improvement in sleep, appetite, mood, concentration, memory, work, relationships and stress.

     The outcomes shown above are for patients treated with the current HANDS Protocols in one treatment center. Outcome information was obtained by follow-up phone interview by the clinical site manager. The limited initial results of the retrospective evaluation were not obtained in a formal research study, may not provide a sufficient sample size to draw any conclusions regarding efficacy, and may not be indicative of the long-term future performance of our protocols. In addition, patients’ statuses may change after longer periods of post-treatment follow-up, negatively affecting the overall results of the treatment outcomes collected to date. We are currently in the process of awarding unrestricted grants for research studies in special populations and controlled studies to test the efficacy of the HANDS Protocols. Formal research, further studies, independent research reports or reviews may qualify or contradict the limited results that we have observed.

     We believe that the total cost of providing treatment using the HANDS Protocols falls within the typical range of prices for conventional treatment programs. We also believe, based on the limited initial results discussed above, that treatment using our protocols may have higher completion rates, greater compliance, reduction or elimination of withdrawal symptoms, reduction or elimination of cravings, improved cognitive functioning and potentially lower relapse rates.

Our Strategy

     We intend to continue our efforts to: (1) exploit our current proprietary, patent-pending treatment technology by expanding the number of treatment sites that license our protocols; (2) increase awareness about the HANDS approach among consumers and, ultimately, professional audiences, through both local and national marketing initiatives designed to increase patient throughput to sites with license rights to the protocols; and (3) acquire, license, develop and bring to market new substance dependence treatment protocols via our own internal research and development as well as strategic alliances with major research institutions worldwide.

1. Expand the Number of Inpatient Treatment Sites

We currently have multi-year contracts with fourteen hospitals and healthcare providers to license and utilize the HANDS Protocols, of which twelve were signed in the last six months and are in various stages of training and start-up. For the year ended December 31, 2004, HANDS licensing fees from one hospital in Los Angeles accounted for 86% of our revenues. We intend to continue to develop a system of licensees within the U.S. authorized to use the HANDS Protocols for those diagnosed with dependence to alcohol, cocaine or methamphetamine, as well as combinations of these drugs.

We are actively engaged in seeking to expand our base of treatment sites, focusing on large metropolitan areas within the U.S. We will focus our expansion plans on densely populated cities, particularly in states where patients are migrating to other states for treatment at residential facilities. We believe our treatment protocols will provide hospitals and physicians access to an affordable and convenient treatment alternative for their substance dependent patients.

2. Local and National Marketing Initiatives to Consumers and Professionals

The HANDS Protocols represent a medically supervised approach to treatment rooted in the belief that by addressing the underlying physiologic aspects of substance dependence, dependent persons may be afforded an opportunity to better address the behavioral and environmental components of their disease. We intend to utilize both local and national marketing initiatives to raise awareness of the HANDS approach in order to increase patient awareness of the HANDS Protocols. The marketing strategy will initially focus on consumers, by providing education and information that emphasizes substance dependence as a disease, highlights the potential benefits of HANDS as an innovative and convenient medically supervised treatment approach, and encourages consumers to consult treatment for more information.

As data from our research studies become available, we will expand our marketing initiatives to more aggressively target the professional community (e.g., physicians, counselors, therapists, payors and other allied professionals). This staged strategic approach to our marketing efforts takes into account: (i) the need to increase patient awareness of licensee sites; and (ii) that a more robust data dossier will be required by the professional community.

3. Develop New Substance Dependence Treatment Protocols

Our goal is to bring new treatment protocols to market on an ongoing basis. We will seek to acquire or license new substance dependence treatment protocols that may be developed in the future. Further, we intend our internal research programs will utilize an array of alliances and partnerships with other organizations specializing in the research and development of new substance dependence treatment technologies. We believe that this research alliance strategy will seek to create, maintain and strengthen our position as a leader in dependence treatment technology.

Our Technology, Products and Services

     Our treatment technology is based on studies and research that have established that substance dependence is associated with altered cortical activity and changes in neurotransmitter function, which are critical to brain function. Moreover, the changes in the neurochemistry of the brain underlie the hallmarks of substance dependence, including craving, tolerance, withdrawal symptoms and relapse. Our protocols are designed to address the neurochemical imbalances in the brain induced or exacerbated by substance dependence, as well as provide nutritional supplementation and incentives for individualized continuing care. We have labeled this proprietary approach the HANDS Protocols. There are two products available for licensing by hospitals and other healthcare providers: the HANDS Protocol for Alcohol Dependence and the HANDS Protocol for Stimulant Dependence (or combined dependence to alcohol and stimulants). Additionally, we provide proprietary administrative services to assist physicians and facilities with staff education, marketing and sales support, and outcomes tracking for data analysis.

     The HANDS Protocols consist of:

•	A comprehensive physical exam, including specific laboratory tests, prior to initiation of treatment

•	Medical supervised administration of prescription medications and nutritional supplements

•	Discharge prescription medications and nutritional supplements

•	Information about and incentives for individualized continuing care options

     The HANDS Protocols involve the off-label administration of both oral and intravenously administered medications that have been FDA approved for indications other than substance dependence. While the risks and benefits of the combinations of the medications used in the HANDS Protocols have not been established, physicians are permitted to prescribe prescription drugs for off-label uses in the independent practice of medicine. The HANDS Protocols are not appropriate for all patients. It is up to the HANDS treating physician to decide whether treatment with the HANDS Protocols is appropriate for any given patient. The HANDS treating physician must make the treatment decision regarding appropriateness of using the HANDS Protocol during the detoxification, or any other stage, of substance dependence recovery. Some of the medical tests may be performed by the potential patient’s primary care physician and be reviewed in collaboration with the HANDS treating physician. It is up to the HANDS treating physician to decide where and by whom any required medical tests will be performed. We do not endorse or recommend any particular physicians and identify for information purposes only those physicians who have obtained license rights to use the HANDS Protocols. We make no representations about the quality of care rendered by these or any other physicians. We do not provide medical advice or medical treatment and make no claims about the effectiveness and suitability of the HANDS Protocols for any individual patient.

Sales and Marketing

     Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. We will focus on expanding our presence in the U.S. market by targeting geographic areas with high numbers of substance dependent individuals, and licensing our protocols and providing our services to healthcare providers in those areas. We will focus our direct sales efforts on recruiting new healthcare providers in identified target markets to expand our number of treatment site customers.

     Our marketing strategy is based upon developing and promoting a comprehensive treatment approach integrating proprietary state-of-the-art treatment protocols, assessment tools, education, and information about aftercare programs. We will co-promote programs with our licensees through community outreach initiatives, local sponsorship of professional education programs, public relations, targeted advertising and direct mail. On a national level, we will promote our proprietary brands through Internet marketing, advocacy development, targeted advertising, and sponsorship of educational programs.

     Our marketing of the HANDS Protocols will be done in two ways:

•	Promoting broad awareness

•	Focused target market initiatives

     Broad awareness will be done via our consumer website, press releases, endorsements, printed media advertising, Internet promotions and local radio, television and print media coverage. We will support local targeted marketing efforts of the hospitals, healthcare facilities and other healthcare providers that license our HANDS Protocols. Additional target market campaigns may be accomplished via local publications, direct mail, seminars, forums, tradeshows, community outreach and email to generate referral sources and referrals.

Community Outreach

     As noted above, a cornerstone to our marketing strategy will be to increase awareness among consumer audiences by providing education and information about substance dependence as a disease, and the HANDS Protocols as an innovative, convenient medically supervised treatment approach. Working in concert with our licensees, we intend to create or leverage community forums (e.g., community presentations, health fairs, etc.) that will provide opportunities to engage our target segments, most notably consumers (i.e., potential patients, their families and friends), leaders from the local business communities and, to a lesser extent (until data is available from the HANDS™ research studies), referral sources within the healthcare community. We also intend to utilize direct mail or other outreach vehicles to offer branded educational and informational materials to promote a direct and iterative “dialogue” with consumers (and, pending data availability, professional constituents).

     Our community outreach activities may also involve partnering with third-party organizations – on either a local or national level – to further increase the penetration of these initiatives within targeted market segments, as well as provide a potential public relations platform to enhance the reach of the initiatives.

Public Relations

     The goal of our public relations program will be primarily to promote awareness and generate leads from consumers (i.e., potential patients, their families and friends), with a secondary emphasis on referral sources, healthcare professionals and third-party organizations. This may be done via press releases, endorsements, and media placement campaigns. The forms of media that will be targeted for placement will be print media, local radio segments and stories, Internet postings, local, regional, and national television segments and stories. We believe this form of awareness/lead generation to be superior to advertising both in terms of quality of awareness and number of leads generated.

Advertising

     We anticipate that advertising will be limited to local publications in regional treatment center areas, specific trade publications for occupations with high substance dependence rates, healthcare professional publications with subscribers who would be good referral sources and top Internet search engines.

     In addition to our goal of the HANDS Protocols becoming a preferred treatment method for individuals seeking to pay for treatment privately, we believe that third party payors, including entities from both the government and private sectors, will be important to our long-term growth. We will conduct business development initiatives to secure the acceptance and endorsement of treatment using our Protocols as appropriate for reimbursement by third party payors, nationally recognized substance dependence treatment organizations and governmental organizations.

Target Payor Groups

     In developing our marketing plan, we have taken into consideration the following market dynamics for our efforts:

Traditional Payors

Private Pay

To date, patients treated with the HANDS Protocol have been substantially private-pay patients. Our protocols are not currently approved for payment by any health insurance companies or other third-party payors. According to reports by SAMHSA, of persons aged twelve or older who received any alcohol or illicit drug treatment, more paid for all or part of their most recent treatment with their own savings or earnings (or those of family or friends) than any other source (47.4%). We will continue to focus our efforts on targeted communication to private pay patients (and their families) emphasizing the convenience and potential benefits of treatment using the HANDS Protocols. Moreover, as we are aware of no generally accepted medical treatments for methamphetamine dependence, we will have the opportunity to communicate the potential benefits of the HANDS Protocol for Stimulant Dependence to persons affected by methamphetamine dependence.

Managed Care, Insurance and other Third-Party Reimbursement

In order to compete effectively for managed care agreements and receive adequate reimbursement from payors for treatment using our protocols, clinical evidence must demonstrate that use of the HANDS Protocols is a beneficial and cost effective treatment approach. We will, through our clinical and market research activities, gather and disseminate appropriate data to the payor community that should validate the benefits and cost effectiveness of treatment using the HANDS Protocols. We believe that studies involving the HANDS Protocols have the potential to demonstrate cost effectiveness across patient populations. We plan to include or contract directly with disease state management providers in the design and conduct of our outcome studies.

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

Drug courts first came to prominence in 1989 as a means to deal with the growing number of alleged offenders involved with substance abuse. According to the “Drug Court Activity Fact Sheet, May 9, 2003,” the number of drug courts grew to 475 in 1999 and as of May 1, 2003, there are 1,042 drug courts located in all 50 states, with over 400,000 participants to date. Drug courts generally encourage the user to seek treatment in lieu of incarceration. We will seek to engage and educate all parties (judges, attorneys, physicians, counselors) that influence the selection of the drug treatment facility.

Employee Assistance Programs

Approximately 15% of the American workforce is unionized. Many of these unions and large employers support employee assistance programs (EAPs) that are well positioned to assist employees with a variety of social, legal, financial, and medical issues including substance dependence. For many blue-collar workers with addictive disabilities, EAPs are the first line of defense and support. For us, these EAPs may provide a potential referral source for centers that license our technology for qualified clients with third-party financial support. According to InfoUSA, there are approximately 1,100 EAPs in the United States. We plan to begin addressing this market by targeting discussions with large benefit companies that administer EAPs.

Research and Development

     We have contracted with a Contract Research Organization (CRO) to establish a clinical outcomes registry for the monitoring and evaluation of up to 750 patients undergoing the HANDS Protocols at our commercial licensee sites. We are also in the process of awarding unrestricted grants for a number of research studies commencing in 2005 to generate clinical data on the HANDS Protocols. The research studies will include open label studies for alcohol and methamphetamine dependence as well as controlled, double-blind studies conducted by preeminent researchers in the field of substance dependence. The combined cost of these studies and patient outcomes registry is estimated at approximately $8 million over the next two years. We expect the outcomes data from these studies may serve as validation for third-party payors.

     We intend to continually enhance our substance dependence treatment technology and products as well as research and develop new products to maintain technological competitiveness and deliver increasing value to new and existing customers. We are in the process of seeking to establish research collaborations with researchers specializing in the science of substance dependence.

     We will continue to expand our target markets by acquiring or licensing treatment methods for other substance dependencies as new technology is developed and becomes available.

Proprietary Rights and Licensing

     Our success depends upon a number of factors, including our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. To help ensure compliance with our license/joint venture agreements, we intend to deploy onsite business area managers. In March 2003 we acquired the patent-pending treatment protocols for alcohol and stimulants, which we have branded the HANDS Protocols. We have the following branded trade names:

•	Hythiam™

•	HANDS™

•	HANDS Protocols™

•	HANDS Protocol™

•	The HANDS Patient Protocol™

•	HANDS Treatment Protocol™

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

Financial Information about Segments

     We currently have only one business segment, domestic licensing of the HANDS Protocols, which generated 100% of our revenues for the year ended December 31, 2004.

Employees

     As of December 31, 2004, we employed 37 persons. We anticipate hiring additional employees over the next year to meet our growth expectations.

Executive Officers and Directors

     The following table sets forth certain information regarding our directors and executive officers.

			Director
Name	Age	Position	Since

Terren S. Peizer	45	Director, Chairman of the Board and Chief Executive Officer	2003
Anthony M. LaMacchia	51	Director, Chief Operating Officer	2003
Chuck Timpe	58	Chief Financial Officer
Monica Alfaro Welling	44	Senior Vice President – Marketing
James W. Elder	53	Senior Vice President – Business Development
David E. Smith, M.D.	65	Senior Vice President – Medical Affairs
Leslie F. Bell, Esq.	64	Director, Chair of Audit Committee, Member of Compensation Committee	2003
Hervé de Kergrohen, M.D.	47	Director, Chair of Nominations and Governance Committee, Member of Audit Committee	2003
Richard A. Anderson	35	Director, Member of Audit Committee	2003
Ivan M. Lieberburg, Ph.D., M.D.	55	Director, Chair of Compensation Committee	2003
Marc G. Cummins	45	Director, Member of Nominations and Governance Committee	2004

     Terren S. Peizer served until October 2003 as Chief Executive Officer of Clearant, Inc., which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology. He served as Chairman of its board of directors from April 1999 to October 2004 and a Director until February 2005. From February 1997 to February 1999, Mr. Peizer served as President and Vice Chairman of Hollis-Eden Pharmaceuticals, Inc., a NasdaqNM listed company. In addition, from June 1999 through May 2003 he was a Director, and from June 1999 through December 2000 he was Chairman of the Board, of supercomputer designer and builder Cray Inc., a NasdaqNM company, and remains its largest beneficial stockholder. Mr. Peizer has been the largest beneficial stockholder and held various senior executive positions with several technology and biotech companies. In these capacities he has assisted the companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations, and capital formation. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

     Chuck Timpe is a senior financial executive with over 30 years experience in the healthcare industry. Since March 1998 he has served as a Director and since June 2002 as Chairman of the Audit Committee for IPC-The Hospitalist Company, a $90 million physician specialty practice business. Prior to joining the company in June 2003, Mr. Timpe was Chief Financial Officer from its inception in February 1998 of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2003, creating one of the country’s largest clinical research site management organizations. Previously, he was a principal in private healthcare management consulting firms he co-founded, Chief Financial Officer of National Pain Institute, Treasurer and Corporate Controller for American Medical International (now Tenet Healthcare Corp., an NYSE company), and a member of Arthur Andersen LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a Certified Public Accountant.

     Monica Alfaro Welling has over 15 years of experience in all areas of U.S. and global marketing, sales and new product planning within endocrinology, nephrology, osteoporosis, CNS, gastroenterology, and genitourology. Prior to joining the company in March 2004, she was Senior Director Global Strategic Marketing for BOTOX™ for Allergan, Inc., where she directed market development, product development, and strategic planning for a brand with annual sales exceeding $360 million. Prior to joining Allergan, from August 1989 to February 2000, Ms. Welling held various positions at Novo Nordisk A/S in Denmark, most recently as Head of International hGH Strategic Marketing. As the head of marketing, new business development and new product marketing for all growth hormone related products/devices and therapeutic areas, she was responsible for brands with annual global sales of $260 million. She received a B.S. in Biology from the University of California, Irvine and an M.B.A. in International Marketing from South Danish University in Denmark.

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

  Leslie F. Bell has more than 35 years of experience in business and the practice of corporate and healthcare law. He is a director and senior executive of Salick Cardiovascular Centers LLC. From late 1997 until 2004 he was a Director and Senior Executive of Bentley Health Care, Inc. and certain of its subsidiaries, each of which was a developer and provider of disease-state outpatient, health care facilities and services. Mr. Bell was Co-Chairman and Co-Chief Executive Officer of Tractus Medical, Inc., a provider of patented relocatable ambulatory surgical center/operating rooms, which he co-founded in January 2002 until its sale in October 2004. From its inception in 1983 through several public offerings and until its sale completed in 1997 for a total of approximately $480 million, he served as a Director, Executive Vice President and Chief Financial Officer and from 1996 to 1997 was President of Salick Health Care, Inc. Mr. Bell has also served as a Director of YES Clothing Co. from 1990 to 1995. He was previously a Deputy Attorney General of the State of California, and managing partner of the law firm Katz, Hoyt & Bell. Mr. Bell attended the University of Illinois, received a J.D. (with honors) from University of Arizona College of Law, and is a member of the University of Arizona College of Law Board of Visitors and Dean’s Economic Council. Mr. Bell is licensed to practice law and is the sole director and President of Leslie F. Bell, Inc., a professional law corporation. He is also a director of various tax-exempt organizations principally formed to support research and education for specified health problems.

     Hervé de Kergrohen, M.D. since August 2002 has been a Partner with CDC Enterprises Innovation in Paris, a European venture capital firm, and since January 2001 has been Chairman of BioData, an international healthcare conference in Geneva. He sits on several boards with U.S. and European private health care companies, including Kuros BioSurgery and Bioring SA in Switzerland since January 2003, Praxim SA and Exonhit in France since September 2002, and Clearant, Inc. since December 2001. From February 1999 to December 2001 he was Head Analyst for Darier Hentsch & Co., then the third largest Geneva private bank and manager of its CHF 700 million health care fund. From February 1997 to February 1998 he was the Head Strategist for the international health care sector with UBS AGin Zurich. Dr. de Kergrohen started his involvement with financial institutions in 1995 with Bellevue Asset Management in Zug, Switzerland, the fund manager of BB Biotech and BB Medtech, where he covered the healthcare services sector. He was previously Marketing Director with large U.S. pharmaceutical companies such as Sandoz USA and G.D. Searle, specialized in managed care. Dr. de Kergrohen received his M.D. from Université Louis Pasteur, Strasbourg, and holds an M.B.A. from Insead, Fontainebleau.

     Richard A. Anderson has more than a decade of experience in business development, strategic planning and financial management. He was the Chief Financial Officer of Clearant, Inc. from November 1999 to March 2005 and has been a Director since November 1999. He served as Chief Financial Officer of Intellect Capital Group from October 1999 through December 2001. From February through September 1999, he was an independent financial consultant. From August 1991 to January 1999, Mr. Anderson was with PriceWaterhouseCoopers, LLP, most recently a Director and founding member of PriceWaterhouseCoopers Los Angeles Office Transaction Support Group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

     Ivan M. Lieberburg, Ph.D., M.D. is currently Executive Vice President, Chief Medical Officer at Elan Company, plc, a worldwide biopharmaceutical company listed on the NYSE, where he has held a number of positions over the last seventeen years, most recently Senior Vice President of Research. Dr. Lieberburg sits on the scientific advisory boards of Health Care Ventures, Flagship Ventures, NewcoGen, and the Keystone Symposium. Prior to joining Elan in 1987, he performed his postdoctoral research at The Rockefeller University and his medical residency and postdoctoral fellowship at University of California, San Francisco, where he is presently a Clinical Professor of Medicine. He previously held faculty positions at Albert Einstein School of Medicine and Mt. Sinai School of Medicine. Dr. Lieberburg has authored over 100 scientific publications, and has been named to a number of honors including Rockefeller University Fellow, Public Health Corps Scholar, National Research Service Award, Hartford Foundation Scholar and McKnight Foundation Fellow in Neuroscience. He is board certified in internal medicine and endocrinology/metabolism. Dr. Lieberburg received an A.B. in biology from Cornell University, a Ph.D. in Neurobiology from The Rockefeller University and an M.D. from University of Miami School of Medicine.

     Marc G. Cummins is a Managing Partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was Managing Director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings. He currently serves on the boards of several private companies including Case Logic Inc., Floorgraphics Inc., Titan Outdoor, LLC and DoveBid, Inc. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at the University of Pennsylvania.

Organization of Company

     Hythiam, Inc., a development stage company, was formed and incorporated in New York on February 13, 2003, by Reserva, LLC, a non operating company wholly owned by the company’s chief executive officer. The registrant, which was formerly known as Alaska Freightways, Inc. (“Alaska”), was incorporated in the state of Nevada on June 1, 2000, and previously provided transportation and freight brokerage services in the state of Alaska. In September and October 2003, Alaska sold substantially all of its operating assets and liabilities, merged with the Company, changed its name to Hythiam, Inc. and reincorporated in Delaware on September 29, 2003. Following merger, reincorporation and consolidation transactions, the registrant is now the sole surviving entity. Because the Company was the sole operating company at the time of the merger with Alaska, the merger was accounted for as a reverse acquisition, with the Company deemed the acquirer for accounting purposes.

Executive Officers

     There are no family relationships among any of our directors, executive officers or key employees. We consider Terren S. Peizer, Anthony M. LaMacchia, Chuck Timpe, Monica Alfaro Welling, James W. Elder and David E. Smith, M.D. to be our executive officers.

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

Risks Related to Our Business

We are a development stage company with a limited operating history, making it difficult to evaluate our future performance

     We are a development stage company with a very limited history of operations. We were formed in February 2003 and commenced operations in June 2003. Investors have no substantive financial information on prior operations to evaluate the company as an investment. Our potential future success must be viewed in light of the problems, expenses, difficulties, delays and complications often encountered in the formation of a new business. We will be subject to the risks inherent in the ownership and operation of a startup development stage company such as regulatory setbacks and delays, fluctuations in expenses, competition, the general strength of regional and national economies, and governmental regulation. Any failure to successfully address these risks and uncertainties would seriously harm our business and prospects.

We expect to continue to incur operating losses, and if we are not able to raise necessary additional funds we may have to reduce or stop operations

     We have not generated significant revenues or become profitable, may never do so, and may not generate sufficient working capital to cover the cost of operations. We had revenues of $192,000 in 2004 and $75,000 in 2003, primarily generated from a single hospital. Our accumulated deficit through December 31, 2004 was $15.4 million. We anticipate that operating deficits will continue to arise during the next 12 months of our operations. Because many of our costs generally will not decrease, the cost of operating the company will exceed the income therefrom during this period. No party has guaranteed to advance additional funds to us to provide for any such operating deficits. Our cash and marketable securities reserves were approximately $27 million as of December 31, 2004. Our current cash burn rate is approximately $1.0 million per month. We expect to increase our monthly expenditures over the next twelve months as we increase staff, commence marketing activities, expand the number of licensees and initiate research studies. If our revenues do not meet expectations and our expenses continue to increase, our cash reserves will be exhausted in approximately fifteen months, and we will be required to seek additional funds.

     We may seek additional funding through public or private financings or collaborative arrangements. If we obtain additional capital through collaborative arrangements, these arrangements may require us to relinquish greater rights to our technologies and protocols than we might otherwise have done. If we raise additional capital through the sale of equity, or securities convertible into equity, further dilution to our then existing stockholders will result. If we raise additional capital through the incurrence of debt, our business may be affected by the amount of leverage we incur, and our borrowings may subject us to restrictive covenants. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to obtain adequate financing on a timely basis, we may be required to delay, reduce or stop operations, any of which would have a material adverse effect on our business.

We are dependent on third party healthcare providers licensing and using our products and services, and if they delay or fail to do so our revenues and earnings could be adversely affected

      Only a physician may treat patients using the HANDS Protocols, which requires us to enter into licenses with hospitals, properly equipped outpatient settings or other treatment facilities in order to provide convenient treatment access points for patients. Our sales are therefore dependent to a significant degree upon the relationships we can establish with hospitals, physicians and other healthcare facilities to license our protocols for treating their patients. Through December 31, 2004, substantially all of our revenues have been derived from licensing fees from only one hospital. As of March 28, 2005, fourteen hospitals and healthcare providers have entered into agreements with us, twelve of whom have signed contracts with us since September 30, 2004. The number of patients treated in 2004 by our licensees was 37, including 14 in the fourth quarter. Rollout is anticipated to be dependent on our ability to negotiate and conclude licensing agreements within major metropolitan areas across the country and their ability to generate patients. If we are unable to enter into similar arrangements with additional healthcare providers for any reason, that would significantly limit our growth potential and negatively impact our business prospects. In addition, if hospitals and healthcare providers do not attract sufficient patient volume and revenue they may not be willing to carry or continue to offer our products and services.

     The success of our protocols is ultimately dependent upon referrals of patients to facilities that license our technology and upon the use of our protocols by physicians in treating their patients. There is no requirement for physicians to refer their patients to facilities that license our protocols, or to use our protocols in treating their patients. They are free to refer patients to any other substance dependence treatment service, program or facility, and to treat their patients using whatever method they determine to be in the patients’ best interests. The failure of our products and services to generate physician referrals to facilities that use our products and services, or the loss of key referring physicians or physicians that use our protocols could have a material adverse effect on operations and could adversely affect our revenues and earnings.

We may be dependent on third party collaborations to develop our products and services and, if they fail or refuse to perform, commercialization of our protocols may be delayed

     Our future success will depend in part on establishing and maintaining effective strategic partnerships and collaborations to gain access to treatment modalities, expand and complement our research, development and commercialization capabilities, and reduce the cost of developing and commercializing protocols on our own. While we are in discussions with a number of companies and institutions to establish relationships and collaborations, we may not reach definitive agreements with any of them. Even if we enter into these arrangements, we may not be able to maintain these relationships or establish new ones in the future on acceptable terms. Furthermore, these arrangements may require us to grant rights to third parties or may have other terms that are burdensome to us, and may involve the acquisition of our securities. Our partners may decide to develop alternative technologies either on their own or in collaboration with others. If any of our partners terminate their relationship with us or fail to perform their obligations in a timely manner, the development or commercialization of our potential technology and protocols may be substantially delayed.

We may fail to successfully manage and maintain the growth of our business, which could adversely affect our results of operations

     As we implement commercial operations and continue expanding our sales and marketing activities, this expansion could put significant strain on our management, operational and financial resources. To manage future growth, we will need to continue to hire, train and manage additional employees, particularly a specially-trained sales force to market our protocols. Concurrent with expanding our operational and marketing activities, we will also be increasing our research and development activities, most significantly the development of protocols for other types of addictions, with the expectation of ultimately commercializing those products. We have maintained a small financial and accounting staff, and our reporting obligations as a public company, as well as our need to comply with the requirements of the Sarbanes-Oxley Act of 2002, the rules and regulations of the SEC and The Nasdaq National Market, will place significant demands on our financial and accounting staff, on our financial, accounting and information systems and on our internal controls. As we grow, we will need to add additional accounting staff and continue to improve our financial, accounting and information systems and internal controls in order to fulfill our reporting responsibilities and to support growth in our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our anticipated growth or that management will be able to hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to achieve our marketing and commercialization goals or to satisfy our reporting and other obligations as a public company.

Our treatment protocols may not be as effective as we believe them to be, which could limit or prevent us from establishing and maintaining product revenues

     Our belief in the efficacy of our treatment protocols is based on a limited number of unpublished studies, primarily in Spain, and our very limited initial experience with a small number of patients in the United States. Such results may not be statistically significant, have not been subjected to detailed scientific scrutiny, and may not be indicative of the long-term future performance of our protocols. While we have not experienced such problems, if our treatment protocols cannot be effectively implemented on a large scale basis or the initially indicated results cannot be successfully replicated, we may be unable to implement our business model.

Our marketing efforts may not result in acceptance of our protocols in the marketplace, which could adversely affect our revenues and earnings

     While we have been able to generate initial interest in our protocols among a limited number of healthcare providers, there can be no assurance that our efforts or the efforts of others will be successful in fostering acceptance of our protocols in the target markets. If our marketing and promotional efforts are not as successful as we expect them to be, the likelihood of expending all of our funds prior to reaching a level of profitability will be increased.

     Marketplace acceptance of our protocols may largely depend upon healthcare providers’ interpretation of our limited data, or upon reviews and reports that may be given by independent researchers. We are in the process of awarding unrestricted grants to academic and affiliated research institutions and other research organizations interested in conducting research studies of our HANDS Protocols. In the event the testing by such groups does not give our treatment technology high approval ratings, it is unlikely we will be able to achieve significant market acceptance.

Our industry is highly competitive, and we may not be able to compete successfully

     The healthcare business in general, and the substance dependence treatment business in particular, are highly competitive. Hospitals and healthcare providers that treat substance dependence are highly competitive, and we must convince them that they will benefit by use of our protocols. We will compete with many types of substance dependence treatment facilities and other service providers, many of whom are more established and better funded than we are. Many of these other products and services are well established in the same markets we will target, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization and experience than we have.

     The addiction medication naltrexone is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia® by Bristol Myers Squibb for the treatment of alcohol dependence. However, naltrexone must be administered on a chronic or continuing basis and is associated with relatively high rates of side effects, including nausea. U.S. sales are estimated to be just under $25 million per year for this treatment.

     The French pharmaceutical firm Sanofi Aventis SA has announced plans to seek FDA approval for the experimental drug rimonabant, trade name Acomplia, next year. It claims the drug may be used to treat addiction, including fighting relapse in alcohol and cocaine abuse. No human test results for rimonabant in alcohol abuse have yet been published.

     There are also a number of companies reported to be developing medications for reducing craving in the treatment of alcoholism. These include:

•	Alkermes is developing a long-acting injectable form of naltrexone, Vivitrex, intended to be administered by a physician via monthly injections. The company reports results from a phase III clinical study indicated that in the overall study population, patients treated with Vivitrex 380 mg experienced approximately a 25% reduction in the rate of heavy drinking relative to placebo. Alkermes intends to submit a new drug application (NDA) to the FDA in the first half of 2005.

•	Merck AG has received FDA approval to market Campral® Delayed-Release Tablets (acamprosate calcium). Acomprasate is an NMDA receptor antagonist. The product must be taken two to three times per day on a chronic or long-term basis. Forest Pharmaceuticals is marketing this product within the U.S.

     We see these products as being potentially useful during the continuing care phase of treatment following treatment using the HANDS Protocols, but not being directly competitive. To the best of our knowledge, there are no treatment protocols or medications approved, marketed or in development within the U.S. that reduce the cravings for cocaine, methamphetamine or other additive prescription psychostimulants. However, our competitors may develop and introduce new processes and products that are equal or superior to our protocols in treating substance dependences. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.

     There are approximately 2,500 facilities reporting to the Substance Abuse and Mental Health Services Administration that provide substance dependence medical treatment services on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center, Caron Foundation, Hazelden and Sierra Tucson. In addition, individual physicians may provide substance dependence treatment in the course of their practices. We believe the HANDS Protocols offer an advantage to traditional alternatives because they provide a medically supervised treatment methodology that is non-sedating, the initial treatment can be completed in only two to three days, and they are designed to offer an immediate improvement in cognitive function and to reduce craving, a primary cause of relapse. For cocaine and other addictive stimulants there is a two day follow-up treatment three weeks later.

     However, we anticipate several potential points of resistance to penetrating the substance dependence treatment market. First, there is the historical focus on the use of psychological or behavioral therapies as opposed to medical or physiological treatments for substance dependence. Healthcare providers and potential patients may be resistant to the transition of treating substance dependence as a disease rather than as a behavioral aberration. Second, healthcare providers may be reluctant to use the HANDS Protocols due to the absence of published clinical studies supporting their efficacy. While we have embarked upon an active clinical program which is intended to lead to publications in medical journals, there can be no assurance that the clinical program will lead to acceptable results or that the results will be published. If we are unable to penetrate these substantial barriers to entry we may not be able to successfully implement our business plan.

We depend on key personnel, the loss of which could impact the ability to manage our business

     Our future success depends on the performance of our senior management and key professional personnel. It therefore depends to a significant extent on retaining the services of our key executive officers, in particular our Chairman and Chief Executive Officer, Terren S. Peizer, our Director and Chief Operating Officer, Anthony M. LaMacchia, our Chief Financial Officer, Chuck Timpe, our Senior Vice President of Marketing, Monica Alfaro Welling, and our Senior Vice President of Medical Affairs, David E. Smith, M.D. Each of these key executives is party to an employment agreement which, subject to termination for cause or good reason, has a term of four or five years. While we believe our relationships with our executives are good and do not anticipate any of them leaving in the near future, the loss of the services of Mr. Peizer or any other key member of management could have a material adverse effect on our ability to manage our business. While we have not experienced any problems in attracting and retaining desirable employees, our success is dependent upon our ability to continue to attract and retain qualified management, professional, administrative and sales personnel to support our future growth.

We are subject to personal injury claims, which could result in substantial liabilities that may exceed our insurance coverage

     All significant medical treatments and procedures, including treatment utilizing our protocols, involve the risk of serious injury or death. While we do not treat patients and have not been the subject of any personal injury claims for patients treated by providers using our protocols, our business entails an inherent risk of claims for personal injuries, which are subject to the attendant risk of substantial damage awards. A significant source of potential liability is negligence or alleged negligence by physicians treating patients using our protocols. In addition, our contracts may require us to indemnify physicians, hospitals or their affiliates for losses resulting from claims of negligence. There can be no assurance that a future claim or claims will not be successful or, including the cost of legal defense, will not exceed the limits of available insurance coverage.

     We currently have insurance coverage for up to $5 million per year for personal injury claims. We may not be able to maintain adequate liability insurance, in accordance with standard industry practice, with appropriate coverage based on the nature and risks of our business, at acceptable costs and on favorable terms. Insurance carriers are often reluctant to provide liability insurance for new healthcare services companies and products due to the limited claims history for such companies and products. In addition, based on current insurance markets, we expect that liability insurance will be more difficult to obtain and that premiums will increase over time. In the event of litigation, regardless of its merit or eventual outcome, or an award against us during a time when we have no available insurance or insufficient insurance, we may sustain significant losses of our operating capital which may substantially impair or destroy the investments of stockholders.

Risks Related To Our Intellectual Property

We may not be able to adequately protect the proprietary treatment protocols which are the core of our business

     We consider the protection of our proprietary treatment protocols to be critical to our business prospects. We obtained the rights to some of our most significant patent-pending technologies through a license agreement which is subject to a number of conditions and restrictions, and a breach or termination of that agreement could significantly impact our ability to use and develop our technologies.

     In addition, the patent applications filed and licensed by us may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art in the literature that may preclude a claim of novelty. Other inventors may have filed earlier patent applications of which we are unaware and which may prevent our applications from being granted. Patent examiners and third parties may object to the validity or scope of some or all of our claims. Any of the patents that have been or may be issued to us will expire twenty years after they are filed.

      Competitors or others may at any time institute challenges against the validity or enforceability of any patent owned by us, and if successful our patents may be denied, rendered unenforceable, or invalidated. The cost of litigation to uphold the validity of patents, and to protect and prevent infringement of patents can be substantial. Maintaining, prosecuting, and enforcing a patent portfolio might require funds that may not be available.

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

     While we have not had any significant issues to date, the loss of any of the proprietary rights which we believe are protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors.

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information

     In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. To date we have had one instance, in February 2004, in which it was necessary to send a formal demand to cease and desist using our protocols to treat patients to a consultant who had signed a confidentiality agreement. He subsequently complied with the demand and signed an innovation, proprietary information and confidentiality agreement, and an intellectual property assignment agreement. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may not be able to adequately protect our other intellectual property rights, which could limit our ability to compete

     While we believe we have proprietary ownership, assigned or licensed rights in intellectual property which is capable of protection under federal copyright and patent laws, and under state laws regarding trade secrets, we may not have taken appropriate legal measures, and may not be able to adequately secure the necessary protections for our intellectual property. We have not patented all of our technologies, or registered all of our trademarks or copyrights and, until we do so, we must rely on various state and common law rights for enforcement of the rights to exclusive use of our trade secrets, trademark and copyrights.

     Our trademark applications for our trademarks HANDS™, The HANDS Patient Protocol™, HANDS Treatment Protocol™, HANDS Protocol™, HANDS Protocols™, Hythiam™ and the Hythiam logo are pending before the U.S. Patent and Trademark Office, and we have not yet been granted registration for these marks. If our trademark registrations are objected to or denied that may impact our ability to use and protect our brand names and company and product identity.

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

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business

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

Risks Related to Our Industry

The healthcare industry in which we operate is subject to substantial regulation by state and federal authorities, which could hinder, delay or prevent us from commercializing our protocols

     We generate revenues by charging fees directly to the healthcare providers who license our technology and contract for our services. The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization and delivery of healthcare services. Although our licensees do not currently bill or seek reimbursement from Medicare, Medicaid or other governmental organizations for the treatment of patients using the HANDS Protocols, we are nevertheless subject to the overall effect of the changes created by increased cost control and financial pressures on the industry. We believe that this industry will continue to be subject to increasing regulation, political and legal action, the scope and effect of which we cannot predict. Legislation is continuously being proposed, enacted and interpreted at the federal, state and local levels to regulate healthcare delivery and relationships between and among participants in the healthcare industry. Many healthcare laws are complex, applied broadly and subject to interpretation by courts and government agencies. Many existing healthcare laws and regulations were enacted without anticipation of our business structure or our products and services, yet these laws and regulations may be applied to us and our products and services. Our failure, or the failure of our customers and business partners, accurately to anticipate the application of these healthcare laws and regulations could create liability for us and negatively impact our business.

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

     There can be no assurance that government regulations applicable to our proposed products and services or the interpretation thereof will not change and any such changes could prevent us from marketing some or all of our products and services for a period of time or permanently. We are unable to predict the extent of adverse governmental regulation which might arise from future federal, state or foreign legislative, judicial or administrative action. The federal government from time to time has made proposals to change aspects of the delivery and financing of healthcare services. We cannot predict what form any such legislation may take, how the courts would interpret it, or what effect such legislation would have on our business. It is possible that any such legislation ultimately enacted will contain provisions which may adversely affect our business.

We may be subject to regulatory and investigative proceedings, which may find that our policies and procedures do not fully comply with complex and changing healthcare regulations

     We have established policies and procedures that we believe will be sufficient to ensure that we operate in substantial compliance with applicable laws, regulations and requirements. Patients treated using the HANDS Protocols receive medical care in accordance with orders from their attending physicians. Each licensed physician is responsible for exercising their own independent medical judgment in determining the specific application of our treatment protocols, and the appropriate course of care for each patient. No employment relationship is expected to exist between us and the attending physicians who treat patients using our protocol. In the course of performing our administrative duties, we may bill and collect funds from patients on behalf of the healthcare provider, and disburse a portion of that money to the facility and/or the attending physician for professional services rendered. We do not currently operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. The hospitals and licensed healthcare facilities that contract for the use of our technology own their facility license, and control and are responsible for the clinical activities provided on their premises. After the treatment procedure, local clinics and healthcare providers specializing in drug abuse treatment administer and provide follow up care. While we believe that our business practices are consistent with applicable law, the criteria are often vague and subject to change and interpretation.

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

The promotion of our products and services may be found to violate federal law concerning “off-label” uses of prescription drugs, which could prevent us from marketing our protocols

     The Food Drug & Cosmetic Act, or FDC Act, requires that prescription drugs be approved for a specific medical indication by the FDA prior to their marketing in interstate commerce. While we do not manufacture, sell, or distribute prescription drugs, our procedural medical protocols call for the use of prescription drugs for the treatment of chemical dependence and drug addiction, conditions not named in the drugs’ official labeling. While the FDA allows for pre-approval exchange of scientific information, provided it is nonpromotional in nature and does not draw conclusions about the ultimate safety or effectiveness of the unapproved drug, and generally does not regulate licensed physicians who prescribe approved drugs for non-approved or “off-label” uses in the independent practice of medicine, our promotion of our products and services may be found to violate FDA regulations or the FDC Act. The FDA has broad discretion in interpreting those regulations. If the FDA determines that our promotion of our medical treatment protocols constitutes labeling or the promotion of prescription drugs for unapproved uses, or brings an enforcement action against us for violating the FDC Act or FDA regulations, we may be unable to continue operating under our current business model. Even if we defeat any FDA challenge, the expenses associated with defending the claim or negative publicity concerning our off-label use of drugs could adversely affect our business and results of operation.

Treatment using our protocol may be found to require review or approval, which could delay or prevent the study or use of our protocols

     The FDA asserts jurisdiction over all clinical trials, or experiments, in which a drug is administered to human subjects. Hospitals and clinics have established Institutional Review Boards, or IRBs, to review and approve clinical trials using investigational treatments in their facilities. Certain investigations involving new drugs or off-label uses for approved drugs are subject to FDA approvals. While the decision about seeking IRB review is in the discretion of, and is the responsibility of, each hospital or physician, use of our treatment protocol by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or FDA approval. FDA has broad authority in interpreting and applying its regulations, so there can be no assurance that FDA will not find that use of our protocols by our licensees or collection of outcomes data on that use constitutes a clinical investigation subject to IRB and FDA jurisdiction. Individual hospitals and physicians may also submit their use of our protocols in treatment to their IRBs and there is no assurance individual IRBs will not find that use to be a clinical trial that requires FDA approval or that they will not prohibit or place restrictions on that use. Either of these results may adversely affect our business and the ability of our customers to use our protocols.

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business

     Many states, including California in which our principal executive offices are located, have laws that prohibit business corporations, such as Hythiam, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in certain arrangements, such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and ancillary services in connection with our protocols, or that our contractual arrangements to license our technology for a portion of the patient fees constitute improper fee-splitting, in which case we could be subject to civil and criminal penalties, our contracts could be found legally invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. There can be no assurance that this will not occur or, if it does, that we would be able to restructure our contractual arrangements on favorable terms.

Our business practices may be found to violate anti-kickback, self-referral or false claims laws, which may lead to penalties and adversely affect our business

     The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and “kickbacks” involving healthcare providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit certain offers, payments or receipts of remuneration in return for (i) referring patients covered by Medicare, Medicaid or other federal health care program, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from ordering certain services reimbursable by Medicare, Medicaid or other federal healthcare program from any entity with which the physician has a financial relationship. While providers who license our protocols currently do not seek such third party reimbursement for treatment using our protocols, we anticipate they may do so in the future. In addition, many states have similar laws, some of which are not limited to services reimbursed by federal healthcare programs. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal False Claims Act. In recent cases, the government has taken the position that violations of other laws, such as the anti-kickback laws or the FDA prohibitions against promotion of off-label uses of drugs, may cause the filing of claims that should also be prosecuted as violations of the False Claims Act.

     While we believe we have structured our relationships to comply with all applicable requirements, federal or state authorities may claim that our fee arrangements, agreements and relationships with contractors, hospitals and physicians violate these anti-kickback, self-referral or false claims laws and regulations. These laws are broadly worded and have been broadly interpreted by courts. It is often difficult to predict how these laws will be applied, and they potentially subject many typical business arrangements to government investigation and prosecution, which can be costly and time consuming. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored health care programs and forfeiture of amounts collected in violation of such laws. Some states also have similar anti-kickback and self-referral laws, imposing substantial penalties for violations. If our business practices are found to violate any of these provisions, we may be unable to continue with our relationships or implement our business plans, which would have an adverse effect on our business and results of operations.

We may be subject to healthcare anti-fraud initiatives, which may lead to penalties and adversely affect our business

     State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers, taking an expansive definition of fraud that includes receiving fees in connection with a healthcare business that is found to violate any of the complex regulations described above. Recent legislation expanded the penalties for heath care fraud, including broader provisions for the exclusion of providers from the Medicare, Medicaid and other healthcare programs. While to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our use and disclosure of patient information is subject to privacy regulations, which may result in increased costs

     In conducting research or providing administrative services to healthcare providers in connection with the use of our protocols, we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. The three rules that were promulgated pursuant to HIPAA that could most significantly affect our business are the Standards for Electronic Transactions, or Transactions Rule; the Standards for Privacy of Individually Identifiable Health Information, or Privacy Rule; and the Health Insurance Reform: Security Standards, or Security Rule. The respective compliance dates for these rules for most entities were and are October 16, 2003, April 16, 2003 and April 21, 2005. HIPAA applies to covered entities, which include most healthcare facilities and health plans that will contract for the use of our protocols and our services. The HIPAA rules require covered entities to bind contractors like Hythiam to compliance with certain burdensome HIPAA rule requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to our customers directly and to us, either directly or indirectly.

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

     New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle health care related data, and the cost of complying with these standards could be significant. If we do not properly comply with existing or new laws and regulations related to patient health information in conducting research or providing services we could be subject to criminal or civil sanctions.

We may not be able to profitably adapt to the changing healthcare and substance dependence treatment industry, which may reduce or eliminate our commercial opportunity

     Healthcare organizations, public and private, continue to change the manner in which they operate and pay for services. In recent years, the healthcare industry has been subject to increasing levels of government regulation of reimbursement rates and capital expenditures, among other things. For example, while we do not believe it will impact our operations because providers do not currently seek Medicare reimbursement for treatment using our protocols, the recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003 changes substantially the way Medicare will pay for prescription drugs and also creates or reforms other healthcare reimbursement. Proposals to reform the healthcare system have been considered by Congress and state legislatures. Any new legislative initiatives, if enacted, may further increase government regulation of or other involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for healthcare companies. We cannot predict the likelihood of all future changes in the healthcare industry in general, or the substance dependence treatment industry in particular, or what impact they may have on our earnings, financial condition or business.

Risks Related to Our Common Stock

Our stock price may be subject to substantial volatility, and you may lose all or a substantial part of your investment

     Our common stock is traded on the NASDAQ National Market. There is a limited public float, and trading volume historically has been limited and sporadic. Over the last year, our common stock traded between $2.00 and $8.40 per share on limited and sporadic volume ranging from zero to 280,000 shares per day. As a result, the current price for our common stock on the NASDAQ is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including, without limitation, the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, market conditions in our industry and the economy as a whole.

The company is controlled by a single principal stockholder who has the ability to determine the election of directors and the outcome of matters submitted to stockholders

     As of March 23, 2005, Reserva, LLC, a limited liability company whose sole managing member is Terren S. Peizer, our chairman and chief executive officer, beneficially owned 13,740,000 shares, which represent approximately 46% of our 30,115,179 shares of outstanding common stock. As a result, he presently and may continue to have the ability to determine or significantly influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Provisions in our certificate of incorporation, bylaws and Delaware law could discourage a change in control, and adversely affect existing stockholders

     Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. Our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

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

We have never paid cash dividends and do not intend to do so

     We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Payments of any cash dividends in the future will depend on our financial condition, results of operations and capital requirements, as well as other factors deemed relevant by our board of directors.

We may incur increased costs as a result of recently enacted and proposed changes in laws and regulations relating to corporate governance matters

     Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted or proposed by the Securities and Exchange Commission and by NASDAQ, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations.

ITEM 2. PROPERTY

     Our principal executive offices, including all of our sales, marketing and administrative functions, are located in leased office space of approximately 10,688 square feet in Los Angeles, California. The lease commenced on December 15, 2003, and has an initial base rent of approximately $33,000 per month, subject to annual adjustment over its seven-year term. We plan to lease an additional approximately 4,500 square feet in 2005 in near proximity to our executive offices to accommodate our general and administrative needs for the next twelve months. As we expand, we may lease additional regional office facilities, as necessary, to service our customer base. We believe that the current office space is adequate to meet our current needs, and that additional facilities will be available for lease to meet our future needs.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is listed for trading on The NASDAQ National Market under the symbol “HYTM.” Prior to March 8, 2005, the stock traded on the American Stock Exchange under the symbol “HTM.” Prior to December 15, 2003, the stock was quoted on the OTC Bulletin Board. As of March 28, 2005, there were 259 record holders and 1,767 beneficial owners of our common stock. Following is a list by fiscal quarters of the closing sales prices of our stock:

	Closing Sales Prices
2004	High	Low
4th Quarter	$6.51	$3.39
3rd Quarter	$4.47	$2.00
2nd Quarter	$6.45	$3.00
1st Quarter	$8.40	$5.56

2003	High	Low
4th Quarter	$7.50	$6.70
3rd Quarter (1)(3)	$7.10	$7.10
2nd Quarter (1)	$0.54	$0.52
1st Quarter (2)	—	—

Notes to Stock Price Table:

(1) Adjusted to reflect a 2.007 for one forward stock split on September 30, 2003, and rounded down to the nearest whole cent. Over-the-counter market quotations may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

(2) There were no trades reported on the OTCBB during this quarter.

(3) Hythiam, Inc. merged with the registrant on September 29, 2003. There were no trades reported on the OTCBB during this quarter prior to that date.

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

		Periods from February 13, 2003
	Year Ended	(Inception) to December 31,
(In thousands, except per share amounts)	2004	2003	2004

Revenues	$192	$75	$267
Operating expenses
General and administrative
Salaries and benefits	5,117	1,617	6,734
Other expenses	6,350	1,928	8,278
Depreciation and amortization	670	75	745

Total operating expenses	12,137	3,620	15,757

Loss from operations	(11,945)	(3,545)	(15,490)
Interest income	171	41	212

Loss before provision for income taxes	(11,774)	(3,504)	(15,278)
Provision for income taxes	1	—	1

Net loss	$(11,775)	$(3,504)	$(15,279)

Basic and diluted loss per share	$(0.47)	$(0.21)

Weighted average shares outstanding	24,877	16,888

CASH FLOW DATA
Net cash used in operating activities	$(10,248)	$(1,374)	$(11,622)
Net cash used in investing activities	(10,612)	(16,527)	(27,139)
Net cash provided by financing activities	21,416	21,345	42,761

	As of December 31,
	2004	2003
BALANCE SHEET DATA
Cash and cash equivalents	$4,000	$3,444
Marketable securities	23,479	13,196
Total current assets	28,093	17,344
Total assets	33,962	22,580
Total liabilities	2,128	2,092
Stockholders’ equity	31,834	20,488

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

Overview

     We are a development stage healthcare services management company. We have been unprofitable since our inception and we expect to incur substantial additional operating losses for at least the next twelve months as we incur expenditures on research and development, implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities. Accordingly, our activities to date are not as broad in depth or scope as the activities we may undertake in the future, and our historical operations and financial information are not necessarily indicative of the future operating results or financial condition or ability to operate profitably as a commercial enterprise.

Operations

     We commenced operations in the third quarter 2003, and through the second quarter 2004 concentrated our efforts on hiring our senior management team, developing our marketing and business plan and building out and equipping our corporate offices. Until the fourth quarter 2004, we generated a limited amount of revenues from one hospital under a license agreement for our HANDS Protocols™. In the fourth quarter 2004 and the first quarter 2005, our business development efforts resulted in signing twelve additional license agreements with hospitals and other healthcare providers. Most new licensees have become operational after a two to six month period that is required for training and other site initiation activities. In 2005 we intend to devote increasing resources to marketing activities in order to increase awareness for our HANDS Protocols, while we continue to pursue additional license agreements with hospitals and healthcare providers in major U.S. markets. We also intend to provide funding for unrestricted grants for research studies to generate clinical data on the HANDS Protocols. We believe that the number of patients treated by our licensees will increase over time as our marketing, advertising and branding activities are implemented and clinical outcomes data from the research studies become available.

Outpatient Clinic

     In 2005 we intend to license the HANDS Protocols and provide leased space and management services to an affiliated physician practice in the Los Angeles area. Under the proposed management services agreement, we will provide billing, staffing and other administrative services to the physician group.

International Licensing

     In December 2004, we established a wholly-owned foreign subsidiary for the purpose of licensing our proprietary intellectual property in foreign markets. Although we are currently exploring business opportunities in several foreign countries, we currently have no commitments and do not expect to generate any significant business overseas in 2005 at this time.

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

Results of Operations

     We have a limited history of operations, have not yet commenced substantial marketing activities, and have not generated significant revenues from operations. From inception through December 31, 2004, we have recognized license fee revenues for a limited number of patients who have been treated using our HANDS Protocols. Substantially all of our revenues through December 31, 2004 have been derived from only one hospital that has treated approximately 50 patients. However, in the fourth quarter 2004, five additional licensing agreements were entered into with hospitals and healthcare providers, and seven new licensing agreements were signed in the first quarter 2005. Until each of these treatment centers becomes fully operational and local marketing programs are in place to increase public awareness, we expect minimal patient activity in the first and second quarters of 2005.

Revenues

     Our revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our HANDS Protocols. Our license agreements provide for a combined fee for the licensed technology and related services, set on a per patient basis, and thus our revenues are generally related to the number of patients treated. Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that will contract with us to license our technology and the number of patients that are treated by those providers using the HANDS Protocols.

     As of December 31, 2004, only three of seven licensees were operational and treating patients using the HANDS Protocols. The remaining four licensees became operational in the first quarter 2005 after initial training and other start-up activities had been completed. Revenues were $192,000 for the twelve months ended December 31, 2004 compared to $75,000 for the six months of operations in 2003. These revenues have been generated primarily at only one hospital, with minimal amount of sales and marketing activities to date. The total number of patients treated by our licensees was 37 in 2004 and 15 in 2003.

     As we implement commercial operations and allocate significant and increasing resources to business development, sales and marketing, we intend to enter into similar agreements with additional hospitals and licensed healthcare providers and increase the number of patients treated. In the first quarter 2005, seven additional licensing agreements were signed with healthcare providers, all of whom are expected to be operational in the second quarter 2005.

Expenses

     We have devoted a substantial portion of our resources to the payment of salaries and benefits, legal and professional and other general and administrative expenses during our start-up period. From inception to December 31, 2004, we have incurred $6.7 million in salaries and benefits and $8.3 million in other general and administrative costs, including $1.5 million in stock-based expense.

     Salaries and benefits expenses were $5.1 million for the year ended December 31, 2004, compared to $1.6 million for the period from inception (February 13, 2003) to December 31, 2003. Other general and administrative expenses were $6.4 million and $1.9 million for the same respective periods. Included in the periods ended December 31, 2004 and 2003 were non-cash charges of $1.2 million and $345,000, respectively, related to options, warrants and common stock issued to consultants and directors. Excluding non-cash charges, other general and administrative expenses for the periods ended December 31, 2004 and 2003 were $5.2 million and $1.6 million, respectively, consisting primarily of legal, audit, insurance, rent, investor relations, marketing and other professional consulting costs. The average total monthly cash-based expenses were $858,000 in 2004 compared to $533,000 for the last six months of 2003, representing our increased expenses during our start-up period and the increase of personnel from 21 to 37 full time employees as of December 31, 2003 and 2004, respectively.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our stock. In September 2003 we received net proceeds of approximately $21 million from the private placement of equity securities, and in December 2004 we received net proceeds of approximately $21 million from a second private placement of our stock. During 2003 and through December 31, 2004, we used approximately $12 million in operations and approximately $3 million in capital expenditures and acquisition of intellectual property, leaving a balance of approximately $27 million in cash, cash equivalents and marketable securities at December 31, 2004.

     Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. In the third and fourth quarters of 2004 we focused on marketing and business development. As we continue to implement commercial operations and allocate significant and increasing resources to sales, marketing and other start-up activities, we expect our monthly cash operating expenditures to steadily increase from our current average of approximately $1.0 million to approximately $1.5 million per month over the next twelve months, excluding research and development costs and operating costs related to new treatment sites.

     We plan to provide funding of approximately $6 million in 2005 for unrestricted grants for research studies and implement a patient outcomes registry for our HANDS Protocols. We are currently in the process of awarding grants to investigators to test the efficacy of the HANDS Protocols through the conduct of studies in special patient populations, open label studies for alcohol and methamphetamine dependence, and controlled, double-blind studies conducted by preeminent researchers in the field of substance dependence. The patient outcomes registry will be conducted by a Contract Research Organization (CRO) to monitor and evaluate outcomes of approximately 750 patients undergoing treatment using the HANDS Protocols at our commercial licensee sites. The combined cost of the studies and patient registry is estimated at approximately $8 million over the next two years.

     In 2004, we expended approximately $630,000 in capital expenditures to complete the build-out, furnishing and equipping of our new corporate offices, developing our information systems and other equipment needs. We continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

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

     Based upon our current plans, we believe that our existing cash reserves will be sufficient to meet our operating expenses and capital requirements before we achieve profitability. We believe that our existing capital resources will be sufficient to meet our operating expenses and capital requirements for at least the next twelve months. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments

     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2004:

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years

Operating lease obligations (1)	$2,600,000	$405,000	$848,000	$899,000	$448,000

(1)	Operating lease commitment for our corporate office lease, including deferred rent liability, as more fully described in Note 8 to the financial statements included in Item 8 of this report.

Off-Balance Sheet Arrangements

     As of December 31, 2004 we had no off-balance sheet arrangements.

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

Our revenues are derived from licensing our treatment protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers. We determine revenues earned based on the terms of these contracts, which determination requires the use of judgment, including the assessment of the collectibility of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us upon completion of the patient’s treatment. For revenue recognition purposes, we treat the protocol licensing and related marketing and administrative services as one unit of accounting. We record the fees owed to us under the terms of the agreements as revenue in the period in which the patient treatment has been completed, at which time we have performed substantially all required services for that patient’s treatment.

•	Stock-based expense

We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average information for risk-free interest, expected life of the option or warrant, expected volatility of the company’s stock and expected dividends. The amounts recorded in the financial statements for stock-based expense could vary significantly if we were to use different assumptions.

•	Impairment of intangible assets

We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. We will continue to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenues less estimated costs. Since we are a development stage company and have not recognized significant revenues to date, our estimates of future revenues may not be realized and the net realizable value of our capitalized costs of intellectual property may become impaired.

       Our critical accounting policies are more fully described in Note 1 to our audited financial statements for the year ended December 31, 2004 included in this Item 8 of this report.

Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the provisions of FAS 123R and its effect on our financial statements. The effect of adopting this statement will be to increase our compensation costs in the future.

       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. We adhere to an investment policy which requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2004, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. The weighted average interest rate of cash equivalents and marketable securities held at December 31, 2004 was 2.4%.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Hythiam, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Hythiam, Inc. as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004, and the periods from February 13, 2003 (inception) to December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hythiam, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for the year ended December 31, 2004, and the periods from February 13, 2003 (inception) to December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Los Angeles, California

March 29, 2005

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31,
(Dollars in thousands, except share data)	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$4,000	$3,444
Marketable securities	23,479	13,196
Receivables	168	455
Prepaids and other current assets	446	249

Total current assets	28,093	17,344

Long-term assets
Property and equipment, net	2,424	1,981
Intellectual property, net	3,080	2,772
Deposits and other assets	365	483

	$33,962	$22,580

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$609	$1,259
Accrued compensation and benefits	826	318
Other accrued liabilities	329	451

Total current liabilities	1,764	2,028

Long-term liabilities
Deferred rent liability	364	64

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,111,000 and 24,607,000 shares issued and 29,751,000 and 24,607,000 shares outstanding, respectively	3	3
Additional paid-in-capital	47,234	24,113
Deficit accumulated during the development stage	(15,403)	(3,628)

	31,834	20,488

	$33,962	$22,580

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

		Periods from February 13,
	Year Ended	2003 (Inception) to
	December 31,	December 31,
(In thousands, except per share amounts)	2004	2003	2004

Revenues	$192	$75	$267

Operating Expenses
General and administrative
Salaries and benefits	5,117	1,617	6,734
Other expenses	6,350	1,928	8,278
Depreciation and amortization	670	75	745

Total operating expenses	12,137	3,620	15,757

Loss from operations	(11,945)	(3,545)	(15,490)
Interest income	171	41	212

Loss before provision for income taxes	(11,774)	(3,504)	(15,278)
Provision for income taxes	1	—	1

Net loss	$(11,775)	$(3,504)	$(15,279)

Basic and diluted net loss per share	$(0.47)	$(0.21)

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in-	Development
(In thousands)	Shares	Amount	Shares	Amount	Capital	Stage	Total

Period from February, 13, 2003 (Inception) to December 31, 2004

Common stock issued at inception	—	$—	13,740	$—	$1	$—	$1
Common stock issued in merger transaction	—	—	1,120	1	(1)	—	—
Preferrred stock and warrants issued for cash	1,876	2	—	—	4,688	—	4,690
Beneficial conversion feature of preferred stock	—	—	—	—	124	(124)	—
Common stock issued in private placement offering, net of expenses	—	—	7,035	7	16,647	—	16,654
Conversion of preferred stock to common stock	(1,876)	(2)	1,876	2	—	—	—
Par value change from $0.001 to $0.0001	—	—	—	(8)	8	—	—
Common stock and options issued for intellectual property acquired	—	—	836	1	2,280	—	2,281
Stock options and warrants issued for outside services	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	(3,504)	(3,504)

Balance at December 31, 2003	—	—	24,607	3	24,113	(3,628)	20,488
Common stock, options and warrants issued for outside services	—	—	17	—	1,351	—	1,351
Common stock issued in private placement offering, net of expenses	—	—	5,017	—	21,349	—	21,349
Common stock and options issued for intellectual property acquired	—	—	83	—	354	—	354
Exercise of warrants	—	—	27	—	67	—	67
Net loss	—	—	—	—	—	(11,775)	(11,775)

Balance at December 31, 2004	—	$—	29,751	$3	$47,234	$(15,403)	$31,834

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

		Periods from February 13,
	Year Ended	2003 (Inception) to
	December 31,	December 31,
(In thousands)	2004	2003	2004

Operating activities
Net loss	$(11,775)	$(3,504)	$(15,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	670	75	745
Amortization of deferred rent	(17)	64	47
Stock-based expense	1,172	345	1,517
Changes in current assets and liabilities:
Receivables	(14)	(154)	(168)
Prepaids and other current assets	(20)	(228)	(248)
Accounts payable	(650)	1,259	609
Accrued compensation and benefits	508	318	826
Other accrued liabilities	(122)	451	329

Net cash used in operating activities	(10,248)	(1,374)	(11,622)

Investing activities
Purchases of marketable securities	(31,914)	(18,240)	(50,154)
Proceeds from sales and maturities of marketable securities	21,631	5,044	26,675
Purchases of property and equipment	(626)	(2,310)	(2,936)
Deposits applied to (made on) property and equipment	120	(133)	(13)
Reimbursement of tenant improvement costs	301	—	301
Proceeds from maturity of deposit as collateral for letter of credit	352	—	352
Cash deposited as collateral for letter of credit	(350)	(350)	(700)
Cost of intellectual property	(126)	(538)	(664)

Net cash used in investing activities	(10,612)	(16,527)	(27,139)

Financing activities
Net proceeds from the sale of common and preferred stock and warrants	21,349	21,345	42,694
Proceeds from exercise of warrants	67	—	67

Net cash provided by financing activities	21,416	21,345	42,761

Net increase in cash and cash equivalents	556	3,444	4,000
Cash and cash equivalents at beginning of period	3,444	—	—

Cash and cash equivalents at end of period	$4,000	$3,444	$4,000

Supplemental disclosure of cash paid
Income taxes	$3	$—	$3

Supplemental disclosure of non-cash activity
Common stock and options issued for intellectual property	$354	$2,280	$2,634
Common stock, options and warrants issued for outside services	1,351	139	1,490
Common stock and warrants issued as commissions on private placement	—	265	265

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Organization

       Hythiam, Inc., (“the Company”), a development stage company, was formed and incorporated in New York on February 13, 2003, by Reserva, LLC, a non operating company wholly owned by the company’s chief executive officer. The Company was formed to research, develop, license and commercialize innovative physiological treatment protocols for substance dependence. The registrant, which was formerly known as Alaska Freightways, Inc. (“Alaska”), was incorporated in the state of Nevada on June 1, 2000, and previously provided transportation and freight brokerage services in the state of Alaska. In September and October 2003, Alaska sold substantially all of its operating assets and liabilities, merged with the Company, changed its name to Hythiam, Inc. and reincorporated in Delaware. Following merger, reincorporation and consolidation transactions, the registrant is now the sole surviving entity. Because the Company was the sole operating company at the time of the merger with Alaska, the merger was accounted for as a reverse acquisition, with the Company deemed the acquirer for accounting purposes. In December 2004, the Company established a wholly-owned foreign subsidiary, Hythiam International (Cayman) Ltd., for the purpose of licensing its proprietary intellectual property in foreign markets.

       As a result, references to “Hythiam,” the “Company,” “we” and “us,” and the discussion and analysis of financial condition and results of operations set forth in this report, are based upon the financial condition and operations of Hythiam, Inc. prior to the merger and of the newly-constituted registrant following the merger. The Company is considered a development stage company since most of its efforts to date have been devoted to raising capital, recruiting management and developing markets, and revenues earned to date from operations have not been significant.

Basis of Presentation

       The financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made in the prior period to be consistent with current period presentation.

Use of Estimates

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

Cash Equivalents and Marketable Securities

       The Company invests available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

       Investments, including auction rate securities, with maturity dates greater than three months when purchased which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at par value, which equals fair market value, as the rate on such securities resets generally every 7 to 28 days. The Company’s marketable securities at December 31 consisted of the following investments with the following maturities:

	Fair Market	Less than 1			More than 10
	Value	Year	1-5 Years	5-10 Years	Years

December 31, 2004
Variable auction rate taxable municipal securities	$22,474,000	$—	$—	$—	$22,474,000
US government agency securities	1,005,000	1,005,000	—	—	—

	$23,479,000	$1,005,000	$—	$—	$22,474,000

December 31, 2003
Variable auction rate taxable municipal securities	$8,955,000	$—	$—	$—	$8,955,000
Taxable auction rate preferred securities	4,000,000	4,000,000	—	—	—
Certificates of deposits	241,000	241,000	—	—	—

	$13,196,000	$4,241,000	$—	$—	$8,955,000

       The cost of the above securities approximated fair market value.

Fair Value of Financial Instruments and Concentration of Credit Risk

       The carrying amounts reported in the balance sheet for cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. At December 31, 2004, all of the Company’s cash equivalents and marketable securities were invested in highly liquid, high grade commercial paper, auction rate securities and certificates of deposit. At December 31, 2004, all cash equivalents and marketable securities were recorded at fair market value and no single investment represented more than 7% of the investment portfolio.

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

Intellectual Property and Other Intangibles

       Intellectual property consists primarily of certain technology, patents, patents pending, know-how and related intangible assets with respect to protocols for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. These assets are stated at cost and are being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents, which range from twelve to sixteen years.

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

Revenue Recognition

       The Company’s revenues are derived from licensing its treatment protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers. The Company determines revenues earned based on the terms of these contracts, which determination requires the use of management’s judgment, including the assessment of the collectibility of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to the Company upon completion of the patient’s treatment. For revenue recognition purposes, the Company treats the protocol licensing and related marketing and administrative services as one unit of accounting. The Company records the fees owed to it under the terms of the agreements as revenue in the period in which the patient treatment has been completed, at which time the Company has performed substantially all required services for that patient’s treatment.

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

       Common equivalent shares, consisting of approximately 6,379,000 and 5,174,000 at December 31, 2004 and 2003, respectively, of incremental common shares issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

       A summary of the net loss and shares used to compute net loss per share is as follows:

	2004	2003

Net loss	$(11,775,000)	$(3,504,000)
Less: Beneficial conversion feature of preferred stock	—	(124,000)

Net loss to common stockholders	$(11,775,000)	$(3,628,000)

Basic and diluted loss per share	$(0.47)	$(0.21)

Weighted average common shares used to compute basic net loss per share	24,877,000	16,888,000
Effect of dilutive securities	—	—

Weighted average common shares used to compute diluted net loss per share	24,877,000	16,888,000

       All share and per share data have been restated to reflect a stock split of 100 to 1 declared on July 1, 2003.

Accounting for Share-Based Compensation

     The Company accounts for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In 1995, the Financial Accounting Standards Board (“FASB”) issued SFAS 123, “Accounting for Stock-Based Compensation”, which defines fair-value-based method of accounting for stock compensation plans. However, it also allows a company to continue to measure compensation costs for options issued to employees and directors using APB 25. Had the Company determined compensation cost based on the fair value at the grant date for such stock options under SFAS 123, the pro forma effect on net loss and net loss per share would have been as follows:

	2004	2003

Net loss as reported	$(11,775,000)	$(3,504,000)
Less: Stock-based expense determined under fair value based method	(463,000)	(73,000)

Pro forma net loss	(12,238,000)	(3,577,000)
Less: Beneficial conversion feature of preferred stock	—	(124,000)

Net loss to common stockholders	$(12,238,000)	$(3,701,000)

	2004	2003
Net loss per share:
As reported – basic and diluted	$(0.47)	$(0.21)
Pro forma – basic and diluted	$(0.49)	$(0.22)

       The estimated fair value of options granted during 2004 and 2003 were $3.10 and $0.83 per share, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	2004	2003

Expected volatility	61%	0%
Risk-free interest rate	4.24%	4.09%
Weighted average expected lives in years	10	10
Expected dividend yield	0%	0%

       The volatility in 2003 was assumed to be zero, since all options were granted prior to the date the Company’s stock was first publicly traded.

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

Recent Accounting Pronouncements

       In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supercedes APB Opinion No. 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently evaluating the provisions of FAS 123R and its effect on its financial statements. The effect of adopting this statement will be to increase compensation expense in the future.

       In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

Note 2. Acquisition of Intellectual Property

       In March 2003, the Company entered into a Technology Purchase and License Agreement (the “Technology Agreement”) with Tratamientos Avanzados de la Adicción S.L., a Spanish corporation (“Seller”), to acquire, on an exclusive basis, all of the rights, title and interest to use and or sell the products and services and license the intellectual property owned by Seller with respect to a method for the treatment of alcohol and cocaine dependence on a worldwide basis except in Spain (as amended in September 2003). The Company has granted Seller a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement. As consideration for the intellectual property acquired, the Company issued to Seller approximately 836,000 shares of its common stock on the date of the merger at a fair market value of $2.50 per share, plus warrants to purchase approximately 532,000 shares of the Company’s common stock at an exercise price of $2.50 per share, valued at approximately $192,000. Warrants for 160,000 shares are exercisable at any time through September 29, 2008, and the remaining warrants for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.

       In addition to the purchase price for the above intellectual property, the Company agreed to pay a royalty fee to Seller equal to three percent (3%) of gross revenues from the alcohol and cocaine detoxification processes using the acquired intellectual property for so long as the Company (or any licensee) uses the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to the Company’s licensees. Royalty fees, which totaled $18,000 in 2004, are reflected in operating expense as revenues are recognized.

       In October 2004, the Technology Agreement was amended (the “Amendment”) to expand the definition of “Processes”, limited to alcohol and cocaine in the original agreement dated March 2003, to also include crack cocaine and methamphetamine detoxification and treatment processes, and the term “Intellectual Property” was expanded to include all improvements through September 14, 2004. As consideration for the Amendment, the Company agreed to pay $75,000 and issue 83,221 shares of the Company’s common stock, valued at $354,000.

       Under the Technology Agreement, the Company is obligated to allocate each year a minimum of 50% of the funds it expends on sales, marketing, research and development on such activities relating to the use of the intellectual property acquired. If the Company does not expend at least the requisite percentage on such activities, the Seller has the right to have the intellectual property revert to the Seller. The Company may terminate Seller’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1,000,000. In 2003 and 2004 the Company met its obligations with respect to this requirement.

       The total cost of the assets acquired, plus additional costs incurred by the Company related to filing patents on such assets have been reflected in long-term assets as intellectual property. Amortization is being recorded on a straight-line basis over the remaining 17.5 year life of the pending patents, commencing July 1, 2003.

       In August 2003, the Company acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva, LLC, a company owned and controlled by the Company’s chief executive officer and substantial shareholder, through a foreclosure sale in satisfaction of debt owed to Reserva by a medical technology development company. The Company paid approximately $314,000 in cash and agreed to issue 360,000 shares of its common stock to the technology development company at a future date conditional upon the occurrence of certain events, including a full release of claims by all of the technology development company’s creditors. As of December 31, 2004, such contingencies had not been satisfied. The total cash consideration, which equaled Reserva’s basis, is reflected in other assets as intellectual property and is being amortized over the remaining 13 year life of the patent commencing September 1, 2003. The value of the stock, if and when issued, will be accounted for as additional cost of the intellectual property at the time of issuance.

       Amortization expense for intellectual property was $171,000 and $47,000 for the twelve months ended December 31, 2004 and for the period from inception to December 31, 2003, respectively, and is estimated to be $200,000 for each of the next five years. The accumulated amortization as of December 31, 2004 and 2003 was $218,000 and $47,000, respectively.

Note 3. Receivables

     Receivables consisted of the following as of December 31:

	2004	2003

License fees receivable	$124,000	$16,000
Payroll tax refunds	17,000	110,000
Tenant improvement allowance (1)	—	301,000
Other receivables	37,000	42,000

	178,000	469,000
Less-allowance for doubtful accounts	(10,000)	(14,000)

	$168,000	$455,000

(1) Amounts receivable from landlord upon completion of lease build-out of new office space

     The provision for doubtful accounts was $7,000 and $14,000 for the twelve months ended December 31, 2004 and for the period from inception to December 31, 2003, respectively.

Note 4. Property and Equipment

       Property and equipment consisted of the following as of December 31:

	2004	2003

Furniture and equipment	$1,501,000	$918,000
Leasehold improvements	1,439,000	1,080,000

	2,940,000	1,998,000
Less-accumulated depreciation	(516,000)	(17,000)

	$2,424,000	$1,981,000

       Depreciation expense was $499,000 and $28,000 for the twelve months ended December 31, 2004 and for the period from inception to December 31, 2003, respectively.

Note 5. Income Taxes

       As of December 31, 2004, the Company had net federal operating loss carry forwards and net state operating loss carry forwards of approximately $12,800,000 and $11,700,000, respectively. The net federal operating loss carry forwards expire in 2023 and net state operating loss carry forwards expire in 2013.

       The primary components of temporary differences which give rise to the Company’s net deferred tax are as follows:

	2004	2003

Deferred tax asset
Net operating losses	$5,433,000	$1,182,000
Temporary differences	(7,000)	59,000
Valuation allowance	(5,426,000)	(1,241,000)

	$—	$—

       The Company has provided a valuation allowance in full on its net deferred tax assets in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, (SFAS No. 109). Because of the Company’s continued losses, management has assessed the realizability of its net deferred tax assets as being less than the more-likely-than-not criteria set forth for SFAS No. 109. Furthermore, certain portions of the Company’s net operating loss carryforwards were acquired, and therefore subject to further limitation set forth under the Federal tax code which could further limit the Company’s ability to realize its deferred tax assets.

       The difference between the effective tax rate and that computed under the federal statutory rate is as follows:

	2004	2003

Federal statutory rate	(34%)	(34%)
State taxes	(6%)	(6%)
Stock-based expense	4%	4%
Change in valuation allowance	36%	36%

	0%	0%

Note 6. Equity Financings

     On September 29, 2003, the Company completed a private placement offering (the “2003 Offering”) for a total of $21,927,500 in proceeds from private investors. The Company raised $4,690,000 of these proceeds during the period July through September 2003 in a bridge financing through the issuance of 1,876,000 shares of convertible preferred stock at a price of $2.50 per share, plus warrants for 385,000 shares of common stock at an exercise price of $2.50 per share. The remaining proceeds from the 2003 Offering were raised through the issuance of 6,895,000 restricted shares of the Company’s common stock at a price of $2.50 per share. The preferred stock was converted into restricted shares of common stock on a one-to-one basis upon the completion of the 2003 Offering. The warrants have a fair market value using the Black-Scholes pricing model of $124,000, which has been reflected as a beneficial conversion feature in the financial statements. The warrants expire from three to five years after issuance.

     In connection with the 2003 Offering, the Company paid commissions to registered broker-dealers aggregating approximately $321,000 in cash, issued 100,000 shares of common stock valued at $2.50 per share and issued approximately 209,000 warrants for the purchase of common stock at exercise prices of $2.50 to $3.00 per share. The Company also paid approximately $70,000 in cash, issued 40,000 shares of common stock valued at $2.50 per share and issued approximately 28,000 warrants for the purchase of common stock at a price of $2.50 per share to financial consultants for services rendered in connection with the 2003 Offering and the merger. The warrants expire from three to four years from date of issue and have a combined fair market value of approximately $26,000 using the Black-Scholes pricing model.

     In December, 2004, the Company issued 5,017,331 shares of common stock at a price of $4.50 per share in a private placement offering (the “2004 Offering”) for a total of $22,578,000 in proceeds from private investors, including two Company board members who invested a total of $1,200,000. The Company paid $1,229,000 in commissions to placement agents in connection with the transaction.

Note 7. Stock, Stock Options and Warrants

Common Stock

       On July 2, 2003, the Company effected a stock split of 100 to 1, thereby increasing its shares then outstanding from 137,400 to 13,740,000. On September 29, 2003, in connection with the reverse merger, the Company reincorporated in Delaware and issued newly authorized common stock to all stockholders. The accompanying financial statements and loss per share have been adjusted retroactively to reflect the stock split.

       In January and July 2004, the Company issued a total of 16,644 shares of common stock for services relating to investor relations. The stock-based expense relating to such warrants amounted to $86,000 for the twelve months ended December 31, 2004.

Preferred Stock

       In July 2003, 15,000,000 shares of preferred stock, $.001 par value, were authorized. During the third quarter, 2003, the Company issued 1,876,000 preferred shares in connection with the 2003 Offering. Upon completion of the 2003 Offering, all of the outstanding preferred shares were exchanged for common shares on a one-to-one basis. On September 29, 2003, the Company reincorporated in Delaware and increased the authorized number of preferred shares to 50,000,000 at a $.0001 par value.

Stock Options

       In September 2003, the Company’s directors and shareholders approved the 2003 Stock Incentive Plan (“the Plan”) to reserve 5.0 million shares of common stock for issuance to employees, officers, directors and consultants of the Company. The board of directors determines the terms of stock option agreements, including vesting requirements. The exercise price of incentive stock options must be no less than the fair market value on the date of grant. The options expire not later than ten years from the date of grant.

       In June 2004, the Company’s directors and shareholders approved an amendment to the Plan to increase the total number of shares issuable under the Plan from 5.0 million to 6.0 million shares.

       In September 2003, the Company granted options for 4,000,000 shares to employees, officers, directors and consultants, at exercise prices ranging from $2.50 to $2.75 per share and with vesting over periods from three to five years from the date of grant. In 2004, the Company granted options to employees, officers and directors at exercise prices ranging from $2.80 to $7.50 per share and with vesting over periods from four to five years from date of grant.

       Stock option activity under the Plan is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

2003
Granted	4,000,000	$2.56
Exercised	—	—
Cancelled	(60,000)	2.50

Balance, December 31, 2003	3,940,000	$2.56

2004
Granted	1,479,000	4.31
Exercised	—	—
Cancelled	(542,000)	3.69

Balance, December 31, 2004	4,877,000	$2.98

     The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2004 were as follows:

	Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Shares	Life (years)	Price	Shares	Price

As of December 31, 2004
$2.50 to $3.50	4,252,000	7.3	$2.60	835,000	$2.50
$3.51 to $5.50	184,000	9.7	4.25	—	—
$5.51 to $6.50	341,000	7.9	5.56	29,000	5.56
$6.51 to $7.50	100,000	9.0	7.50	—	—

	4,877,000			864,000

As of December 31, 2003

$2.50 to $2.75	3,940,000	7.1	$2.56	25,000	$2.50

       Included in the table above, at December 31, 2004 and 2003, were options outstanding for 520,000 and 445,000 shares, respectively, granted to consultants and directors providing outside services. These options vest over periods ranging from three to four years and are expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force No. 96-18 (“EITF 96-18”). During the twelve months ended December 31, 2004, and the period from inception to December 31, 2003, stock-based expense relating to such stock options amounted $600,000 and $337,000, respectively. Non-vested options had an estimated fair value of approximately $1,666,000 and $2,447,000, respectively, as of December 31, 2004 and 2003, using the Black-Scholes pricing model. During the twelve months ended December 31, 2004, and the period from inception to December 31, 2003, such options granted to consultants were 75,000 and 445,000, respectively, at weighted average exercise prices of $5.56 and $2.50 per share, respectively, the fair market values at the dates of grant.

Warrants

       In addition to the warrants issued in 2003 in connection with the Technology Agreement and the 2003 Offering, on September 29, 2003, the Company issued an immediately-exercisable, five-year warrant to purchase 80,000 shares of common stock at $2.50 per share, to a management advisor for investment relation services to be performed over a one-year period. The warrant had an estimated value of approximately $29,000 using the Black-Scholes pricing model and was capitalized as a prepaid asset and amortized over the one-year service period.

     In January 2004, the Company issued warrants to purchase 150,000 shares of common stock at $7.00 per share to a management advisor for investor relations services, with vesting over one year and expire three years from date of issue. In July 2004, warrants to purchase 20,000 shares of common stock at $2.80 were issued to a consultant for legal services, with vesting over a 36-month period and expire five years from date of issue. In October 2004, warrants to purchase 100,000 shares of common stock at $2.50 per share were issued to a management advisor for investor relations services with immediate vesting and expire three years from date of issue. In December 2004, warrants to purchase 25,000 shares of common stock at $3.75 per share were issued to a management advisor for investor relations services with immediate vesting and expire three years from date of issue.

     Warrant activity is summarized as follows:

		Weighted
		Average
	Shares	Exercise Price

2003
Granted	1,234,000	$2.54
Exercised	—	—
Cancelled	—	—

Balance, December 31, 2003	1,234,000	$2.54

2004
Granted	295,000	5.04
Exercised	(27,000)	2.50
Cancelled	—	—

Balance, December 31, 2004	1,502,000	$3.03

     Warrants outstanding at December 31, 2004 are summarized as follows:

		Weighted
		Average
		Remaining	Weighted
		Contractual	Average
Description	Shares	Life (years)	Exercise Price

Warrants issued for intellectual property	532,000	7.2	$2.50
Warrants issued to preferred stockholders	385,000	3.0	2.50
Warrants issued in connection with equity offering	210,000	2.2	2.64
Warrants issued to consultants	375,000	4.1	3.96

	1,502,000	4.7	$2.54

       At December 31, 2004, unvested warrants had an estimated value of approximately $113,000 using the Black-Scholes pricing model. Stock-based expense relating to such warrants amounted to $486,000 and $8,000 for the twelve months ended December 31, 2004, and the period from inception to December 31, 2003, respectively.

Note 8. Commitments and Contingencies

Lease Commitments

       The Company incurred rent expense of approximately $378,000 for the year ended December 31, 2004 and $82,000 for the period from February 13, 2003 through December 31, 2003. In September 2003, the Company signed a lease agreement for its corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease is seven years beginning on the lease commencement date, December 15, 2003, with a right to extend the lease for an additional five years. Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Unamortized landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet. As a condition to signing the lease, the Company secured a $350,000 letter of credit for the landlord as a form of security deposit. The letter of credit is collateralized by a certificate of deposit in the amount of $350,000.

       Future minimum lease payments on the non-cancelable lease are as follows:

Base Rental
Period ending December 31,	Payments

2005	405,000
2006	417,000
2007	431,000
2008	443,000
2009	456,000
Thereafter	448,000

Total	$2,600,000

Legal Proceedings

       The Company is subject to claims and lawsuits in its normal course of business. As of December 31, 2004, the Company was not involved in any legal proceeding that would have a material adverse effect on the business, financial condition or operating results.

Note 9. Interim Financial Information (Unaudited)

       Summarized quarterly supplemental financial information is as follows:

	Quarters Ended
	March 31	June 30	September 30	December 31	Total 2004
	(In thousands, except per share)

Net revenues	$67	$5	$41	$79	$192
Operating loss	(3,050)	(2,542)	(3,020)	(3,333)	(11,945)
Net loss	(3,012)	(2,505)	(2,980)	(3,278)	(11,775)
Basic and diluted loss per share	(0.12)	(0.10)	(0.12)	(0.13)	(0.47)

	March 31	June 30	September 30	December 31	Total 2003
	(In thousands, except per share)

Net revenues	$—	$—	$44	$31	$75
Operating loss	—	(201)	(844)	(2,500)	(3,545)
Net loss	—	(201)	(841)	(2,462)	(3,504)
Basic and diluted loss per share	—	(0.02)	(0.06)	(0.10)	(0.21)

ITEM 9A. CONTROLS AND PROCEDURES

We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

       The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to stockholders in connection with the registrant’s 2005 annual meeting of stockholders.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a) 1. Financial Statements

       Our financial statements and report of the independent auditors are included in Part II, Item 8 of this report.

            2. Financial Statement Schedules

       All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

       3. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003*

3.2	By-Laws of Hythiam, Inc., a Delaware corporation*

10.1	2003 Stock Incentive Plan*

14.1	Code of Conduct and Ethics†

14.2	Code of Ethics for CEO and Senior Financial Officers†

23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.

† Incorporated by reference to exhibit of the same number to the registrant’s annual report on Form 10-K for the year ended December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: March 29, 2005	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ TERREN S. PEIZER Terren S. Peizer	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 29, 2005

/s/ CHUCK TIMPE Chuck Timpe	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2005

/s/ ANTHONY M. LAMACCHIA Anthony M. LaMacchia	Director and Chief Operating Officer	March 29, 2005

/s/ LESLIE F. BELL Leslie F. Bell	Director	March 29, 2005

/s/ HERVÉ DE KERGROHEN Hervé de Kergrohen	Director	March 29, 2005

/s/ RICHARD A. ANDERSON Richard A. Anderson	Director	March 29, 2005

/s/ IVAN M. LIEBERBURG Ivan M. Lieberburg	Director	March 29, 2005

/s/ MARC G. CUMMINS Marc G. Cummins	Director	March 29, 2005