Form 10-Q
period 2005-03-31
HYTHIAM INC
filed 2005-05-11
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

Commission File Number 001-31932

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

As of May 10, 2005, there were 30,144,937 shares of registrant’s common stock, $0.0001 par value, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 and the Period from February 13, 2003 (Inception) to March 31, 2005	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Period from February 13, 2003 (Inception) to March 31, 2005	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 and the Period from February 13, 2003 (Inception) to March 31, 2005	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits	II-2

Signatures		II-3

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,347	$4,000
Marketable securities	22,628	23,479
Receivables	136	168
Prepaids and other current assets	637	446

Total current assets	24,748	28,093
Long-term assets
Property and equipment, net	2,350	2,424
Intellectual property, net	3,096	3,080
Deposits and other assets	353	365

	$30,547	$33,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$977	$609
Accrued compensation and benefits	399	826
Other accrued liabilities	269	329

Total current liabilities	1,645	1,764

Long-term liabilities
Deferred rent liability	355	364
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,127,000 and 30,111,000 shares issued and 29,767,000 and 29,751,000 shares outstanding, respectively	3	3
Additional paid-in-capital	48,266	47,234
Deficit accumulated during the development stage	(19,722)	(15,403)

	28,547	31,834

	$30,547	$33,962

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

			Period from
			February 13,
			2003
	Three Months Ended		(Inception) to
	March 31, 2005		March 31,
(In thousands, except per share amounts)	2005	2004	2005
Revenues	$203	$67	$470
Operating Expenses
Salaries and benefits	1,655	1,272	8,389
Other operating expenses	2,832	1,702	11,110
Depreciation and amortization	196	143	941

Total operating expenses	4,683	3,117	20,440

Loss from operations	(4,480)	(3,050)	(19,970)
Interest income	161	40	373

Loss before provision for income taxes	(4,319)	(3,010)	(19,597)
Provision for income taxes	—	2	1

Net loss	$(4,319)	$(3,012)	$(19,598)

Basic and diluted net loss per share	$(0.15)	$(0.12)

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During
(In thousands)	Preferred Stock		Common Stock		Paid-in-	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Period from February, 13, 2003 (Inception) to March 31, 2005
Common stock issued at inception	—	$—	13,740	$—	$1	$—	$1
Common stock issued in merger transaction	—	—	1,120	1	(1)	—	—
Preferred stock and warrants issued for cash	1,876	2	—	—	4,688	—	4,690
Beneficial conversion feature of preferred stock	—	—	—	—	124	(124)	—
Common stock issued in private placement offering, net of expenses-	—	—	7,035	7	16,647	—	16,654
Conversion of preferred stock to common stock	(1,876)	(2)	1,876	2	—	—	—
Par value change from $0.001 to $0.0001	—	—	—	(8)	8	—	—
Common stock and warrants issued for intellectual property acquired	—	—	836	1	2,280	—	2,281
Stock options and warrants issued for outside services	—	—	—	—	366	—	366
Net loss	—	—	—	—	—	(3,504)	(3,504)

Balance at December 31, 2003	—	—	24,607	3	24,113	(3,628)	20,488

Common stock and warrants issued for outside services	—	—	17	—	1,351	—	1,351
Common stock issued in private placement offering, net of expenses	—	—	5,017	—	21,349	—	21,349
Common stock issued for intellectual property acquired	—	—	83	—	354	—	354
Exercise of warrants	—	—	27	—	67	—	67
Net loss	—	—	—	—	—	(11,775)	(11,775)

Balance at December 31, 2004	—	—	29,751	3	47,234	(15,403)	31,834

Common stock and warrants issued for outside services	—	—	12	—	1,025	—	1,025
Exercise of warrants	—	—	4	—	7	—	7
Net loss	—	—	—	—	—	(4,319)	(4,319)

Balance at March 31, 2005	—	$—	29,767	$3	$48,266	$(19,722)	$28,547

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARY
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			February 13,
			2003
	Three Months Ended		(Inception) to
	March 31,		March 31,
(In thousands)	2005	2004	2005
Operating activities
Net loss	$(4,319)	$(3,012)	$(19,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	196	143	941
Deferred rent liability (amortization)	(9)	7	38
Share-based expense	1,068	568	2,585
Changes in current assets and liabilities:
Receivables	32	42	(136)
Prepaids and other current assets	(235)	(122)	(483)
Accounts payable	368	(385)	977
Accrued compensation and benefits	(427)	268	399
Other accrued liabilities	(60)	83	269

Net cash used in operating activities	(3,386)	(2,408)	(15,008)

Investing activities
Purchases of marketable securities	(4,449)	(6,535)	(54,603)
Proceeds from sales and maturities of marketable securities	5,300	7,500	31,975
Purchases of property and equipment	(59)	(309)	(3,008)
Reimbursement of tenant improvement costs	—	—	301
Proceeds from maturity of deposit as collateral for letter of credit	—	—	352
Cash deposited as collateral for letter of credit	—	—	(700)
Cost of intellectual property	(66)	(22)	(730)

Net cash provided by (used in) investing activities	726	634	(26,413)

Financing activities
Net proceeds from sales of common and preferred stock and warrants	—	—	42,694
Proceeds from exercise of warrants	7	—	74

Net cash provided by financing activities	7	—	42,768

Net (decrease) increase in cash and cash equivalents	(2,653)	(1,774)	1,347
Cash and cash equivalents at beginning of period	4,000	3,444	—

Cash and cash equivalents at end of period	$1,347	$1,670	$1,347

Supplemental disclosure of cash paid
Income taxes	$—	$—	$3

Supplemental disclosure of non-cash activity
Common stock and warrants issued for intellectual property	$—	$—	$2,635
Common stock, options and warrants issued for outside services	1,025	65	2,515
Common stock and warrants issued as commissions on private placement	—	—	265

See accompanying notes to financial statements.

Hythiam, Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

Note 1. Basis of Presentation

     The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc., a development stage company, have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K. The December 31, 2004 balance sheet has been derived from the audited financial statements on Form 10-K. Certain reclassifications have been made in the prior period to be consistent with current period presentation. All share data has been restated to reflect stock splits.

     We are considered a development stage company since most of our efforts to date have been devoted to raising capital, recruiting management and developing markets, and revenues earned to date from operations have not been significant.

Note 2. Cash Equivalents and Marketable Securities

     We invest available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

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

     Common equivalent shares, consisting of 6,686,000 and 5,817,000 of incremental common shares as of March 31, 2005 and 2004, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

     A summary of the net loss and shares used to compute net loss per share is as follows:

	Three Months Ended March 31,
	2005	2004
Net loss	$(4,319,000)	$(3,012,000)

Basic and diluted loss per share	$(0.15)	$(0.12)

Weighted average common shares used to compute basic and diluted loss per share	29,762,000	24,613,000

Note 4. Share-Based Compensation

Stock options

     Under our 2003 Stock Incentive Plan, we have granted options to employees and directors as well as to non-employees for outside consulting services.

     We account for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Had we determined compensation cost based on the fair value at the grant date for our employee stock options under SFAS 123, “Accounting for Stock-Based Compensation”, the pro forma effect on net loss and net loss per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net loss as reported	$(4,319,000)	$(3,012,000)
Less: Stock-based expense determined under fair value based method	(167,000)	(82,000)

Pro forma net loss	$(4,486,000)	$(3,094,000)

Net loss per share
As reported — basic and diluted	$(0.15)	$(0.12)
Pro forma — basic and diluted	$(0.15)	$(0.13)

     During the three months ended March 31, 2005 and 2004, we granted options for 325,000 and 643,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $5.72 and $5.86, respectively, the fair market values at the dates of grants. Subsequently, in April 2005, we granted options for 595,000 shares to employees at $7.34 per share, the fair market value at the date of grant.

The estimated fair value of options granted during the quarters ended March 31, 2005 and 2004 were $1,382,000 and $2,435,000, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected volatility	63%	61%
Risk-free interest rate	4.17%	3.84%
Weighted average expected lives in years	10	10
Expected dividend yield	0%	0%

     As of March 31, 2005 options for 400,000 shares granted to consultants and 120,000 shares granted to directors accounted for under SFAS 123 were outstanding. These options vest over periods ranging from three to four years and are being charged to expense as services are provided using the variable accounting method. During the three months ended March 31, 2005 and 2004, share-based expense relating to such stock options amounted to $817,000 and $265,000, respectively. Non-vested options have an estimated fair value of approximately $2,384,000 as of March 31, 2005, using the Black-Scholes pricing model.

Warrants

     We account for the issuance of warrants for services from non-employees in accordance with SFAS 123, by estimating the fair value of warrants issued using the Black-Scholes pricing model.

     If warrants issued as compensation to non-employees for services are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by Financial Accounting Standards Board Emerging Issues Task Force No. 96-18 . If warrants are issued for consideration in an acquisition of assets, the value of the warrants are recorded in equity at the time of issuance and included in the purchase price to be allocated.

     During the three months ended March 31, 2005, we issued a warrant to purchase 25,000 shares of common stock at $5.72 per share to a management advisor for investor relations services. The warrant vested immediately and expires three years from date of grant. We also granted warrants to purchase 20,000 shares of common stock to a management consultant, of which a warrant for 10,000 shares was issued at $2.80 per share, with immediate vesting and expires in 2014. A warrant for the remaining 10,000 shares will vest and be priced at fair market value at the completion of the consulting period in May 2005. The total estimated fair value of warrants issued and granted in the three months ended March 31, 2005 is approximately $119,000 using the Black-Scholes pricing model.

     During the three months ended March 31, 2005 and 2004, share-based expense relating to warrants amounted to $219,000 and $263,000, respectively.

Common Stock

     In March 2005, we issued 11,700 shares of common stock valued at $65,000 to a consultant providing investor relations services, which is being amortized to expense on a straight-line basis over the related six months service period. Share-based expense relating to stock issued for services was $32,000 and $40,000 for the three months ended March 31, 2005 and 2004, respectively.

Note 5. Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. We are currently evaluating the provisions of SFAS 123(R) and its effect on our financial statements. The effect of adopting this statement will be to increase our compensation expense in the future.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

Forward-Looking Statements

     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1 of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005.

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

     In the first quarter of 2005, we entered into seven new license agreements and a total of forty patients were treated using our HANDS Protocols, many following a test marketing exercise. We expanded our corporate office space to accommodate our increasing staff. We began the process of providing up to $6 million in unrestricted grants in 2005 for research studies and a patient outcomes registry for our HANDS Protocols. We have leased and are building out medical office space that we intend to sublease to an affiliated medical group under a management services contract and licensing agreement in the third quarter of this year.

     We have established a wholly-owned foreign subsidiary for the purpose of licensing our intellectual property in foreign markets. Although we have not commenced any foreign operations to date, we are exploring opportunities in several foreign countries that may result in expanding our business internationally in 2005.

Results of Operations

     We have a limited history of operations, have not yet commenced substantial marketing activities, and have not generated significant revenues from operations. Our revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our HANDS Protocols. Our license agreements provide for a combined fee for the licensed technology and related services, set on a per-patient basis, and thus our revenues are generally related to the number of patients treated. Key indicators of our financial performance will be the number of facilities and healthcare providers that will contract with us to license our technology and the number of patients that are treated by those providers using the HANDS Protocols. We believe that the number of patients treated by our licensees will increase over time as our marketing, advertising and branding activities are implemented and clinical outcomes data from research studies become available.

Revenues

     Our revenues were $203,000 in the first quarter 2005 compared to $67,000 in the first quarter 2004. All of our revenues in the first quarter 2004 were derived from only one hospital that had treated ten patients, whereas in the first quarter 2005, our revenues were derived from six licensee sites that were operational and had completed treatment of forty patients. Many of these patients were treated following a local test marketing exercise on the HANDS Protocols that generated a significant level of interest. In addition, we entered into seven new licensing agreements with hospitals and healthcare providers in the first quarter 2005, bringing our total number of licensees to fourteen as of March 31, 2005. However, until each of these treatment centers becomes fully operational and local marketing programs are in place to increase public awareness, we expect a minimal increase in patient activity in the second quarter of 2005. Most new licensees have become operational after a two to six month period for training and other site initiation activities.

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

     Salaries and benefits expenses were $1.7 million for the first quarter 2005 compared to $1.3 million for the first quarter 2004, reflecting the increase in staffing during this time. We expect salaries and benefits expense to continue to increase throughout 2005 to an estimated $1.9 million per quarter, as we add additional management and field personnel to support an increasing number of licensed sites.

     Other operating expenses were $2.8 million and $1.7 million for the quarters ended March 31, 2005 and 2004, respectively, including non-cash charges of $1.1 million and $568,000, respectively, related to share-based expense. Other operating expenses payable in cash for the quarters ended March 31, 2005 and 2004 were $1.7 million and $1.1 million, respectively, consisting primarily of legal, audit, insurance, rent, investor relations, marketing and other professional consulting costs. The increase in other operating expense reflects general increases in general and administrative costs and an increase in business development and marketing costs over the prior quarter as we have begun to commercialize our operations. We expect to significantly increase our marketing costs during the remainder of 2005, as we roll out our marketing plan to increase consumer awareness of the HANDS Protocols and initiate local advertising for licensed treatment centers. We also intend to provide funding up to $6 million in 2005 for unrestricted grants for research studies and an outcomes registry to generate clinical data on the HANDS Protocols.

Liquidity and Capital Resources

     We have financed our operations since inception primarily through the sale of shares of our stock. At March 31, 2005 we had approximately $24 million in cash, cash equivalents and marketable securities after raising net proceeds of approximately $21.3 million from a private placement of our stock in December 2004. In April 2005, we filed a shelf registration statement that enables us to sell up to an additional $30 million of our common stock from time to time in one or more offerings.

     Since we are a developing business, our prior operating costs are not representative of our expected on-going costs. As we continue to implement commercial operations and allocate significant and increasing resources to business development, marketing and other start-up activities, we expect our monthly cash net operating expenditures to increase from our current average of approximately $1.2 million to approximately $1.5 million per month during the next six months, excluding research and development costs.

     We plan to provide funding of up to $6 million in 2005 for unrestricted grants for research studies and implement a patient outcomes registry for our HANDS Protocols. We are currently in the process of awarding grants to investigators to test the efficacy of the HANDS Protocols through the conduct of studies in special patient populations, open label studies for alcohol and methamphetamine dependence, and controlled, double-blind studies conducted by leading researchers in the field of substance dependence. The patient outcomes registry will be conducted by a Contract Research Organization to monitor and evaluate outcomes of approximately 750 patients undergoing treatment using the HANDS Protocols at our commercial licensee sites. The combined cost of the studies and patient registry is estimated at approximately $8 million over the next two years.

     In March 2005, we signed an amendment to our corporate office lease for additional space to meet our current and projected staffing requirements. The amendment is at an initial base rent of $11,000 per month in addition to our current rent of approximately $33,000 per month, with increases scheduled annually over the remaining 67 months of the original lease term.

     In April 2005, we signed a five year lease for medical office space in Santa Monica, California, at an initial base rent of $19,000 per month commencing in August 2005. We estimate the build-out costs for tenant improvements will be approximately $600,000. We plan to sublease this space to an affiliated medical group under a management services and licensing agreement. Under the proposed management services agreement, we will provide billing, staffing and other administrative services to the medical group.

     We continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan. Our future capital requirements will depend upon many factors, including costs associated with the effectiveness of marketing our protocols, obtaining regulatory approvals and preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights. Additionally, our future expenditures will depend on competing technological and market developments and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, we believe that our existing cash reserves will be sufficient to meet our operating expenses and capital requirements for the next twelve months. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.

Contractual Obligations and Commercial Commitments

     The following table sets forth a pro forma summary of our material minimum contractual obligations and commercial commitments as of March 31, 2005:

		Less than			More than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations (1)	$4,492,000	$669,000	$1,595,000	$1,690,000	$538,000

     (1) Consists of our lease obligations for our corporate office, including the lease amendment signed in the first quarter for additional office space, and the medical office lease signed in April 2005.

Off-Balance Sheet Arrangements

     As of March 31, 2005 we had no off-balance sheet arrangements.

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

Revenue recognition

     Our revenues are derived from licensing our treatment protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers. We determine revenues earned based on the terms of these contracts, which determination requires the use of judgment, including the assessment of the collectibility of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us upon completion of the patient’s initial treatment using our protocol. For revenue recognition purposes, we treat the protocol licensing and related marketing and administrative services as one unit of accounting. We record the fees owed to us under the terms of the agreements as revenue in the period in which the patient’s medically supervised treatment has been completed.

Share-based expense

     We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions.

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

     Our accounting policies are more fully described in Note 1 to our audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. This statement is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. We are currently evaluating the provisions of SFAS 123(R) and its effect on our financial statements. The effect of adopting this statement will be to increase our compensation costs in the future.

     In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, FAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In January 2005 we granted stock options to employees and directors to purchase 325,000 shares of common stock at an exercise price of $5.72 per share. In addition, we issued 11,700 shares of common stock and warrants to purchase 45,000 shares of common stock to consultants and financial advisors, with exercise prices ranging from $2.80 to $5.72 per share. The securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as transactions by us not involving any public offering.

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

II-1

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

HYTHIAM, INC.
Date: May 10, 2005	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

Date: May 10, 2005	By:	/s/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer

II-3