Form 10-Q
period 2005-06-30
HYTHIAM INC
filed 2005-08-05
CIK 1136174

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
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
Yes ☐ No ☑
As of August 4, 2005, there were 30,188,637 shares of registrant’s common stock, $0.0001 par value, outstanding.

INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2005 and 2004, and the Period from February 13, 2003 (Inception) to June 30, 2005	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and the Period from February 13, 2003 (Inception) to June 30, 2005	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Item 4. Controls and Procedures	14
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	II-1
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	II-1
Item 3. Defaults Upon Senior Securities	II-1
Item 4. Submission of Matters to a Vote of Security Holders	II-1
Item 5. Other Information	II-2
Item 6. Exhibits	II-2
Signatures	II-3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	June 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$1,806	$4,000
Marketable securities	18,179	23,479
Receivables, net	129	168
Prepaids and other current assets	656	446

Total current assets	20,770	28,093
Long-term assets
Property and equipment, net	2,502	2,424
Intellectual property, net	3,105	3,080
Deposits and other assets	556	365

	$26,933	$33,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,493	$609
Accrued compensation and benefits	768	826
Other accrued liabilities	174	329

Total current liabilities	2,435	1,764

Long-term liabilities
Deferred rent liability	410	364
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 30,177,000 and 30,111,000 shares issued and 29,817,000 and 29,751,000 shares outstanding at June 30, 2005 and December 31, 2004, respectively	3	3
Additional paid-in-capital	48,499	47,234
Deficit accumulated during the development stage	(24,414)	(15,403)

	24,088	31,834

	$26,933	$33,962

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					February 13,
	Three Months Ended		Six Months Ended		2003
	June 30,		June 30,		(Inception) to
(In thousands, except per share amounts)	2005	2004	2005	2004	June 30, 2005
Revenues	$230	$5	$433	$72	$700
Operating Expenses
Salaries and benefits	2,253	1,413	3,871	2,686	10,605
Other operating expenses	2,635	980	5,504	2,681	13,782
Depreciation and amortization	208	154	404	297	1,149

Total operating expenses	5,096	2,547	9,779	5,664	25,536

Loss from operations	(4,866)	(2,542)	(9,346)	(5,592)	(24,836)
Interest income	174	37	335	77	547

Loss before provision for income taxes	(4,692)	(2,505)	(9,011)	(5,515)	(24,289)
Provision for income taxes	—	—	—	2	1

Net loss	$(4,692)	$(2,505)	$(9,011)	$(5,517)	$(24,290)

Basic and diluted net loss per share	$(0.16)	$(0.10)	$(0.30)	$(0.22)

See accompanying notes to financial statements.

Hythiam, Inc. and Subsidiaries
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			February 13,
	Six Months Ended		2003
	June 30,		(Inception) to
(In thousands)	2005	2004	June 30, 2005
Operating activities
Net loss	$(9,011)	$(5,517)	$(24,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	404	297	1,149
Provision for bad debt	10	—	10
Deferred rent liability amortization	11	14	58
Share-based expense	1,293	311	2,810
Changes in current assets and liabilities:
Receivables	63	121	(105)
Prepaids and other current assets	(380)	(53)	(628)
Accounts payable	746	(622)	1,355
Accrued compensation and benefits	(58)	433	768
Other accrued liabilities	(155)	(193)	174

Net cash used in operating activities	(7,077)	(5,209)	(18,699)

Investing activities
Purchases of marketable securities	(6,600)	(7,573)	(56,754)
Proceeds from sales and maturities of marketable securities	11,900	10,000	38,575
Purchases of property and equipment	(275)	(296)	(3,224)
Deposits made on property and equipment	(111)	—	(111)
Reimbursement of tenant improvement costs	—	—	301
Proceeds from maturity of deposit as collateral for letter of credit	—	—	352
Cash deposited as collateral for letter of credit	(92)	—	(792)
Cost of intellectual property	(82)	8	(746)

Net cash provided by (used in) investing activities	4,740	2,139	(22,399)

Financing activities
Net proceeds from sales of common and preferred stock and warrants	—	—	42,694
Proceeds from exercise of warrants	143	—	210

Net cash provided by financing activities	143	—	42,904

Net (decrease) increase in cash and cash equivalents	(2,194)	(3,070)	1,806
Cash and cash equivalents at beginning of period	4,000	3,444	—

Cash and cash equivalents at end of period	$1,806	$374	$1,806

Supplemental disclosure of cash paid
Income taxes	$—	$—	$3

Supplemental disclosure of non-cash activity
Common stock and warrants issued for intellectual property	$—	$—	$2,635
Common stock, options and warrants issued for outside services	1,122	65	2,612
Common stock and warrants issued as commissions on private placement	—	—	265
See accompanying notes to financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
Note 1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. and its subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K. The December 31, 2004 balance sheet has been derived from the audited financial statements on Form 10-K. Certain reclassifications have been made to the prior years’ condensed consolidated financial statements to conform to classifications used in the current year. All share data has been restated to reflect stock splits.
     We are considered a development stage company since most of our efforts to date have been devoted to raising capital, recruiting management and developing markets, and revenues earned to date from operations have not been significant.
Note 2. Acquisition of Intellectual Property
     On June 22, 2005, we and our wholly-owned subsidiary, Hythiam International (Cayman) Ltd., entered into an asset purchase agreement with Dr. Jacob Hiller to obtain the worldwide rights to his trade secret protocols for the treatment of nicotine and drug dependence, in exchange for a percentage of future net profits from exploitation of the protocols. In addition, as part of our European expansion strategy, Hythiam International (Cayman) Ltd. purchased the operating assets of Dr. Hiller’s clinic in Spain, and its wholly-owned subsidiary, Hythiam International Sàrl, engaged Dr. Hiller as a consultant and is taking over the clinic operations.
Note 3. Cash Equivalents and Marketable Securities
     We invest available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
     Investments, including auction rate securities, with maturity dates greater than three months when purchased which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at par value, which equals fair market value, as the rate on such securities resets generally every 7, 28 or 35 days.
Note 4. Basic and Diluted Loss per Share
     In accordance with Statement of Financial Accounting Standards (“SFAS”) 128, “Computation of Earnings Per Share,” basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.
     Common equivalent shares, consisting of 6,942,000 and 5,667,000 of incremental common shares as of June 30, 2005 and 2004, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

     A summary of the net loss and shares used to compute net loss per share is as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss	$(4,692)	$(2,505)	$(9,011)	$(5,517)

Basic and diluted loss per share	$(0.16)	$(0.10)	$(0.30)	$(0.22)

Weighted average common shares used to compute basic and diluted loss per share	29,787	24,615	29,774	24,614

Note 5. Share-Based Compensation
Stock options
     Under our 2003 Stock Incentive Plan, we have granted options to employees and directors as well as to non-employees for outside consulting services.
     We account for the issuance of employee stock options using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Had we determined compensation cost based on the fair value at the grant date for our employee stock options under SFAS 123, “Accounting for Stock-Based Compensation,” the pro forma effect on net loss and net loss per share would have been as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(4,692)	$(2,505)	$(9,011)	$(5,517)
Less: Share-based expense determined under fair value based method	(221)	(111)	(375)	(222)

Pro forma net loss	$(4,913)	$(2,616)	$(9,386)	$(5,739)

Net loss per share
As reported — basic and diluted	$(0.16)	$(0.10)	$(0.30)	$(0.22)
Pro forma — basic and diluted	$(0.16)	$(0.11)	$(0.32)	$(0.23)
     The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Expected volatility	63%	61%	63%	61%
Risk-free interest rate	4.19%	3.84%	4.18%	3.84%
Weighted average expected lives in years	10	10	10	10
Expected dividend yield	0%	0%	0%	0%
     During the three and six months ended June 30, 2005 and the six months ended June 30, 2004, we granted options for 595,000, 920,000 and 568,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $7.34, $6.77, and $5.86, respectively, the fair market values at the dates of grant. No options were granted during the three months ended June 30, 2004. Subsequently, in July 2005 we granted 361,000 shares to employees and consultants at $5.78 per share, the fair market value at date of grant.
     As of June 30, 2005, options for 450,000 shares granted to consultants and directors accounted for under SFAS 123 were outstanding. These options vest over periods ranging from three to four years and are being charged to expense as services are provided using the variable accounting method. Non-vested options have an estimated fair value of approximately $1,172,000 as of June 30, 2005, using the Black-Scholes pricing model.
     During the three and six months ended June 30, 2005 and 2004, share-based expense (income) relating to stock options amounted to $122,000, $939,000, ($265,000) and $0, respectively.
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
     During the six months ended June 30, 2005, we issued a warrant to purchase 25,000 shares of common stock at $5.72 per share to a management advisor for investor relations services. The warrant vested immediately and expires three years from date of grant. We also issued warrants to purchase 20,000 shares of common stock to a management consultant, of which a warrant for 10,000 shares was issued at $2.80 per share, with immediate vesting and expires in 2014, and a warrant for the remaining 10,000 shares was issued at $6.01 per share, with immediate vesting and expires in 2006. The total estimated fair value of warrants issued in the six months ended June 30, 2005 is approximately $104,000 using the Black-Scholes pricing model.
     During the three and six months ended June 30, 2005 and 2004, share-based expense (income) relating to warrants amounted to $69,000, $288,000, ($24,000) and $248,000, respectively.
Common Stock
     In March 2005, we issued 11,700 shares of common stock valued at $65,000 to a consultant providing investor relation services, which is being amortized to expense on a straight-line basis over the related six month service period. Share-based expense relating to stock issued for outside services was $32,000, $65,000, $32,000 and $65,000 for the three and six months ended June 30, 2005 and 2004, respectively. Subsequently, in July 2005 we issued to this consultant an additional 11,700 shares of common stock valued at $69,000, the fair market value at date of issue, to be amortized over the related six month service period.
Note 6. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. We are currently evaluating the provisions of SFAS

123(R) and its effect on our financial statements. The effect of adopting this statement will be to increase our compensation expense in the future.
     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.

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
Overview
     Hythiam, Inc. is a development stage healthcare services management company, focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological treatment protocols for substance dependence. Our proprietary Prometa™ protocols (formerly HANDS® protocols) are designed for use by healthcare providers to treat those diagnosed with dependence to alcohol, cocaine and methamphetamine, as well as combinations of these drugs. The Prometa protocols include medically supervised procedures designed to target receptor sites in the brain that regulate neurotransmitters implicated in brain processes of substance dependence. The Prometa protocols also provide for a maintenance program that includes medications and incentives for patients to continue with their recovery process through individualized continuing care programs. As a result, our Prometa protocols represent a comprehensive approach to managing substance dependence that is designed to address both the physiological and psychological aspects of the disease, thereby offering patients an opportunity to transition into a healthier lifestyle.
     We generate revenues by charging fees to licensed healthcare providers for access to our proprietary protocols for use in treating their patients. We also provide administrative services to assist physicians and facilities with staff education, marketing and sales support, and outcomes tracking for data analysis.
     In the first half of 2005, we entered into 11 new licensing agreements, bringing the total number of licensees to 18 at June 30, 2005. In the same period, 80 patients completed treatment using our Prometa protocols. We expanded our corporate office space during the second quarter to accommodate our increasing staff and have leased and are building out medical office space that will be occupied by a medical group to whom we have agreed to provide turn-key business management services and a license to use our protocol beginning in the third quarter of this year, in exchange for a management and licensing fee.
     In the second quarter, we signed two contracts with independent researchers to provide unrestricted grants for the study of the Prometa protocol: one for a randomized, controlled study comparing our Prometa protocols to standard medical treatment for alcohol dependence, and the second for a controlled study to investigate our Prometa protocols for the treatment of methamphetamine dependence.
     We established two wholly-owned foreign subsidiaries for the purpose of licensing our intellectual property in foreign markets, and entered into an agreement to acquire protocols for the treatment of nicotine and drug dependence in Europe. Although we have not commenced any foreign operations to date, we are planning to open several clinics in Europe in the second half of 2005.
     On August 4, 2005, we announced the branding of our proprietary protocols. The new name, Prometa™, will replace the HANDS Protocols® as we enter the marketing pre-launch phase of our business. Our goal was to create a brand name that would support the positioning of the protocols and differentiate them from traditional treatment options. Our protocols provide a medical treatment intervention, of shorter duration, separate and distinct from residential treatment and the few chronic anti-craving pharmaceuticals that exist on the market. We believe Prometa better communicates this treatment protocol.
Results of Operations
     We have a limited history of operations, have not yet commenced substantial marketing activities, and have not generated significant revenues from operations. Our revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our Prometa protocols. Our license agreements provide for a fee for the licensed technology and related services, set on a per-patient basis, and thus our revenues are generally related to the number of patients treated. Key indicators of our financial performance will be the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using our Prometa protocols. We believe that the number of patients treated by our licensees will increase over time as our marketing, advertising and branding activities are implemented and clinical outcomes data from research studies become available.
Revenues
     Our revenues for the three and six month periods ended June 30, 2005 were $230,000 and $433,000, respectively, compared to $5,000 and $72,000 in the comparable periods last year. The increase in revenues was driven by licensing fees earned from healthcare sites which completed treatment of a total of 40 patients in the quarter. By the end of the second quarter of 2005, there were six operational licensee sites contributing to revenues at some level, compared to just one operational site in the same period last year. In the second quarter of 2005, we entered into four new licensing agreements with hospitals and healthcare providers, bringing the total number of licensees to 18 at June 30, 2005. During the first half of 2005, 80 patients completed treatment using our Prometa protocols, compared to 16 patients in the same period last year. As we look forward to the third quarter, we now have 19 contracted licensees, of which 8 should be operational and contributing towards revenues. As we deploy the new brand identity and accelerate local marketing activity, we should see an increase in patient traffic toward the end of this calendar year and then on a sequential basis in calendar 2006. However, until each of the licensed treatment centers becomes fully operational and local marketing programs are in place to increase public awareness, we expect a minimal increase in patient activity in the third quarter of 2005. Thus far, new sites have typically started generating revenues after an initial four to six-month training and start-up period following contract signing. Pre-operational site initiation activities include the hiring and training of a local site manager, the education and training of the licensee physicians and staff in the Prometa protocols, the development of a local marketing plan and the mutual approval by both parties in the implementation plan for site launch.
     Our license agreements provide for a fee for the licensed technology and related services, set on a per patient basis, and thus our revenues are generally related to the number of patients treated. Key indicators of our financial performance in the future will be the number of facilities and healthcare providers that contract with us to license our proprietary protocols and the number of patients that are treated by those providers using the Prometa protocols.
Expenses
     We have devoted a substantial portion of our financial resources to the payment of salaries and benefits, legal and professional services, and other general and administrative expenses during our start-up period.
     Our operating expenses during the three and six month periods ended June 30, 2005 were $5.1 million and $9.8 million, respectively, compared to $2.5 million and $5.7 million, respectively, for the same periods last year. The increase in operating expenses in 2005 over 2004 reflects the continued development of our company and the execution of our business plan, including a national expansion strategy, hiring of key management personnel, investing in clinical research and the marketing of our Prometa protocols.
     Salaries and benefits expenses were $2.3 million and $3.9 million for the three and six month periods ended June 30, 2005, compared to $1.4 million and $2.7 million for the same in 2004. The increase for both periods was due to increased staffing to serve our growing number of licensees as well the strengthening of our executive management team to implement our business plan.
     In the three and six month periods ended June 30, 2005, our other operating expenses were $2.6 million and $5.5 million, respectively, versus $1.0 million and $2.7 million, respectively, last year, including non-cash charges (credits) of $224,000, $1.3 million, ($257,000) and $311,000, respectively, relating to share-based expense. Other operating expenses payable in cash for the three and six months ended June 30, 2005 were $2.4 million and $4.2 million, respectively, compared to $1.2 million and $2.3 million, respectively, for the same periods last year. Major components of our other operating expenses include legal, audit, insurance, travel and entertainment, rent, investor and public relations, clinical research, marketing, and other professional consulting costs. The increases in 2005 over the comparable periods in 2004 in most expense categories are generally proportionate to the overall increase in staffing and infrastructure of our company, with additional spending in 2005 for clinical research studies, legal and consulting costs for international expansion, accounting and consulting costs for Sarbanes-Oxley compliance and new marketing and business development activities.
     As of June 30, 2005, we have substantially completed the hiring of our senior management team and a substantial portion of our corporate management and supporting staff. As we enter into new licensing agreements, we will continue to hire additional site managers and supporting operational staff. Accordingly, our salaries, benefits and travel related expenses will continue to increase with the growth in our business. Additionally, we are planning to significantly increase our marketing efforts in the second half of 2005 to provide for local marketing and advertising as well as brand awareness on both a local and national level. We will also allocate up to $3 million in the second half of 2005 towards clinical studies and our patient outcomes registry.
International Operations
     In June 2005, we and our international subsidiary Hythiam International (Cayman) Ltd. entered into an asset purchase agreement to obtain the worldwide rights to certain trade secret protocols for the treatment of nicotine and drug dependence, in exchange for a percentage of future net profits from exploitation of the protocols. In addition, as part of our European expansion strategy, we have incorporated two wholly owned foreign subsidiaries and have engaged consultants to explore opportunities to start up clinic operations for the treatment of nicotine dependence in several European countries. As of June 30, 2005, we had not begun any international operations.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our stock. At June 30, 2005 we had approximately $20.0 million in cash, cash equivalents and marketable securities after raising net proceeds of approximately $21.3 million from a private placement of our stock in December 2004.
     Since we are a developing business, both our current and prior operating costs are not representative of our expected future costs. As we continue to implement commercial operations and allocate significant and increasing resources to business development, hire additional personnel, expand our market and engage in other start-up activities, we expect our cash operating expenses in the second half of 2005 to increase from our current average of approximately $1.4 million per month as we enter into additional licensing agreements and increase our marketing efforts to provide for local marketing and advertising as well as brand awareness on both a local and national level. As of June 30, 2005, we have committed approximately $1.4 million to provide funding for unrestricted grants for research studies for our Prometa protocol. We are currently in the process of awarding additional grants to investigators to test the efficacy of the Prometa protocol through the conduct of studies in special patient populations, open label studies for alcohol and methamphetamine dependence, and controlled, double-blind studies conducted by leading researchers in the field of substance dependence, for which we plan to allocate an additional $1.6 million in funding this year. In addition, we have initiated a patient outcomes registry to be conducted by a Contract Research Organization to monitor and evaluate outcomes of approximately 750 patients undergoing treatment using the Prometa protocol at our commercial licensee sites. The combined cost of the studies and patient registry is estimated at approximately $8 million over the next two years.
     In April 2005, we signed a five year lease for medical office space in Santa Monica, California, at an initial base rent of $19,000 per month commencing in August 2005. We estimate our build-out costs for tenant improvements will be approximately $700,000. We plan to sublease this space to a medical group to whom we have agreed to provide turn-key business management services and a license to use our protocol beginning in the third quarter of this year in exchange for a management and licensing fee.
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

     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans and the lack of sales predictability at this stage of our development, we believe that our existing cash reserves may not be sufficient to meet our operating expenses and capital requirements before we achieve profitability. Accordingly, we most likely will seek additional funds through public or private placement of shares of preferred or common stock or through public or private financing. Our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds, reduce operating costs or some combination thereof. In April 2005, we filed a shelf registration statement on Form S-3 that will enable us to sell up to an additional $30 million of our common stock from time to time in one or more offerings. We may not be successful in raising necessary funds on acceptable terms, or at all.
Contractual Obligations and Commercial Commitments
     The following table sets forth a pro forma summary of our material minimum contractual obligations and commercial commitments as of June 30, 2005 (in thousands):

		Less than 1			More than 5
Contractual Obligations	Total	year	1-3 years	3-5 years	years
Operating lease obligations(1)	$4,376	$742	$1,612	$1,708	$314
Contractual commitments for clinical studies	1,354	729	625	—	—

	$5,730	$1,471	$2,237	$1,708	$314

(1)	Consists of our current lease obligations for our corporate office and a medical office.

Off-Balance Sheet Arrangements
     As of June 30, 2005 we had no off-balance sheet arrangements.
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
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS 123(R) is effective for all public companies that file as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. However, in April 2005, the SEC announced that it would permit companies to implement this statement at the beginning of their next fiscal year. We are currently evaluating the provisions of SFAS 123(R) and its effect on our financial statements. The effect of adopting this statement will be to increase our compensation expense in the future.
     In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This Statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” SFAS 154 replaces APB 20, “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of this statement to have a material impact on our financial statements.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in market risks since the filing of our Annual Report on Form 10-K for the year ended December 31, 2004.
ITEM 4. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this filing, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In January 2005, we issued a three-year warrant to purchase 25,000 shares of common stock at $5.72 per share to a management advisor for investor relations services. In January 2005, we also granted warrants to purchase 20,000 shares of common stock to a management consultant, of which a warrant for 10,000 shares was issued at $2.80 per share and expires in 2014, and a warrant for the remaining 10,000 shares was issued in May 2005, at $6.01 per share, and expires in 2006. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as transactions by us not involving any public offering.
     In March 2005 we issued 11,700 shares of common stock and in July 2005 we issued an additional 11,700 shares of common stock to a consultant providing investor relation services. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as transactions by us not involving any public offering.
ITEM 3. Defaults Upon Senior Securities
     Not Applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 17, 2005. There were 24,484,924 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director and also voted in favor of an amendment to increase by 1,000,000 the number of shares issuable under our 2003 Stock Incentive Plan.
(1)	Election of Directors:

	For	Withheld
Terren S. Peizer	24,172,562	312,362
Anthony M. LaMacchia	24,168,507	316,417
Leslie F. Bell, Esq.	24,372,477	112,447
Herve de Kergrohen, M.D.	24,375,507	109,417
Ivan M. Lieberburg, Ph.D., M.D.	24,375,522	109,402
Richard A. Anderson	24,169,562	315,362
Marc G. Cummins	24,375,507	109,417
(2)	Amendment of 2003 Stock Incentive Plan:

For	15,773,447
Against	1,297,667
Abstain	21,401

II-1

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

HYTHIAM, INC.

Date: August 4, 2005	By:	/S/ TERREN S. PEIZER

Terren S. Peizer President and Chief Executive Officer

Date: August 4, 2005	By:	/S/ CHUCK TIMPE

Chuck Timpe Chief Financial Officer

II-3