Form 10-Q
period 2005-09-30
HYTHIAM INC
filed 2005-11-14
CIK 1136174

United States SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
Commission File Number 001-31932

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 14, 2005, there were 38,278,758 shares of registrant’s common stock, $0.0001 par value, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004, and the Period from February 13, 2003 (Inception) to September 30, 2005	4

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004, and the Period from February 13, 2003 (Inception) to September 30, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	II-1

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	II-1

Item 3.	Defaults Upon Senior Securities	II-1

Item 4.	Submission of Matters to a Vote of Security Holders	II-1

Item 5.	Other Information	II-1

Item 6.	Exhibits	II-2

Signatures		II-3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars in thousands, except share data)	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$3,450	$4,000
Marketable securities	10,513	23,479
Restricted cash and marketable securities	65	—
Receivables, net	299	168
Prepaids and other current assets	560	446

Total current assets	14,887	28,093

Long-term assets
Property and equipment, less accumulated depreciation of $975 and $516, respectively	2,872	2,424
Intellectual property, less accumulated amortiation of $379 and $219, respectively	3,072	3,080
Deposits and other assets	779	365

	$21,610	$33,962

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,239	$609
Accrued compensation and benefits	787	826
Other accrued liabilities	182	329

Total current liabilities	3,208	1,764

Long-term liabilities
Deferred rent liability	497	364

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $ par value; 200,000,000 shares authorized; 30,271,000 and 30,111,000 shares issued and 29,911,000 and 29,751,000 shares outstanding at September 30, 2005 and December 31, 2004, respectively	3	3
Additional paid-in-capital	48,920	47,234
Deficit accumulated during the development stage	(31,018)	(15,403)

	17,905	31,834

	$21,610	$33,962

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Period from
					February 13,
	Three Months Ended		Nine Months Ended		2003 (Inception)
	September 30,		September 30,		to September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004	2005
Revenues	$361	$41	$794	$113	$1,061

Operating Expenses
Salaries and benefits	2,452	1,308	6,323	3,994	13,057
Other operating expenses	4,444	1,593	9,948	4,274	18,226
Depreciation and amortization	221	159	625	456	1,370

Total operating expenses	7,117	3,060	16,896	8,724	32,653

Loss from operations	(6,756)	(3,019)	(16,102)	(8,611)	(31,592)
Interest income	152	39	487	116	699

Loss before provision for income taxes	(6,604)	(2,980)	(15,615)	(8,495)	(30,893)
Provision for income taxes	—	—	—	2	1

Net loss	$(6,604)	$(2,980)	$(15,615)	$(8,497)	$(30,894)

Basic and diluted net loss per share	$(0.22)	$(0.12)	$(0.52)	$(0.35)

See accompanying notes to financial statements.

Hythiam, Inc. and Subsidiaries
(a Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
	Nine Months Ended		February 13, 2003
	September 30,		(Inception) to
(In thousands)	2005	2004	September 30, 2005
Operating activities
Net loss	$(15,615)	$(8,497)	$(30,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	625	456	1,370
Provision for bad debt	10	—	10
Loss on disposition of fixed assets	20	—	20
Deferred rent liability amortization	32	22	79
Share-based expense	1,648	682	3,165
Changes in current assets and liabilities:
Receivables	(69)	99	(237)
Prepaids and other current assets	(279)	(48)	(527)
Accounts payable	1,393	(819)	2,002
Accrued compensation and benefits	(39)	566	787
Other accrued liabilities	(147)	(245)	182

Net cash used in operating activities	(12,421)	(7,784)	(24,043)

Investing activities
Purchases of marketable securities	(8,091)	(10,819)	(58,245)
Proceeds from sales and maturities of marketable securities	21,414	16,000	48,089
Purchases of property and equipment	(699)	(378)	(3,648)
Deposits made on property and equipment	(143)	—	(143)
Reimbursement received on tenant improvement costs	30	301	331
Deposit made on intellectual property amendment	—	(75)	—
Proceeds from maturity of deposit as collateral for letter of credit	355	352	707
Cash deposited as collateral	(802)	(350)	(1,502)
Cost of intellectual property	(137)	(3)	(801)
Increase in restricted cash and marketable securities	(65)	—	(65)

Net cash provided by (used in) investing activities	11,862	5,028	(15,277)

Financing activities
Net proceeds from sales of common and preferred stock and warrants	—	—	42,694
Costs incurred on equity financing activities	(194)	—	(194)
Proceeds from exercise of warrants	203	36	270

Net cash provided by financing activities	9	36	42,770

Net (decrease) increase in cash and cash equivalents	(550)	(2,720)	3,450
Cash and cash equivalents at beginning of period	4,000	3,444	—

Cash and cash equivalents at end of period	$3,450	$724	$3,450

Supplemental disclosure of cash paid
Income taxes	$—	$3	$3

Supplemental disclosure of non-cash activity
Common stock and warrants issued for intellectual property	$—	$—	$2,634
Common stock, options and warrants issued for outside services	230	86	1,720
Common stock and warrants issued as commissions on private placement	—	—	265
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
     Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at par value, which equals fair market value, as the rate on such securities resets generally every 7, 28 or 35 days.
     Restricted cash and marketable securities represents deposits secured as collateral for a bank credit card program.
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
     Common equivalent shares, consisting of 6,906,000 and 6,243,000 of incremental common shares as of September 30, 2005 and 2004, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

     A summary of the net loss and shares used to compute net loss per share is as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(6,604)	$(2,980)	$(15,615)	$(8,497)

Basic and diluted loss per share	$(0.22)	$(0.12)	$(0.52)	$(0.35)

Weighted average common shares used to compute basic and diluted loss per share	29,867	24,624	29,806	24,617

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(6,604)	$(2,980)	$(15,615)	$(8,497)
Less: Share-based expense determined under fair value based method	(256)	(143)	(624)	(380)

Pro forma net loss	$(6,860)	$(3,123)	$(16,239)	$(8,877)

Net loss per share
As reported — basic and diluted	$(0.22)	$(0.12)	$(0.52)	$(0.35)
Pro forma — basic and diluted	$(0.23)	$(0.13)	$(0.54)	$(0.36)

     The fair value of the options was estimated at the date of grant using the Black-Scholes pricing model with the following weighted average assumptions for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Expected volatility	63%	61%	63%	61%
Risk-free interest rate	4.17%	4.48%	4.18%	4.24%
Weighted average expected lives in years	10	10	10	10
Expected dividend yield	0%	0%	0%	0%
     During the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2004, we granted options for 397,000, 1,317,000, 652,000 and 1,220,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $5.86, $6.49, $2.80 and $4.24, respectively, the fair market values at the dates of grant. Subsequently, in October 2005 we granted options for 50,000 shares to a consultant at $5.40 per share, the fair market value at date of grant.
     As of September 30, 2005, options for 445,000, shares granted to consultants and directors accounted for under SFAS 123 were outstanding. These options vest over periods ranging from three to four years and are being charged to expense as services are provided using the variable accounting method. Non-vested options have an estimated fair value of approximately $938,000, as of September 30, 2005, using the Black-Scholes pricing model.
     During the three and nine months ended September 30, 2005 and 2004, share-based expense relating to stock options amounted to $272,000, $1.2 million, $320,000 and $320,000, respectively.
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
     During the nine months ended September 30, 2005, we issued a warrant to purchase 25,000 shares of common stock at $5.72 per share to a management advisor for investor relations services. The warrant vested immediately and expires three years from date of grant. We also issued warrants to purchase 20,000 shares of common stock to a management consultant, of which a warrant for 10,000 shares was issued at $2.80 per share, with immediate vesting and expires in 2014, and a warrant for the remaining 10,000 shares was issued at $5.80 per share, with immediate vesting and expires in 2006. The total estimated fair value of warrants issued in the nine months ended September 30, 2005 is approximately $104,000 using the Black-Scholes pricing model.
     During the three and nine months ended September 30, 2005 and 2004, share-based expense relating to warrants amounted to $48,000, $336,000, $40,000 and $287,000, respectively.
Common Stock
     In March 2005 we issued 11,700 shares of common stock and in July 2005 we issued an additional 11,700 shares of common stock to a consultant providing investor relation services. The common stock, which is being amortized to expense on a straight-line basis over a 12 month service period, was valued at $65,000 and $69,000, respectively, the fair market values at the dates of grant.

     Share-based expense relating to stock issued for outside services was $35,000, $99,000, $11,000 and $76,000, for the three and nine months ended September 30, 2005 and 2004, respectively.
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
Note 6. Subsequent Event
     On November 8, 2005 we completed the sale of 8.0 million shares in an underwritten follow-on offering of our common stock at a public offering price of $4.75 per share. We received approximately $35 million in net proceeds from the offering, after underwriting discounts, commissions and transaction costs. In addition, we granted the underwriters a 30-day option to purchase up to 1.2 million additional shares of common stock to cover over-allotments, if any.

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
Overview
     Hythiam, Inc. is a healthcare services management company, focused on delivering alcohol and drug dependence solutions. We research, develop, license and commercialize innovative physiological treatment protocols designed for use by healthcare providers seeking to treat individuals diagnosed with dependencies to alcohol, cocaine and methamphetamine, as well as combinations of these drugs. Unlike traditional treatment methodologies, our proprietary PROMETA™ treatment protocols include medically supervised treatments designed to address both the neurochemical imbalances in the brain and some of the nutritional deficits caused or worsened by substance dependence. Changes in brain chemistry and function play an important role in the physical and behavioral symptoms of substance dependence, including tolerance, withdrawal symptoms, craving and relapse. PROMETA represents an innovative approach to managing substance dependence that is designed to address physiological, nutritional and psychosocial aspects of the disease, and is thereby intended to offer patients an opportunity to achieve sustained recovery.
     We generate revenues by charging fees to licensed healthcare providers for access to our proprietary protocols for use in treating their patients. We also provide administrative services to assist physicians and facilities with staff education, marketing and sales support, and outcomes tracking for data analysis.
     In the first nine months of 2005, we entered into 16 new licensing agreements, bringing the total number of licensees to 23 at September 30, 2005. In the same period 152 patients were treated using our Prometa protocols. We expanded our corporate office space during the second quarter to accommodate our increasing staff and have leased and are building out medical office space that will be occupied by a medical group to which we have agreed to provide turn-key business management services and a license to use our protocol beginning in the fourth quarter of this year, in exchange for management and licensing fees.
     In the first nine months of 2005, we have announced a number of clinical studies by preeminent researchers in the field of substance dependence, and we are currently in the process of awarding additional grants to investigators to test the efficacy of the Prometa protocol through the conduct of double-blind, placebo controlled studies as well as open label studies for alcohol and methamphetamine dependence. We have also announced that a drug court in Indiana will evaluate the use of the Prometa protocols for drug court participants in a pilot endorsed by the National Association of Drug Court Professionals.
     We established several wholly-owned foreign subsidiaries for the purpose of licensing our intellectual property in foreign markets, and entered into an agreement to acquire protocols for the treatment of nicotine and drug dependence in Europe. Although we have not commenced any significant foreign operations to date, we are planning to open several clinics in Europe for the treatment of smoking cessation in the fourth quarter of 2005.
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
Revenues
     Our revenues for the three and nine month periods ended September 30, 2005 were $361,000 and $794,000, respectively, compared to $41,000 and $113,000 in the comparable periods last year. The increase in revenues was driven by licensing fees earned from healthcare sites which completed treatment of a total of 72 and 152 patients for the three and nine months. By the end of the third quarter of 2005, there were 11 operational licensee sites contributing to revenues at some level, compared to just one operational site in the same period last year. In the third quarter of 2005, we entered into five new licensing agreements with hospitals and healthcare providers, bringing the total number of licensees to 23 at September 30, 2005. During the first nine months of 2005, 152 patients were treated using our Prometa protocols, compared to 25 patients in the same period last year. As we look forward to the fourth quarter, we now have 25 contracted licensees, of which 15 to 20 should be operational and contributing towards revenues by the end of the quarter. As we deploy our new Prometa brand identity and accelerate local marketing activity, we should see a continued increase in patient traffic toward the end of this calendar year and into 2006. However, until each of the licensed treatment centers becomes fully operational and local marketing programs are in place to increase public awareness, we do not expect a significant increase in patient activity in the fourth quarter of 2005. Thus far, new sites have typically started generating revenues after an initial four to six-month training and start-up period following contract signing. Pre-operational site initiation activities include the hiring and training of a local site manager, the education and training of the licensee physicians and staff in the Prometa protocols, the development of a local marketing plan and the mutual approval by both parties in the implementation plan for site launch.
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
     Our operating expenses during the three and nine month periods ended September 30, 2005 were $7.1 million and $16.9 million, respectively, compared to $3.1 million and $8.7 million, respectively, for the same periods last year. The increase in operating expenses in 2005 over 2004 reflects the continued development of our company and the execution of our business plan, including a national and international expansion strategy, hiring of key management personnel, investing in clinical research and the marketing of our Prometa protocols.
     Salaries and benefits expenses were $2.5 million and $6.3 million for the three and nine month periods ended September 30, 2005, compared to $1.3 million and $4.0 million for the same periods in 2004. The increase for both periods was due to increased staffing to serve our growing number of licensees as well as the strengthening of our executive management team to implement our business plan.
     In the three and nine month periods ended September 30, 2005, our other operating expenses were $4.4 million and $9.9 million, respectively, versus $1.6 million and $4.3 million, respectively, last year, including non-cash charges of $355,000, $1.6 million, $371,000 and $682,000, respectively, relating to share-based expense. Other operating expenses payable in cash for the three and nine months ended September 30, 2005 were $4.1 million and $8.3 million, respectively, compared to $1.2 million and $3.6 million, respectively, for the same periods last year. Major components of our other operating expenses include legal, audit, insurance, travel and entertainment, rent, investor and public relations, clinical research, marketing, and other professional consulting costs. The increases in 2005 over the comparable periods in 2004 in most expense categories are generally proportionate to the overall increase in staffing and infrastructure of our company, with additional spending in 2005 for clinical research studies, legal and consulting costs for international expansion, accounting and consulting costs for Sarbanes-Oxley compliance and new marketing and business development activities.

     As of September 30, 2005, we have substantially completed the hiring of our senior management team and a substantial portion of our corporate management and supporting staff. As we enter into new licensing agreements, we will continue to hire additional site managers and supporting operational staff. Accordingly, our salaries, benefits and travel related expenses will continue to increase with the growth in our business. Additionally, we are planning to significantly increase our marketing efforts in the fourth quarter of 2005 to provide for local marketing and advertising as well as brand awareness on both a local and national level. We will also allocate up to $1.5 million in the fourth quarter of 2005 towards clinical studies and our patient outcomes registry.
Research Studies and Pilot Programs
     We have announced a number of clinical studies by preeminent researchers in the field of substance dependence, and we are currently in the process of awarding additional grants to investigators to test the efficacy of the Prometa protocol through the conduct of double-blind, placebo controlled studies as well as open label studies for alcohol and methamphetamine dependence. In the second quarter, we signed two contracts with independent researchers to provide unrestricted grants for the study of the Prometa protocol: one for a randomized, controlled study comparing our Prometa protocols to standard medical treatment for alcohol dependence, and the second for a controlled study to investigate our Prometa protocols for the treatment of methamphetamine dependence. In the third quarter we announced that the University of California, Los Angeles will conduct a multi-site, double-blind placebo controlled study on the Prometa treatment protocol for methamphetamine dependence. In October, 2005, we signed a contract with the Medical University of South Carolina for an unrestricted grant to conduct a double-blind, placebo controlled clinical study of the Prometa treatment protocol for alcoholism.
     In the third quarter, a drug court in Indiana announced it will evaluate the use of the Prometa protocols for drug court participants in a pilot endorsed by the National Association of Drug Court Professionals.
     In addition, we have initiated a patient outcomes registry to be conducted by a Contract Research Organization to monitor and evaluate outcomes of approximately 750 patients undergoing treatment using the Prometa protocol at our commercial licensee sites
Prometa Center
     In the fourth quarter 2005, we are planning to commence management for a medical practice that will occupy medical office space provided by us and license our Prometa protocols for the treatment of individuals diagnosed with dependencies to alcohol, cocaine and methamphetamine. The medical practice is located in Santa Monica, California. We are currently building out the leased space at an estimated total cost of approximately $1.1 million, including tenant improvements, furniture and medical and office equipment. Our management and licensing agreements will provide turn-key business management services to the medical group in exchange for management and licensing fees.
International Operations
     In June 2005, we and our international subsidiary Hythiam International (Cayman) Ltd. entered into an asset purchase agreement to obtain the worldwide rights to trade secret protocols for the treatment of nicotine and drug dependence, in exchange for a percentage of future net profits from exploitation of the protocols. In addition, as part of our European expansion strategy, we have incorporated several wholly owned foreign subsidiaries and have engaged consultants to explore opportunities to start up clinic operations for the treatment of nicotine dependence in Europe. As of September 30, 2005, we had not begun any significant international operations. We are currently evaluating the market opportunity and preparing to open clinics in Europe for the treatment of smoking cessation in the future.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our stock. At September 30, 2005 we had approximately $14 million in cash, cash equivalents and marketable securities. In November 2005, we raised an additional $35 million in net proceeds from a follow-on underwritten offering of 8.0 million shares of our common stock. In addition, we have granted to the underwriters a 30-day option to purchase an additional 1.2 million shares to cover over-allotments, if any.

     Since we are a developing business, both our current and prior operating costs are not representative of our expected future costs. As we continue to implement commercial operations and allocate significant and increasing resources to business development, hire additional personnel, expand our market and engage in other start-up activities, we expect our cash operating expenses in the fourth quarter of 2005 to increase from our current average of approximately $2.2 million per month as we enter into additional licensing agreements and increase our marketing efforts to provide for local marketing and advertising as well as brand awareness on both a local and national level. As of October 31, 2005, we have remaining commitments of approximately $4.3 million to provide funding for unrestricted grants for research studies for our Prometa protocol. In addition, we have initiated a patient outcomes registry to be conducted by a Contract Research Organization to monitor and evaluate outcomes of approximately 750 patients undergoing treatment using the Prometa protocol at our commercial licensee sites. The combined cost of the studies and patient registry is estimated at approximately $8 million over the next two years.
     In April 2005, we signed a five year lease for medical office space in Santa Monica, California, at an initial base rent of $19,000 per month commencing in August 2005. We estimate our total build-out costs for tenant improvements, furniture and equipment will be approximately $1.1 million. We plan to provide use of this space to a medical group for whom we have agreed to provide turn-key business management services and a license to use our protocol beginning in the fourth quarter of this year in exchange for a management and licensing fee.
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
     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current business plan, we believe that our existing cash reserves plus the $35 million in net proceeds from the completion of our recent stock offering in November will be sufficient to meet our operating expenses and capital requirements until we achieve profitability. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.
Contractual Obligations and Commercial Commitments
     The following table sets forth a pro forma summary of our material minimum contractual obligations and commercial commitments as of September 30, 2005 (in thousands):

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years
Operating lease obligations (1)	$4,214	$777	$1,624	$1,686	$127

Contractual commitments for clinical studies (2)	1,287	716	571	—	—

	$5,501	$1,493	$2,195	$1,686	$127

(1)	Consists of our current lease obligations for our corporate office and a medical office.

(2)	Subsequent to September 30, 2005, entered into additional commitments of $3.9 million over a two-year period.
Off-Balance Sheet Arrangements
     As of September 30, 2005 we had no off-balance sheet arrangements.

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
Revenue recognition
     Our revenues are derived from licensing our treatment protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers. We determine revenues earned based on the terms of these contracts, which determination requires the use of judgment, including the assessment of the collectibility of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us upon commencement of the patient’s initial treatment using our protocol. For revenue recognition purposes, we treat the protocol licensing and related administrative services as one unit of accounting. We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each patient’s treatment, which for substantially all of our license agreements is in the period in which the patient’s medically supervised treatment has commenced, and, in other cases, is at the time the initial medical treatment has been completed.
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At September 30, 2005, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. The weighted average interest rate of cash equivalents and marketable securities held at September 30, 2005 was 3.75%.
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
ITEM 4. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
     Not Applicable.
ITEM 3. Defaults Upon Senior Securities
     Not Applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not Applicable.
ITEM 5. Other Information.
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
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	the anticipated results of clinical studies on the efficacy of our protocols, and the publication of those results in medical journals

•	plans to have our protocols approved for reimbursement by third-party payors

•	plans to license our protocols to more hospitals and healthcare providers

•	marketing plans to raise awareness of our PROMETA protocols

II-1

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes

•	our future operating results, capital needs, and ability to obtain financing
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

HYTHIAM, INC.

Date: November 14, 2005	By:	/S/ TERREN S. PEIZER Terren S. Peizer
President and Chief Executive Officer

Date: November 14, 2005	By:	/S/ CHUCK TIMPE Chuck Timpe
Chief Financial Officer

II-3