Form 10-Q
period 2006-03-31
HYTHIAM INC
filed 2006-05-10
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2006
Commission File Number 001-31932

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated file. See definition of “accelerated file and large accelerated file” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of May 8, 2005, there were 39,808,562 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share data)
	March 31,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$4,864	$3,417
Marketable securities	34,428	43,583
Restricted cash and marketable securities	75	44
Receivables, net	283	249
Prepaids and other current assets	933	427

Total current assets	40,583	47,720

Long-term assets
Property and equipment, less accumulated depreciation of $1,439 and $1,172, respectively	3,420	3,498
Intellectual property, less accumulated amortization of $421 and $374, respectively	2,691	2,733
Deposits and other assets	500	511

	$47,194	$54,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$2,809	$2,652
Accrued compensation and benefits	1,232	1,285
Other accrued liabilities	414	364

Total current liabilities	4,455	4,301
Long-term liabilities
Deferred rent liability	380	422

	4,835	4,723

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 39,606,000 and 39,504,000 shares issued and 39,246,000 and 39,144,000 shares outstanding at March 31, 2006 and December 31, 2005, respectively	4	4
Additional paid-in-capital	90,524	89,176
Accumulated deficit	(48,169)	(39,441)

	42,359	49,739

	$47,194	$54,462

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)
	Three Months Ended
	March 31,
	2006	2005
Revenues	$653	$203
Operating Expenses
Salaries and benefits	3,895	1,655
Research and development	850	95
Other operating expenses	4,798	2,737
Depreciation and amortization	314	196

Total operating expenses	9,857	4,683

Loss from operations	(9,204)	(4,480)
Interest income	476	161

Loss before provision for income taxes	(8,728)	(4,319)
Provision for income taxes	—	—

Net loss	$(8,728)	$(4,319)

Basic and diluted net loss per share	$(0.22)	$(0.15)

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)
	Three Months Ended
	March 31,
	2006	2005
Operating activities
Net loss	$(8,728)	$(4,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	314	196
Deferred rent liability amortization	(29)	(9)
Share-based expense	1,097	1,068
Changes in current assets and liabilities:
Receivables	(34)	32
Prepaids and other current assets	(409)	(235)
Accounts payable	157	368
Accrued compensation and benefits	(53)	(427)
Other accrued liabilities	37	(60)

Net cash used in operating activities	(7,648)	(3,386)

Investing activities
Purchases of marketable securities	(13,304)	(4,449)
Proceeds from sales and maturities of marketable securities	22,459	5,300
Restricted cash	(31)	—
Purchases of property and equipment	(189)	(59)
Deposits and other assets	11	—
Cost of intellectual property	(5)	(66)

Net cash provided by investing activities	8,941	726

Financing activities
Exercises of stock options and warrants	154	7

Net cash provided by financing activities	154	7

Net increase (decrease) in cash and cash equivalents	1,447	(2,653)
Cash and cash equivalents at beginning of period	3,417	4,000

Cash and cash equivalents at end of period	$4,864	$1,347

Supplemental disclosure of cash paid
Income taxes	$—	$—

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$123	$1,025
See accompanying notes to financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2005 balance sheet has been derived.
     The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries and The PROMETA Center, Inc., a California professional corporation, which is owned and controlled by our senior vice president of medical affairs. Under the terms of a management services agreement, we provide and perform all nonmedical management and administrative services for the medical group. We also agreed to provide a working capital loan to the PROMETA Center up to a maximum of $1,500,000 (as amended in April 2006) to allow the medical group to pay its obligations, including our management fees. Payment of our management fee is subordinate to payments of other obligations of the medical group, and repayment of the working capital loan is not guaranteed by the shareholder or any other third party. We have determined that the PROMETA Center is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation 46, “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center.
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
     Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased, which have readily determined fair values, are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at par value, which equals fair market value, as the rate on such securities resets generally every 7, 28 or 35 days.
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
     Common equivalent shares, consisting of 7,122,000 and 6,686,000 of incremental common shares as of March 31, 2006 and 2005, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

     A summary of the net loss and shares used to compute net loss per share is as follows:

	Three Months Ended March 31,
	2006	2005
Net loss	$(8,728,000)	$(4,319,000)

Basic and diluted loss per share	$(0.22)	$(0.15)

Weighted average common shares used to compute basic and diluted loss per share	39,196,000	29,762,000

Note 4. Share-Based Expense
Stock Options — Employees and Directors
     On January 1, 2006, we adopted SFAS 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123(R) requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123(R), we accounted for shared-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
     We adopted SFAS 123(R) using the modified prospective method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123(R) for employees and directors for the three months ended March 31, 2006 was $464,000, which impacted our basic and diluted loss per share by $0.01 per share for the three months ended March 31, 2006. There was no share-based compensation expense related to employee or director stock options recognized during the three months ended March 31, 2005.
     Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro forma share-based expense required under FSAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to fiscal 2006, we accounted for forfeitures as they occurred.

     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to share-based awards granted under our stock option plan for the three months ended March 31, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes pricing model and amortized to expense over the options’ contractual term.

Three Months
Ended March 31,
2005
Net loss, as reported	$(4,319,000)
Less: Share-based expense determined under fair value based method	(167,000)

Pro forma net loss	$(4,486,000)

Net loss per share:
As reported — basic and diluted	$(0.15)
Pro forma — basic and diluted	$(0.15)
     During the three months ended March 31, 2006 and 2005, we granted options for 596,400 and 325,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $6.44 and $5.72, respectively, which was the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.
     The estimated fair value of options granted to employees and directors during the three months ended March, 31, 2006 and 2005 was $2,323,000 and $1,382,000, respectively, calculated using the Black-Scholes pricing model with the following assumptions.

	Three Months Ended March 31,
	2006	2005
Expected volatility	58%	63%
Risk-free interest rate	4.46%	4.17%
Weighted average expected lives in years	6.5	10
Expected dividend yield	0%	0%
     The expected volatility of our stock has been estimated using the average expected volatility reported by other public healthcare companies, since we have a limited history as a public company and our actual stock price volatility would not be meaningful. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option traunches.
     We have elected to adopt the detailed method provided in SFAS 123(R) for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123(R).
     As of March 31, 2006, there was $7,124,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.
Stock Options and Warrants — Non-employees
     We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123 by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.
     For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.”
     During the three months ended March 31, 2006 and 2005, we granted options and warrants for 60,000 and 45,000 shares, respectively, to non-employees at weighted average prices of $6.42 and $5.09, respectively. Share-based expense relating to stock options and warrants granted to non-employees was $610,000 and $1,036,000 for the three months ended March 31, 2006 and 2005, respectively.
Common Stock
     During the three months ended March 31, 2006 and 2005, we issued 11,700 shares of common stock in each period to a consultant providing investor relations services, valued at $71,000 and $65,000, respectively, which is being amortized to expense on a straight-line basis over the related six month service period. Share-based expense relating to all common stock issued for consultants for services was $24,000 and $32,000 for the three months ended March 31, 2006 and 2005, respectively.
Note 5. Recent Accounting Pronouncements
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report.
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.
Overview
Introduction
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
Operations
     We currently have 34 licensed commercial sites throughout the United States. In addition, in the first quarter 2006 we entered into a licensing agreement with CompCare, a leading managed care behavioral health organization, to market the PROMETA protocols to its managed care network providers. Through this agreement, we will extend awareness of the PROMETA protocols to the employer groups and third party payors serviced by CompCare, and its strategic marketing partner will work with CompCare to market PROMETA to additional large employers, government groups and third party payers that are not current CompCare customers. We believe that the number of patients treated by our licensees will continue to increase over time as our marketing, advertising and branding activities are implemented and clinical outcomes data from research studies become available.
     In December 2005, we commenced management of The PROMETA Center, Inc., a new medical practice operating in a state-of-the-art outpatient facility located in Santa Monica, California. Under the terms of a full service management agreement, we manage the medical practice in exchange for management and licensing fees. The practice has a primary focus on using the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines but will also offer medical interventions for other substance dependencies. The revenues and expenses of the PROMETA center are included in our consolidated financial statements under accounting standards applicable to variable interest entities.
Research and Development
     To date, we have spent $3.7 million on research grants for studies by preeminent researchers in the field of substance dependence to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence, commercial pilots with state programs and drug court systems to study the efficacy of the PROMETA protocols, and clinical outcomes registry for the monitoring and evaluation of up to 750 patients undergoing treatment using PROMETA at our commercial licensee sites. We plan to spend an additional $8 million in the remainder of 2006 and 2007 for these and other studies. We believe the results from these studies will validate PROMETA as a method of care for treating alcoholism and stimulant dependence, as well as serve to accelerate our growth.

     We have announced that on May 16, 2006 clinical investigator Harold Urschel will report preliminary results from a clinical study on PROMETA for methamphetamine dependence. Also in May 2006, we announced that the PROMETA protocol for stimulants was adopted by the City Court of Gary, Indiana, following a successful commercial pilot that was terminated prior to completion when PROMETA’s results with stimulant dependent drug court participants overwhelmingly surpassed the Court’s historical success rates. We view the acceptance of PROMETA by this drug court as an important milestone and a demonstration of the effectiveness of PROMETA in the criminal justice system.
International Licensing
     In April 2006, we announced that the European Patent Office has stated on its website that grant of a patent is intended for our European patent application, which contains claims for the use of a composition of matter for the treatment of alcohol dependence. Our wholly-owned foreign subsidiaries’ activities to date have consisted of funding of legal and other consulting services, development and start-up activities for potential business opportunities in Europe. As of March 31, 2006, we had not commenced treatment of patients in any foreign markets.
Results of Operations
Revenues
     During the first quarter of 2006, our revenues increased more than three-fold to $653,000, compared to $203,000 recorded in the first quarter of 2005 and increased by 76% over the fourth quarter of 2005. The increase in revenues was driven by fees earned from our licensed healthcare provider sites which treated 96 patients, versus 40 patients in the comparable period last year. During the current quarter, there were 19 licensee sites contributing to revenues at some level versus 4 in the same period last year. Our average revenue per patient treated increased by 34% to $6,801 in the current quarter compared to $5,085 for the same period last year. This increase was primarily attributable to patients treated by the newly-opened PROMETA Center, which generates higher average revenues per patient than our other licensed sites due to consolidation of its gross revenues in our financial statements, as well as lower average discounts granted by our licensees in the current quarter than in the same period last year.
     As we deploy our new PROMETA brand identity, accelerate local marketing activity, and see our newer licensees mature past the initial training and startup phase, we anticipate seeing continuing increases in patient traffic and related revenues.
Operating Expenses
     Our operating expenses during the first quarter ended March 31, 2006 were $9.9 million versus $4.7 million in the first quarter of 2005, an increase of $5.2 million or 111%. The increase in operating expenses in 2006 over 2005 reflects the continued development and expansion of our company, execution of our business plan, hiring of key management personnel, investments in clinical research and the expansion of our marketing efforts for our PROMETA protocols.
     Salaries and benefits expenses increased by 135% to $3.9 million during the first quarter ended March 31, 2006, compared to $1.7 million for the same period last year. The increase reflects the more than doubling of our staff from the prior year to serve our growing number of licensees, as well as the increased corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general administrative functions. The increase also includes $464,000 of share-based compensation recorded in the first quarter 2006 as a result of our adoption of the accounting provisions of SFAS 123(R) to recognize share-based compensation for employee and director stock option awards in our statements of operations, effective January 1, 2006.
     We increased our research and development expense to $850,000 in the first quarter 2006, versus $95,000 in the comparable period last year. This significant increase reflects the funding of unrestricted grants for research studies to evaluate our PROMETA protocols, initiation of the patient outcomes registry and commencement of commercial pilot studies.

     In the first quarter ended March 31, 2006, our other operating expenses were $4.8 million versus $2.7 million in the same period last year. Included in these amounts were non-cash charges of $633,000 and $1.1 million, respectively, for share-based expense related to options, warrants and common stock issued to consultants and directors. Major components of our other operating expenses include legal, audit, insurance, travel, rent, public relations, marketing and advertising, and other professional consulting costs. The increase in 2006 over the comparable period in 2005, in most expense categories, was generally proportionate to the overall increase in staffing and infrastructure of our company. In the first quarter of 2006 we increased spending in marketing and direct-to-consumer advertising in the major metropolitan service areas where we have established a market presence. We also increased spending for auditing and consulting costs for Sarbanes-Oxley Section 404 compliance, international expansion activities, and new initiatives for expanding our business to managed care, statewide agencies, criminal justice systems and the gay community.
Interest Income
     The increase in interest income from $161,000 in the first quarter 2005 to $476,000 in the first quarter 2006 is primarily due to additional proceeds from our equity offering of $40 million in November 2005, and an increase in the weighted average interest rate from the prior period.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our stock. In November 2005, we raised an additional $40 million in net proceeds from a follow-on underwritten offering of 9.2 million shares of our common stock. As of March 31, 2006, we had $39.3 million in cash, cash equivalents and marketable securities.
     Since we are a rapidly growing business, our prior operating costs are not representative of our expected on-going costs. As we continue to implement commercial operations and allocate significant and increasing resources to sales, marketing and new initiatives, we expect our monthly cash operating expenditures to increase from our first quarter average of approximately $2.5 million per month to approximately $2.8 to $3.0 million per month over the next twelve months, excluding research and development costs. We plan to spend approximately $8 million in the remainder of 2006 and 2007 for research and development.
     In 2006, we expect our capital expenditures to be approximately $1.5 million. Additionally, we will continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.
     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated growth in our revenues and the expansion of our business into managed care and government sponsored programs, we believe that our existing cash reserves totaling approximately $39.3 million as of March 31, 2006 will be sufficient to meet our operating expenses and capital requirements until we achieve profitability. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.
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

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material minimum contractual obligations and commercial commitments as of March 31, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years
Operating lease obligations (1)	$3,830	$789	$1,648	$1,393
Contractual commitments for clinical studies	5,347	2,983	2,364	—

	$9,177	$3,772	$4,012	$1,393

(1)	Consists of our current lease obligations for our corporate office and a medical office. Subsequent to March 31, 2006, we signed an amendment to our corporate office lease agreement to acquire additional administrative space. The impact of this amendment to our lease commitments above is a net increase of $840,000, over a five-year period ($119,000 in the first year, $371,000 in the second and third year and $350,000 in the fourth and fifth year).
Off-Balance Sheet Arrangements
     As of March 31, 2006, we had no off-balance sheet arrangements.
Critical Accounting Estimates
     The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Our actual future results may differ from those estimates.
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
Share-based expense
     Commencing January 1, 2006, we implemented the accounting provisions of SFAS 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.
     The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been made using volatility averages of other public healthcare companies, since we have a limited history as a public company and our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. For example, based on the 2005 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%.

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
Recent Accounting Pronouncements
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
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At March 31, 2006, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit. During the first quarter of 2006, the weighted average interest rate of cash equivalents and marketable securities held at March 31, 2006 was 4.5%.
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
ITEM 4. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In February 2006, we issued 11,700 shares of common stock to a consultant providing investor relations services valued at $71,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
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

HYTHIAM, INC.

Date: May 10, 2006	By:	/s/ TERREN S. PEIZER

Terren S. Peizer
Chief Executive Officer

Date: May 10, 2006	By:	/s/ CHUCK TIMPE

Chuck Timpe
Chief Financial Officer

II-3