Form 10-Q
period 2006-06-30
HYTHIAM INC
filed 2006-08-09
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐            Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 7, 2006, there were 40,113,706 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$4,051	$3,417
Marketable securities	28,794	43,583
Restricted cash	95	44
Receivables, net	517	249
Prepaids and other current assets	794	427

Total current assets	34,251	47,720

Long-term assets
Property and equipment, less accumulated depreciation of $1,700 and $1,172, respectively	3,248	3,498
Intellectual property, less accumulated amortization of $473 and $374, respectively	3,481	2,733
Deposits and other assets	501	511

	$41,481	$54,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$3,773	$2,652
Accrued compensation and benefits	1,600	1,285
Other accrued liabilities	470	364

Total current liabilities	5,843	4,301

Long-term liabilities
Deferred rent liability	367	422

	6,210	4,723

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 40,022,000 and 39,504,000 shares issued and 39,662,000 and 39,144,000 shares outstanding at June 30, 2006 and December 31, 2005, respectively	4	4
Additional paid-in-capital	92,399	89,176
Accumulated deficit	(57,132)	(39,441)

	35,271	49,739

	$41,481	$54,462

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues	$1,172	$230	$1,825	$433

Operating Expenses
Salaries and benefits	3,806	2,254	7,701	3,909
Research and development	454	277	1,304	372
Other operating expenses	5,991	2,357	10,789	5,094
Depreciation and amortization	315	208	629	404

Total operating expenses	10,566	5,096	20,423	9,779

Loss from operations	(9,394)	(4,866)	(18,598)	(9,346)
Interest income	433	174	909	335

Loss before provision for income taxes	(8,961)	(4,692)	(17,689)	(9,011)
Provision for income taxes	1	—	1	—

Net loss	$(8,962)	$(4,692)	$(17,690)	$(9,011)

Basic and diluted net loss per share	$(0.23)	$(0.16)	$(0.45)	$(0.30)

Basic and diluted weighted average number of shares outstanding	39,458	29,787	39,328	29,774

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
Operating activities
Net loss	$(17,690)	$(9,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	629	404
Provision for bad debt	48	10
Deferred rent liability	(121)	11
Share-based expense	1,434	1,293
Changes in current assets and liabilities:
Receivables	(316)	63
Prepaids and other current assets	(131)	(380)
Accounts payable	1,121	746
Accrued compensation and benefits	315	(58)
Other accrued liabilities	176	(155)

Net cash used in operating activities	(14,535)	(7,077)

Investing activities
Purchases of marketable securities	(17,054)	(6,600)
Proceeds from sales and maturities of marketable securities	31,843	11,900
Restricted cash	(51)	—
Purchases of property and equipment	(279)	(275)
Deposits and other assets	10	(111)
Cash deposited as collateral	—	(92)
Cost of intellectual property	(110)	(82)

Net cash provided by investing activities	14,359	4,740

Financing activities
Exercises of stock options and warrants	810	143

Net cash provided by financing activities	810	143

Net increase (decrease) in cash and cash equivalents	634	(2,194)
Cash and cash equivalents at beginning of period	3,417	4,000

Cash and cash equivalents at end of period	$4,051	$1,806

Supplemental disclosure of cash paid
Income taxes	$—	$—
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$320	$1,122
Common stock issued for intellectual property	738	—

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
     The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries and The PROMETA Center, Inc., a California professional corporation, a medical group owned and controlled by our senior vice president, medical director. Under the terms of a management services agreement, we provide and perform all nonmedical management and administrative services for the medical group. We also agreed to provide a working capital loan to the PROMETA Center up to a maximum of $1,500,000 to allow the medical group to pay its obligations, including our management fees. Payment of our management fee is subordinate to payments of other obligations of the medical group, and repayment of the working capital loan is not guaranteed by the shareholder or any other third party. We have determined that the PROMETA Center is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center.
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
     Restricted cash represents deposits secured as collateral for a bank credit card program.
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
     Common equivalent shares, consisting of 6,888,000 and 6,942,000 of incremental common shares as of June 30, 2006 and 2005, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Note 4. Share-Based Expense
Stock Options – Employees and Directors
     On January 1, 2006, we adopted SFAS 123 (Revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123R, we accounted for shared-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
     We adopted SFAS 123R using the modified prospective method, which requires the application of the new accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2006 was $473,000 and $938,000, respectively, which impacted our basic and diluted loss per share by $0.01 and $0.02, respectively. There was no share-based compensation expense related to employee or director stock options recognized during the three and six months ended June 30, 2005.
     Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to share-based awards granted under our stock option plan for the three and six months ended June 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes pricing model and amortized to expense over the options’ contractual term.

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005
Net loss, as reported	($4,692,000)	($9,011,000)
Less: Share-based expense determined under fair value based method	($221,000)	($375,000)

Pro forma net loss	($4,913,000)	($9,386,000)

Net loss per share:
As reported — basic and diluted	($0.16)	($0.30)
Pro forma — basic and diluted	($0.16)	($0.32)

     During the three and six months ended June 30, 2006 and 2005, we granted options for 24,000, 620,000, 595,000 and 920,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $8.56, $6.52, $7.34 and $6.77, respectively, the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.
     The estimated fair value of options granted to employees and directors during the three and six months ended June 30, 2006 and 2005 was $123,000, $2.4 million, $2.8 million and $3.9 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected volatility	58%	63%	58%	63%
Risk-free interest rate	5.00%	4.19%	4.49%	4.18%
Weighted average expected lives in years	6.5	10	6.5	10
Expected dividend yield	0%	0%	0%	0%
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
     We have elected to adopt the detailed method provided in SFAS 123R for calculating the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.
     As of June 30, 2006, there was $6.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.
Stock Options and Warrants – Non-employees
     We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123 by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.
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
     During the three and six months ended June 30, 2006 and the six months ended June 30, 2005, we granted options and warrants for 55,000, 115,000 and 45,000 shares, respectively, to non-employees at weighted average prices of $6.87, $6.63 and $5.09 respectively. There were no options or warrants granted during the three months ended June 30, 2005. Share-based expense (income) relating to stock options and warrants granted to non-employees was ($189,000), $421,000, $192,000 and $1.2 million for the three and six months ended June 30, 2006 and 2005, respectively.
Common Stock
     During the three and six months ended June 30, 2006 and the six months ended June 30, 2005, we issued 28,000, 40,000 and 12,000 shares of common stock, respectively, for consulting services, valued at $197,000, $268,000 and $65,000, respectively. These costs, with the exception of the intellectual property rights acquired, are being amortized to expense on a straight-line basis over the related six month to one year service periods. Share-based expense relating to all common stock issued for consulting services was $53,000, $77,000, $32,000 and $65,000 for the three and six months ended June 30, 2006 and 2005, respectively.
Note 5. Common Stock
     In May 2006, we issued an additional 105,000 shares of our common stock valued at $738,000 to Tratamientos Avanzados de la Addiccion S.L. as initial consideration for an amendment to the Technology Purchase and Royalty Agreement dated March 2003. The amendment expands the definition of “Processes” to include additional indications for the use of the PROMETA protocol, including addiction to opiates, eating disorders, general anxiety disorders and nicotine addiction. The amendment requires us to issue 35,000 shares for each indication for which we file a patent application claim, plus an additional 50,000 shares for each indication for which we derive revenues in the future.
     In June 2006, we established a qualified employee stock purchase plan (“ESPP”), approved by our shareholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of June 30, 2006, there were no shares of our common stock issued pursuant to the ESPP.
Note 6. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. During the six months ended June 30, 2006, we paid or accrued $113,000 in fees to the consulting firm.
Note 7. Recent Accounting Pronouncements
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
     In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. We do not expect the adoption of this statement to have a material impact on our financial statements.

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
Overview
Introduction
     We are a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment protocols designed for use by healthcare providers seeking to treat individuals diagnosed with dependencies to alcohol, cocaine and methamphetamine, as well as combinations of these drugs. Our proprietary PROMETA™ treatment protocols comprise nutritional supplements, FDA-approved oral and intravenous medications used off-label and separately administered in a unique dosing algorithm, as well as psychosocial or other recovery-oriented therapy chosen by the patient and his or her treatment provider. As a result, PROMETA represents an innovative approach to managing alcohol, cocaine, or methamphetamine dependence that is designed to address physiological, nutritional and psychosocial aspects of the disease, and is thereby intended to offer patients an opportunity to achieve sustained recovery.
Operations
     As of June 30, 2006, we had 40 licensed commercial sites throughout the United States, of which 20 sites were contributing to our revenues in the second quarter of 2006. Approximately one third of our revenues in 2006 have been derived from our licensing and management agreement with The PROMETA Center, Inc., a medical practice owned by our senior vice president and medical director, which began operations in December 2005 in a state-of-the-art outpatient facility in Santa Monica, California. The PROMETA Center has a primary focus on using the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines, and also offers medical interventions for other substance dependencies. The revenues and expenses of the PROMETA Center are included in our consolidated financial statements under accounting standards applicable to variable interest entities.
PROMETA Centers
     Based on the initial success with managing the PROMETA Center in Santa Monica, we have decided to expand this business model and open additional PROMETA Centers in other major metropolitan areas. Our next managed PROMETA Center is planned for San Francisco. In addition, we have entered into an agreement with Welcome Back, LLC (formerly known as Canterbury Institute) who has agreed to deposit $2 million into escrow toward opening PROMETA Centers in two locations, one in Northern New Jersey and the other in Southern Florida. As part of the agreement, we will receive a 10% share of the profits in each licensed center, in addition to fees for services and technology licensing. We expect all of these additional PROMETA Centers to be operational by the first quarter 2007.
Clinical Data from Research and Pilot Studies
     We believe that a key to our success will be the publication of positive results from research studies and commercial pilots evaluating the PROMETA protocols. To date, we have spent $4.1 million on research grants for studies by preeminent researchers in the field of substance dependence to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence, commercial pilots with state programs and drug court systems to study the efficacy of the PROMETA protocols.

We plan to spend an additional $6.4 million in the remainder of 2006 and 2007 for these and other studies. We believe the results from these studies will validate PROMETA as a method of care for treating alcoholism and stimulant dependence and serve to accelerate our growth.
     In June 2006, board certified psychiatrist and addiction expert Harold C. Urschel, III, M.D., M.M.A., lead investigator on the first clinical study of the PROMETA treatment protocol for stimulant dependence, reported that more than 80% of study participants experienced a significant clinical benefit after treatment with no adverse events. Clinical benefit during the 12-week study was measured through decrease in cravings, reduction of methamphetamine use, and treatment retention. According to Dr. Urschel, the 50-subject study, which contained no active drug abuse counseling support, concluded that PROMETA demonstrated clinical utility with chronic, relapsing methamphetamine-dependent patients who also reported decreased cravings.
     In June 2006, Pierce County Alliance (PCA), the largest substance abuse treatment provider for criminal justice in Washington’s Pierce County, presented the results of a 40-subject pilot program of PROMETA for methamphetamine- and cocaine-dependence treatment. PCA found over the program’s interim monitoring period 93% of participants remained drug-free while 97% of weekly random urine analyses tested negative for substance abuse. PCA has adopted the PROMETA Protocols for treatment of both cocaine and methamphetamine dependent individuals and has signed an agreement with us to license the PROMETA Protocols.
     In May 2006, the PROMETA protocol for stimulants was adopted by the City Court of Gary, Indiana, following a successful commercial 30-subject pilot that was terminated prior to completion when PROMETA’s results with stimulant dependent drug court participants surpassed the Court’s historical success rates. In July 2006, the Court reported that 80% of the PROMETA pilot participants were still doing well with an aggregate negative drug testing rate of 95% for those patients six months post treatment initiation and that 75% of the participants were employed.
     We view the PCA and Gary Court adoptions as important milestones and as references for our efforts in the criminal justice system.
International Licensing
     In April 2006, the European Patent Office issued notice that grant of a patent is intended for our European patent application, which contains claims for the use of a composition of matter for the treatment of alcohol dependence. Our wholly-owned foreign subsidiaries’ activities to date have consisted of funding of legal and other consulting services, development and start-up activities for potential business opportunities overseas. As of June 30, 2006, we had not commenced treatment of patients in any foreign markets. In July 2006, our Swiss foreign subsidiary signed PROMETA license agreements with three sites in Switzerland to serve the international market.
Results of Operations
Revenues
     Our net revenues for the three months ended June 30, 2006 increased by $942,000, or 410%, to $1.2 million from $230,000 for the three months ended June 30, 2005, and increased by 79% over the first quarter of 2006. These increases were primarily due to an increase in the number of patients treated and the expansion of the number of revenue-contributing licensees. In the second quarter of 2006, 175 patients were treated by 20 licensee sites, compared to 40 patients treated by six sites in the comparable period last year. Our average revenue per patient treated increased by 14% to $6,700 in the current quarter compared to $5,750 for the same period last year. This increase was primarily attributable to patients treated by the newly-opened PROMETA Center, which generates higher average revenues per patient than our other licensed sites due to consolidation of its gross revenues in our financial statements, and lower average discounts granted by our licensees in the current quarter than in the same period last year.
     For the six months ended June 30, 2006, our net revenues increased by $1.4 million, or 321%, to $1.8 million from $433,000 in the same period last year, due an increase in the number of patients treated and expansion of the number of contributing licensees. During the first half of 2006, 271 patients were treated by 24 licensee sites, compared to 80 patients treated by six sites in the same period last year. Our average revenue per patient treated during the first half of the year increased by 25% to $6,736 compared to $5,413 for the comparable period last year. As with the current quarter, the year to date increase was primarily attributable to patients treated by the PROMETA Center and lower average discounts granted by our licensees.
Operating Expenses
     Our operating expenses during the three and six month periods ended June 30, 2006 were $10.6 million and $20.4 million, respectively, compared to $5.1 million and $9.8 million, respectively, for the same periods last year. The increase in operating expenses in 2006 over 2005 reflects the continued development of our company and the execution of our business plan, including a national and international expansion strategy, hiring of key management personnel, spending for clinical research and the marketing of our PROMETA protocols.
     Salaries and benefits expenses were $3.8 million and $7.7 million for the three and six month periods ended June 30, 2006, respectively, compared to $2.3 million and $3.9 million, respectively, for the same periods in 2005. The increase for both periods reflect increased staffing to serve our growing number of licensees and newly-opened PROMETA Center, as well as the building of our executive management and corporate services team. Additionally, the increases in 2006 include $473,000 and $938,000 for the three and six months ended June 30, 2006, respectively, for employee and director share-based expense resulting from our adoption of SFAS 123R on January 1, 2006.
     We increased our research and development expense to $454,000 and $1.3 million, respectively, during the three and six months ended June 30, 2006, compared to $277,000 and $372,000 in the comparable periods last year. This significant increase reflects the funding of unrestricted grants for research studies to evaluate our PROMETA protocols, initiation of the patient outcomes registry and commencement of commercial pilot studies.
     In the three and six month periods ended June 30, 2006, our other operating expenses were $6.0 million and $10.8 million, respectively, versus $2.4 million and $5.1 million, respectively, last year, including non-cash charges (credits) of $(135,000), $498,000, $224,000 and $1.3 million, respectively, relating to non-employee share-based expense. Major components of our other operating expenses include legal, audit, insurance, travel, rent, public relations, marketing, advertising and other professional consulting costs. The increases in 2006 over the comparable periods in 2005 in most expense categories are generally proportionate to the overall increase in staffing and infrastructure of our company. In 2006 we increased spending in marketing and direct-to-consumer advertising in the major metropolitan service areas where we have established a market presence. We also increased spending for auditing and consulting costs for Sarbanes-Oxley Section 404 compliance, international expansion activities, and new initiatives for expanding our business to managed care, statewide agencies, criminal justice systems and the gay community.
Interest Income
     Interest income increased to $433,000 and $909,000, respectively, in the three and six months ended June 30, 2006, versus $174,000 and $335,000, respectively, in the same periods last year. These increases were primarily attributable to increased cash and marketable securities positions resulting from additional proceeds from our equity offering of $40 million in November 2005, and an increase in the weighted average investment interest rates from the prior periods.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our stock. In November 2005, we raised an additional $40 million in net proceeds from a follow-on underwritten offering of 9.2 million shares of our common stock. As of June 30, 2006, we had $32.8 million in cash, cash equivalents and marketable securities.
     Since we are a rapidly growing business, our prior operating costs are not representative of our expected on-going costs. As we continue to implement commercial operations and allocate significant and increasing resources to sales, marketing and new initiatives, we expect our monthly cash operating expenditures to increase in future years. However, for the remainder of 2006, we anticipate that our cash operating expenditures will approximate our second quarter average of approximately $3.2 million per month, excluding research and development costs. We plan to spend approximately $2.2 million in the remainder of 2006 for research and development.
     For the remainder of 2006, we expect our capital expenditures will be approximately $900,000, net of reimbursements of approximately $400,000 for tenant improvement allowances on lease build-outs. Additionally, we will continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.

     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated growth in our revenues and the expansion of our business into managed care and government sponsored programs, we believe that our existing cash reserves will be sufficient to meet our operating expenses and capital requirements for approximately twelve months. However, changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash reserves before that time. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to reduce operating costs, sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may not be successful in raising necessary funds on acceptable terms, or at all.
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
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material minimum contractual obligations and commercial commitments as of June 30, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years
Operating lease obligations (1)	$4,504	$968	$2,051	$1,485

Contractual commitments for clinical studies	5,126	3,423	1,703	—

	$9,630	$4,391	$3,754	$1,485

(1)	Consists of our current lease obligations for our corporate office facilities and the PROMETA Center.
Off-Balance Sheet Arrangements
     As of June 30, 2006, we had no off-balance sheet arrangements.
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
     In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 on January 1, 2007, the beginning of our 2007 fiscal year. We do not expect the adoption of this statement to have a material impact on our financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At June 30, 2006, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
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
Item 4. Controls and Procedures
     We have evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our Chief Executive Officer and our Chief Financial Officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In May 2006, we issued 3,000 shares of common stock valued at $26,000 to a consultant providing website development services and 105,000 shares of common stock valued at $738,000 for the acquisition of additional intellectual property rights relating to the PROMETA protocols. In June 2006, we issued 25,000 shares of common stock valued at $171,000 to a consultant for product endorsement services.
     These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
Item 4. Submission of Matters to a Vote of Security Holders
     Our annual meeting of stockholders was held on June 16, 2006. There were 35,528,329 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director and approved the Employee Stock Purchase Plan. The stockholders voted at the meeting as follows:
Proposal One : Election of Directors
Eight nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2007.

	For	Withheld
Terren S. Peizer	34,787,061	741,268
Anthony M. LaMacchia	34,720,644	807,685
Leslie F. Bell, Esq.	35,059,585	468,744
Herve de Kergrohen, M.D.	35,058,575	469,754
Ivan M. Lieberburg, Ph.D., M.D.	35,060,675	467,654
Richard A. Anderson	34,779,806	748,523
Marc G. Cummins	34,784,161	744,168
Andrea Grubb Barthwell, M.D.	35,119,837	408,492
Proposal Two : Employee Stock Purchase Plan

For	21,847,769
Against	978,987
Abstain	30,571
Non votes	12,671,002

II-1

Item 5. Other Information
CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION
     This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenues and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1 of Part I of our most recent Annual Report on Form 10-K, filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
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

HYTHIAM, INC.

Date: August 9, 2006	By:	/S/ TERREN S. PEIZER

Terren S. Peizer
Chief Executive Officer

Date: August 9, 2006	By:	/S/ CHUCK TIMPE

Chuck Timpe
Chief Financial Officer

II-3