Form 10-Q
period 2006-09-30
HYTHIAM INC
filed 2006-11-09
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐      No ☑
As of November 7, 2006, there were 40,333,725 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share data)
	September 30,	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$3,654	$3,417
Marketable securities	21,589	43,583
Restricted cash	92	44
Receivables, net	718	249
Prepaids and other current assets	692	427

Total current assets	26,745	47,720
Long-term assets
Property and equipment, less accumulated depreciation of $1,954 and $1,172, respectively	3,688	3,498
Intellectual property, less accumulated amortization of $532 and $374, respectively	3,446	2,733
Deposits and other assets	486	511

	$34,365	$54,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$4,913	$2,652
Accrued compensation and benefits	1,559	1,285
Other accrued liabilities	437	364

Total current liabilities	6,909	4,301
Long-term liabilities
Deferred rent liability	517	422

	7,426	4,723

Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 40,229,000 and 39,504,000 shares issued and 39,869,000 and 39,144,000 shares outstanding at September 30, 2006 and December 31, 2005, respectively	4	4
Additional paid-in-capital	93,895	89,176
Accumulated deficit	(66,960)	(39,441)

	26,939	49,739

	$34,365	$54,462

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues	$1,071	$361	$2,896	$794
Operating Expenses
Salaries and benefits	3,800	2,452	11,501	6,361
Research and development	773	796	2,077	1,168
Other operating expenses	6,399	3,648	17,188	8,742
Depreciation and amortization	311	221	940	625

Total operating expenses	11,283	7,117	31,706	16,896

Loss from operations	(10,212)	(6,756)	(28,810)	(16,102)
Interest income	384	152	1,293	487

Loss before provision for income taxes	(9,828)	(6,604)	(27,517)	(15,615)
Provision for income taxes	1	—	2	—

Net loss	$(9,829)	$(6,604)	$(27,519)	$(15,615)

Basic and diluted net loss per share	$(0.25)	$(0.22)	$(0.70)	$(0.52)

Basic and diluted weighted average number of shares outstanding	39,744	29,867	39,468	29,806

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended
	September 30,
	2006	2005
Operating activities
Net loss	$(27,519)	$(15,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	940	625
Provision for bad debt	148	10
Loss on disposition of fixed assets	—	20
Deferred rent liability	84	32
Lease incentives granted	—	30
Share-based expense	2,506	1,648
Changes in current assets and liabilities:
Receivables	(617)	(69)
Prepaids and other current assets	(93)	(279)
Accounts payable	2,261	1,393
Accrued compensation and benefits	274	(39)
Other accrued liabilities	84	(147)

Net cash used in operating activities	(21,932)	(12,391)

Investing activities
Purchases of marketable securities	(19,454)	(8,091)
Proceeds from sales and maturities of marketable securities	41,448	21,414
Restricted cash	(48)	(65)
Purchases of property and equipment	(972)	(699)
Deposits and other assets	25	(143)
Proceeds from maturity of deposit as collateral for letter of credit	—	355
Cash deposited as collateral	—	(802)
Cost of intellectual property	(133)	(137)

Net cash provided by investing activities	20,866	11,832

Financing activities
Costs incurred on equity financing activities	—	(194)
Exercises of stock options and warrants	1,303	203

Net cash provided by financing activities	1,303	9

Net increase (decrease) in cash and cash equivalents	237	(550)
Cash and cash equivalents at beginning of period	3,417	4,000

Cash and cash equivalents at end of period	$3,654	$3,450

Supplemental disclosure of cash paid
Income taxes	$3	$—

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$378	$230
Common stock issued for intellectual property	738
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
     The condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries and The PROMETA Center, Inc. (the “PROMETA Center”), a California professional corporation, which is owned by our senior vice president and medical director. Under the terms of a management services agreement, we provide and perform all nonmedical management and administrative services for the medical group. We also agreed to provide a working capital loan to the medical group up to a maximum of $1,500,000 to allow it to pay its obligations, including our management fees. Payment of our management fee is subordinate to payments of other obligations of the medical group, and repayment of the working capital loan is not guaranteed by the shareholder or any other third party. We have determined that the PROMETA Center is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), “Consolidation of Variable Interest Entities — an Interpretation of ARB No. 51.” Accordingly, we are required to consolidate the accounts of the PROMETA Center.
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
     Common equivalent shares, consisting of 7,292,000 and 6,906,000 of incremental common shares as of September 30, 2006 and 2005, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

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
     We adopted SFAS 123R using the modified prospective method, which requires the application of the new accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for the three and nine months ended September 30, 2006 was $577,000 and $1.5 million, respectively, which impacted our basic and diluted loss per share by $0.01 and $0.04, respectively. There was no share-based compensation expense related to employee or director stock options recognized during 2005.
     Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
     The following table illustrates the effect on net loss and loss per share if we had applied the fair value recognition provisions of SFAS 123 to share-based awards granted under our stock option plan for the three and nine months ended September 30, 2005. For purposes of this pro-forma disclosure, the fair value of the options is estimated using the Black-Scholes pricing model and amortized to expense over the options’ contractual term.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net loss, as reported	$(6,604,000)	$(15,615,000)
Less: Share-based expense determined under fair value based method	$(256,000)	$(624,000)

Pro forma net loss	$(6,860,000)	$(16,239,000)

Net loss per share:
As reported — basic and diluted	$(0.22)	$(0.52)
Pro forma — basic and diluted	$(0.23)	$(0.54)
     During the three and nine months ended September 30, 2006 and 2005, we granted options for 604,000, 1,224,000, 397,000 and 1,317,000 shares, respectively, to employees and directors at the weighted average per share exercise price of $4.86, $5.70, $6.41 and $6.49, respectively, the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.
     The estimated fair value of options granted to employees and directors during the three and nine months ended September 30, 2006 and 2005 was $1.8 million, $4.2 million, $1.7 million and $5.7 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	58%	63%	58%	63%
Risk-free interest rate	4.99%	4.17%	4.73%	4.18%
Weighted average expected lives in years	6.5	10	6.5	10
Expected dividend yield	0%	0%	0%	0%
     The expected volatility of our stock has been estimated using the average expected volatility reported by other public healthcare companies, since we have a limited history as a public company and our actual stock price volatility would not be meaningful. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
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
     As of September 30, 2006, there was $7.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.
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
     During the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, we granted options and warrants for 150,000, 265,000, 15,000 and 60,000 shares, respectively, to non-employees at weighted average prices of $5.08, $5.75, $5.78 and $5.26 respectively. Share-based expense relating to stock options and warrants granted to non-employees was $416,000, $837,000, $321,000 and $1.5 million for the three and nine months ended September 30, 2006 and 2005, respectively.
Common Stock
     During the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2005, we issued 12,000, 51,000, 12,000 and 23,000 shares of common stock, respectively, for consulting services, valued at $58,000, $326,000, $69,000 and $134,000, respectively. These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. Share-based expense relating to all common stock issued for consulting services was $77,000, $154,000, $35,000 and $99,000 for the three and nine months ended September 30, 2006 and three and nine months ended September 30, 2005, respectively.

Note 5. Common Stock
     In May 2006, we issued 105,000 shares of our common stock valued at $738,000 to Tratamientos Avanzados de la Addiccion S.L. as initial consideration for an amendment to the Technology Purchase and Royalty Agreement dated March 2003. The amendment expands the definition of “Processes” to include additional indications for the use of the PROMETA protocol. The amendment requires us to issue 35,000 shares for each indication for which we file a patent application claim, plus an additional 50,000 shares for each indication for which we derive revenues in the future.
     In June 2006, we established a qualified employee stock purchase plan (“ESPP”), approved by our shareholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of September 30, 2006, there were no shares of our common stock issued pursuant to the ESPP.
Note 6. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the nine months ended September 30, 2006, we paid or accrued $138,000 in fees to the consulting firm.
Note 7. Recent Accounting Pronouncements
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
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Topic 1N – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying prior year errors for the purpose of evaluating materiality on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The impact of adopting SFAS 157 on our financial position and results of operations will be to change how we estimate and measure fair values commencing in 2008.

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
Overview
Introduction
     We are a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment protocols designed for use by healthcare providers seeking to treat individuals diagnosed with dependencies to alcohol, cocaine and methamphetamine, as well as combinations of these drugs. Our proprietary PROMETA® treatment protocols comprise nutritional supplements, FDA-approved oral and intravenous medications used off-label and separately administered in a unique dosing algorithm, as well as psychosocial or other recovery-oriented therapy chosen by the patient and his or her treatment provider. As a result, PROMETA represents an innovative integrated approach to managing alcohol, cocaine, or methamphetamine dependence that is designed to address physiological, nutritional and psychosocial aspects of the disease, and is thereby intended to offer patients an opportunity to achieve sustained recovery.
Operations
     As of September 30, 2006, we had 58 licensed commercial sites throughout the United States, 29 of which were treating patients in the third quarter of 2006. During the current quarter, we continued to increase our market penetration by entering into license agreements for 18 new licensed sites, an increase of 45% over the 40 licensed sites at June 30, 2006.
PROMETA Centers
     Approximately one third of our consolidated revenues in the third quarter and to date in 2006 have been derived from our licensing and management services agreement with the PROMETA Center. The revenues and expenses of the PROMETA Center are included in our consolidated financial statements under accounting standards applicable to variable interest entities.
     Based on the revenues generated to date from managing the PROMETA Center in Santa Monica, we have decided to expand this business model with additional PROMETA Centers in other major metropolitan areas. The next company-managed PROMETA Center will be in San Francisco, California, where we have leased medical space and plan to complete tenant improvements by the end of the year. We will consolidate the accounts of the San Francisco PROMETA Center under accounting standards applicable to variable interest entities.
     In addition, we have entered into a licensing and administrative services agreement with Canterbury Institute, LLC, which has deposited $2 million into escrow toward opening PROMETA Centers in two additional locations, one in Northern New Jersey and the other in Southern Florida. As part of the agreement, we will receive a 10% share of the profits in each licensed center, in addition to fees for services and technology licensing.
     We anticipate these additional PROMETA Centers to be operational in the first half of 2007.

Clinical Data from Research and Pilot Studies
     We believe that a key to our success will be the publication of additional positive results from research studies and commercial pilots evaluating the PROMETA protocols. To date, we have spent approximately $4.9 million on research grants for studies by preeminent researchers in the field of substance dependence to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence and commercial pilots with state programs and drug court systems to study the efficacy of the PROMETA protocols. We plan to spend an additional $5.5 million in the remainder of 2006 and 2007 for these and other studies. We believe the results from these studies will validate PROMETA as a method of care for treating alcoholism and stimulant dependence and serve to accelerate our growth.
     The City Court of Gary, Indiana, and Washington’s Pierce County Alliance (“PCA”) each recently reported positive 6 month follow up results from pilot studies conducted to evaluate the PROMETA protocol in the drug court system. PCA is the largest substance abuse treatment provider for criminal justice in Pierce County, Washington, which conducted a 40-patient pilot to evaluate the PROMETA protocol for the treatment of methamphetamine and cocaine dependence within the felony and family drug court system. The PROMETA protocol for the treatment of methamphetamine and cocaine dependence was adopted as a treatment by PCA earlier this year when it was concluded that PCA’s success in using PROMETA with offenders had far surpassed that of any other treatment model previously used. The City Court of Gary adopted the PROMETA protocol for stimulants earlier this year after it had conducted a successful commercial 30-patient pilot that was terminated prior to completion when PROMETA’s results with stimulant dependent drug court participants surpassed the Court’s historical success rates.
International
     We have received allowances, issuances or notices that patent grants are intended for our core intellectual property for the treatment of alcohol and stimulant dependence in Mexico, Australia, New Zealand, South Africa and Europe.
     In July 2006, our Swiss foreign subsidiary signed PROMETA license and services agreements with three sites in Switzerland to serve the international market. Our international operations to date have not yet been significant, consisting primarily of legal and other consulting services, development and start-up activities.
Results of Operations
Revenues
     Our net revenues for the three months ended September 30, 2006 increased by $710,000, or 197%, to $1.1 million from $361,000 for the three months ended September 30, 2005. The increase was primarily due to revenue contributions from new licensees, including the PROMETA Center. In the third quarter of 2006, 156 patients were treated by 29 licensee sites, compared to 72 patients treated by 11 sites in the third quarter of last year. Our average revenue per patient treated by our commercial licensees increased by 35% to $6,764 in the current quarter compared to $5,014 for the same period last year. This increase was primarily attributable to patients treated by the PROMETA Center, which generates higher average revenues per patient than our other licensed sites due to consolidation of its gross revenues in our financial statements, and lower average discounts granted by our licensees in the current quarter than in the same period last year.
     For the nine months ended September 30, 2006, our net revenues increased by $2.1 million, or 265%, to $2.9 million from $794,000 in the same period last year, due to revenue generated by the PROMETA Center and other new licensees, as well as an increase in revenue generated by the licensees in existence during the same period last year. For the nine months ended September 30, 2006, 427 patients were treated by 34 licensee sites, compared to 152 patients treated by 11 sites in the same period last year. Our average revenue per patient treated during the nine months ended September 30, 2006 increased by 29% to $6,747 compared to $5,224 for the nine months ended September 30, 2005. As in the current quarter, the year to date increase was primarily attributable to patients treated by the PROMETA Center and lower average discounts granted by our licensees.

Operating Expenses
     Our operating expenses during the three and nine month periods ended September 30, 2006 were $11.3 million and $31.7 million, respectively, compared to $7.1 million and $16.9 million, respectively, for the same periods last year. The increase in operating expenses in 2006 over 2005 reflects the continued development of our company and the execution of our business plan, including a national and international expansion strategy, hiring of key management personnel, spending for clinical research and the marketing of our PROMETA protocols.
     Salaries and benefits expenses were $3.8 million and $11.5 million for the three and nine month periods ended September 30, 2006, respectively, compared to $2.5 million and $6.4 million, respectively, for the same periods in 2005. The increase for both periods reflect increased staffing to serve our growing number of licensees and staffing for the PROMETA Center, as well as the strengthening of our executive management and corporate services team. Additionally, the increases in 2006 include $577,000 and $1.5 million for the three and nine months ended September 30, 2006, respectively, for employee and director non-cash share-based expense resulting from our adoption of SFAS 123R on January 1, 2006.
     Our research and development expenses were $773,000 and $2.1 million for the three and nine months ended September 30, 2006, respectively, compared to $796,000 and $1.2 million in the comparable periods last year. The significant increase for the nine month period reflects increased funding for additional unrestricted grants for research studies and commercial pilots to evaluate our PROMETA protocols, and an increase in the related patient accruals in the studies.
     In the three and nine month periods ended September 30, 2006, our other operating expenses were $6.4 million and $17.2 million, respectively, versus $3.6 million and $8.7 million, respectively, for the same periods in 2005, including non-cash charges of $493,000, $991,000, $355,000 and $1.6 million, respectively, relating to non-employee share-based expense. Major components of our other operating expenses include legal, audit, insurance, travel, rent, public relations, marketing, advertising and other professional consulting costs. The increases in 2006 over the comparable periods in 2005 in most expense categories are generally proportionate to the overall increase in staffing and infrastructure of our company. In 2006, we increased spending in marketing and direct-to-consumer advertising in some of the major metropolitan service areas where we have established a market presence. We also increased spending for auditing and consulting costs for Sarbanes-Oxley Section 404 compliance and new initiatives for expanding our business to managed care, statewide agencies, government affairs, the gay community and international start-up activities.
Interest Income
     Interest income for the three and nine months ended September 30, 2006 increased by 153% and 166%, respectively, over the comparable periods last year. The increase in both periods was due primarily to higher interest rates in the current year, combined with higher average investment balances resulting from additional proceeds from our equity offering of $40 million in November 2005.
Liquidity and Capital Resources
     We have financed our operations since inception primarily through the sale of shares of our stock. As of September 30, 2006, we had $25.2 million in cash, cash equivalents and marketable securities.
     Since we are a rapidly growing business, our prior operating costs are not representative of our expected on-going costs. As we continue to implement commercial operations and allocate significant and increasing resources to sales, marketing and new initiatives, we expect our monthly cash operating expenditures to increase in future years. However, for the remainder of 2006, we anticipate that our cash operating expenditures will approximate our second and third quarter average of approximately $3.1 million per month, excluding research and development costs. We plan to spend approximately $1.3 million in the remainder of 2006 for research and development.
     For the remainder of 2006, we expect our capital expenditures will be approximately $1.1 million, including approximately $600,000 for the build-out and equipping of the San Francisco PROMETA Center. Additionally, we will continue to invest in the infrastructure we believe we will need, both in management as well as systems and equipment, to develop, market and implement our business plan.
     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated revenues and increased expenses of expanding our business into managed care and government sponsored programs, we believe that our existing cash reserves may not be sufficient to meet our operating expenses and capital requirements before we begin to generate positive cash flows. Accordingly, we most likely will seek additional funds through the sale of shares of preferred or common stock or through public or private financing. Our ability to meet our obligations as they become due and payable will depend on our ability to generate increased revenues over current levels, reduce operating costs, sell securities, borrow funds, or some combination thereof. We may not be successful in raising necessary funds on acceptable terms, or at all.
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
Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material minimum contractual obligations and commercial commitments as of September 30, 2006 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1 - 3 years	3 - 5 years
Operating lease obligations (1)	$4,284	$998	$2,068	$1,218
Contractual commitments for clinical studies	4,467	2,786	1,681	—

	$8,751	$3,784	$3,749	$1,218

(1)	Consists of our current lease obligations for our corporate office facilities and the PROMETA Center.
Off-Balance Sheet Arrangements
     As of September 30, 2006, we had no off-balance sheet arrangements.
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

Share-based expense
     Commencing January 1, 2006, we implemented the accounting provisions of SFAS 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.
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
     In September 2006, the SEC issued SAB 108, “Topic 1N – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which provides guidance on quantifying prior year errors for the purpose of evaluating materiality on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not expect the adoption of this statement to have a material impact on our financial statements.
     In September 2006, the FASB issued SFAS 157, which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is a common definition of fair value to be used throughout GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The impact of adopting SFAS 157 on our financial position and results of operations will be to change how we estimate and measure fair values commencing in 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At September 30, 2006, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
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
Item 4. Controls and Procedures
     We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2005, filed on March 16, 2006, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2006, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In July 2006, we issued 11,700 shares of common stock to a consultant providing investor relations services valued at $58,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
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

II-1

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

HYTHIAM, INC.
Date: November 9, 2006	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer

Date: November 9, 2006	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer

II-3