Form 10-K
period 2006-12-31
HYTHIAM INC
filed 2007-03-15
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2006
Commission File Number 333-31932
Hythiam, Inc.
(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)
11150 Santa Monica Boulevard, Suite 1500
Los Angeles, California 90025
(Address of principal executive offices, including zip code)
(310) 444-4300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	Nasdaq Global Market
(Title of each class)	(Name of each exchange on which registered)
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
Yes ☐       No ☑
As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $179,096,520, based on the $6.97 closing price on the Nasdaq Global Market on that date. This amount excludes the value of 13,966,666 shares of common stock directly or indirectly held by the registrant’s affiliates.
As of March 13, 2007, there were 44,295,099 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders to be held on June 15, 2007, are incorporated by reference into Part III of this report.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2006

PART I	1
Item 1. Business	1
Item 1A. Risk Factors	16
Item 1B. Unresolved Staff Comments	25
Item 2. Property	25
Item 3. Legal Proceedings	26
Item 4. Submission of Matters to a Vote of Security Holders	26

PART II	27
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	27
Item 6. Selected Financial Data	29
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	40
Item 8. Financial Statements and Supplementary Data	40
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	40
Item 9A. Controls and Procedures	40
Item 9B. Other Information	41

PART III	42
Item 10. Directors, Executive Officers and Corporate Governance	42
Item 11. Executive Compensation	42
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 13. Certain Relationships and Related Transactions and Director Independence	42
Item 14. Principal Accounting Fees and Services	42

PART IV	43
Item 15. Exhibits, Financial Statement Schedules	43

Exhibit 10.8
Exhibit 10.9
Exhibit 10.10
Exhibit 10.11
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
ITEM 1. BUSINESS
Overview
     We are a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological, nutritional and behavioral treatment protocols. We offer disease management programs for substance dependence built around our proprietary PROMETA® treatment protocols for alcoholism and dependence to stimulants. Treatment with our PROMETA protocols, which integrate behavioral, nutritional and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our protocols. We also manage or license PROMETA Centers, medical practices that focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines.
     Our PROMETA based disease management programs allow healthcare providers who license our technology to offer an integrated approach for the treatment of substance dependence that can be tailored for the specific needs of patients with medical and psychiatric comorbidities.
     We have invested significant resources for business development, sales, marketing, research, development and other activities in order to implement commercial operations and establish market penetration. Our revenues are growing and we anticipate they will continue to grow significantly due to:
•	increases in the level of private pay patients from existing licensees and PROMETA Centers

•	greater numbers of managed care and government providers adopting our protocols based on successful results from commercial pilots and scientific studies

•	expansion into new markets such as managed care.
     We have been unprofitable since our inception in 2003 and expect to continue to incur operating losses for some time. However, we believe our operating losses will decrease and we will achieve positive cash flows within the next two years as the number of patients treated with PROMETA continues to increase. Accordingly, our historical operations and financial information are not necessarily indicative of future operating results, financial condition or ability to operate profitably as a commercial enterprise.
CompCare Acquisition
     On January 12, 2007, we acquired a majority controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP. Effective as of our acquisition of Woodcliff, our consolidated financial statements will include the business and operations of CompCare as our majority-owned, controlled subsidiary.
     CompCare, primarily through its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities.
     Since February 2006, we have had a marketing agreement with CompCare under which CompCare has the right to offer our protocols as part of a disease management offering to its customers and other mutually agreed parties on an exclusive basis. We believe our relationship with CompCare will create synergies and efficiencies allowing us to more effectively and efficiently facilitate adoption and use of our protocols among treatment populations managed or reimbursed by third party payers, such as managed care, primarily through a disease management offering. CompCare provides an infrastructure to offer this PROMETA-based disease management, to enable healthcare providers to offer an integrated approach for the treatment of substance dependence.
     On January 18, 2007, we entered into a merger agreement with CompCare, amended January 26, 2007, pursuant to which we would acquire the remaining outstanding shares of CompCare in exchange for shares of our common stock. However, two stockholder class actions were filed in the Delaware Court of Chancery seeking to enjoin the proposed merger. If the litigation is resolved quickly on reasonable terms, the merger should be consummated in the second quarter. If we determine we are unlikely to settle the litigation on acceptable terms within a reasonable period of time, the parties will likely terminate the merger agreement by mutual written consent. In that event, CompCare will continue as our majority-owned, controlled subsidiary for the foreseeable future. We believe we can effectuate substantially all of the benefits of our relationship with CompCare under our current operational structure.
PROMETA®
     Our PROMETA protocols are unique treatment protocols for alcohol, cocaine or methamphetamine dependence that integrate physiological, nutritional, and psychosocial therapies, designed to help patients meet their individual recovery goals. PROMETA protocols are specifically designed to target key neuroreceptors to help relieve cravings and improve cognitive function, restore nutritional balance, and initiate psychosocial counseling, so that patients can fully engage in the entire recovery process. Our two proprietary PROMETA treatment protocols, one for alcohol dependence and the other for stimulant dependence or a combination of alcohol and stimulant dependence, incorporate FDA-approved oral and IV medications used off-label and separately administered in a unique dosing algorithm. The pharmacologic intervention is integrated with nutritional support and the selection and initiation of psychosocial therapy. As a result, our PROMETA protocols represent an innovative approach to substance dependence designed to address physiological, nutritional, and psychosocial aspects of the disease, and are thereby intended to offer patients an opportunity to achieve sustained recovery.
     We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Clinical studies are underway to evaluate our protocols and confirm reports from physicians using them in their practices. Only a treating physician can determine if PROMETA is appropriate for any individual patient. The medications used in the PROMETA treatment protocols are FDA approved for uses other than treating dependence on alcohol, cocaine or methamphetamine. Therefore, the risks and benefits of using those medications to treat dependence on those substances have not been evaluated by the FDA, which may not find them to be sufficiently safe or effective. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA protocols. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A Risk Factors.
Our Strategy
     Our business strategy is to provide quality treatment protocols that will become the standard-of-care for those suffering from alcoholism and other substance dependencies at a lower overall cost than traditional treatment approaches. We intend to grow our business through increased utilization from within existing and new licensees, additional PROMETA Centers, and increased adoption of our PROMETA protocols and substance abuse disease management treatment approach by government agencies, criminal justice systems, managed care and other third-party payers.

Key elements of our business strategy include:
•	Expanding the base of our licensed treatment sites, focusing on existing service areas

•	Increasing the number of dedicated PROMETA Centers in major U.S. markets

•	Demonstrating the potential for improved clinical outcomes and cost effectiveness associated with using the PROMETA treatment protocols, through commercial pilot studies with key managed care and other third-party payers

•	Leveraging existing and initiating new pilot studies with governmental agencies to accelerate the adoption and funding by criminal justice, state and local government systems

•	Providing our substance abuse disease management program to managed care health plans for reimbursement on a case rate or capitated basis, utilizing the CompCare infrastructure to provide basic managed care services

•	Seeking additional scientific and clinical research data to further validate the efficacy of using the PROMETA protocols through unrestricted grants for research studies by leading research institutions and preeminent researchers in the field of alcohol and substance abuse

•	Exploring opportunities in foreign markets where our PROMETA patents have issued
Expand Number of Licensees in U.S.
     We will focus on expanding our presence in the U.S. private payer market by targeting existing service areas, and licensing our protocols and providing our services to additional healthcare providers in those areas. Furthermore, we will provide our licensees with a comprehensive level of added-value services to enhance their ability to communicate the scientific rationale and clinical relevancy of the PROMETA protocols. Our primary focus will be in major metropolitan service areas where we have already established a market presence in order to leverage our site managers, marketing efforts and brand awareness of PROMETA and benefit from resulting treatment volumes on a cost-effective basis without capacity constraint.
     In February 2007 we launched a new nationwide team of field personnel focused on increasing awareness and utilization of the PROMETA protocols among physicians and allied health professionals specializing in the treatment of substance dependence. Our national field organization comprises a total of 36 individuals, 18 PROMETA clinical consultants (PCCs) and 18 site managers. Site managers will service our nationwide footprint of over 60 PROMETA licensed sites in 18 markets, having primary responsibility to enable our licensees to increase utilization from within their practice. PCCs will also serve the existing licensed sites by communicating the scientific rationale and clinical relevancy of the treatment protocols to a broader targeted audience in order to enhance our existing licensees’ ability to increase their prospective PROMETA patient flow. Additionally, we now have six dedicated business development directors to work closely with our site managers and PCCs in an effort to quickly identify new potential licensees and execute broad strategies for increasing the visibility of the licensed sites within their respective regions.
     As additional data from research studies become available, we plan to expand our marketing initiatives to more aggressively educate the professional community (e.g., physicians, counselors, therapists, payers and other allied professionals). This staged strategic approach to our marketing efforts takes into account:
(i)	the potential benefits of increasing physician and patient awareness of PROMETA

(ii)	that a more robust data dossier will facilitate broader adoption of PROMETA by patients and the treatment community.

PROMETA Centers
     In December 2005, David E. Smith, M.D., a renowned addiction medicine specialist and founder of the Haight Ashbury Free Clinics, opened the first PROMETA Center®, a new medical practice operating in a state-of-the-art outpatient facility in Santa Monica, California, and in January 2007, opened a second PROMETA Center in San Francisco, both of which are located in medical office space that we leased and built out. Under the terms of a full business service management agreement with Dr. Smith’s professional corporation, The PROMETA Center, Inc., we manage the business components of the practice and license the PROMETA protocols and use of the name in exchange for management and licensing fees. The medical practice has a focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines, and also offers medical interventions for other substance dependencies. Under generally accepted accounting principals, the revenues and expenses of The PROMETA Center, Inc. are included in our consolidated financial statements.
     In January 2007, a new PROMETA Center medical practice was opened in New Jersey, managed by the Canterbury Institute. Under the terms of our licensing agreement with Canterbury, we will receive fees for services and technology licensing and a 10% share of the profits made by Canterbury from its owned or managed PROMETA Centers. Canterbury plans to manage an additional PROMETA Center to be opened in Boca Raton, Florida in the second quarter of 2007.
     Based on the success of this business model, our strategy is to license or manage additional PROMETA Centers in major markets in the U.S., including markets currently served only by PROMETA licensees over the next two years.
Managed Care
     We plan to continue positioning PROMETA with managed care providers and disease-state management programs with the goal of becoming a covered benefit under managed care programs. Pilots with major health plans now underway to conduct commercial evaluations of our PROMETA protocols as a central component for substance dependence disease management are expected to be completed this year.
     We believe our association with CompCare creates synergies to facilitate the use of our PROMETA treatment protocols by managed care treatment providers and provide access to an infrastructure for our substance abuse disease management offerings. Key strategies and benefits expected from our association with CompCare include the following:
•	A network of 8,000 CompCare providers that can increase the potential referral base and availability of PROMETA at treatment sites. CompCare currently manages approximately 1.1 million member lives, of these approximately 1 million are on a cost-risk basis.

•	CompCare’s infrastructure already in place to provide substance abuse/dependence disease management to accommodate nationwide third party reimbursement that we expect will be driven by positive outcomes from PROMETA pilots currently underway with managed care entities HealthNow New York Inc. and Horizon Blue Cross Blue Shield of New Jersey, and various criminal justice systems.

•	Capturing additional managed behavioral health revenues from initial disease management reimbursement on the high-utilizer subset of the substance dependent populations from CompCare’s existing managed care relationships. We currently estimate high-utilizers represent an average of 0.2% of plan lives. Further revenue growth within these plans would be expected based upon expanding penetration beyond this level into the broader substance dependent population, coupled with revenues from demonstrated medical savings. We also anticipate that there will be opportunities to provide add-on behavioral health disease management products, especially for disorders that commonly occur with substance abuse, which, in turn, will continue to increase our revenue base within these plans.

•	A substance dependence disease management infrastructure to accommodate initial treatment volumes from government and criminal justice systems and is expected to facilitate utilization and adoption of PROMETA by various managed care entities, criminal justice systems, self-insured employers, and government agencies.

•	An immediate ability to provide access to treatment through CompCare’s provider network and infrastructure to managed lives for customers evaluating the system-wide adoption of the PROMETA protocols without the need for lengthy implementation cycles.

•	We will provide greater access to treatment with our patented protocols in the context of a disease management program, which integrates physiological, nutritional and psychosocial treatment, while concurrently coordinating the treatment of co-existing medical and behavioral disorders, resulting in a higher level of care for the individual patient.

•	We anticipate an acceleration of licensing new providers due to availability of reimbursement and the ability to increase private pay revenue growth through the licensing of provider networks.
     In November 2006, we announced that Horizon Blue Cross Blue Shield of New Jersey will conduct a commercial evaluation of the PROMETA protocols as a central component for substance dependence disease management. Horizon BCBSNJ has a total membership in excess of 3.2 million lives. Fifty patients will receive treatment with the PROMETA protocols for alcoholism, stimulants, and alcoholism and stimulants. Outcomes will be measured at ninety days, after which initial reimbursement may commence, with additional follow-up extending through six months.
     In January 2007, we announced that HealthNow New York Inc., the parent company of BlueCross BlueShield of Western New York and BlueShield of Northeastern New York, will conduct a commercial evaluation of the PROMETA protocols as a central component for substance dependence disease management. The pilot will take place in the chemical dependency unit of TLC Health Network, a HealthNow care provider. HealthNow has a total membership in excess of 720,000 lives. Fifty patients will receive treatment with the PROMETA protocols for alcoholism, stimulants, and poly-addiction to alcohol and stimulants. Outcomes will be measured at ninety days, with additional follow-up extending through six months. Endpoints that will be evaluated in the pilot include the ability to rapidly transition individuals back to their families and employers by converting their care to an out-patient treatment modality as soon as feasible.
Criminal Justice Systems and Government Agencies
     Drug and alcohol offenders impact all divisions of criminal justice including law enforcement, drug courts, probation, and correctional facilities. According to a Bureau of Justice Statistics Bulletin, “Prisoners in 2004,” published in October 2005, approximately 21% of the 1.2 million state and 55% of the 170,000 federal prisoners were convicted of drug offenses. A significant number of state and federal prisoners receive alcohol treatment in prison or during the re-entry period while under community supervision. The Office of National Drug Control Policy (ONDCP) estimates that more than 40% of the sentenced federal inmate population will have a diagnosable substance disorder that requires some type of drug abuse treatment program. City, county, state and federal criminal justice systems are in need of a more beneficial and convenient treatment alternative. More importantly, we will seek to work with local, state and federal criminal justice systems to intervene prior to incarceration or in conjunction with reentry programs with a goal of reducing the number of drug offenders admitted into prison.
     Drug courts first came to prominence in 1989 as a means to deal with the growing number of offenders involved with substance abuse. According to the National Drug Court Institute there were over 1,600 drug courts in 2004 located in all 50 states. Drug courts generally require participants to undergo treatment in lieu of incarceration. We will seek to engage and educate all parties (judges, attorneys, physicians, counselors, treatment providers) who influence the selection of the drug treatment programs and funding.
     We began to establish PROMETA as a covered treatment for city, state and county agencies in the public and criminal justice sectors in several states in 2006 and early 2007, building on outcomes data from the Dr. Urschel methamphetamine study and commercial pilot studies of the PROMETA protocols that were conducted in 2006.
     The PROMETA protocols for the treatment of methamphetamine and cocaine dependence were adopted as a treatment by Pierce County Alliance in 2006, based on the encouraging results of a pilot program. Pierce County

Alliance began treating patients involved in the Pierce County criminal justice system in August 2006 and Pierce County Alliance is currently seeking additional funding from Pierce County and the state of Washington.
     The City Court of Gary adopted the PROMETA protocol after terminating its stimulant dependent pilot study prior to completion specifically because the interim results surpassed the Court’s historical success rates.
     We view the Pierce County Alliance and Gary Drug Court adoptions of the PROMETA protocols as important milestones and as references for our efforts in the criminal justice system. We believe the results of these and other pilots will serve as a template to increase adoption of the PROMETA protocols throughout the public and criminal justice systems of these states, as well as other states throughout the country. There are currently additional commercial pilots being conducted by treatment providers and courts in criminal justice populations in other states and we anticipate that additional pilots will commence in 2007.
Clinical Data from Research Studies
     A key to our success will be the publication of results from research studies evaluating treatment with the PROMETA protocols conducted by leading research institutions and preeminent researchers in the field of alcohol and substance abuse. Studies that are pending, underway or completed to date include:
•	A 90 patient multi-site, randomized double-blind placebo controlled study of the PROMETA protocols for the treatment of methamphetamine dependence conducted by Dr. Walter Ling of UCLA

•	A 60 patient randomized double-blind placebo-controlled study of the PROMETA protocol’s acute and immediate effects on cravings and cognition in alcohol dependent subjects designed and supervised by renowned alcoholism researcher, Dr. Joseph R. Volpicelli of the University of Pennsylvania, and conducted by the Institute of Addiction Medicine’s Dr. Jenny Starosta

•	An 84 patient randomized double-blind placebo-controlled study of the PROMETA protocol’s acute and immediate effects on cravings and cognition in methamphetamine dependent subjects designed and supervised by Dr. Harold Urschel, and conducted by Research Across America

•	A 60 patient randomized, double-blinded, placebo controlled study of the PROMETA protocol for the initiation, and extension of abstinence of alcoholism conducted by Dr. Raymond Anton at Medical University of South Carolina

•	A 30 patient open label randomized controlled study of the PROMETA protocols in the treatment of alcohol dependence conducted by Dr. Jeffery Wilkins at Cedars-Sinai Medical Center in Los Angeles

•	An 80 patient randomized double-blind placebo controlled study of the PROMETA protocols’ acute and immediate effects on cravings and cognition in alcohol dependent subjects conducted by Dr. Jeffery Wilkins at Cedars-Sinai Medical Center in Los Angeles

•	A 50 patient open label study of the physiological component of the PROMETA protocol for methamphetamine dependence conducted by Dr. Harold Urschel that was completed in 2006, in which it was reported that more than 80% of study participants experienced a significant clinical benefit—measured through decrease in cravings, reduction of methamphetamine use and treatment retention—after treatment, with no adverse events

•	A 100 patient pharmacoeconomic study to be conducted by the Parallax Center in New York City to compare outcomes achieved with the PROMETA protocol for alcohol dependency to the treatment program’s current protocol.
     In February 2007, Sheryl Smith Ph.D., a leading researcher in the field of neurosteroids, provided evidence supporting a mechanism of action underlying our PROMETA protocols at the Neurobiology of Addiction Conference. Dr. Smith presented data from her research on methamphetamine dependent rats, describing the methamphetamine induced increase in the a4 subunit of the GABAA receptor and the post-treatment decrease of this pathological marker, which has been associated with states of hyper-excitability and anxiety. This receptor dysregulation and associated symptomatology has previously been associated with alcohol and neurosteroid withdrawal in animal studies, and suggests a common cause of cravings in substance dependent individuals.
     Dr. Urschel’s study, which is being followed up by a double-blind study, is significant, as we believe it provides formal third-party validation of PROMETA. Methamphetamine and cocaine dependence are top priorities at the state and drug court levels, and because of the similar pathophysiologies of these drugs, a treatment validated for one may be readily adopted for the other. The positive results anticipated from the above studies will further validate PROMETA as a recommended treatment option for alcohol and stimulant dependence, as well as serve to accelerate our growth.
International Operations
     We have received allowances, issuances or notices that patent grants are intended for inventions related to one or more of our protocols for the treatment of alcohol and stimulant dependence in Mexico, Australia, New Zealand, Singapore, South Africa, Russia, Ukraine and Europe. We intend to consider opportunities in these and other countries where our intellectual property is protected.
     In 2006, our Swiss foreign subsidiary signed PROMETA license and services agreements with three sites in Switzerland to serve the international market. The sites in Switzerland commenced operations in the first quarter of 2007. Other international operations to date have not yet been significant, consisting primarily of treatment of dependencies on a pilot basis, legal and other development and start up activities. We will continue to evaluate the success of these initial programs before we pursue additional international expansion.
Our Operations
     We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA protocols, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services generally on a per patient basis. As of December 31, 2006, we had licensing agreements with physicians, hospitals and treatment providers for approximately 61 sites throughout the United States, with 41 sites contributing to revenues in 2006. We continue to enter into agreements with additional healthcare providers to increase the availability of the PROMETA protocols. As revenues are generally related to the number of patients treated, key indicators of our financial performance will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA protocols. Since July 2003, approximately 1,300 patients have completed treatment using our PROMETA protocols at our licensed sites, and in research studies and commercial pilots being conducted to study our protocols.
     We manage two PROMETA Centers opened by David E. Smith, M.D. in Southern California in December 2005 and San Francisco in January 2007 whose revenues and expenses are included in our consolidated financial statements, and license a third PROMETA Center opened by the Canterbury Institute in New Jersey in January 2007. Canterbury plans to open an additional PROMETA Center in South Florida in the second quarter of 2007.
     To date, primarily self-pay patients have been treated with the PROMETA protocols. We expect revenues from third party payers will increase as a result of successful pilot studies completed and currently underway with state programs, managed care providers and criminal justice systems to evaluate the results of using of the PROMETA protocols in their programs. Positive results from these studies will help in our efforts to increase third-party reimbursement for providers using our protocols. Furthermore, our association with CompCare will enable us to create synergies to facilitate the use of our PROMETA treatment protocols by managed care treatment providers and provide an infrastructure for our substance abuse disease management offerings.
     We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities, and physicians that contract for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians. Physicians with license rights to use the PROMETA protocols exercise their independent medical judgment in determining the specific application of our protocols, and the appropriate course of care for each patient. Following the medical portion of the treatment procedure, physicians, local clinics and healthcare providers specializing in drug abuse treatment administer and provide the psychosocial component of the protocol.
Our Market
     Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2005 an estimated 22.2 million Americans aged 12 and older suffered from alcohol or other forms of drug abuse or dependence, of which 3.9 million, or 17.6%, received some kind of treatment, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services. Furthermore, according to the survey, approximately 10.4 million Americans age 12 and older, or 4.3 percent of the population, are reported as having tried methamphetamine, and the percentage of methamphetamine use characterized as abuse or dependence increased 57% from 2002 to 2005. Findings from the Treatment Episode Data Set 1994-2004 (TEDS) published by SAMHSA’s Office of Applied Studies show that the proportion of hospital admissions for primary abuse of methamphetamine as a percent of substance abuse treatment admissions increased from 2% in 1994 to 7% in 2004.
     It is commonly reported that addiction to methamphetamine is an epidemic rapidly spreading throughout the U.S. Methamphetamine addicts are highly resistant to treatment and, even after intervention, relapse at very high rates. Methamphetamine use is also spreading to the workplace. A study funded by the Wal-Mart Foundation in 2004 determined that each methamphetamine-using employee costs his or her employer $47,500 per year in terms of lost productivity, absenteeism, higher healthcare costs and higher workers’ compensation costs. For city, state and county governments and their taxpayers, methamphetamine abuse causes legal, medical, environmental and social problems. A study entitled “The Criminal Effect of Meth on Communities” conducted in 2005 by the National Association of Counties, which surveyed 500 counties in 45 states, reported that 58% of counties surveyed reported methamphetamine as their largest drug problem, with 87% reporting increases in arrests involving methamphetamine starting three years ago. Cocaine was reported as the number one drug problem in 19% of the counties. There are currently no generally accepted medical treatments for cocaine or methamphetamine dependence.
     Summarizing data from the ONDCP and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $365 billion annually in the U.S., including $42 billion in healthcare costs and approximately $245 billion in productivity losses. Despite these staggering figures, it is a testament to the unmet need in the market that only 17.6% of those who need treatment actually receive help. Traditional treatment methods are often not particularly effective, especially when it comes to those who are dependent on stimulants. Often faith, willpower, and counseling are the only options available. Compounding the lack of efficacious treatment options is the enormous stigma of leaving one’s life, income, and loved ones for weeks at a time to seek inpatient treatment.
     There are approximately 13,000 facilities reporting to SAMHSA that provide substance abuse treatment on an inpatient or outpatient basis. Historically, the disease of substance dependence has been treated primarily through behavioral intervention, with fairly high relapse rates. SAMHSA’s TEDS 2004 report states that in 2004 only 70% of those treated for alcoholism and 54% of those treated for cocaine completed detoxification, and that alcohol and cocaine outpatient treatment completion rates were only 46% and 27%, respectively. For patients who do complete treatment, the NIAAA reports relapse rates three months following treatment for alcohol dependence to be 50%. Relapse rates are higher for those suffering from cocaine dependence as opposed to alcohol. For the behavioral treatment of cocaine dependence, the Drug Abuse Treatment Outcome Study reports a relapse rate of 69% one year following outpatient treatment lasting 90 or fewer days and 80% one year following long-term residential treatment lasting 90 or fewer days.

     Pharmacological options for alcohol dependence exist and a number of pharmaceutical companies have introduced or intend to introduce drugs to treat alcohol dependence. These drugs may require chronic or long-term administration. In addition, several of these drugs are generally not to be used until the patient has already achieved abstinence, are generally administered on a chronic or long-term continuing basis, and do not represent an integrated treatment approach to addiction.
Substance Dependence as a Disease
     Scientific research indicates that not only can drugs interfere with normal brain functioning but can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment is often necessary to end this physiologically based compulsive behavior. We believe that addressing the physiological basis of substance dependence as part of an integrated treatment protocol will improve clinical outcomes, reduce the cost of treating dependence, and reduce the cost to society by decreasing related criminality and violence and mitigating the costs associated with high risk behavior.
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
Alcohol
     The Centers for Disease Control and Prevention rank alcohol the number three preventable cause of death in the United States, at 85,000 deaths in 2000. According to NIAAA, 44% of all deaths due to liver cirrhosis are alcohol related, with most of these deaths occurring in people 40 to 65 years old. One study found that 20 to 37% of all emergency room trauma cases involve alcohol use (Roizen, J., Alcohol and Trauma, 1988). Another study found that 46% of asymptomatic alcoholic men exhibited evidence of cardiomyopathy (Rubin, E., The Effects of Alcoholism on Skeletal and Cardiac Muscle, 1989).
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
Cocaine and Crack Cocaine
     Cocaine and crack use are societal problems that place a heavy load upon our criminal justice system. According to a Bureau of Justice Statistics Bulletin, “Prisoners in 2004,” published in October 2005, 55% of the 170,000 federal prisoners and 21% of the 1.2 million state prisoners were convicted of drug offenses. The National Institute of Justice reports that over 30% of all arrestees test positive for cocaine or crack.
     The consequences of cocaine and crack use extend beyond the criminal justice system. NIDA reports the medical complications of cocaine use to include heart arrhythmias and heart attacks, chest pain and respiratory failure, strokes, seizures, and headaches, as well as abdominal pain and nausea. NIDA also notes that there have been no medications available to treat cocaine dependence.
Our Solution: PROMETA® Protocols
     Those suffering from alcohol, cocaine or methamphetamine dependence have a clinical disease, but are often characterized as having social disorders or a lack of self-discipline. In this context traditional treatment approaches have generally focused on the psychosocial aspect of the disease. While we believe the psychological approach to substance dependence treatment is important, we recognize that a more comprehensive approach to this multi-factorial disease should be addressed as part of an integrated treatment approach intended to provide patients with an improved chance for recovery. We believe our integrated approach will offer patients an opportunity to achieve their individual recovery goals, and provide a sustainable commercial opportunity for our shareholders.
     Current research indicates that substance dependence is associated with altered cortical activity and changes in neurotransmitter function in the specific areas of the brain which are critical to normal brain function. Moreover, changes in the neurochemistry of the brain may underlie the hallmarks of substance dependence, including tolerance, withdrawal symptoms, craving, decrease in cognitive function and propensity for relapse. Our PROMETA protocols include medically directed and supervised treatments, prescription medications and nutritional supplements, combined with psychosocial or other recovery-oriented therapy. We provide a proprietary integrated treatment protocol to medical professionals. The specific implementation of the protocols is at the discretion and judgment of the medical professionals providing care and tailored to individual patient needs.
     The PROMETA treatment protocols provide for:
•	A comprehensive physical examination, including specific laboratory tests, prior to initiation of treatment by the treating physician, to determine if the patient is appropriate for the PROMETA protocol

•	Prescription medications delivered in a unique dosing algorithm

•	A nutritional plan and recommendations, designed to help facilitate and maintain the other aspects of recovery

•	One month of prescription medications and nutritional supplements following the initial treatment

•	Individualized psychosocial counseling or other recovery oriented counseling
     The initiation of treatment under the PROMETA protocols involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting over a period of three days. The medications used in the PROMETA treatment protocols have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and licensed healthcare providers who have licensed the rights to use our PROMETA protocols. The outpatient nature of the treatment provides the opportunity for the care to be provided in a discreet manner and without long periods away from home or work. The PROMETA protocol for stimulant dependence provides for a second, two-day administration at the facility, which takes place about three weeks after initiation. Following the initial three days, our protocols provide that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery, and individualized psychosocial or other recovery-oriented therapy.
     Initial clinical observations by our licensed treatment providers suggest that the PROMETA protocols may:
•	improve cognitive function

•	be associated with higher initial completion rates than conventional treatments

•	reduce cravings which can be a major factor in relapse

•	allow patients to more quickly engage in counseling or other forms of psychosocial therapy in a meaningful way.

     These initial conclusions have been reported in the treatment of approximately 1,300 patients at licensed sites and in research studies and commercial pilots being conducted to study our protocols. They may not be confirmed by formal double-blind, placebo-controlled research studies, and may not be indicative of the long-term future performance of our protocols.
     We believe the PROMETA protocols may offer an advantage to traditional alternatives for several reasons:
•	Treatment provided using the PROMETA protocols is designed to address a spectrum of patient needs, including physiological, nutritional and psychological elements in an integrated way

•	The PROMETA treatment protocols include medically directed and supervised procedures designed to address neurochemical imbalances in the brain thought to be caused or worsened by substance dependence. The rationale for the approach is that by addressing the underlying physiological balance thought to be disrupted by substance dependence, dependent persons may be better able to address the behavioral/psychological and environmental components of their disease

•	Treatment using the PROMETA protocols generally can be performed on an outpatient basis and do not require long periods away from home or work

•	The PROMETA protocols may be initiated by physicians and treatment providers at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other treatment modalities
     Additionally, we provide training, education and other administrative services to assist physicians, healthcare providers and facilities with staff education, marketing and administrative support.
Competition
     Conventional forms of treatment for alcohol dependence are usually divided into phases: detoxification, which is typically conducted in medically directed and supervised environments; rehabilitation, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options; and relapse prevention/aftercare that is provided via structured outpatient treatment programs. Most medically managed treatments require long-term usage of pharmaceuticals, resulting in low patient compliance. Conventional forms of treatment for stimulant dependence generally consist only of relapse prevention (psychosocial and recovery oriented therapy), conducted through therapeutic programs. Regardless of the approach, there is great variability in the duration of treatment procedures, level of medical supervision, price to the patients and success rates.
     One currently accepted practice for detoxifying patients from dependence on alcohol consists of heavily sedating the patient at an inpatient hospital facility for a period of 3 to 5 days. Due to the heavy sedation, the patient may need to be further observed for an additional 5 to 7 days. This procedure, while medically necessary to prevent severe complications, e.g. seizures or delirium tremens when withdrawing these patients from alcohol, does not consistently relieve the patient’s cravings or otherwise attempt to address the long term recovery of the patient. Further, the drugs typically used during this procedure (the most commonly utilized medications are Valium® (diazepam), Ativan® (lorazepam), and Xanax® (alprazolam)) can be addictive, require a time-intensive dose tapering and washout period, and may cause side effects.
     While withdrawal from cocaine or methamphetamine dependence is not considered to be life threatening, withdrawal symptoms can be quite unpleasant and may lead to repeated relapses and treatment failures. Detoxification procedures typically involve the use of sedatives to assist patients through this difficult period. Following treatment, environmentally “cue induced” cravings, however, are especially pronounced and may re-occur for months to years.

Treatment Programs
     There are approximately 13,000 facilities reporting to the Substance Abuse and Mental Health Services Administration (SAMSHA) that provide substance dependence medical treatment services on an inpatient or outpatient basis. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. There appears to be no readily available reliable information about the success rates of these programs, nor agreed upon standards of how outcomes should be measured (e.g., self-reported abstinence or reduction in days of heavy drinking). Many of these traditional treatment programs have established name recognition and their treatments may be covered in large part by insurance or other third party payers. To date, treatments using our protocols have generally not been covered by insurance, and patients treated with the PROMETA protocols have been substantially self-pay patients.
     Traditional treatment approaches for substance dependence focus mainly on group therapy, abstinence, and behavioral modification, while the disease’s underlying physiology and pathology is rarely addressed, resulting in fairly high relapse rates. Currently therapies are beginning to target brain receptors thought to play a central role in the disease process. We believe that our PROMETA protocols offer an improvement to traditional treatments because the integrated PROMETA protocols are designed to target the pathophysiology induced by chronic use of alcohol or other drugs in addition to nutritional and psychosocial aspects of substance dependence. The abnormalities in brain function induced by chronic substance dependence may take weeks to years of drug abstinence to return to normal function, if at all. We believe the PROMETA protocols offer an advantage to traditional alternatives because they provide an integrated treatment methodology that is discreet, mildly sedating and that can be initiated in only three days, with a second two-day treatment three weeks later for addictive stimulants. Our PROMETA protocols also provide for one-month of prescription medication and nutritional supplements, integrated with psychosocial or other recovery-oriented therapy.
     We further believe the short initial outpatient treatment period when using our PROMETA protocols is a major advantage over traditional inpatient treatments and residential treatment programs, which typically consist of approximately 15 to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. The PROMETA protocols do not require an extensive stay at an inpatient facility. Rather, the protocols offer the convenience of a three day treatment (addictive stimulants require a second two day treatment three weeks later) and can generally be administered on an outpatient basis. This is particularly relevant since approximately 77% of adults classified with dependence or abuse are employed, and loss of time from work can be a major deterrent for seeking treatment. Moreover, we believe the PROMETA protocols can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other forms of alcohol and drug abuse treatments. As such, our protocols offer a potentially valuable alternative or addition to traditional behavioral or pharmacotherapy treatments.
Treatment Medications
     There are currently no generally accepted medical treatments for methamphetamine dependence. Anti-depressants and dopamine agonists have been investigated as possible maintenance therapies, but none have been FDA approved or are generally accepted for medical practice.
     Several classes of pharmaceutical agents have been investigated as potential maintenance agents (e.g., anti-depressants and dopamine agonists) for cocaine dependence; however, none are FDA approved for treatment of cocaine dependence or widely generally accepted in medical practice. Their effects are variable in terms of providing symptomatic relief, and many of the agents may cause side effects or may not be well tolerated by patients.
     There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism. These include:
•	The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia®, for treatment of alcohol dependence.

However, naltrexone must be administered on a chronic or continuing basis and is associated with relatively high rates of side effects, including nausea.

•	Alkermes has developed and is marketing a long-acting injectable form of naltrexone, VIVITROL®, intended to be administered by a physician via monthly injections. The company reported results from a phase III clinical study indicated that in the overall study population, patients treated with VIVITROL 380 mg experienced approximately a 25% reduction in the rate of heavy drinking relative to placebo. Alkermes, in partnership with Cephalon, made VIVITROL commercially available in the U.S. in June 2006.

•	Forest Laboratories holds the license in the U.S. to market Campral® Delayed-Release Tablets (acamprosate calcium), approved by the FDA in 2004. Acamprosate is an NMDA receptor antagonist. The product must be taken two to three times per day on a chronic or long-term basis. Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol, but the product was not effective for patients who had not undergone detoxification and who were not abstinent prior to treatment.
     Many medications marketed to treat alcohol or drug dependence are not administered until the patient is already abstinent, require long-term chronic administration and must be taken several times a day to achieve the desired effect. As noted above, we believe the PROMETA protocols represent an integrated approach to treatment that includes medical, nutritional and psychosocial components that can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other existing treatments. As such, our protocols offer a potentially valuable addition to traditional medical treatment. Moreover, because treatment with the PROMETA protocols is an integrated treatment, we do not view the current medical therapies as directly competitive and in some cases may be used in conjunction with our protocols. We believe that the total cost of providing treatment using the PROMETA protocols falls within the typical range of prices for conventional treatment programs. We also believe, based on the limited initial results discussed above, that treatment using our protocols may have higher completion rates, greater compliance, reduction or elimination of cravings, improved cognitive functioning and potentially lower relapse rates.
Development of Our Technology
     Much of our proprietary, patented and patent pending substance dependence technology, known as the PROMETA treatment protocols, was developed by Dr. Juan José Legarda, a European scientist educated at University of London who has spent most of his professional career conducting research related to substance abuse. Through his studies and research, Dr. Legarda identified some of the adverse physical effects of substance abuse on the brain and began to develop technologies that specifically focused on the neurochemistry of the brain as a core part of addictive behavior modification. In 2002, Dr. Legarda filed Patent Cooperation Treaty (PCT) applications in Spain to protect treatment protocols that he developed for dependencies to alcohol and cocaine. We acquired the rights to these patent filings in March 2003 through a technology purchase and license agreement with Dr. Legarda’s company, Tratamientos Avanzados de la Adiccion S.L., to which we pay a royalty of three percent of the amount the patient pays for treatment using our protocols. After acquiring these rights, we filed U.S. patent applications and other national phase patent applications based on the PCT filings, as well as provisional U.S. patent applications to protect aspects of additional treatment protocols for alcohol, cocaine and other addictive stimulants.
     In December 2006, we announced that we received a Notice of Allowance for Hythiam’s U.S. Patent for treating cocaine dependency from the United States Patent and Trademark Office. This patent represents a significant corporate milestone and we anticipate it will also serve to enhance protection of the intellectual property underlying our PROMETA Protocols.
     We have also received allowances, issuances or notices that patent grants are intended for our core intellectually property for the treatment of alcohol and stimulant dependence in Mexico, Australia, New Zealand, Singapore, South Africa, Russia, Ukraine and Europe.
     Once patents are issued, they generally will expire 20 years from the dates of original filing.

Proprietary Rights and Licensing
     Our success depends upon a number of factors, including our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. To help ensure compliance with our license/joint venture agreements, we employ site managers in each of our major markets. We have the following branded trade names:
•	Hythiam®

•	Hythiam® logo

•	PROMETA®

•	PROMETA® logo

•	PROMETA Protocol™

•	PROMETA Protocols™

•	PROMETA Treatment Protocol™

•	PROMETA Treatment Protocols™

•	PROMETA Center®

•	PROMETA Centers™

•	PROMETA Treatment™

•	PROMETA Treatments™
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
Our Management Team
     The following table sets forth information regarding our executive officers:

Name	Position	Age
Terren S. Peizer	Chief Executive Officer	47
Richard A. Anderson	Senior Executive Vice President	37
Christopher S. Hassan	Senior Executive Vice President	46
Anthony M. LaMacchia	Senior Executive Vice President	53
Chuck Timpe	Chief Financial Officer	60
Sanjay Sabnani	Executive Vice President — Strategic Development	36
     Terren S. Peizer is the founder of our company, and has served as our chief executive officer and chairman of the board of directors since our inception in February, 2003. Mr. Peizer served as chief executive officer of Clearant, Inc. until October 2003, a company which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology. He served as chairman of its board of directors from April 1999 to October 2004 and a director until February 2005. From February 1997 to February 1999, Mr. Peizer served as president and vice chairman of Hollis-Eden Pharmaceuticals, Inc., a Nasdaq Global Market listed company. In addition, from June 1999 through May 2003 he was a director, and from June 1999 through December 2000, he was chairman of the board, of supercomputer designer and builder Cray Inc., a Nasdaq Global Market company, and remains its largest beneficial stockholder. Since August 2006, he has served as chairman of the board of XCorporeal, Inc. Mr. Peizer has been the largest beneficial stockholder and has held various senior executive positions with several technology and biotech companies. In these capacities, he has assisted these companies with assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, investor and public relations and capital formation. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.
     Richard A. Anderson has more than fifteen years of experience in business development, strategic planning and financial management. He was the chief financial officer of Clearant, Inc. from November 1999 until joining the company in March 2005, and served as a director from November 1999 to March 2006. He served as chief financial officer of Intellect Capital Group from October 1999 through December 2001. From February through September 1999, he was an independent financial consultant. From August 1991 to January 1999, Mr. Anderson was with PriceWaterhouseCoopers, LLP, most recently a director and founding member of PriceWaterhouseCoopers Los Angeles Office Transaction Support Group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.
     Christopher S. Hassan is a senior healthcare executive who, prior to joining the company in July 2006, served as vice president, sales for Reckitt Benckiser Pharmaceuticals from October 2003 until July 2006. From 2000 to October 2002, he served as director of sales, North America for Drugabuse Sciences, Inc. a bio-pharmaceutical company. From 1996 to 2000, Mr. Hassan served as area business manager for Parke-Davis/Pfizer. From 1989 to 1996 he served as district sales manager for Bayer Pharmaceuticals. From 1986 to 1989, he was a director and vice president sales and acquisitions for Grammco Computer Sales. Mr. Hassan received a B.B.A. in Accounting from University of Texas, Austin.
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
     Chuck Timpe is a senior healthcare financial executive with over 35 years experience in the healthcare industry. Since March 1998, he has served as a director and since June 2002 as chairman of the Audit Committee for IPC-The Hospitalist Company, a $150 million physician specialty practice business. Prior to joining the company in June 2003, Mr. Timpe was chief financial officer, from its inception in February 1998, of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2004, creating one of the country’s largest clinical research site management organizations. Previously, he was a principal in private healthcare management consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International (now Tenet Healthcare Corp., an NYSE company), and a member of Arthur Andersen, LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant.
     Sanjay Sabnani, prior to joining the company in April 2004, was acting director of business development and strategy at OSI Systems, Inc., where he was part of a senior team that delivered significant growth in revenues and market capitalization. Prior to joining OSI Systems, from May 1999 to December 2000, Mr. Sabnani was president and director at Venture Catalyst, Inc., where he spearheaded the company’s venture capital division, as well as managed the company’s web services business. Mr. Sabnani has authored or co-authored numerous articles and served as an expert speaker on topics as diverse as mergers and acquisitions, homeland security, entrepreneurship and internet strategy. He received his B.A. in English from University of California, Los Angeles.

Financial Information about Segments
     We currently operate in one reportable segment focused on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment protocols, including PROMETA Centers that are licensed and/or managed by us. Substantially all of our services are provided within the United States, and substantially all of our assets are located within the United States.
     Beginning on January 12, 2007, our consolidated results will include the operations of CompCare, which will be presented in a separate reportable segment focused on providing managed care services.
Employees
     As of December 31, 2006, we employed approximately 120 persons. We are not a party to any labor agreements and none of our employees are represented by a labor union. We anticipate hiring additional employees over the next year to execute our business strategy and meet our growth expectations.
Our Offices
     We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025 and our telephone number is (310) 444-4300.
Company Information
     We make our annual reports on Form 10-K, our proxy statement, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports available free of charge through links on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Our corporate website is located on the Internet at http://www.hythiam.com. These reports are not part of this report or incorporated by reference herein. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.
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
Risks related to our business
We have a limited operating history, and expect to continue to incur operating losses, making it difficult to evaluate our future prospects
     We have been unprofitable since our inception and expect to incur substantial additional operating losses for at least the next twelve months. As we continue to grow, our historical operations and financial information are not necessarily indicative of our future operating results, financial condition or ability to operate profitably as a commercial enterprise. We may not be able to achieve positive cash flows before our existing cash reserves are expended. Revenues may not increase as quickly as anticipated, and changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before we achieve positive cash flow. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may not be successful in raising necessary funds on acceptable terms, or at all.
We may fail to successfully manage and maintain the growth of our business, which could adversely affect our results of operations
     Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC and The Nasdaq Global Market will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.
Our treatment protocols may not be as effective as we believe them to be, which could limit our revenues and adversely affect our business
     Our belief in the efficacy of our treatment protocols is based on a limited number of studies and commercial pilots that have been conducted to date, and our initial experience with a small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our protocols. Controlled scientific studies, including those that have been announced and planned for the future, may yield results that are unfavorable or demonstrate that treatment with our protocols is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our protocols could decline substantially.
Our protocols may not become widely accepted, which could limit our growth
     Further marketplace acceptance of our protocols may largely depend upon healthcare providers’ interpretation of our limited data, the results of pending studies, or upon reviews and reports that may be given by independent researchers. In the event such research does not establish our treatment technology to be safe and effective, it is unlikely we will be able to achieve widespread market acceptance.
Our industry is highly competitive, and we may not be able to compete successfully
     The healthcare business in general, and the substance dependence treatment business in particular, are highly competitive. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers, many of whom are more established and better funded than we are. Many of these other treatment methods and facilities are well established in the same markets we target, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization, reputation and experience than we have. The historical focus on the use of psychological or behavioral therapies, as opposed to medical or physiological treatments for substance dependence, may create further resistance to penetrating the substance dependence treatment market.
     There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism, including:
•	The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia®, for treatment of alcohol dependence.

•	VIVITROL®, a long-acting injectable form of naltrexone intended to be administered by a physician via monthly injections. Alkermes reported results from a phase III clinical study indicating that in the overall study population, patients experienced approximately a 25% reduction in the rate of heavy drinking relative to placebo.

•	Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis. Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol.

     Our competitors may develop and introduce new processes and products that are equal or superior to our protocols in treating alcohol and substance dependencies. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.
     There are approximately 13,000 facilities reporting to the Substance Abuse and Mental Health Services Administration that provide substance abuse treatment on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices.
We depend on key personnel, the loss of which could impact the ability to manage our business
     Our future success depends on the performance of our senior management and our key professional personnel, in particular our Chairman and Chief Executive Officer, Terren S. Peizer, our Senior Executive Vice Presidents, Richard Anderson, Christopher S. Hassan and Anthony M. LaMacchia, and our Chief Financial Officer, Chuck Timpe. Each of these key executives is party to an employment agreement which, subject to termination for cause or good reason, has a remaining term of seven months to 3.5 years. The loss of the services of Mr. Peizer or any other key member of management could have a material adverse effect on our ability to manage our business.
We are subject to personal injury claims, which could result in substantial liabilities that may exceed our insurance coverage
     All significant medical treatments and procedures, including treatment utilizing our protocols, involve the risk of serious injury or death. Even under proper medical supervision, withdrawal from alcohol may cause severe physical reactions. While we have not been the subject of any such claims, our business entails an inherent risk of claims for personal injuries and substantial damage awards. We cannot control whether individual physicians will apply the appropriate standard of care, or conform to our protocols in determining how to treat their patients. While our agreements typically require physicians to indemnify us for their negligence, there can be no assurance they will be willing and financially able to do so if claims are made. In addition, our license agreements require us to indemnify physicians, hospitals or their affiliates for losses resulting from our negligence.
     We currently have insurance coverage for up to $5 million per year for personal injury claims. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our protocols increases. In the event of litigation, regardless of its merit or eventual outcome, we may sustain significant losses of our operating capital.
If government and third-party payers fail to provide coverage and adequate payment rates for treatment using our protocols, our revenue and prospects for profitability will be harmed
     Our future revenue growth will depend in part upon the availability of reimbursement for treatment using our protocols from third-party payers such as government health programs including Medicare and Medicaid, managed care providers, private health insurers and other organizations. Third-party payers are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our protocols. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.
Our international operations may be subject to foreign regulation, and the success of our foreign operations will depend on many factors
     The criteria of foreign laws, regulations and requirements are often vague and subject to change and interpretation. Our international operations may become the subject of foreign regulatory, civil, criminal or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention, regardless of whether it ultimately is successful. If we fail to comply with any applicable international laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations, including our domestic operations, could be adversely affected.
     In addition, the private pay healthcare system in Europe is not as developed as in the U.S and as a result it may be more difficult to convince patients in these countries to pay substantial amounts for treatment. We will be reliant on relationships that we establish with local companies, thought leaders and governments. There can be no assurance we will be able to establish these relationships, maintain them or that the partners will retain their influence in the market. It may take longer than we expect to commence operations or to operate our business at profitable levels as we do not have the established relationships and or knowledge of the regulations and business practices in the markets we are entering.
We may not realize the expected benefits of the CompCare acquisition, and may not be able to successfully utilize CompCare’s infrastructure
     We may not be successful in realizing the expected benefits of our license agreement with Comprehensive Care Corporation or the recent acquisition of a majority controlling interest in CompCare. Achieving the benefits of our relationship with CompCare will depend in part on our ability to successfully utilize CompCare’s infrastructure and integrating with the benefits of its operations and personnel in a timely and efficient manner. The process will divert management time and attention from our other business, and require the effective coordination of personnel, systems, applications, policies, procedures, business processes and operations. This, too, will be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and business strategy. We may be unable to retain CompCare’s key management, technical, sales and customer support personnel. If we cannot successfully coordinate our operations and personnel, we will not realize the expected benefits of our relationship.
There may be ongoing legal challenges to our relationship with CompCare, which could adversely affect our results of operations
     There is legal expense and potential delay, risk and uncertainty due to the ongoing litigation seeking to enjoin our proposed merger with CompCare. There are potential legal and economic risks associated with attempting to proceed with our proposed merger with CompCare, as well as with terminating the merger agreement and continuing with our ongoing relationship as its majority controlling shareholder, including challenges from public minority shareholders concerning the procedural and financial fairness of our existing agreements, and any future agreements or arrangement between us. Current or future litigation may be expensive and time consuming, and may impede or restrict our ability to operate effectively, which could negative impact our results of operations.
Risks related to CompCare’s business
CompCare may not be able to accurately predict utilization of its full-risk contracts resulting in contracts priced at levels insufficient to ensure profitability
     Managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on CompCare. Providing services on a full-risk capitation basis exposes CompCare to the additional risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require it to provide services at capitation rates which do not account for or factor in such utilization levels. Failure to achieve anticipated cost reductions in populations brought under management would have an adverse effect on CompCare’s financial results.
CompCare may be unsuccessful in managing its new Indiana Medicaid contract, or the contract may be significantly more costly than anticipated
     Compcare may be unsuccessful in managing its new Indiana Medicaid contract that started January 1, 2007, which now comprises approximately one-third of its operating revenues. Providing services under a new contract for populations at risk that have not been managed before exposes CompCare to the risk it may be unprofitable. There is a limited historical basis for the actuarial assumptions about the utilization of benefits by members covered under this new managed care behavioral program, and premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, may cause disagreements with providers and divert management resources, which would have an adverse impact on CompCare’s financial results.

CompCare’s existing and potential managed care clients operate in a highly competitive environment and may be subject to a higher rate of merger, acquisition and regulation than in other industries
     CompCare typically contracts with small to medium sized HMOs which may be adversely affected by the continuing efforts of governmental and third party payers to contain or reduce the costs of healthcare through various means. Its clients may also determine to manage the behavioral healthcare benefits “in house” and, as a result, discontinue contracting with CompCare. Additionally, its clients may be acquired by larger HMOs, in which case there can be no assurance that the acquiring company would renew its contract.
Many of CompCare’s managed care company clients provide services to groups covered by Medicaid or Children’s Health Insurance Program (CHIP) plans susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect CompCare
     As of May 31, 2006, CompCare managed approximately 517,000 lives in connection with behavioral and substance abuse services covered through eight CHIP and Medicaid programs in Texas and Medicaid in Florida and Michigan. Of the 517,000 covered lives, 127,000 are related to contracts terminating May 31, 2006. Any changes in reimbursement could adversely affect CompCare through contract bidding and cost structures with the health plans impacted by such changes. Temporary reductions have previously had a negative impact on CompCare, and if implemented in the future could have a material, adverse impact on its operations. Other states may pass legislation that would reduce its revenue through changes in the reimbursement rates or in the number of eligible participants. CompCare may be unable to reduce its costs to a level that would allow it to maintain current gross margins specific to its Medicaid and CHIP programs.
Because providers are responsible for claims submission, the timing of which is uncertain, CompCare must estimate the amount of claims incurred but not reported
     CompCare’s costs of care include estimated amounts for claims incurred but not reported (IBNR). The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that it continually reviews and adjusts, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. CompCare’s estimates of IBNR may be inadequate, which would negatively affect results of operations. Considerable variability is inherent in such estimates, its unpaid claims liability may be inadequate, and actual results may differ materially from the estimates reported.
As a result of CompCare’s dependence on a limited number of customers, the loss of any one of these customers, or a reduction in business from any one of them, could have a material, adverse effect on its working capital and future results of operations
     For the six months ended November 30, 2006, approximately 82% of CompCare’s operating revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. For the same period of the prior fiscal year, approximately 87% of CompCare’s operating revenue was concentrated in contracts with eight health plans. The terms of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of CompCare.
The industry is subject to extensive state and federal regulations, as well as diverse licensure requirements varying by state. Changes in regulations could affect the profitability of CompCare’s contracts or its ability to retain clients or to gain new customers
     CompCare holds licenses or certificates to perform utilization review and third party administrator (TPA) services in some states. Additional utilization review or TPA licenses may be required in the future and CompCare may not qualify to obtain them. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, CompCare has not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, its business could be materially affected until such time as it is able to meet the regulatory requirements, if at all. Additionally, some states may determine to contract directly with companies such as CompCare for managed behavioral healthcare services in which case they may also require it to maintain financial reserves or net worth requirements that it may not be able to meet. Currently, CompCare cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on future operations to the extent that they are not able to be recouped in future managed care contracts.

CompCare has an annual seasonality in the usage of its provider network, and its financial results may suffer to the extent it cannot adequately manage periods of increased utilization
     Historically CompCare has generally experienced increased utilization during its fourth fiscal quarter, which comprises the months of March, April and May, and lower utilization throughout the remainder of the year. Seasonal variation also impacts its costs of care during these months, generally having a negative impact on its gross margins and operating profits during the fourth quarter.
Risks related to our intellectual property
We may not be able to adequately protect the proprietary treatment protocols which are the core of our business
     We consider the protection of our proprietary treatment protocols to be critical to our business prospects. We obtained the rights to some of our most significant patent-pending technologies through a license agreement which is subject to a number of conditions and restrictions, and a breach or termination of that agreement could significantly impact our ability to use and develop our technologies. We currently have no issued U.S. patents covering our PROMETA protocol for the treatment of alcohol dependency. The applications we have licensed or filed may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art that may preclude or limit the scope of patent protection. Issued patents will generally expire twenty years after they were first filed.
     Examiners, competitors and others may institute challenges and if successful our patents may be denied, rendered unenforceable, or invalidated. The cost of litigation to uphold the validity of patents, and to protect and prevent infringement can be substantial. We may not be able to adequately protect the aspects of our treatment protocols that are not patented or have only limited patent protection. Furthermore, competitors and others may independently develop similar or more advanced treatment protocols and technologies, may design around aspects of our technology, or may discover or duplicate our trade secrets and proprietary methods.
     To the extent we utilize processes and technology that constitute trade secrets under applicable laws, we must implement appropriate levels of security to ensure protection of such laws, which we may not do effectively. Policing compliance with our confidentiality agreements and unauthorized use of our technology is difficult. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United States. While we have not had any significant issues to date, the loss of any of our trade secrets or proprietary rights which may be protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors.
Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information
     In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. To date we have had three instances in which it was necessary to send a formal demand to cease and desist using our protocols to treat patients due to breach of confidentiality provisions in our agreements.
We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business
     Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. Within the healthcare, drug and bio-technology industry, established companies actively pursue infringement claims and litigation, which makes the entry of competitive products more difficult. We may experience claims or litigation initiated by existing, better-funded competitors. Court-ordered injunctions may prevent us from bringing new products to market, and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.
Risks related to our industry
Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations
     The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. In addition, the Food and Drug Administration (FDA), regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Other regulatory requirements apply to dietary supplements, including vitamins. Compliance with laws and regulations enforced by regulatory agencies who have broad discretion in applying them may be required for our protocols or other medical products or services developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Increasing regulation, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Our failure, or the failure of our licensees, to comply with applicable regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our protocols from the market.
We may be subject to regulatory and investigative proceedings, which could adversely affect our financial condition or operations
     We may become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If determination is made that we have failed to comply with any applicable laws, our financial condition and results of operations could be adversely affected.
The promotion of our protocols may be found to violate federal law concerning “off-label” uses of prescription drugs, which could prevent us from marketing our protocols
     The Food Drug & Cosmetic (FDC) Act, requires that prescription drugs be approved for a specific medical indication, and promotion of dietary supplements for uses beyond those permitted by law may be treated as the unlawful promotion of drugs. Violations of the FDC Act may result in criminal or civil penalties, including seizure and injunction. Our protocols call for the use of prescription drugs for the treatment of chemical dependence and drug addiction, conditions not approved for use in the drugs’ official labeling, and the use of nutritional supplements. The promotion of our protocols through advertising and other means may be found to violate FDA regulations or the FDC Act. A successful enforcement action could prevent promotion of our protocols and we may be unable to continue operating under our current business model. The expenses associated with losing or defending a claim, or negative publicity concerning the off-label use of drugs in our protocols, could adversely affect our business and results of operation.
Treatment using our protocols may be found to require review or approval, which could delay or prevent the study or use of our protocols
     The FDA asserts jurisdiction over many clinical trials, or experiments in which a drug is administered to human subjects, and hospitals and clinics have established Institutional Review Boards (IRBs) to review and approve clinical trials using investigational treatments in their facilities. Use of our treatment protocol by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or an FDA investigational new drug (IND) exemption. The FDA may find that use of our protocols or collection of outcomes data constitutes a clinical investigation subject to IRB and FDA jurisdiction and may take enforcement action against us. Individual hospitals and physicians may also submit their use of our protocols in treatment to their IRBs which may prohibit or place restrictions on it. Any of these results may adversely affect our business and the ability of our customers to use our protocols.

Failure to comply with FTC laws or similar state laws could result in sanctions or limit the claims we can make
     Our promotional activities and materials, including advertising to consumers and physicians, and materials provided to licensees for their use in promoting our protocols, are regulated by the Federal Trade Commission (FTC) under the FTC Act, which prohibits unfair and deceptive acts and practices, including claims which are false, misleading or inadequately substantiated. The FTC typically requires competent and reliable scientific tests or studies to substantiate express or implied claims that a product or service is effective. If the FTC were to interpret our promotional materials as making express or implied claims that our protocols are effective for the treatment of alcohol, cocaine or methamphetamine addiction, it may find that we do not have adequate substantiation for such claims. Failure to comply with the FTC Act or similar laws enforced by state attorneys general and other state and local officials could result in administrative or judicial orders limiting or eliminating the claims we can make about our protocols, and other sanctions including substantial fines.
Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business
     Many states, including California in which our principal executive offices and two managed PROMETA Centers are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in arrangements such as employment or fee-splitting, with physicians. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and ancillary services in connection with our protocols, or that licensing our technology for a license fee that could be characterized as a portion of the patient fees, or subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees, constitute improper fee-splitting, in which case we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.
Our business practices may be found to violate anti-kickback, self-referral or false claims laws, which may lead to penalties and adversely affect our business
     The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and “kickbacks” involving healthcare providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit offers, payments or receipts of remuneration in return for (i) referring patients covered by Medicare, Medicaid or other federal healthcare programs, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from ordering certain services reimbursable by Medicare, Medicaid or other federal healthcare programs from any entity with which the physician has a financial relationship, and many states have similar laws. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal False Claims Act, and violations of other laws, such as the anti-kickback laws or the FDA prohibitions against promotion of off-label uses of drugs, may also be prosecuted as violations of the False Claims Act.
     Federal or state authorities may claim that our fee arrangements, agreements and relationships with contractors, hospitals and physicians violate these laws and regulations. Violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs and forfeiture of amounts collected in violation of such laws. If our business practices are found to violate any of these provisions, we may be unable to continue with our relationships or implement our business plans, which would have an adverse effect on our business and results of operations.
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
Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs
     In conducting research or providing administrative services to healthcare providers in connection with the use of our protocols, we may collect, use, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, dissemination, use and confidentiality of patient-identifiable health information, including the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA). HIPAA applies to covered entities, which include most healthcare facilities and health plans that will contract for the use of our protocols and our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements. Other federal and state laws restricting the use and protecting the privacy of patient information also apply to our licensees directly and to us, either directly or indirectly. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.
     CompCare is subject to the administrative simplification requirements of HIPAA for most healthcare facilities and health plans that contract for the use of CompCare’s services. The HIPAA Transactions Rule requires CompCare to comply with format and data content standards for common healthcare transactions on behalf of our licensees. The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically. Failure to comply may result in civil and criminal liability and penalties, and have a material adverse effect on CompCare’s ability to retain its customers or to gain new business.
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
Risks related to our common stock
Our stock price may be subject to substantial volatility, and the value of your investment may decline
     Our common stock is traded on The Nasdaq Global Market, and trading volume may be limited or sporadic. Over 2006, our common stock traded between $4.77 and $9.35 per share on volume ranging from approximately 18,000 to 3.7 million shares per day. As a result, the current price for our common stock on Nasdaq is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may be highly volatile and may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our PROMETA protocols, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.
Over 30% of our stock is controlled by a single stockholder who has the ability to substantially influence the election of directors and other matters submitted to stockholders
     As of December 31, 2006, Reserva Capital, LLC, whose sole managing member is Terren S. Peizer, our chairman and chief executive officer, beneficially owned 13,700,000 shares, which represent approximately 31% of our 43,917,000 shares of outstanding common stock. As a result, he has and is expected to continue to have the ability to determine or significantly influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of this principal stockholder may not always coincide with our interests or the interests of other stockholders, and it may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial stockholder’s control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTY
     Information concerning our principal facilities, all of which are leased at December 31, 2006, is set forth below:

		Approximate
		Area in
Location	Use	Square Feet
11150 and 11100 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	20,000
1315 Lincoln Blvd. Santa Monica, California	Medical office space for The PROMETA Center	5,400
1700 Montgomery St. San Francisco, California	Medical office space for The PROMETA Center	4,000
     Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 20,000 square feet. Our base rent is currently approximately $62,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2006, totaling approximately $3.1 million. The initial term of the lease expires in December 2010.
     In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The PROMETA Center, Inc., which operates under a full service management agreement with us. Our base rent is currently approximately $20,000 per month. In August 2006, we entered into a five-year lease for approximately 4,000 square feet of medical office space, located in San Francisco, California, which is occupied by The PROMETA Center, Inc., at an initial base rent of approximately $11,000 per month. The minimum base rent for the two medical offices are subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2006, totaling approximately $1.6 million.

     In November 2006, we entered into a 5-year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (US$3,325 using the December 31, 2006 conversion rate).
     As we expand in the future, we may lease additional regional office facilities, as necessary, to service our customer base. We believe that the current office space is adequate to meet our current needs and that additional facilities will be available for lease to meet our future needs.
ITEM 3. LEGAL PROCEEDINGS
     We, along with CompCare and the officers and board members of CompCare, were named as defendants in two class action lawsuits filed in Delaware Chancery Court by CompCare stockholders on January 23 and February 1, 2007. The suits seek to enjoin our merger with CompCare on the grounds that it is unfair and that the directors of CompCare breached their fiduciary duties to CompCare’s minority stockholders in approving the transaction. Given their complexity and scope, and the early stage in the proceedings, the final outcome and financial impact of the litigation cannot be predicted at this time. If the parties elect to terminate the merger agreement, we will seek to have the litigation dismissed as moot.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     Our common stock is traded on The Nasdaq Global Market under the symbol “HYTM.” Prior to March 8, 2005, the stock traded on the American Stock Exchange under the symbol “HTM,” and prior to December 15, 2003 it was quoted on the Over-The-Counter Bulletin Board.
     As of March 1, 2007, there were approximately 100 record holders representing approximately 4,800 beneficial owners of our common stock. Following is a list by fiscal quarters of the closing sales prices of our stock:

	Closing Sales Prices
2006	High	Low
4th Quarter	$9.35	$6.20
3rd Quarter	$7.63	$4.77
2nd Quarter	$9.04	$6.52
1st Quarter	$9.19	$5.42

2005	High	Low
4th Quarter	$6.85	$4.45
3rd Quarter	$7.30	$5.12
2nd Quarter	$8.54	$4.95
1st Quarter	$9.02	$5.24
Dividends
     We have never declared or paid any dividends. We may, as our board of directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

COMPARISON OF 39 MONTH CUMULATIVE TOTAL RETURN*
Among Hythiam, Inc., The Russell 2000 Index
And The S & P Health Care Index

*	The above graph measures the change of $100 invested in the Company’s stock based on its closing price of $7.10 on September 30, 2003 and its December 31 year-end closing price thereafter. The Company’s relative performance is then compared with the Russell 2000 and S & P Healthcare total return indices.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm
Recent Sales of Unregistered Securities
     In February 2006, we issued 11,700 shares of common stock to a consultant providing investor relations services valued at $71,000. In May 2006, we issued 3,000 shares of common stock valued at $26,000 to a consultant providing website development services and 105,000 shares of common stock valued at $738,000 for the acquisition of additional intellectual property rights relating to the PROMETA protocols. In June 2006, we issued 25,000 shares of common stock valued at $171,000 to a consultant for product endorsement services. In July 2006, we issued 11,700 shares of common stock to a consultant providing investor relations services valued at $58,000. In April 2006, we issued a warrant to purchase up to 50,000 shares of common stock at an exercise price of $6.70 per share to a consultant for providing investor relations services. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as transactions by us not involving any public offering.
     Additional information is incorporated by reference to Part III of this report.

ITEM 6. SELECTED FINANCIAL DATA
     The selected financial data set forth below, derived from our audited consolidated financial statements and the related notes thereto (collectively, the Financial Statements), should be read in conjunction with the Financial Statements, Item 7. Management’s Discussion and Analysis of Results of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data, included elsewhere in this report.

				Period from
				February 13,
				2003 to
	December 31,			December
(In thousands, except per share amounts)	2006	2005	2004	31, 2003
Statement of Operations Data:
Revenues	$3,906	$1,164	$192	$75
Loss from operations	(39,926)	(24,872)	(11,945)	(3,545)
Net loss	(38,298)	(24,038)	(11,775)	(3,504)

Loss Per Share:
Net loss per share — basic and diluted	$(0.96)	$(0.77)	$(0.47)	$(0.21)
Weighted average shares outstanding — basic and diluted	39,715	31,173	24,877	16,888

Cash Flows Data:
Net cash used in operating activities	$(28,431)	$(18,789)	$(9,947)	$(1,374)
Net cash provided by (used in) investing activities	4,662	(22,236)	(10,913)	(16,527)
Net cash provided by financing activities	26,053	40,442	21,416	21,345

	As of December 31,
	2006	2005	2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$43,447	$47,000	$27,479	$16,640
Total current assets	44,549	47,720	28,093	17,344
Total assets	52,205	54,462	33,962	22,580
Capital lease obligations	227	—	—	—
Total liabilities	10,176	4,723	2,128	2,092
Stockholders’ equity	42,029	49,739	31,834	20,488
Book value per share	0.96	1.27	1.07	0.83

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
     The forward-looking comments contained in the following discussion involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as under Item 1A, “Risks Factors.”
Overview
     We are a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment protocols. We offer disease management programs for substance dependence built around our proprietary PROMETA® treatment protocols for alcoholism and dependence to stimulants. Treatment with our PROMETA protocols, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our protocols. We also license or manage PROMETA Centers, medical practices that focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines.
Our Strategy
     Key elements of our business strategy include:
•	Expanding the base of our licensed treatment sites, focusing on existing service areas

•	Increasing the number of dedicated PROMETA Centers in major U.S. markets

•	Demonstrating the potential for improved clinical outcomes and cost effectiveness associated with the use of PROMETA treatment protocols through commercial pilot studies with key managed care and other third-party payers

•	Leveraging existing and initiating new pilot studies with governmental agencies to accelerate the adoption and funding by criminal justice, state and local government systems

•	Providing our substance abuse disease management program to managed care health plans for reimbursement on a case rate or capitated basis, utilizing the CompCare infrastructure to provide basic managed care services

•	Seeking additional scientific and clinical research data to further validate the efficacy of using the PROMETA protocols through unrestricted grants for research studies by leading research institutions and preeminent researchers in the field of alcohol and substance abuse

•	Exploring opportunities in foreign markets where our PROMETA patents have been issued.
Operations
     Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA protocols, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services generally on a per patient basis. At the end of 2004, we had seven licensed sites, of which one licensee had generated 93% of our revenues that year. In 2005 and 2006, through increased efforts to obtain additional licensing agreements with hospitals and healthcare providers in major U.S. markets, we added an additional 25 and 29 sites, respectively, bringing the total number of licensed sites throughout the United States to 61 as of December 31, 2006, with 41 sites contributing to revenues in 2006.

     We believe that the number of patients treated by our licensees will increase over time as we launch a new nationwide team of field personnel in early 2007 to increase the awareness and benefits of PROMETA among physicians and other healthcare professionals specializing in the treatment of substance dependence, and clinical outcomes data from research studies become available.
PROMETA Centers
     In December 2005, David E. Smith, M.D., a renowned addiction medicine specialist and founder of the Haight Ashbury Free Clinics, opened the PROMETA Center, a new medical practice operating in a state-of-the-art outpatient facility located in Santa Monica, California, that we built out under a lease agreement. Under the terms of a full business service management agreement with Dr. Smith’s professional corporation, The PROMETA Center, Inc., we manage the business components of the medical practice and license the PROMETA protocols and use of the name in exchange for management and licensing fees. The practice has a focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The financial results of The PROMETA Center, Inc. are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenues from the PROMETA Center accounted for approximately 29% of our consolidated revenues in 2006.
     In January 2007, Dr. Smith opened a second PROMETA Center in San Francisco, California, under the terms of our management agreement with The PROMETA Center, Inc. In addition, we have entered into a licensing and administrative services agreement with Canterbury Institute, LLC (Canterbury), which manages a newly opened PROMETA Center medical practice in New Jersey in January 2007, and plans to manage a second center to be opened in Southern Florida in the second quarter 2007. As part of the agreement, we will receive a 10% share of Canterbury’s profits in each Canterbury licensed center, in addition to fees for licensing and administrative services.
Research and Development, Pilot Studies
     In 2005 and 2006 we funded through unrestricted grants a number of clinical research studies by preeminent researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence. In addition, pilot programs with drug court systems, state programs and managed care organizations were commenced by those entities to evaluate the outcomes and cost effectiveness of treatment with the PROMETA protocols. Successful results to date from several of these research studies and pilots that have been completed have provided formal third-party validation of PROMETA. As a result of two of these pilots, the Pierce County Alliance in the State of Washington and the City Court of Gary, Indiana have adopted the PROMETA protocols in their respective drug court systems, which we view as important milestones and as references for our efforts in the criminal justice system.
     We anticipate that the research studies, including studies to be completed throughout 2007 and 2008, will be the basis for publication in scientific journals, and key to our success in validating the efficacy of PROMETA as the preferred method of care for treating alcoholism and stimulant dependence and serve to accelerate our growth. To date, we have spent approximately $6 million related to research and development ($3.1 million, $2.6 million and $177,000 in 2006, 2005 and 2004, respectively) and plan to spend and additional $6.7 million in 2007 and 2008 for unrestricted research grants and commercial pilots.
CompCare Acquisition
     Effective January 12, 2007, we acquired a 50.2% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP. Effective with our acquisition of Woodcliff, our consolidated financial statements will include the business and operations of CompCare. On January 18, 2007, we entered into an Agreement and Plan of Merger, and on January 26, 2007 we entered into an amended and restated Agreement and Plan of Merger, with CompCare, pursuant to which we would acquire the remaining outstanding shares of CompCare. Litigation to enjoin the merger is currently pending, and it is unclear at this time whether the merger will proceed or if the merger agreement will be terminated by the parties.
     CompCare provides managed care services in the behavioral health and psychiatric fields. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and

Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities.
International
     In 2006, our Swiss foreign subsidiary signed PROMETA license and services agreements with three sites in Switzerland to serve the international market. The sites in Switzerland have commenced operations in the first quarter of 2007. Our other international operations to date have not yet been significant, consisting primarily of the treatment of dependencies on a pilot basis, legal and other development and start up activities. We will continue to evaluate the success of these initial programs before we pursue additional international expansion.
Segment Reporting
     We currently operate in one reportable segment focused on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment protocols, including PROMETA Centers that are licensed and/or managed by us. Substantially all of our licensing and service-related revenues and assets are earned or located within the United States.
     Beginning on January 12, 2007, our consolidated results will include the operations of CompCare, which will be presented in a separate reportable segment focused on providing managed care services.

Results of Operations
Table of Summary Financial Information
     The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last three fiscal years (amounts in thousands except patient treatment data):

	Year Ended December 31,
(In thousands)	2006	2005	2004
Revenues
U.S. licensees	$2,650	$1,105	$192
PROMETA Center	1,137	59	—
Other revenues	119	—	—

Total revenues	3,906	1,164	192
Operating expenses
Cost of services	818	134	17
General and administrative expenses
Salaries and benefits	16,212	9,204	5,117
Other expenses	22,468	13,173	6,156
Research and development	3,053	2,646	177
Depreciation and amortization	1,281	879	670

Total operating expenses	43,832	26,036	12,137

Loss from operations	(39,926)	(24,872)	(11,945)
Interest income	1,630	834	171

Loss before provision for income taxes	$(38,296)	$(24,038)	$(11,774)

Patients treated
U.S. licensees	427	207	40
PROMETA Center	140	9	—
Average revenue per patient treated
U.S. licensees	$6,206	$5,337	$4,800
PROMETA Center	8,121	6,564	—
Year Ended December 31, 2006 Compared to Year Ended December 31, 2005
Revenues
     Our revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA protocols, and from patient service revenues related to our licensing and management services agreement with the PROMETA Center. Our technology license and management services agreements provide for a combined fee for the licensed technology and related administrative services, generally set on a per-treatment basis, and thus our revenues are closely related to the number of patients treated. Patients treated by the PROMETA Center generate higher average revenues per patient than our other licensed sites due to consolidation of its gross patient revenues in our financial statements. Key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA protocols.
     In 2006, we increased the number of U.S. licensed sites from 32 to 61 at year-end. The PROMETA Center in Southern California, which opened in December 2005, accounted for approximately 29% of our revenues in 2006. No other licensee accounted for over 10% of our revenues last year, whereas in 2005 three of our licensees each accounted for over 10% of our revenues, representing 25%, 20% and 18% of our revenues. Three licensees accounted for 63% of our revenues in 2005 and one licensee accounted for 93% of our revenues in 2004. Other revenues in 2006 consisted of revenues from third-party payers and start-up international operations.
     Revenues for the years ended December 31, 2006 and 2005 were $3.9 million and $1.2 million, respectively, an increase of 236%. The increase in revenues was primarily attributable to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Center. In addition, our average license fees per patient treatment at U.S licensed sites increased by 17% from $5,337 in 2005 to $6,206 in 2006, primarily due to lower average discounts granted by our licensees in the current year than in the same period last year. There were no significant changes in our licensing fees charged to our licensees between the periods. The average revenue for patients treated at the PROMETA Center in 2006 was $8,121, which is higher than our other licensed sites due to the consolidation of its gross patient revenues in our financial statements.
Operating Expenses
     Our operating expenses increased from $26.0 million in 2005 to $43.8 million in 2006, as we expanded the number of licensees, strengthened and expanded our management and support teams, increased brand awareness, marketing and advertising for our PROMETA protocols, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.
     Cost of services consists of royalties we pay for the use of the PROMETA treatment protocol, and the PROMETA Center’s labor costs for its physician and nursing staff, continuing care expense, medical supplies and protocol medicine costs for patients treated at the PROMETA Center. The increase in these costs primarily reflects a full year of operation at the PROMETA Center, which opened in December 2005, and the related increase in revenues.
     Salaries and benefits expenses were $16.2 million and $9.2 million for the years ended December 31, 2006 and 2005, respectively. The significant increases in 2006 over 2005 reflect the increase in personnel from 90 to approximately 120 employees at the end of 2006, as we have added managers in the field to support our licensed sites and have increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Additionally, the increase in 2006 includes $2.3 million of non-cash expense for stock options granted to employees and directors, resulting from our adoption of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-based Expense” (SFAS 123R), on January 1, 2006. In 2005 and prior years such costs were not included in our statements of operations, but were reflected as pro forma disclosures in the footnotes to the financial statements.
     Other expenses amounted to $22.5 million and $13.2 million for the years ended December 31, 2006 and 2005, respectively, which included non-cash charges of $1.4 million and $1.7 million, respectively, related to the issuance of common stock, stock options and warrants for services received from non employees. Other expenses include advertising, legal, audit, insurance, rent, travel and entertainment, investor relations, marketing, business development and other professional consulting costs. Most expenditures increased significantly in 2006 from 2005, due to the rapid growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth. Additionally, in 2006, we increased spending in marketing and direct-to-consumer advertising in some of the major metropolitan services areas, where we have established a market presence. Our advertising costs increased from $1.1 million in 2005 to $3.3 million in 2006, a significant portion of which was spent on a branding awareness campaign for PROMETA. We also incurred higher costs for auditing and consulting costs for Sarbanes-Oxley Section 404 compliance and new initiatives for expanding our business to managed care, statewide agencies, government affairs, the gay community and international developmental activities.
     In 2006 we incurred approximately $3.1 million for research and development, compared to $2.6 million in 2005, as we funded unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA protocols and commenced additional commercial pilot studies. We plan to spend approximately $6.7 million over the next two years for such studies. We believe the results from these studies will validate PROMETA as a method of care for treating alcoholism and stimulant dependence, as well as serve to accelerate our growth.

Interest Income
     Interest income increased from $834,000 in 2005 to $1.6 million in 2006 primarily due to higher average marketable securities balances from the proceeds of our $40 million equity offering in November 2005 and an increase in the weighted average interest rates during 2006.
Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
Revenues
     Revenues for the year ended December 31, 2005 increased to $1.2 million from $192,000 for the year ended December 31, 2004. The increase in revenues is directly attributable to the increasing number of patients treated at our U.S. licensed sites. The total number of patients treated by our licensees was 216 in 2005 compared to 40 in 2004. Our average license fees per patient at these sites also increased from $4,800 in 2004 to $5,337 in 2005, as the relative percentage of patients treated by our licensees who were offered partial or full discounts during the site start-up period or for training purposes declined in 2005 from 2004. There were no significant changes in our licensing fees charged to our licensees between the periods.
Operating Expenses
     In 2005, our operating expenses increased to $26.0 million from $12.1 million incurred in the previous year, as we expanded the number of licensees, increased our management and support staff, commenced marketing and advertising our PROMETA protocols, funded clinical research studies and invested in development of international opportunities.
     Salaries and benefits expenses were $9.2 million and $5.1 million for the years ended December 31, 2005 and 2004, respectively. The increase in 2005 over 2004 reflects the increase in personnel from 37 to approximately 90 employees at the end of 2005, as we have added managers in the field to support our 32 licensed sites and have increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general administrative functions.
     Other expenses were $13.2 million and $6.2 million for the years ended December 31, 2005 and 2004, respectively, which included non-cash charges of $1.7 million and $1.2 million, respectively, related to the issuance of common stock, stock options and warrants for services received from non employees. Other expenses include legal, audit, insurance, rent, travel and entertainment, investor relations, marketing, advertising, business development and other professional consulting costs. Most expenditures increased significantly in 2005 from 2004, due to the rapid growth of our business and the overall increase in staffing and corporate infrastructure to support this growth. In addition, beginning in the second half of 2005, we invested significant funds in test piloting local advertising campaigns and the development of corporate advertising and marketing programs to increase public awareness of our PROMETA treatment, as well as development of a consumer website. We also incurred over $400,000 in 2005 for consultants and additional audit fees to meet the new internal control reporting requirements of Section 404 of the Sarbanes-Oxley Act of 2002.
     In 2005 we incurred approximately $2.6 million for research and development, compared to $177,000 in 2004, as we funded unrestricted grants for research studies to evaluate our PROMETA protocols, initiated a patient outcomes registry and commenced commercial pilot studies.
Interest Income
     The increase in interest income from $171,000 in 2004 to $834,000 in 2005 was primarily due to proceeds from our equity offerings of $21 million in December 2004 and $40 million in November 2005, and an increase in the weighted average interest rates during 2005.

Liquidity and Capital Resources
     We have financed our operations, since inception, primarily through the sale of shares of our common stock in public and private placement stock offerings. The following table sets forth a summary of our equity offering proceeds, net of expenses, since our inception (in millions):

Date	Transaction Type	Amount
Sep 2003	Private Placement	$21.3
Dec 2004	Private Placement	21.3
Nov 2005	Public Offering	40.2
Dec 2006	Private Placement	24.4

		$107.2

     In December 2006, we issued 3,573,258 shares of common stock at a price of $7.30 per share in a closed private placement offering for a total of $26.1 million in proceeds from funds affiliated with existing investors and accredited institutional investors. At December 31, 2006, we owed approximately $1.8 million in fees to placement agents and other transaction costs, in connection with the transaction.
     In November 2005, we completed an underwritten equity offering of 9,200,000 shares at a price of $4.75 per share for a total of $43.7 million in proceeds. We paid $3.1 million in placement fees to the underwriters in connection with the transaction.
     In December, 2004, we issued 5,017,331 shares of common stock at a price of $4.50 per share in a private placement offering for a total of $22.6 million in proceeds from private investors, including two members of our board of directors who invested a total of $1.2 million. We paid $1.2 million in fees to placement agents in connection with the transaction.
     As of December 31, 2006, we had a balance of approximately $43.4 million in cash, cash equivalents and marketable securities.
     Since we are a rapidly growing business, our prior operating costs are not necessarily representative of our expected future operating costs. As we continue to grow, we expect our monthly cash operating expenditures to steadily increase from our 2006 average of approximately $3.0 million per month to approximately $3.4 million per month in 2007, excluding research and development costs and costs incurred by our newly consolidated subsidiary, CompCare, as discussed below. We plan to spend approximately $5.7 million in 2007 for research and development.
     In 2006, we expended approximately $957,000 in capital expenditures for the build-out and equipping of the new PROMETA Center in San Francisco, the purchase of computers and office equipment for the increase in staff, expansion of our corporate office facilities and additional investments in the development of our information systems and other equipment needs. In 2007, we expect our capital expenditures to be approximately $700,000, primarily for the purchase of computers and office equipment for an increase in staff and additional investments in the development of our information systems, excluding capital spending related to CompCare, as discussed below.
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
     Based upon our current plans, including anticipated revenues and increased expenses of expanding our business into managed care and government-sponsored programs, we believe that our existing cash reserves totaling approximately $43.4 million as of December 31, 2006 will be sufficient to meet our operating expenses and capital requirements until we achieve positive cash flows, which we believe will be within the next two years. Revenues may not increase as quickly as anticipated, and changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before we achieve positive cash flow. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand.
CompCare Acquisition and Financing
     In January 2007, we acquired all of the outstanding membership interests of Woodcliff Healthcare Investment Partners, LLC (Woodcliff) for $9 million in cash and 215,053 shares of our common stock. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of Comprehensive Care Corporation, a Delaware corporation (CompCare), the conversion of which would result in Woodcliff owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by Woodcliff, gives us voting control over CompCare. The preferred stock gives us significant rights and preferences over the minority holders of CompCare’s common stock, including:
•	the right to appoint five members of CompCare’s board of directors, which represents the majority of its directors

•	dividend and liquidation preferences, and

•	anti-dilution protection.
In addition, without our consent, CompCare is prevented from engaging in any of the following transactions:
•	any sale or merger involving a material portion of assets or business

•	any single or series of related transactions in excess of $500,000, and

•	incurring any debt in excess of $200,000.
     Following our acquisition of Woodcliff, in January 2007, we entered into an Agreement and Plan of Merger with CompCare, with CompCare to survive after the proposed merger as our wholly-owned subsidiary. Pursuant to the merger agreement, we would acquire the remaining outstanding shares of common stock of CompCare in exchange for shares of our common stock. If pending litigation is not quickly resolved on reasonable terms, we may elect with CompCare to terminate the merger agreement and not proceed with the merger.
     In January 2007, to finance the Woodcliff acquisition, we entered into a Securities Purchase Agreement pursuant to which we sold to Highbridge International LLC (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option of Highbridge to demand redemption of the Notes after 18 months from date of issuance.
     The acquisition of Woodcliff and a majority controlling interest in CompCare is not expected to require any material amount of additional cash investment or expenditures in 2007 by us, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations.
Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the CompCare stockholder litigation discussed in Item 3, “Legal Proceedings,” as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Contractual Obligations and Commercial Commitments
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2006 (in thousands):

		Less than 1			More than 5
Contractual Obligations	Total	year	1 - 3 years	3 - 5 years	years
Operating lease obligations (1)	$4,912	$1,158	$2,435	$1,316	$3
Contractual commitments for clinical studies	5,900	5,185	715	—	—
Capital lease obligations	292	67	133	92	—
Other Liabilities	94	47	47	—	—

	$11,198	$6,457	$3,330	$1,408	$3

(1)	Operating lease commitments for our corporate office facilities and two PROMETA Centers, including deferred rent liability.
Off-Balance Sheet Arrangements
     As of December 31, 2006, we had no off-balance sheet arrangements.
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
     We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. Management has discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our board of directors. Our critical accounting estimates cover the following areas:
Share-based Compensation Expense
     We account for the issuance of stock options to employees and directors in accordance with SFAS 123R and the issuance of stock options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation,” and the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services,” by estimating the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield. The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been made using, in part, the volatility averages of other public healthcare companies, since we have a limited history as a public company and our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2006 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%.
Impairment of Intangible Assets
     We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. We will continue to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenues less estimated costs. Since we have not recognized significant revenues to date, our estimates of future revenues may not be realized and the net realizable value of our capitalized costs of intellectual property may become impaired. In December 2005, we recorded an impairment charge of $272,000 to write off the capitalized costs of intellectual property relating to an acquired patent for a treatment method for opiate addiction that we have determined would not likely be utilized in our current business plan. We recorded no impairment charges in 2006.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 effective January 1, 2007. We are currently evaluating the effect of this new pronouncement.
     In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements.
     In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have chosen an early adoption of this guidance effective for the fourth quarter of 2006 without a material impact to our consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. We are assessing the impact of adopting SFAS 159 and currently do not believe the adoption will have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At December 31, 2006, our investment portfolio consisted primarily of auction rate securities, which are reported on the consolidated balance sheets as marketable securities at par value, which also equals market value, as the rate on such securities resets generally every 7, 28 or 35 days. The weighted average interest rate of marketable securities held at December 31, 2006 was 5.3%.
     Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our auction rate securities because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during 2006, the amount of interest income earned from our investment portfolio in 2006 would have decreased by an estimated amount of $333,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Our consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
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

Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (GAAP).
     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Our internal control over financial reporting is supported by written policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective.
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
     BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006. A copy of this report is included at page F-3 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
     Not applicable.

PART III
     The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to stockholders in connection with the registrant’s 2006 annual meeting of stockholders.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1),(2) Financial Statements
          The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.
(a)(3) Exhibits
          The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003(1)

3.2	By-Laws of Hythiam, Inc., a Delaware corporation(1)

4.1	Specimen Common Stock Certificate(3)

10.1*	2003 Stock Incentive Plan(1)

10.2*	Employment Agreement of Terren S. Peizer(3)

10.3*	Employment Agreement of Richard A. Anderson(3)

10.4*	Employment Agreement of Anthony LaMacchia(3)

10.5*	Employment Agreement of Chuck Timpe(3)

10.6*	Management and Support Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc. (3)

10.7*	Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates(3)

10.8*	First Amendment to Consulting Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc.

10.9*	First Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc.

10.10*	Second Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc.

10.11*	Employment Agreement of Christopher Hassan

14.1	Code of Conduct and Ethics(2)

14.2	Code of Ethics for CEO and Senior Financial Officers(2)

21.1	Subsidiaries of the Company

23.1	Consent of Independent Registered Public Accounting Firm — BDO Seidman, LLP

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.

(2)	Incorporated by reference to exhibit of the same number to the registrant’s annual report on Form 10-K for the year ended December 31, 2003.

(3)	Incorporated by reference to exhibit of the same number to the registrant’s annual report on Form 10-K for the year ended December 31, 2005.

*	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: March 15, 2007	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

POWER OF ATTORNEY
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date
/s/ TERREN S. PEIZER	Chairman of the Board of Directors and Chief
Terren S. Peizer	Executive Officer (Principal Executive Officer)	March 15, 2007

/s/ CHUCK TIMPE	Chief Financial Officer (Principal Financial Officer)	March 15, 2007
Chuck Timpe

/s/ MAURICE HEBERT	Corporate Controller (Principal Accounting Officer)	March 15, 2007
Maurice Hebert

/s/ RICHARD A. ANDERSON	Director and Senior Executive Vice President	March 15, 2007
Richard A. Anderson

/s/ ANTHONY M. LAMACCHIA	Director and Senior Executive Vice President	March 15, 2007
Anthony M. LaMacchia

/s/ LESLIE F. BELL	Director	March 15, 2007
Leslie F. Bell

/s/ HERVÉ DE KERGROHEN	Director	March 15, 2007
Hervé de Kergrohen

/s/ IVAN M. LIEBERBURG	Director	March 15, 2007
Ivan M. Lieberburg

/s/ MARC G. CUMMINS	Director	March 15, 2007
Marc G. Cummins

/s/ ANDREA GRUBB BARTHWELL	Director	March 15, 2007
Andrea Grubb Barthwell

HYTHIAM, INC. AND SUBSIDIARIES
Index to Financial Statements and Financial Statement Schedules
Financial Statement Schedules
          All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hythiam, Inc.
Los Angeles, California
We have audited the accompanying consolidated balance sheets of Hythiam, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Hythiam, Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As more fully described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2007 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
Los Angeles, California
March 14, 2007

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hythiam, Inc.
Los Angeles, California
We have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A of the accompanying Annual Report on Form 10-K, that Hythiam, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 14, 2007 expressed an unqualified opinion on those consolidated financial statements.
/s/ BDO Seidman, LLP
Los Angeles, California
March 14, 2007

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In thousands, except share data)

	December 31,
	2006	2005
ASSETS

Current assets
Cash and cash equivalents	$5,701	$3,417
Marketable securities, at fair value	37,746	43,583
Restricted cash	82	44
Receivables, net	637	249
Prepaids and other current assets	383	427

Total current assets	44,549	47,720
Long-term assets
Property and equipment, net	3,711	3,498
Intellectual property, net	3,397	2,733
Deposits and other assets	548	511

Total Assets	$52,205	$54,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$6,114	$2,652
Accrued compensation and benefits	2,786	1,285
Other accrued liabilities	551	364

Total current liabilities	9,451	4,301
Long-term liabilities
Deferred rent	498	422
Capital lease obligations	183	—
Other long-term liabilities	44	—

Total Liabilities	10,176	4,723
Commitments and contingencies (note 10)
Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 43,917,000 and 39,504,000 shares issued and 43,557,000 and 39,144,000 shares outstanding at December 31, 2006 and December 31, 2005, respectively	4	4
Additional paid-in-capital	119,764	89,176
Accumulated deficit	(77,739)	(39,441)

Total Stockholders’ Equity	42,029	49,739

Total Liabilities and Stockholders’ Equity	$52,205	$54,462

See accompanying notes to consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005 and 2004
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues	$3,906	$1,164	$192
Operating expenses
Cost of services	818	134	17
General and administrative expenses
Salaries and benefits	16,212	9,204	5,117
Other expenses	22,468	13,173	6,156
Research and development	3,053	2,646	177
Depreciation and amortization	1,281	879	670

Total operating expenses	43,832	26,036	12,137
Loss from operations	(39,926)	(24,872)	(11,945)
Interest income	1,630	834	171

Loss before provision for income taxes	(38,296)	(24,038)	(11,774)
Provision for income taxes	2	—	1

Net loss	$(38,298)	$(24,038)	$(11,775)

Net loss per share — basic and diluted	$(0.96)	$(0.77)	$(0.47)

Weighted average number of shares oustanding — basic and diluted	39,715	31,173	24,877

See accompanying notes to consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004

			Additional
(In thousands)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2003	24,607	$3	$24,113	$(3,628)	$20,488

Common stock, options and warrants issued for outside services	17	—	1,351	—	1,351
Common stock issued in private placement offering, net of expenses	5,017	—	21,349	—	21,349
Common stock issued for intellectual property acquired	83	—	354	—	354
Exercise of warrants	27	—	67	—	67
Net loss	—	—	—	(11,775)	(11,775)

Balance at December 31, 2004	29,751	3	47,234	(15,403)	31,834

Common stock, options and warrants issued for outside services	23	—	1,501	—	1,501
Exercise of options and warrants	170	—	265	—	265
Common stock issued in public offering, net of expenses	9,200	1	40,176	—	40,177
Net loss	—	—	—	(24,038)	(24,038)

Balance at December 31, 2005	39,144	4	89,176	(39,441)	49,739

Common stock issued for intellectual property and outside services	157	—	1,064	—	1,064
Options and warrants issued for employee and outside services	—	—	3,462	—	3,462
Exercise of options and warrants	683	—	1,690	—	1,690
Common stock issued in private placement offering, net of expenses	3,573	—	24,372	—	24,372
Net loss	—	—	—	(38,298)	(38,298)

Balance at December 31, 2006	43,557	$4	$119,764	$(77,739)	$42,029

See accompanying notes to consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2006, 2005 and 2004

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Operating activities
Net loss	$(38,298)	$(24,038)	$(11,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,281	879	670
Deferred rent	134	124	(17)
Provision for doubtful accounts	281	25	10
Share-based compensation	3,691	1,701	1,172
Lease incentives granted	68	30	301
Asset impairment	—	272	—
Loss on disposition of fixed assets	—	64	—
Changes in current assets and liabilities:
Receivables	(737)	(136)	(24)
Prepaids and other current assets	141	(181)	(20)
Accounts payable	3,462	2,043	(650)
Accrued compensation and benefits	1,501	459	508
Other accrued liabilities	45	(31)	(122)

Net cash used in operating activities	(28,431)	(18,789)	(9,947)
Investing activities
Purchase of marketable securities	(47,813)	(80,704)	(31,914)
Proceeds from sales and maturities of marketable securities	53,650	60,600	21,631
Restricted cash	(38)	(44)	—
Purchases of property and equipment	(957)	(1,803)	(506)
Intellectual property costs	(143)	(139)	(126)
Deposits and other assets	(37)	(146)	2

Net cash provided by (used in) investing activities	4,662	(22,236)	(10,913)
Financing activities
Net proceeds from sale of common stock	24,372	40,177	21,349
Exercises of stock options and warrants	1,690	265	67
Capital lease obligations	(9)	—	—

Net cash provided by financing activities	26,053	40,442	21,416

Net increase (decrease) in cash and cash equivalents	2,284	(583)	556
Cash and cash equivalents at beginning of period	3,417	4,000	3,444

Cash and cash equivalents at end of period	$5,701	$3,417	$4,000

Supplemental disclosure of cash paid
Income taxes	$2	$—	$2

Supplemental disclosure of non-cash activity
Common stock issued for intellectual property	$738	$—	$354
Common stock, options and warrants issued for outside services	97	—	199
Property and equipment aquired through capital leases and other financing	320	—	—
See accompanying notes to consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
Note 1. Summary of Significant Accounting Policies
Description of Business
          Hythiam, Inc. (referred to herein as the company, we, us and our) is a healthcare services management company focused on delivering solutions for those suffering from alcoholism and other substance dependencies. We research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment protocols. Our PROMETA treatment protocols, which integrate behavioral, nutritional, and medical components, are available through licensed treatment providers.
          We currently operate in one reportable segment focused on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment protocols, including PROMETA Centers that are licensed and/or managed by us. Substantially, all of our licensing and service-related revenues and assets are earned or located within the United States.
Basis of Consolidation and Presentation
          Our consolidated financial statements include the accounts of the company and our wholly-owned subsidiaries and the accounts of The PROMETA Center, Inc., a California professional corporation. Based on the provisions of a management services agreement between us and the PROMETA Center, we have determined that the PROMETA Center is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center. See further discussion below in “Variable Interest Entities” and Note 2 — Management Services Agreement.
          All intercompany transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2005 and 2004 have been reclassified to conform to the presentation for the year ended December 31, 2006.
Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates related to expense accruals, accounts receivable allowances, patient continuing care reserves, the useful life of depreciable assets, the evaluation of asset impairment and shared-based compensation. Actual results could differ from those estimates.
Revenue Recognition
          Our revenues to date have been derived from licensing our treatment protocols and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from patient revenues generated by the PROMETA Center. We determine revenues earned based on the terms of these contracts, which determination requires the use of judgment, including the assessment of the collectibility of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following commencement of the patient’s initial treatment using our protocol. For revenue recognition purposes, we treat the protocol licensing and related administrative services as one unit of accounting. We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each patient’s treatment, which for the significant majority of our license agreements to date is in the period in which the patient’s medically directed and supervised treatment has commenced, and, in other cases, is at the time the medical treatment has been completed.

          The revenues of the PROMETA Center, which we include in our consolidated financial statements, are derived from charging fees directly to patients for treatments using the PROMETA protocols. Revenues from patients treated at the PROMETA Center, which were approximately $1.1 million and 29% of our revenue in 2006, are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the protocols. Revenues relating to the continuing care portion of the treatment are deferred and recorded over the period that the continuing care services are provided.
          No other licensee accounted for over 10% of our revenues in 2006, whereas in 2005 three of our licensees each accounted for over 10% of our revenues, representing 25%, 20% and 18% of our revenues. One licensee accounted for 93% of our revenues in 2004.
Basic and Diluted Loss per Share
          Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.
          Common equivalent shares, consisting of approximately 7,222,000, 6,901,000 and 6,379,000 of incremental common shares as of December 31, 2006, 2005 and 2004, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.
Share-Based Compensation
          Under the Hythiam 2003 Stock Incentive Plan (the Plan), we grant incentive stock options and non-qualified stock options to officers, employees, members of our board of directors and certain outside consultants. We grant all such share-based compensation awards at the fair market value of our stock on the date of grant.
Stock Options — Employees and Directors
          On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values at the date of grant using an option-pricing model. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” (SFAS No. 123) for awards granted to employees and directors and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Prior to the adoption of SFAS 123R, we accounted for shared-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under APB 25, we recognized no share-based compensation expense in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant. Under the provisions of SFAS 123R, share based compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro-forma information required under SFAS No. 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.
          We adopted SFAS 123R using the modified prospective method, and in accordance with that method, our consolidated financial statements for 2006 include compensation expense related to the unvested portion of share-based payment awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123. Prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for 2006 was $2.3 million, which impacted our basic and diluted loss per share by $0.06.
          Had we determined compensation cost based on the fair value at the grant date for such stock options under SFAS 123 for the years ended December 31, 2005 and 2004, the pro forma effect on net loss and net loss per share would have been as follows:

	2005	2004
Net loss as reported	$(24,038,000)	$(11,775,000)
Add: Stock-based compensation expense	20,000	—
Less: Stock-based expense determined under fair value based method	(901,000)	(463,000)

Pro forma net loss	$(24,919,000)	$(12,238,000)

Net loss per share:
As reported — basic and diluted	$(0.77)	$(0.47)
Pro forma — basic and diluted	$(0.80)	$(0.49)
          The estimated weighted average fair values of options granted during 2006, 2005 and 2004 were $3.95, $4.08 and $2.60 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2006		2005		2004
Expected volatility	66%		58%		61%
Risk-free interest rate	4.72%		4.18%		4.24%
Weighted average expected lives	6.1	years	10	years	10	years
Expected dividend yield	0%		0%		0%
          The expected volatility assumption for 2006 was based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees, which amounted to 8.8% in 2006.
          We have elected to adopt the detailed method prescribed in SFAS 123R for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of SFAS 123R.
Stock Options and Warrants — Non-employees
          We account for the issuance of stock options and warrants for services from non-employees in accordance with SFAS 123 by estimating the fair value of stock options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, the weighted average information for risk-free interest, expected life of the option or warrant, expected volatility of our stock and expected dividends.
          For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force Issue (EITF) No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

     Share-based expense relating to stock options and warrants granted to non-employees was $1.2 million, $1.6 million and $1.1 million for 2006, 2005 and 2004, respectively.
Cash and Cash Equivalents
     We invest available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities. Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.
     Restricted cash represents deposits secured as collateral for a bank credit card program.
Marketable Securities
     Investments, including auction rate securities and certificates of deposit, with maturity dates greater than three months when purchased and which have readily determined fair values are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Auction rate securities are recorded at cost, which equals fair market value, as the rate on such securities generally resets every 7, 28 or 35 days. Our marketable securities at December 31 consisted of the following investments with the following maturities:

	Fair Market	Less than		5-10	More than
	Value	1 Year	1-5 Years	Years	10 Years
December 31, 2006
Variable auction rate taxable municipal securities	$37,412,000	$—	$—	$—	$37,412,000
Certificates of deposits	334,000	334,000

	$37,746,000	$334,000	$—	$—	$37,412,000

December 31, 2005
Variable auction rate taxable municipal securities	$43,241,000	$—	$—	$—	$43,241,000
Certificates of deposits	342,000	342,000	—	—	—

	$43,583,000	$342,000	$—	$—	$43,241,000

The cost of the above securities approximated fair market value at December 31.
Fair Value of Financial Instruments and Concentration of Credit Risk
     The carrying amounts reported in the balance sheet for cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. At December 31, 2006, all of our cash equivalents and marketable securities were invested in highly liquid, high grade auction rate securities and certificates of deposit. At December 31, 2006, no single investment represented more than 6% of the investment portfolio.
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

Variable Interest Entities
     An entity is subject to FIN 46R and is called a Variable Interest Entity (VIE) if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses, or a majority of the expected residual returns of the VIE, or both. As discussed in Note 2 — Management Services Agreement, we have a management services agreement with the PROMETA Center, in which we agree to provide and perform all non-medical management and administrative services for the medical group. We also agreed to provide a working capital loan to the PROMETA Center up to a maximum of $2.5 million to allow for the medical group to pay for its obligations. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the shareholder or other third party. Based on the provisions of these agreements, we have determined that the PROMETA Center is a VIE, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center.
Intellectual Property and Other Intangibles
     Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to protocols for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. These assets are stated at cost and are being amortized on a straight-line basis, since the pattern in which the economic benefits of the intangible assets are realized cannot be precisely determined, over the remaining life of the respective patents, or patent applications, which range from twelve to twenty years.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, equipment and intellectual property subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value. In December 2005, we recorded an impairment charge of $272,000 in other expense to write off the capitalized costs of intellectual property relating to an acquired patent for a treatment method for opiate addiction that we have determined would not likely be utilized in our current business plan. No impairment was identified in our review at December 31, 2006.
Capital Leases
     Assets held under capital leases include furniture and computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. All lease agreements contain bargain purchase options at termination of the lease.
Cost of Services
     Cost of services represent direct costs that are incurred in connection with licensing our treatment protocols and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with or vary directly with, the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized, for a significant majority of our agreements, in the period in which patient treatment commences, and in other cases, at the time treatment has been completed. Such costs include royalties paid for the use of the PROMETA treatment protocol for patients treated by licensees and the PROMETA Center, and labor costs, continuing care expense, medical supplies and protocol medications for patients treated at the PROMETA Center.

Advertising Costs
     Costs incurred for advertising, including production costs, are generally expensed when incurred or expensed on a straight-line basis over the periods that advertisements are run. Our advertising costs were approximately $3.3 million and $1.1 million in 2006 and 2005, respectively. We had no direct advertising costs in 2004.
Foreign Currency
     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The local currency is the functional currency. Foreign currency transaction gains of approximately $20,000 and $21,000 for the years ended December 31, 2006 and 2005, respectively, are primarily related to intercompany receivables and payables for which settlement is planned in the foreseeable future, and are included in the consolidated statements of operations. There were no foreign currency transaction gains or losses in 2004. There were no foreign currency translation adjustments recorded to other comprehensive income.
Income Taxes
     We account for income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount of assets and liabilities and the amounts that are reported in the tax return. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.
Comprehensive Income
  Comprehensive income generally represents all changes in stockholders’ equity (deficit) during the period except those resulting from investments by, or distributions to, stockholders. We have no other comprehensive income or loss items and accordingly, our net loss equals comprehensive loss.
Recent Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the accounting for, and the reporting of, a change in accounting principle. The statement also defines and requires retrospective application of a change in accounting principle to prior periods’ financial statements unless impracticable. If retrospective application is impracticable, the new accounting principle must be applied to the asset and liability balances as of the beginning of the earliest period practicable and a corresponding adjustment to the opening balance of retained earnings for the same period, rather than being reported in the income statement. Additionally, SFAS 154 addresses a change in accounting for estimates affected by a change in accounting principle and redefines restatement as a revision to reflect the correction of an error. Our adoption of SFAS 154 on January 1, 2006 did not have a material effect on our consolidated financial statements.
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 effective January 1, 2007. We are currently evaluating the effect of this new pronouncement.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Topic 1N — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (SAB 108) which provides guidance on quantifying prior year errors for the purpose of evaluating materiality on current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted this statement in the fourth quarter of 2006 without a material impact to our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements.
     In November 2006, the FASB issued Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We have chosen an early adoption of this guidance effective for the fourth quarter of 2006 without a material impact to our consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). SFAS 159 provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. We are assessing the impact of adopting SFAS 159 and currently do not believe the adoption will have a material impact on our consolidated financial statements.
Note 2. Management Services Agreement
     In November 2005, we executed a management services agreement with David E. Smith, M.D. Medical Group, Inc., a California professional corporation, d.b.a. The PROMETA Center, Inc. The term of the agreement was initially for one year, and it is continuing on a month-to-month basis thereafter, unless terminated for cause.
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

     We provide medical office space to the medical group located in Santa Monica, California, and, effective November 15, 2006, in San Francisco, California on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The medical group pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs, including all start-up expense, will be amortized over a five year period), (b) 10% of the foregoing costs, and (c) any performance bonus amount, as determined by the medical group in its sole discretion. The medical group’s payment of our fee is subordinate to payment of the medical group’s obligations, including physician fees and medical group employee compensation.
     We also agreed to provide a credit facility to the PROMETA Center to be available as a working capital loan up to a maximum of $2,500,000 (as amended in November 2006), with interest at the Prime Rate plus 2%, to allow for the medical group to pay for its obligations, pursuant to a revolving credit note. Funds are advanced pursuant to the terms of the management services agreement described above. The note is due on demand, or upon termination of the management services agreement.
     Based on the provisions of these agreements, we have determined that the PROMETA Center is a VIE, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center as discussed in Note 1 — Summary of Significant Accounting Policies, under “Variable Interest Entities.”
Note 3. Receivables
     Receivables consisted of the following as of December 31:

	2006	2005
License fees receivable	$659,000	$168,000
Patient fees receivable	49,000	—
Tenant improvement allowance (1)	224,000	68,000
Other receivables	5,000	32,000

Total Receivables	937,000	268,000
Less-allowance for doubtful accounts	(300,000)	(19,000)

Total Receivables, net	$637,000	$249,000

(1)	Amounts receivable from landlord upon completion of lease build-out of new office space.
     We use the specific identification method for recording the provision for doubtful accounts, which was $281,000, $25,000 and $10,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Accounts written off against the allowance for doubtful accounts totaled $16,000 and $11,000 for the years ended December 31, 2005 and 2004, respectively. There were no accounts written off against the allowance for doubtful accounts during the year ended December 31, 2006.
Note 4. Property and Equipment
     Depreciation and amortization of property and equipment are provided using the straight-line method over two to seven years. Leasehold improvements are amortized over the term of the lease. Construction in progress is not depreciated until the related asset is completed and placed into service.

     Property and equipment consisted of the following as of December 31:

	2006	2005
Furniture and equipment	$2,968,000	$2,154,000
Leasehold improvements	2,967,000	2,516,000

Total Cost	5,935,000	4,670,000
Less-accumulated depreciation	(2,224,000)	(1,172,000)

Property and Equipment, net	$3,711,000	$3,498,000

     Depreciation expense was $1.1 million, $665,000 and $499,000 for the years ended December 31, 2006, 2005 and 2004, respectively.
Note 5. Intellectual Property
     Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to protocols for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. The assets are stated at cost, net of accumulated amortization and are being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from twelve to twenty years. The total cost of intellectual property assets, before accumulated amortization, was $3,988,000 and $3,107,000 as of December 31, 2006 and 2005, respectively.
PROMETA Protocols
     In March 2003, we entered into a Technology Purchase and License Agreement (Technology Agreement) with Tratamientos Avanzados de la Adicción S.L., a Spanish corporation (Tavad), to acquire, on an exclusive basis, all of the rights, title and interest to use and or sell the products and services and license the intellectual property owned by Tavad with respect to a method for the treatment of alcohol and cocaine dependence, known as the PROMETA protocols, on a worldwide basis except in Spain (as amended in September 2003). We have granted Tavad a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement. As consideration for the intellectual property acquired, we issued to Tavad approximately 836,000 shares of our common stock in September 2003 at a fair market value of $2.50 per share, plus warrants to purchase approximately 532,000 shares of our common stock at an exercise price of $2.50 per share, valued at approximately $192,000. Warrants for 160,000 shares are exercisable at any time through September 29, 2008, and the remaining warrants for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.
     In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) of gross revenues from the PROMETA protocols using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $192,000, $71,000 and $18,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are reflected in cost of services expense in the consolidated statements of operations as revenues are recognized.
     In October 2004, the Technology Agreement was amended (Amendment) to expand the definition of “Processes,” limited to alcohol and cocaine in the original agreement dated March 2003, to also include crack cocaine and methamphetamine treatment processes, and the term “Intellectual Property” was expanded to include all improvements through September 14, 2004. As consideration for the Amendment, we paid $75,000 and issued 83,221 shares of our common stock, valued at $354,000.
     Under the Technology Agreement, we are obligated to allocate each year a minimum of 50% of the funds we expend on sales, marketing, research and development to such activities relating to the use of the intellectual property acquired. If we do not expend at least the requisite percentage on such activities, the Tavad has the right to have the intellectual property revert to Tavad. We may terminate Tavad’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1.0 million. In 2004, 2005 and 2006 we met our obligations with respect to this requirement.
     The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets have been reflected in long-term assets as intellectual property. Amortization is being recorded on a straight-line basis over the remaining 16.5 year life of the pending patents, commencing July 1, 2003.
     In May 2006, we issued 105,000 shares of our common stock valued at $738,000 to Tavad as initial consideration for a further amendment to the Technology Agreement. The amendment expands the definition of “Processes” to include additional indications for the use of the PROMETA protocol. The amendment requires us to issue 35,000 shares for each indication for which we file a patent application claim, plus an additional 50,000 shares for each indication for which we derive revenues in the future.
Patent for Opiate Addiction Treatment
     In August 2003, we acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva Capital, LLC, a company owned and controlled by our chief executive officer and substantial shareholder, through a foreclosure sale in satisfaction of debt owed to Reserva by a medical technology development company. We paid approximately $314,000 in cash and agreed to issue 360,000 shares of our common stock to the technology development company at a future date conditional upon the occurrence of certain events, including a full release of claims by all of the technology development company’s creditors. As of December 31, 2006, such contingencies had not been satisfied, and we have not recorded any value for the shares that may be issued as additional consideration.
     In December 2005, we evaluated our potential use of this patent and determined that it would not likely be utilized in our current business plan. Accordingly, we recorded an impairment charge of $272,000 in 2005 to write off the remaining capitalized costs of intellectual property relating to this patent. If and when it becomes probable that we will release all or a portion of the 360,000 contingent shares, which are currently subject to a stock pledge agreement, the fair market value of the shares released will be recorded as an additional non-cash impairment charge. Based on our closing stock price of $9.24 per share on December 31, 2006, the fair market value of the 360,000 contingent shares was approximately $3.3 million.
Treatment for Nicotine Dependence
     In June 2005, we and a wholly-owned foreign subsidiary entered into an asset purchase agreement with Dr. Jacob Hiller to obtain the worldwide rights to his trade secret protocols for the treatment of nicotine and other dependencies, in exchange for a percentage of future net profits from exploitation of the protocols. We have engaged Dr. Hiller as a consultant to explore opportunities in Europe to open treatment clinics for the treatment of dependencies using these protocols.
Amortization
     Amortization expense for intellectual property was $217,000, $214,000 and $171,000 for the years ended December 31, 2006, 2005 and 2004, respectively and is estimated to be $223,000 for each of the next five years. The accumulated amortization as of December 31, 2006 and 2005 was $591,000 and $374,000, respectively.
Note 6. Income Taxes
     As of December 31, 2006, we had net federal operating loss carry-forwards and state operating loss carry forwards of approximately $63.7 and $61.6 million, respectively. The net federal operating loss carry forwards expire between 2023 and 2026, and net state operating loss carry forwards expire between 2013 and 2016. Foreign net operating loss carry-forwards were approximately $3.3 million, of which $2.4 million will expire in seven years, $11,000 will expire in ten years, and $898,000 will carry forward indefinitely.

     The primary components of temporary differences which give rise to our net deferred tax are as follows:

	2006	2005
Deferred tax assets:
Federal, state & foreign net operating losses	$25,454,000	$13,281,000
Stock-based compensation	2,810,000	1,283,000
Accrued liabilities	481,000	425,000
Other temporary differences	1,212,000	248,000
Valuation allowance	(29,957,000)	(15,237,000)

	$—	$—

     We have provided a valuation allowance to fully offset our net deferred tax assets, in accordance with SFAS 109, because of our continued net losses, and management assessment of the realizability of our net deferred tax assets as being less than the more-likely-than-not criteria set forth in SFAS 109. Furthermore, certain portions of our net operating loss carry-forwards were acquired, and therefore subject to further limitation set forth under the Federal tax code which could further limit our ability to realize our deferred tax assets and provides that if there is a change in control for tax purposes the use of the net operating loss carry-forwards is limited per year.
     A reconciliation between the statutory federal income tax rate and the effective income tax rate is as follows for the years ended December 31:

	2006	2005	2004
Federal statutory rate	-34.0%	-34.0%	-34.0%
State taxes	-4.9%	-5.3%	-6.0%
Other	0.5%	-1.5%	0.0%
Change in valuation allowance	38.4%	40.8%	40.0%

	0.0%	0.0%	0.0%

Note 7. Capital Lease Obligations
     We lease certain furniture and computer equipment under agreements entered into during the fourth quarter of 2006 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in the Consolidated Balance Sheets in property and equipment and was $236,000 at December 31, 2006. Accumulated amortization of the leased equipment at December 31, 2006 was approximately $10,000. Amortization of assets under capital leases is included in depreciation expense.
     The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments, as of December 31, 2006, are as follows (in thousands):

Amount
Year Ending December 31,
2007	$67
2008	68
2009	65
2010	50
2011	42

Total minimum lease payments	$292
Less: Amount representing interest	(65)

Total capital lease obligations	227
Less: Current maturities of capital lease obligations	(44)

Long-term capital lease obligations	$183

Note 8. Equity Financings
     In December 2004, we issued 5,017,331 shares of common stock at a price of $4.50 per share in a private placement offering for a total of $22.6 million in proceeds from private investors, including two members of our board of directors who invested a total of $1.2 million. We paid $1.2 million in fees to placement agents in connection with the transaction.
     In November 2005, we completed an underwritten public equity offering of 9,200,000 shares at a price of $4.75 per share for a total of $43.7 million in proceeds. We paid $3.1 million in fees to the underwriters in connection with the transaction.
     In December 2006, we issued 3,573,258 shares of common stock at a price of $7.30 per share in a private placement offering for a total of $26.1 million in proceeds. At December 31, 2006, approximately $1.8 million in fees to placement agents and other transaction costs were owed in connection with the transaction.
Note 9. Share-based Compensation
     The Hythiam, Inc. 2003 Stock Incentive Plan (the Plan), as amended, provides for the issuance of up to 7 million shares of our common stock. Incentive stock options and non-qualified options are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. At December 31, 2006, we had 6,305,000 stock options outstanding (vested and unvested) and 423,000 shares reserved for future awards.
Stock Options — Employees and Directors
     During the 2006, 2005 and 2004, we granted options to employees and directors for 1,657,000, 1,317,000 and 1,404,000 shares, respectively, to employees and directors at the weighted average per share exercise prices of $6.27, $6.49 and $4.24, respectively, the fair market value of our common stock on the dates of grants. The estimated fair value of options granted to employees and directors during 2006, 2005 and 2004 was $6.6 million, $5.4 million and $3.6 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 “Share-based Compensation”. Stock option activity under the Plan for the three years ended December 31, 2006 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2003	3,195,000	$2.58

2004
Granted	1,404,000	4.24
Exercised	—	—
Cancelled	(542,000)	3.69

Balance, December 31, 2004	4,057,000	$3.01

2005
Granted	1,317,000	$6.49
Exercised	(54,000)	3.29
Cancelled	(422,000)	4.88

Balance, December 31, 2005	4,898,000	$3.78

2006
Granted	1,657,000	$6.27
Exercised	(80,000)	3.75
Cancelled	(647,000)	5.34

Balance, December 31, 2006	5,828,000	$4.32

     The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2006 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise Prices	Shares	Life (yrs)	Price	Shares	Price
$2.50 to $3.50	3,098,000	6.8	$2.61	1,917,000	$2.61
$3.51 to $4.50	144,000	7.8	4.25	70,000	4.25
$4.51 to $5.50	571,000	9.6	4.77	—	—
$5.51 to $6.50	1,017,000	7.9	5.90	187,000	5.72
$6.51 to $7.50	540,000	7.9	7.32	129,000	7.39
$7.51 to $8.50	434,000	9.9	7.89	116,000	7.89
$8.51 to $9.50	24,000	9.3	8.56	—	—

	5,828,000			2,419,000

     At December 31, 2005 and 2004, the number of options exercisable were 1,430,000 and 729,000, respectively, at weighted-average exercise prices of $2.87 and $2.66, respectively.
     As a result of adopting SFAS 123R on January 1, 2006, share-based expense relating to stock options granted to employees and directors was $2.3 million for the year.
     As of December 31, 2006, there was $8.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.2 years.

Stock Options and Warrants — Non-employees
     In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our board of directors. During 2006, 2005 and 2004, we granted options and warrants for 368,000, 110,000 and 370,000 shares, respectively.
     Stock option and warrant activity for non-employee grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2003	1,979,000	$2.52

2004
Granted	370,000	5.05
Exercised	(27,000)	2.50
Cancelled	—	—

Balance, December 31, 2004	2,322,000	$2.92

2005
Granted	110,000	$5.32
Exercised	(116,000)	2.50
Cancelled	(314,000)	2.50

Balance, December 31, 2005	2,002,000	$3.15

2006
Granted	368,000	$4.96
Exercised	(603,000)	2.53
Cancelled	(372,000)	3.78

Balance, December 31, 2006	1,395,000	$3.72

     Stock options and warrants granted to non-employees outstanding at December 31, 2006 are summarized as follows:

		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Description	Shares	Life (yrs)	Price
Warrants issued for intellectual property	532,000	5.2	$2.50
Warrants issued in connection with equity offering	111,000	2.7	2.89
Options and warrants issued to consultants	752,000	2.7	4.71

	1,395,000	3.7	$3.72

     Share-based expense relating to stock options and warrants granted to non-employees amounted to $1.2 million, $1.6 million and $1.1 million for 2006, 2005 and 2004, respectively. At December 31, 2006, unvested options and warrants had an estimated value of approximately $1.3 million, using the Black-Scholes pricing model.
Common Stock
     During 2006, 2005 and 2004, we issued 51,000, 23,000 and 17,000 shares of common stock, respectively, for consulting services, valued at $326,000, $134,000 and $86,000, respectively. These costs are amortized to share-based expense on a straight-line basis over the related service periods generally ranging from six months to one year. Share-based expense relating to all common stock issued for consulting services was $229,000, $134,000 and $86,000 for 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan
     In June 2006, we adopted a qualified employee stock purchase plan (Stock Purchase Plan), approved by our board of directors and shareholders, which provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted bi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary. The initial offering period for the Stock Purchase Plan commenced on September 1, 2006, and ended on January 1, 2007. Payroll deductions related to the stock purchase plan were not material in 2006.
Note 10. Commitments and Contingencies
Operating Lease Commitments
     We incurred rent expense of approximately $911,000, $646,000 and $378,000, for the years ended December 31, 2006, 2005 and 2004, respectively. In September 2003, we signed a lease agreement for our corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease is seven years beginning on the lease commencement date, December 15, 2003, and includes a right to extend the lease for an additional five years. In April, 2005 we amended the lease to expand our corporate office facilities at an additional base rent of approximately $11,000 per month, subject to annual adjustment over the remaining initial six-year term. As a condition to signing the original lease, we secured a $350,000 letter of credit for the landlord as a form of security deposit. The letter of credit is collateralized by a certificate of deposit in the amount of $350,000, which is included in deposits and other assets in the consolidated balance sheets as of December 31, 2006.
     In April 2005 we entered into a five year lease for approximately 5,400 square feet of medical office space at an initial base rent of approximately $19,000 per month commencing in August 2005. The space is occupied by The PROMETA Center under a full business service management agreement. As a condition to signing the lease, we secured a $90,000 letter of credit for the landlord as a form of security deposit. The letter of credit is collateralized by a certificate of deposit in the amount of $90,000, which is included in deposits and other assets in the consolidated balance sheet as of December 31, 2006.
     In August 2006, we entered into a 62 month lease for approximately 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007. The space is occupied by the PROMETA Center under an amendment to our management service agreement.
     In November 2006, we entered into a 5 year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (US$3,325 using the December 31, 2006 conversion rate).
     Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Unamortized landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet.
Clinical Research Commitments
     In 2005 and 2006, we committed to a number of unrestricted grants for clinical research studies by preeminent researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of our PROMETA protocols in treating alcohol and stimulant dependence. As of December 31, 2006, we have approximately $5.9 million committed to such clinical research studies, with approximately $5.2 million to be paid in 2007 and the remaining balance of $700,000 to be paid in 2008.

Legal Proceedings
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the December 31, 2006, we were not involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
Note 11. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a member of our Board of Directors, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. In 2006 and 2005, we paid or accrued approximately $189,000 and $83,000, respectively, in fees to the consulting firm.
     There were no other material related party transactions in 2006, 2005 or 2004.
Note 12. Subsequent Events
Acquisition of Woodcliff and Controlling Interest in CompCare
     On January 11, 2007, we entered into a letter of intent with Woodcliff Healthcare Investment Partners, LLC (Woodcliff) and its members to acquire all of its outstanding membership interests in exchange for $9 million in cash and 215,053 shares of our common stock to be registered for resale. On January 12, 2007, we then entered into a Limited Liability Company Membership Interest Purchase Agreement containing customary terms and conditions, including representations, warranties and indemnities, and closed the acquisition.
     Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of Comprehensive Care Corporation, a Delaware corporation (CompCare), the conversion of which would result in Woodcliff owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by Woodcliff, gives us voting control over CompCare. The purchase price was equal to $667.27 per share of preferred stock and $0.80 per share of common stock of CompCare owned by Woodcliff.
     On January 18, 2007, we entered into an Agreement and Plan of Merger, and on January 26, 2007 we entered into an amended and restated Agreement and Plan of Merger, with CompCare, pursuant to which we would acquire the remaining outstanding shares of CompCare. The merger agreement provides that the parties may terminate the agreement by mutual written consent at any time prior to consummation of the merger, whether before or after stockholder approval. Litigation to enjoin the merger is currently pending, and it is unclear at this time whether the merger will proceed or if the merger agreement will be terminated by the parties.
     CompCare, primarily through its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities. CompCare’s services are provided primarily by unrelated vendors on a subcontract basis. CompCare is currently a licensee of our PROMETA protocols to treat patients managed by CompCare.
     The Woodcliff acquisition will be accounted for as a purchase. As a result of our acquisition of Woodcliff, we control CompCare and will consolidate its results of operations starting on January 12, 2007.
Acquisition Financing
     On January 17, 2007, in connection with the acquisition, we entered into a Securities Purchase Agreement pursuant to which we agreed to issue and sell to Highbridge International LLC (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and matures on

January 15, 2010. The warrants have a term of five years, and are exercisable at $12.01 per share, or 120% of the $10.01 closing price on January 16, 2007. The exercise price of the warrant will be reduced if we sell or are deemed to have sold shares at a lower price, and will be proportionately adjusted for stock splits or dividends.
     In connection with the financing, we entered into a Security Agreement granting Highbridge a first-priority perfected security interest in all of our assets now owned or thereafter acquired. We also entered into a Pledge Agreement with Highbridge, as collateral agent, pursuant to which we will deliver equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise deal with the pledged collateral.
Note 13. Interim Financial Information (Unaudited)
     Summarized quarterly supplemental financial information is as follows:

	Quarter Ended				Total
	March	June	September	December	Year
	(In thousands, except per share amounts)
Year Ended December, 31, 2006
Revenues	$653	$1,172	$1,071	$1,010	$3,906
Loss from operations	(9,204)	(9,394)	(10,212)	(11,116)	(39,926)
Net loss	(8,728)	(8,962)	(9,829)	(10,779)	(38,298)
Basic and diluted loss per share	(0.22)	(0.23)	(0.25)	(0.27)	(0.96)

Year Ended December, 31, 2005
Revenues	$203	$230	$361	$370	$1,164
Loss from operations	(4,480)	(4,866)	(6,756)	(8,770)	(24,872)
Net loss	(4,319)	(4,692)	(6,604)	(8,423)	(24,038)
Basic and diluted loss per share	(0.15)	(0.16)	(0.22)	(0.24)	(0.77)