Form 10-Q
period 2007-03-31
HYTHIAM INC
filed 2007-05-09
CIK 1136174

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐ No ☑
As of May 8, 2007, there were 44,476,939 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (unaudited)

(In thousands, except share data)	March 31,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$14,376	$5,701
Marketable securities, at fair value	25,943	37,746
Restricted cash	125	82
Receivables, net	983	637
Prepaids and other current assets	1,595	383

Total current assets	43,022	44,549
Long-term assets
Property and equipment, less accumulated depreciation of $2,449 and $2,224, respectively	4,566	3,711
Goodwill	10,799	—
Intangible assets, less accumulated amortization of $831 and $591, respectively	5,312	3,397
Deposits and other assets	891	548

Total Assets	$64,590	$52,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,307	$9,451
Accrued claims payable	5,821	—
Accrued reinsurance claims payable	2,526	—
Income taxes payable	59	—

Total current liabilities	16,713	9,451
Long-term liabilities
Long-term debt	10,766	—
Capital lease obligations	425	183
Deferred rent and other long-term liabilities	561	542

Total Liabilities	28,465	10,176
Commitments and contingencies
Stockholders’ equity
Preferred stock, $ .0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 44,481,000 and 43,917,000 shares issued and 44,121,000 and 43,557,000 shares outstanding at March 31, 2007 and December 31, 2006, respectively	5	4
Additional paid-in-capital	124,603	119,764
Accumulated deficit	(88,483)	(77,739)

Total Stockholders’ Equity	36,125	42,029

Total Liabilities and Stockholders’ Equity	$64,590	$52,205

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2007	2006
Revenues
Behavioral health managed care services	$7,606	$—
Healthcare services	1,251	653

Total revenues	8,857	653

Operating Expenses
Behavioral health managed care expenses	7,153	—
Cost of healthcare services	336	167
General and adminstrative expenses	10,582	8,526
Research and development	1,011	850
Depreciation and amortization	547	314

Total operating expenses	19,629	9,857

Loss from operations	(10,772)	(9,204)

Interest income	512	476
Interest expense	(473)	—

Loss before provision for income taxes	(10,733)	(8,728)
Provision for income taxes	10	—

Net loss	$(10,743)	$(8,728)

Net loss per share — basic and diluted	$(0.25)	$(0.22)

Weighted average number of shares outstanding - basic and diluted	43,841	39,196

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31,
(In thousands)	2007	2006

Operating activities
Net loss	$(10,743)	$(8,728)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	547	314
Amortization of debt discount and issance cost, included in interest expense	204	—
Deferred rent	93	(29)
Share-based compensation expense	491	1,097
Changes in current assets and liabilities, net of business acquired:
Receivables	669	(34)
Prepaids and other current assets	(555)	(409)
Accrued claims payable	3,222	—
Accounts payable	(2,460)	141

Net cash used in operating activities	(8,532)	(7,648)

Investing activities
Purchases of marketable securities	(23,590)	(13,304)
Proceeds from sales and maturities of marketable securities	35,393	22,459
Cash paid related to acquisition of a business, net of cash acquired	(4,760)	—
Restricted cash	(42)	(31)
Purchases of property and equipment	(439)	(189)
Deposits and other assets	134	11
Cost of intellectual property	(20)	(5)

Net cash provided by investing activities	6,676	8,941

Financing activities
Cost related to issuance of common stock	(230)	—
Cost related to issuance of debt and warrants	(302)	—
Proceeds from issuance of long term debt	10,000
Capital lease obligations	(44)	—
Exercises of stock options and warrants	1,107	154

Net cash provided by financing activities	10,531	154

Net increase in cash and cash equivalents	8,675	1,447
Cash and cash equivalents at beginning of period	5,701	3,417

Cash and cash equivalents at end of period	$14,376	$4,864

Supplemental disclosure of cash paid
Interest	$17	$—
Income taxes	4	—

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$111	$123
Property and equipment aquired through capital leases and other financing	182	—
Common stock issued for acquisition of Woodcliff Healthcare Investment Partners, LLC	2,084	—
See accompanying notes to condensed consolidated financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1. Basis of Consolidation and Presentation
     The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2006 balance sheet has been derived.
     Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, Comprehensive Care Corporation (CompCare), and the accounts of The PROMETA Center, Inc., a California professional corporation (collectively referred to herein as we, us or “our unless otherwise stated).
     On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in Woodcliff owning approximately 50.25% and 50.05% of the outstanding shares of CompCare based on shares outstanding as of January 12, 2007 and March 31, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by Woodcliff, gives us voting control over CompCare. We began consolidating CompCare’s accounts beginning on January 13, 2007. See further discussion in Note 3 - “Acquisition of Woodcliff and Controlling Interest in CompCare”.
     Based on the provisions of a management services agreement with the PROMETA Center, we have determined that it is a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenues and expenses of the PROMETA Center.
     All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three months ended March 31, 2006 have been reclassified to conform to the presentation for the three months ended March 31, 2007.
Note 2. Summary of Significant Accounting Policies
     As discussed above, we began consolidating the accounts of CompCare beginning on January 13, 2007. The disclosures in this footnote as more fully set forth in our Annual Report on Form 10-K have been expanded to include a description of the accounting policies related to the CompCare accounts that are included in our consolidated financial statements as result of this acquisition.
Revenue Recognition
     Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of revenue, or $7.4 million, for the period January 13 through March 31, 2007. The remaining balance of CompCare’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.
Managed Care Expense Recognition
     Managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR). See “Accrued Claims Payable” for a discussion of claims incurred but not yet reported. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. CompCare then determines whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of its employees. If all of these requirements are met, the claim is entered into CompCare’s claims system for payment.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for claims IBNR to CompCare. The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, management believes that the unpaid claims liability of $5.8 million as of March 31, 2007 is adequate.
Premium Deficiencies
     Losses are accrued under capitated managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The loss accrual analysis is performed on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and estimates of future cost increases.
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data. Although historically CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in CompCare’s favor. If a rate increase is not granted, CompCare has the ability to terminate the contract as described above and limit its risk to a short-term period.
     On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the period January 13 through March 31, 2007, CompCare identified one contract that was not meeting its financial goals and entered into negotiations to obtain a rate increase from the client. A rate increase was obtained and will take effect on May 1, 2007. Annual revenues from the contract are approximately $1.2 million. At March 31, 2007, CompCare believes no contract loss reserve for future periods is necessary for this contract.
Basic and Diluted Loss per Share
     In accordance with Statement of Financial Accounting Standards (SFAS) 128, “Computation of Earnings Per Share,” basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.
     Common equivalent shares, consisting of 7,467,000 and 7,122,000 of incremental common shares as of March 31, 2007 and 2006, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation
     The Hythiam, Inc. 2003 Stock Incentive Plan (the Plan), as amended, provides for the issuance of up to 7 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. At March 31, 2007, we had 6,309,000 stock options outstanding (vested and unvested) and 691,000 shares reserved for future awards.
     Stock Options — Employees and Directors
     On January 1, 2006, we adopted SFAS 123 (Revised 2004), “Share-Based Payment”(SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123R, we accounted for shared-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
     We adopted SFAS 123R using the modified prospective method, which requires the application of the new accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for the three months ended March 31, 2007 and 2006 was $567,000 and $464,000, respectively, which impacted our basic and diluted loss per share by $.01 for both periods.
     Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     During the three months ended March 31, 2007 and 2006, Hythiam granted options for 332,000 and 596,000 shares, respectively, at the weighted average per share exercise price of $8.29 and $6.44, respectively, the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.
     Employee and director stock option activity for the three months ended March 31, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	5,828,000	$4.32

Granted	332,000	8.29
Exercised	(324,000)	3.38
Cancelled	(19,500)	7.59

Balance, March 31, 2007	5,816,500	$4.59

     The estimated fair value of options granted to employees and directors during the three months ended March 31, 2007 and 2006 was $1.8 million and $2.3 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions.

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	66%	58%
Risk-free interest rate	4.57%	4.46%
Weighted average expected lives in years	6.5	6.5
Expected dividend yield	0%	0%
     The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2007 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
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
     As of March 31, 2007, there was $9.3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.
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
     During the three months ended March 31, 2007 and 2006, we granted options and warrants for 15,000 and 60,000 shares, respectively, to non-employees at weighted average prices of $8.00 and $6.42 respectively. For the three months ended March 31, 2007, the share-based expense (benefit) relating to stock options and warrants granted to non-employees was ($148,000) compared to $610,000 for the three months ended March 31, 2006.

     Non-employee stock option and warrant activity for the current quarter ended March 31, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	1,395,000	$3.72

Granted	15,000	8.00
Exercised	(5,572)	3.77
Cancelled	(3,428)	7.00

Balance, March 31, 2007	1,401,000	$3.76

     Common Stock
     During the three months ended March 31, 2007 and 2006, we issued 14,000 and 12,000 shares of common stock, respectively, for consulting services, valued at $111,000 and $71,000, respectively. These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. Share-based expense relating to all common stock issued for consulting services was $52,000 and $24,000 for the three months ended March 31, 2007 and 2006, respectively.
     Stock Options — CompCare Employees, Directors and Consultants
     CompCare’s 1995 Incentive Plan and the 2002 Incentive Plan (collectively, the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the Plan. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare plans. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for NSOs may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. As of March 31, 2007, under the 2002 Plan, there were 520,000 options available for grant and there were 440,000 options outstanding and exercisable. Additionally, as of March 31, 2007, under the 1995 Plan, there were 485,375 options outstanding and exercisable. The 1995 Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.
     CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the common stock’s fair market value as of the date of grant. Prior to amendment on February 14, 2006, the CompCare Directors’ Plan awarded initial grants vesting in 25% increments beginning on the first anniversary of the date of grant, and annual grants vesting 100% as of the first annual meeting of stockholders following the date of grant, provided the individual remained a director as of those dates. Subsequent to amendment, outside directors receive an initial grant upon joining the CompCare board and annual grants at each annual meeting of stockholders beginning with the 2006 CompCare annual meeting, each vesting in 20% increments beginning on the first anniversary of the date of grant, provided the director continues to serve on the CompCare board on those dates. As further amended on February 14, 2006, with CompCare’s board and stockholder approval, the maximum number of shares authorized for issuance under the CompCare Directors’ Plan was increased from 250,000 to 1,000,000, and non-employee directors serving as of the amendment date were granted a one-time award of 25,000 options. As of March 31, 2007, under the CompCare Directors’ Plan, there were 778,336 shares available for option grants and there were 123,332 options outstanding, of which 80,832 options were exercisable.
     CompCare has adopted SFAS No. 123(R), “Share-Based Payment” using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date.

     CompCare stock option activity for the period January 13 through March 31, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, January 13, 2007	1,166,207	$1.36
Granted	—	—
Exercised	(37,500)	0.51
Cancelled	(80,000)	1.80

Balance, March 31, 2007	1,048,707	$1.35

     No stock options were granted to CompCare board of director members or employees during the period January 13 through March 31, 2007. A total of 37,500 options were exercised during the period January 13 through March 31, 2007, which had a total intrinsic value of $13,000. During the period January 13 through March 31, 2007, 80,000 stock options granted to certain CompCare board of director members and employees were cancelled due to the recipients’ resignation from the CompCare board of directors or CompCare.
     At March 31, 2007, there was approximately $55,000 of total unrecognized compensation cost related to non-vested options, which is expected to be recognized over a weighted-average period of 3.9 years.
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. See further discussion in Note 3 — “Acquisition of Woodcliff and Controlling Interest In CompCare”. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”(SFAS 142), goodwill is not amortized, but instead is subject to impairment tests.
     The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
		Health
	Corporate	Managed Care	Total
Balance as of January 1, 2007	$—	$—	$—
Goodwill — CompCare acquisition (Note 3)	10,306,000	493,000	10,799,000

Balance as of March 31, 2007	$10,306,000	$493,000	$10,799,000

     Identified intangible assets acquired as part of the CompCare acquisition include the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the National Council on Quality Association (NCQA). Such assets will be amortized on a straight-line basis over their estimated remaining lives, which approximates the rate at which we believe the economic benefits of these assets will be realized.
     As of March 31, 2007, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross Carrying	Accumulated		Amortization
	Amount	Amortization	Net Balance	Period (in years)
Intellectual property	$4,007,000	$(649,000)	$3,358,000	12 to 20
Managed care contracts (Note 3)	1,536,000	(112,000)	1,424,000	3-7
Provider networks, NCQA (Note 3)	600,000	(70,000)	530,000	2-3

	$6,143,000	$(831,000)	$5,312,000

     In accordance with SFAS 142, we performed an impairment test on intellectual property as of December 31, 2006 for our healthcare services reporting unit and also re-evaluated the useful lives of the intellectual property intangible assets. Goodwill will be tested for impairment as of December 31, 2007. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.
     Estimated amortization expense for intangible assets for the current year and each of the next four years ending December 31, is as follows:

2007	$746
2008	914
2009	829
2010	266
2011	259
Minority Interest
     Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed in Note 3, we acquired a majority controlling interest in CompCare as part of the Woodcliff acquisition, and Woodcliff has the ability to control 50.05% of CompCare’s common stock as of March 31, 2007 from its ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). Our ownership percentage as of March 31, 2007 has decreased from the 50.25% as of the date of the Woodcliff acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 49.95% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition of Woodcliff, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The unrecorded minority stockholders’ interest in net loss amounted to $189,000 during the period January 13 through March 31, 2007. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.
Recent Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective on January 1, 2007 with no impact to our financial statements.
     In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements.
     In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We chose an early adoption of this guidance effective for the fourth quarter of 2006 without a material impact to our consolidated financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. We are assessing the impact of adopting SFAS 159 and do not believe the adoption will have a material impact on our consolidated financial statements.
Note 3. Acquisition of Woodcliff and Controlling Interest in CompCare
     On January 12, 2007, we acquired all of the outstanding membership interests of Woodcliff in exchange for $9 million in cash and 215,053 shares of our common stock. The purchase price was equal to $667.27 per share of preferred stock and $0.80 per share of common stock of CompCare owned by Woodcliff. Woodcliff had no other assets or liabilities at the date of the acquisition. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in Woodcliff owning approximately 50.25% and 50.05% of the outstanding shares of common stock of CompCare based on shares outstanding at January 12, 2007 and March 31, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by Woodcliff, gives us voting control over CompCare. The acquisition was accounted for as a purchase, and we began consolidating CompCare’s results of operations starting on January 13, 2007. Woodcliff has dividend and liquidation preferences, anti-dilution protection, and the right to appoint a majority of the board of directors of CompCare. In addition, CompCare is required to obtain Woodcliff’s consent for a sale or merger involving a material portion of CompCare’s assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. The remaining ownership interest in CompCare will be accounted for as minority interest.
     CompCare, primarily through its wholly-owned subsidiary, Comprehensive Behavioral Care, Inc., provides managed care services in the behavioral health and psychiatric fields. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities. CompCare’s services are provided primarily by unrelated vendors on a subcontract basis. Since February 2006, we have had a marketing agreement with CompCare under which CompCare has the right to offer our protocols as part of a disease management offering to its customers and other mutually agreed parties on an exclusive basis.. We believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment protocols by managed care treatment providers and to provide access to an infrastructure for our disease management product offerings.
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

     In accordance with SFAS 141, the Woodcliff purchase price was allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill. Goodwill related to this acquisition is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized, but instead is subject to impairment tests. Identified intangibles with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 2 — Summary of Significant Accounting Policies, under “Goodwill and Other Intangibles”).
     The primary source of funds for the Woodcliff acquisition was a $10 million senior secured note and warrant sold and issued to Highbridge International LLC (see Note 4 — Long Term Debt).
     The following table presents the allocation of the total acquisition cost, which includes the purchase price and related acquisition expenses, to the assets acquired and liabilities assumed:

At January 12,
2007
Cash and cash equivalents	$4,304,000
Other current assets	1,840,000
Property and equipment	389,000
Goodwill	10,847,000
Intangible assets	2,136,000
Other non-current assets	237,000

Total assets	$19,753,000

Accounts payable and accrued liabilities	$(1,285,000)
Accrued claims payable	(2,599,000)
Accrued reinsurance claims payable	(2,526,000)
Long-term debt	(1,978,000)
Other liabilities	(217,000)

Total liabilities	$(8,605,000)

Total acquisition cost	$11,148,000

     The allocation of the total acquisition cost is based on preliminary data and could change when final valuation information is obtained.
     Goodwill and intangible assets were assigned to our corporate operations, and the remaining net assets acquired were assigned to our behavioral health managed care reportable segment.
     Assuming the acquisition had occurred January 1, 2006, revenues, net loss and net loss per share would have been $10.0 million, $11.2 million, and $0.26 for the three months ended March 31, 2007, and $5.8 million, $9.4 million and $0.24 for the three months ended March 31, 2006, respectively. This pro forma information does not purport to represent what our actual results of operations would have been if the acquisition had occurred as of the dates indicated or what results would be for any future periods.
Note 4. Long-Term Debt
     On January 17, 2007, in connection with the Woodcliff acquisition, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to 249,750 shares of our common stock (together, the Financing). Highbridge owns approximately 685,000 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The current interest rate in effect at March 31, 2007 was 10.75%. The note is redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and is redeemable at the option of Highbridge beginning on July 17, 2008.

     The warrant has a term of five years, and is exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. The exercise price of the warrant will be reduced and the number of shares will be adjusted if we sell or are deemed to have sold shares at a price below $12.01 per share, and will be proportionately adjusted for stock splits or dividends.
     In connection with the Financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets now owned or thereafter acquired. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we will deliver equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise deal with the pledged collateral. There are no material financial covenant provisions associated with this debt.
     Total funds received of $10,000,000 were allocated to the warrant and the senior secured note in the amounts of $1,380,000 and $8,620,000, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant is being treated as a discount to the note and is being amortized to interest expense over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note using the effective interest method. As of March 31, 2007, the unamortized discount on the senior secured notes is approximately $1,229,000. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which have been allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments, and are being deferred and amortized over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note.
     Long term debt also includes 7.5% convertible subordinated debentures of CompCare with a remaining principal balance of $2,244,000. As part of the purchase price allocation, an adjustment of $266,000 was made at the date of acquisition to reduce the carrying value of this debt to its estimated fair value. This adjustment is being treated as a discount and is being amortized over the remaining contractual maturity term of the note using the effective interest method.
     The following table shows the total principal amount, related interest rates and maturities of long-term debt. No principal payments on our debt are due within one year as of March 31, 2007:

Senior secured note due January, 2010, interest payable quarterly at prime plus 2.5%, net of $1,229,000 unamortized discount	$8,771,000
7.5% Convertible subordinated debentures due April, 2010, interest payable semi- annually, net of $249,000 unamortized discount (1)	1,995,000

Total Long-Term Debt	$10,766,000

(1)	At March 31, 2007, the debentures are convertible into 15,051 shares of CompCare common stock at a conversion price of $149.09 per share.
Note 5. Segment Information
     We conduct our operations through two business segments: healthcare services and behavioral health managed care services.
     Our healthcare services segment is focused on delivering solutions for those suffering from alcohol, cocaine and methamphetamines and other substance dependencies by researching, developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment protocols. Treatment with our PROMETA protocols, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our protocols. Also included in this segment are licensed and managed PROMETA Centers, which are medical practices that focus on offering treatment with the PROMETA protocols as well as treatments for other substance dependencies.
     Our healthcare services segment also comprises international and government sector operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The behavioral health managed care services segment is focused on providing managed care services in the behavioral health and psychiatric fields, and principally includes the operations of our majority-owned subsidiary,

CompCare, which was acquired on January 12, 2007. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities. We also plan to offer disease management programs for substance dependence built around our proprietary PROMETA® treatment protocols for alcoholism and dependence to stimulants as part of our behavioral health managed care services operations.
     We evaluate segment performance based on total assets, revenues and net operating income or loss. Investments, long-term debt, goodwill and other intangible assets acquired as part of the Woodcliff acquisition have not been allocated to operating segments and are included in ‘Corporate’, as shown in the table below. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the three months ended March 31, 2007.
     Summary financial information for our two reportable segments and Corporate is as follows:

	Three Months Ended
	March 31,
	2007	2006
Healthcare services
Revenues	$1,251,000	$653,000
Loss from operations	(10,243,000)	(9,204,000)
Loss before provision for income taxes	(10,243,000)	(9,204,000)
Assets *	9,816,000	7,902,000

Behavioral health managed care services (1)
Revenues	$7,606,000	$—
Loss from operations	(347,000)	—
Loss before provision for income taxes	(347,000)	—
Assets *	2,087,000	—

Corporate
Revenues	$—	$—
Loss from operations	(182,000)	—
Loss before provision for income taxes	(143,000)	476,000
Assets *	52,687,000	39,292,000

Consolidated operations
Revenues	$8,857,000	$653,000
Loss from operations	(10,772,000)	(9,204,000)
Loss before provision for income taxes	(10,733,000)	(8,728,000)
Total Assets *	64,590,000	47,194,000

*	Assets are reported as of March 31.

(1)	Results for this segments represent the period January 13 through March 31, 2007.
Note 6. Major Customers/Contracts
     For the period January 13 through March 31, 2007, 86% of revenue in our behavioral health managed care services segment (or 74% of consolidated revenues for the three months ended March 31, 2007) was concentrated in CompCare’s contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana HMO contract discussed below.

     CompCare experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO effective December 31, 2005. This HMO had been a customer since March 2001. This contract provided that CompCare, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. As of March 31, 2007 there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at March 31, 2007 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by CompCare within the prescribed amount of time, CompCare may not be required to make any further payments related to such claims. At March 31, 2007, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory limits have not expired relating to such claims.
     In January 2007, CompCare began providing behavioral health services to approximately 275,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $3.2 million or 42% of behavioral health managed care services revenues for the period January 13 through March 31, 2007 (or 36% of consolidated revenues for the three months March 31, 2007), and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
     Revenues under contracts to provide behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland, Pennsylvania, and Texas accounted for $732,000 or 10% of behavioral managed care services revenue for the period January 13, 2007 to March 31, 2007 (or 8% of consolidated revenue for the three months ended March 31, 2007). The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms.
     The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 7. Common Stock
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
     In June 2006, we established a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of March 31, 2007, there were 5,491 shares of our common stock issued pursuant to the ESPP.
Note 8. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the three months ended March 31, 2007 and 2006, we paid or accrued $36,000 and $27,000, respectively.
     In February 2006, CompCare’s principal operating subsidiary, Comprehensive Behavioral Care (CBC) entered into an agreement with us whereby CBC would have the exclusive right to market our substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CBC will pay us license and service fees for each enrollee who is treated. On January 12, 2007, we acquired a controlling interest in CompCare. As of March 31, 2007 there had been no material transactions resulting from this agreement.

Note 9. Commitments and Contingencies
     On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam. The change in membership interest of Woodcliff resulted in the resignation of three existing CompCare board members, and the appointment of three new board members. The transaction may constitute a “change of ownership” of CompCare and may enable CompCare’s chief executive officer to elect to terminate, at her sole discretion, her employment at any time within one year following the change in control, which would entitle her to be paid a severance benefit totaling $410,000 plus a $25,000 performance bonus.
     In connection with a new behavioral managed care contract with an Indiana HMO, CompCare is required to maintain a performance bond in the amount of $1,000,000.
     Related to CompCare’s hospital operations, which were discontinued in 1999, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The fiscal 1999 cost report, the final year that CompCare was required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. Management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Hythiam, Inc., our wholly-owned subsidiaries, Comprehensive Care Corporation (CompCare), and The PROMETA Center, Inc. unless otherwise stated.
Forward-Looking Statements
     The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2007.
OVERVIEW
General
     Integrating both medical and psychosocial treatment modalities, we provide comprehensive behavioral health management services to health plans, employers, criminal justice, and government agencies. With a focus on using the latest medical and health technology towards improved outcomes and out-patient treatment, we manage all behavioral health disorders. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment protocols. We offer disease management programs for substance dependence built around our proprietary PROMETA® treatment protocols for alcoholism and dependence to cocaine and methamphetamines. The PROMETA treatment protocols, which integrate behavioral, nutritional, and medical components, are available through licensed treatment providers who have entered into licensing agreements with us for the use of our protocols. We also license or manage PROMETA Centers, medical practices that focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines.
CompCare Acquisition
     Effective January 12, 2007, we acquired a 50.25% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP. Our consolidated financial statements include the business and operations of CompCare subsequent to this date.
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
Segment Reporting
     We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment protocols, including PROMETA Centers that are licensed and/or managed by us. Our behavioral health managed care services segment currently represents the operations of CompCare and focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields. Substantially all of our revenues and assets are earned or located within the United States.
Operations
Healthcare Services
     Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA protocols, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the initial training and start-up services associated with new licensing agreements, plus fees for the licensed technology and related services generally on a per patient basis. As of March 31, 2007, we had 73 licensed commercial sites throughout the United States, 30 of which were treating patients in the first quarter of 2007. During the current quarter, we continued to increase our market penetration by entering into license agreements for twelve new sites, an increase of 20% and 115% over the licensed sites at December 31, 2006 and March 31, 2006, respectively.
     We launched a new nationwide team of field personnel in early 2007 to increase the awareness and benefits of PROMETA among physicians and other healthcare professionals specializing in the treatment of substance dependence, and we believe that the number of patients treated by our licensees will increase over time as a result of these efforts.
     PROMETA Centers
     In December 2005, we entered into a business service management agreement with The PROMETA Center, Inc., a professional corporation owned by David E. Smith, M.D., in which we manage the business components of the medical practice at PROMETA Centers in Santa Monica and San Francisco California and license the PROMETA protocols and use of the name in exchange for management and licensing fees. The practice has a focus on offering treatment with the PROMETA protocols for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The Santa Monica PROMETA Center opened in December 2005 and the San Francisco PROMETA Center opened in January 2007. The financial results of these two PROMETA Centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In addition, we have entered into a licensing and administrative services agreement with the Canterbury Institute, LLC (Canterbury), which manages a PROMETA Center medical practice opened in New Jersey in January 2007, and plans to manage a second center to be opened in Southern Florida in the second quarter of 2007. As part of the agreement, we will receive a 10% share of Canterbury’s profits in each Canterbury licensed center, in addition to fees for licensing and administrative services. Revenues from the PROMETA Centers accounted for approximately 40% of our consolidated healthcare service revenues for the three months ended March 31, 2007.
     Research and Development
     To date, we have spent approximately $7 million related to research and development, including $1.0 million in the three months ended March 31, 2007, in funding for unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence. We plan to spend and additional $5.2 million for the remainder of 2007, and approximately $500,000 in 2008 for unrestricted research grants and commercial pilots.
     Pilot Programs
     Pilot programs have been commenced by drug court systems, state programs and managed care organizations to evaluate the outcomes and cost effectiveness of treatment with the PROMETA protocols. To date we have announced three agreements with insurance companies to conduct commercial pilot evaluations of PROMETA. In addition, we have a pipeline of additional managed care companies with whom we are currently discussing pilot programs and adoption of PROMETA.

     Generally under managed care pilots, approximately fifty patients will receive treatment with the PROMETA protocols for alcoholism or dependence to stimulants. Outcomes are measured at ninety days following treatment, with additional follow-up extending through six months. In order to conduct these pilots we work with healthcare providers that are currently part of the insurer’s network.
     The method, manner and timing of pilot programs may change and develop over time, based on initial results from the particular program, other pilots, and research studies. For example, the Gary, Indiana City Drug Court concluded its pilot early and moved for adoption when the results overwhelmingly surpassed their historical success rates. In addition, pilot sponsors are subject to reorganizations, shifts in personnel and resources, and changes in priorities, focus and strategy from time to time. We generally do not provide updates on status after a pilot is initially announced.
     International
     We have limited operations in Europe, and our international operations to date have not yet been significant.
Behavioral Health Managed Care Services
     Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay us a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services. Approximately $7.6 million, or 96.1%, of CompCare’s revenues for the period January 13 — March 31, 2007 were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
     Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 275,000 Medicaid recipients in Indiana. This contract is anticipated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of CompCare’s anticipated annual revenues of between $35 million and $36 million.
     Seasonality of Business
     Historically, CompCare’s managed care plans have experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August. Such variations in member utilization impact the costs of care during these months, generally having a negative impact on gross margins and operating profits during the former period, and a positive impact on gross margins and operating profits during the latter period. Member utilization costs have been higher than expected during the period January 13 through March 31, 2007, and CompCare is attempting to address the high utilization costs incurred through rate increases with certain clients. The managed care plans may continue to experience increased utilization costs in subsequent quarters.
     Concentration of Risk
     For the period January 13 through March 31, 2007, 86% of behavioral health managed care services revenue (or 74% of our consolidated revenues for the three months ended March 31, 2007) was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana Medicaid HMO contract, which represented approximately 42% of behavioral health managed care services revenue for the period January 13 through March 31, 2007 (or 36% of our consolidated revenues for the three months ended March 31, 2007). The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have an adverse impact on the financial condition of CompCare.
How We Measure Our Results
     Our healthcare services revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA protocols, and from patient service revenues related to our licensing and management services agreement with the PROMETA Center. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by the PROMETA Center generate higher average revenues per patient than our other licensed sites due to consolidation of its gross patient revenues in our financial statements. Key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA protocols. Additionally, our financial results will depend on our ability to expand the adoption of PROMETA among government and other third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.
     For behavioral health managed care services, our largest expense is the cost of behavioral health managed care services that we provide, which is based primarily on our arrangements with healthcare providers. Since we are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, our profitability depends on our ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums we receive under capitation arrangements. Providing services on a capitation basis exposes us to the risk that our contracts may ultimately be unprofitable if we are unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Estimates.”
     We currently depend upon a relatively small number of customers for a significant percentage of our behavioral health managed care operating revenues. A significant reduction in sales to any of our large customers or a customer exerting significant pricing and margin pressures on us would have a material adverse effect on our results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our results of operations or financial condition (see Note 6 — “Major Customers/Contracts”).

RESULTS OF OPERATIONS
Table of Summary Consolidated Financial Information
     The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three months ended March 31, 2007 and 2006:

	Three Months Ended
(In thousands)	March 31,
	2007	2006
Revenues
Behavioral health managed care services	$7,606	$—
Healthcare services	1,251	653

Total revenues	8,857	653

Operating Expenses
Behavioral health managed care expenses	7,153	—
Cost of healthcare services	336	167
General and administrative expenses	10,582	8,526
Research and development	1,011	850
Depreciation and amortization	547	314

Total operating expenses	19,629	9,857

Loss from operations	(10,772)	(9,204)

Interest income	512	476
Interest expense	(473)	—

Loss before provision for income taxes	$(10,733)	$(8,728)

Summary of Consolidated Operating Results
     For the three months ended March 31, 2007, the loss before provision for income taxes amounted to $10.7 million compared to a net loss of $8.7 million for the same period in 2006. We acquired a majority controlling interest in CompCare, resulting from our acquisition of Woodcliff Healthcare Investment Partners, LLC on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. Approximately $378,000 of the net loss for the three months ended March 31, 2007 is attributable to CompCare’s operations.
     Excluding the impact of CompCare, revenues increased by $598,000, or 92%, and total operating expenses increased $1.4 million, or 14%, during the quarter compared to the same period in 2006. We incurred approximately $402,000 of interest expense associated with the acquisition-related financing with Highbridge that consisted of the issuance of a $10 million senior secured note and warrants to purchase up to 249,750 shares of our common stock.

Reconciliation of Segment Results
     The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for three months ended March 31, 2007 and 2006:

	Three Months Ended
(In thousands)	March 31,
	2007	2006
Healthcare services	$(10,243)	$(9,204)
Behavioral health managed care services	(347)	—
Corporate	(182)	—

Loss from operations	(10,772)	(9,204)
Interest income	512	476
Interest expense	(473)	—

Loss before provision for income taxes	$(10,733)	$(8,728)

Healthcare Services
The following table summarizes the operating results for healthcare services for the three months ended March 31, 2007 and 2006:

	Three Months Ended
(In thousands, except patient treatment data)	March 31,
	2007	2006
Revenues
U.S. licensees	$620	$447
PROMETA Centers	502	206
Other revenues	129	—

Total revenues	1,251	653

Operating Expenses
Cost of healthcare services	336	167
General and administrative expenses
Salaries and benefits	5,500	3,796
Other expenses	4,314	4,730
Research and development	1,011	850
Depreciation and amortization	333	314

Total operating expenses	11,494	9,857

Loss from operations	$(10,243)	$(9,204)

PROMETA Patients treated
U.S. licensees	93	70
PROMETA Centers	55	26
Other	7	—

	155	96

Average revenue per patient treated(1)
U.S. licensees	$6,024	$6,049
PROMETA Centers	8,985	7,938
Other	2,500	—
Overall average	6,915	6,801

(1)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenues
     Revenues for the three months ended March 31, 2007 increased $598,000, or 92% compared to the three months ended March 31, 2006. The increase was primarily attributable to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Centers. The number of licensed sites that contributed to revenues increased to 30 in the quarter ending March 31, 2007 from 19 in the quarter ending March 31, 2006, including two new PROMETA Centers that were opened in San Francisco, CA and New Jersey in January 2007. The average revenue per patient treated at U.S licensed sites did not materially change in 2007 when compared to 2006. There were no significant changes in our licensing fees per patient charged to our licensees between the periods. The average revenue for patients treated at the PROMETA Centers, which is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements, increased by 15% in 2007 compared to 2006, primarily due to lower average discounts granted to patients. Other revenues in 2007 consisted of revenues from third-party payers and start-up international operations.
Operating Expenses
     Our total operating expenses increased by $1.6 million in the three months ended March 31, 2007 compared to the same period in 2006, as we launched our new sales field organization, expanded the number of licensees, strengthened and expanded our management and support teams, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.
     Cost of healthcare services consists of royalties we pay for the use of the PROMETA treatment protocol, and the PROMETA Center’s labor costs for its physician and nursing staff, continuing care expense, medical supplies and protocol medicine costs for patients treated at the PROMETA Centers. The increase in these costs primarily reflects the increase in revenues from the PROMETA Centers, including the new center opened in San Francisco in January 2007.
     General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including advertising, legal, audit, insurance, rent, travel and entertainment, investor relations, marketing, business development and other professional consulting costs. General and administrative expenses increased by $1.3 million, or 12%, during the three months ended March 31, 2007 when compared to the same period in 2006, due mainly to an increase in salaries and benefits expenses and support and occupancy costs, partially offset by reductions in certain costs related to outside services and advertising expenses. Salaries and benefits expenses increased by $1.7 million, or 45% in 2007 compared to 2006, due to the increase in personnel from 90 employees at March 31, 2006 to approximately 148 employees at March 31, 2007, as we have added managers and staff in the field to support our licensed sites, increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, increased by $625,000 in 2007 compared to 2006 due to the growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth. Costs related to outside services, such as consulting expense and non-cash charges related to the issuance of common stock, stock options and warrants for services received from non-employees decreased by $731,000 in 2007. Advertising expense declined by $344,000 in 2007, and was higher in 2006 because we incurred more spending in marketing and direct-to-consumer advertising in some of the major metropolitan services areas where we had established a market presence, and from costs incurred for a drug addiction awareness campaign for PROMETA in 2006.
     Research and development expense increased by $161,000, or 19%, in 2007 compared to 2006 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA protocols and the commencement of additional commercial pilot studies. We plan to spend approximately $5.2 million for the remainder of 2007 for such studies.

Behavioral Health Managed Care Services
     The following table summarizes the operating results for behavioral health managed care services for the three months ended March 31, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007. CompCare’s operating results for prior periods are not included in our consolidated financial statements.

For the
period Jan 13
through
March 31,
(Dollar amounts in thousands)	2007

Revenues
Capitated contracts	$7,397
Non-capitated contracts	209

Total revenues	7,606

Operating Expenses
Claims expense	5,991
Other behavioral health managed care services expense	1,161

Total healthcare operating expense	7,152

General and administrative expenses	769
Depreciation and amortization	32

Loss from operations	$(347)

Total membership	1,124,000
Medical Loss Ratio (1)	81%

(1)	Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.
Revenues
     Revenues for the period January 13 through March 31, 2007 include $3.2 million attributable to the new HMO client in Indiana with 275,000 Medicaid recipients. This contract started on January 1, 2007 and is estimated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of anticipated annual behavioral health managed care services revenues. The premiums for this agreement were based on actuarial assumptions on the level of utilization of benefits by members covered under this new managed care behavioral health program and have limited historical basis. The premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers that divert management resources and that may have an adverse impact on our financial statements.
Operating Expenses
     Claims expense as a percentage of capitated revenues amounted to 81% for the period January 13 through March 31, 2007, and includes the expected increased utilization of covered services by members during the initial months under the new contract with the Indiana HMO client. Providing services under a new contract for populations at risk that have not yet been managed previously necessitates the adjustment to an increased level of management and approval called for in the managed care agreements. It typically takes time and resources to facilitate the adjustment to the new environment by the providers and other participants in the system. As a result, it is anticipated that greater costs will be incurred at the beginning of this contract and lower costs in the future as the population becomes more accustomed to managed care. There was a high level of outpatient authorizations granted during the first month of the contract for transitional services to members that were currently receiving treatment or had previously received treatment prior to the start of the contract. In response, additional personnel were hired and more psychiatrist services were contracted for. In addition, to help better manage the care for new members seeking treatment, the amount of initial authorizations were reduced so that the needs of the members could be better evaluated. All of these measures have reduced authorizations granted in subsequent months. However, it is unknown at this time how many of the authorizations granted during the first month of the contract will ultimately be utilized by the members. Due to this uncertainty, CompCare has accrued as claims expense an amount equivalent to approximately 100% of the revenue that it has earned during the first three months of the contract.
     Other healthcare expenses, which are attributable to servicing both capitated and non-capitated contracts, were 15.3% of operating revenue.
     General and administrative expenses reflect approximately $209,000 in costs and expenses resulting from the acquisition and proposed merger between Hythiam and CompCare, and for legal services in defense against two class action lawsuits related to the proposed merger.
Corporate
     Corporate operations consists of $182,000 of amortization related to the fair value attributed to managed care contracts and other identified intangible assets acquired as part of the CompCare acquisition.
Interest Income
     Interest income increased from $476,000 in 2006 to $512,000 in 2007 due primarily to an increase in the weighted average interest rates between periods earned on marketable securities.
Interest Expense
     Interest expense primarily relates to the $10 million of senior secured notes issued on January 17, 2007 to finance the CompCare acquisition, and includes approximately $215,000 of interest accrued at a rate equal to prime plus 2.5% (currently 10.75%) and $188,000 in amortization of the $1.4 million discount resulting from the value allocated to the stock warrant issued with the debt. Additionally, $41,000 of interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare.
LIQUIDITY AND CAPITAL RESOURCES
     We have financed our operations, since inception, primarily through the sale of shares of our common stock in public and private placement stock offerings. The following table sets forth a summary of our equity offering proceeds, net of expenses, since our inception (in millions):

Date	Transaction Type	Amount
September 2003	Private Placement	$21.3
December 2004	Private Placement	21.3
November 2005	Public Offering	40.2
December 2006	Private Placement	24.4

		$107.2

     As of March 31, 2007, we had a balance of approximately $40.3 million in cash, cash equivalents and marketable securities, of which approximately $8.2 million is held by CompCare. We received $10 million in proceeds from the issuance of a secured note to finance the cash portion of our acquisition cost to acquire a controlling interest in CompCare, and we received an additional $1.1 million of proceeds from exercises of stock options and warrants during the three months ended March 31, 2007.
     Since we are a growing business, our prior operating costs are not necessarily representative of our expected future operating costs. As we continue to grow, we expect our monthly cash operating expenditures to increase in future periods. For the remainder of 2007, we anticipate that our cash operating expenditures will average approximately $3.4 million per month, excluding research and development costs and costs incurred by our newly consolidated subsidiary, CompCare, as discussed below. We plan to spend approximately $5.2 million for the remainder of 2007 and approximately $500,000 in 2008 for research and development studies and commercial pilots currently underway or planned this year.

     For the remainder of 2007, we expect our capital expenditures to be approximately $600,000, primarily for the purchase of computers and office equipment for an increase in staff and additional investments in the development of our information systems, excluding capital spending related to CompCare, as discussed below.
     Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.
     Based upon our current plans, including anticipated revenues and increased expenses of expanding our business into managed care and government-sponsored programs, we believe that our existing consolidated cash reserves totaling approximately $40.3 million as of March 31, 2007 will be sufficient to meet our operating expenses and capital requirements, including those of CompCare, until we achieve positive cash flows, which we believe will be within the next two years. Revenues may not increase as quickly as anticipated, and changes in our business strategy, technology development or marketing plans or other events affecting our operating plans and expenses may result in the expenditure of existing cash before we achieve positive cash flow. If this occurs, our ability to meet our cash obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand.
CompCare Acquisition and Financing
     In January 2007, we acquired all of the outstanding membership interests of Woodcliff Healthcare Investment Partners, LLC for $9 million in cash and 215,053 shares of our common stock. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in Woodcliff owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by Woodcliff, gives us voting control over CompCare. The preferred stock gives us significant rights, including:
•	the right to appoint the majority of CompCare’s board of directors

•	dividend and liquidation preferences, and

•	anti-dilution protection.
     In addition, without our consent, CompCare is prevented from engaging in any of the following transactions:
•	any sale or merger involving a material portion of assets or business

•	any single or series of related transactions in excess of $500,000, and

•	incurring any debt in excess of $200,000.
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
     The acquisition of Woodcliff and a majority controlling interest in CompCare is not expected to require any material amount of additional cash investment or expenditures in 2007 by us, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations. We expect positive net cash flow from the new managed care contracts that started in January 2007 and as a result, management believes that CompCare will generate positive cash flow from operations for 2007 and will have sufficient cash reserves to sustain current operations and to meet current obligations.
     The unpaid claims liability for managed care services is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $5.8 million claims payable amount reported as of March 31, 2007.
LEGAL PROCEEDINGS
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. Aside from the CompCare stockholder litigation discussed in Note 3 — “Acquisition of Woodcliff and Controlling Interest in CompCare,” as of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2007 (in thousands):

		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations	$16,055	$1,237	$12,490	$2,328	$—
Capital lease obligations	677	217	348	112	—
Operating lease obligations (1)	5,104	1,453	2,647	1,004	—
Contractual commitments for clinical studies	5,271	4,993	278	—	—

	$27,107	$7,900	$15,763	$3,444	$—

(1)	Operating lease commitments for our corporate office facilities and two PROMETA Centers, including deferred rent liability.
OFF BALANCE SHEET ARRANGEMENTS
     As of March 31, 2007, we had no off-balance sheet arrangements.
CRITICAL ACCOUNTING ESTIMATES
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably the estimate for claims incurred but not yet reported (“IBNR”). On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     We believe our accounting policies specific to behavioral health managed care services revenue recognition, accrued claims payable and claims expense for managed care services, managed care services premium deficiencies, the impairment assessments for goodwill and other intangible assets, and share-based compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 — “Summary of Significant Accounting Policies” to the unaudited, consolidated financial statements).
Managed Care Services Revenue Recognition
     We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs. Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Consequently, the vast majority of our revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.
     We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to our revenue have not been material.
Accrued Claims Payable and Claims Expense
     Managed care operating expenses are composed of claims expense and other healthcare expenses. Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. We contract with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of our employees. If all of these requirements are met, the claim is entered into our claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of reserves established for reported claims and IBNR, which are unpaid through the respective balance sheet dates. Our policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, we use an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.
     At March 31, 2007, we determined our best estimate of the accrued claims liability to be $5.8 million. Approximately $3.0 million of the $5.8 million accrued claims payable balance at March 31, 2007 is attributable to the new major HMO contract in Indiana that started January 1, 2007. As of March 31, 2007 we have accrued as claims expense approximately 100% of the revenue from this contract. Of this amount, 18% had been paid and 82% is included in the accrued claims payable balance at March 31, 2007. Due to limited historical claims payment data, we have estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.
     Accrued claims payable at March 31, 2007 comprises approximately $700,000 of submitted and approved claims, which had not yet been paid, and $5.1 million for IBNR claims.

     Many aspects of our managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:
•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Occurrence of catastrophes

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations
     A 5% increase in assumed healthcare cost trends from those used in our calculations of IBNR at March 31, 2007, could increase or decrease our claims expense by approximately $233,000.
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
     The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been made using volatility averages of other public healthcare companies, since we have a limited history as a public company and our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. For example, based on the 2007 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 effective on January 1, 2007 with no impact to our financial statements.
     In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements.

     In November 2006, the FASB issued FASB Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements”, which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured. Additionally, this guidance further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We chose an early adoption of this guidance effective for the fourth quarter of 2006 without a material impact to our financial statements.
     In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which provides that companies may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the “fair value option,” will enable some companies to reduce the variability in reported earnings caused by measuring related assets and liabilities differently. Companies may elect fair-value measurement when an eligible asset or liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that asset or liability. The election is irrevocable for every contract chosen to be measured at fair value and must be applied to an entire contract, not to only specified risks, specific cash flows, or portions of that contract. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Retrospective application is not allowed. Companies may adopt SFAS 159 as of the beginning of a fiscal year that begins on or before November 15, 2007 if the choice to adopt early is made after SFAS 159 has been issued and within 120 days of the beginning of the fiscal year of adoption and the entity has not issued GAAP financial statements for any interim period of the fiscal year that includes the early adoption date. Companies are permitted to elect fair-value measurement for any eligible item within SFAS 159’s scope at the date they initially adopt SFAS 159. The adjustment to reflect the difference between the fair value and the current carrying amount of the assets and liabilities for which a company elects fair-value measurement is reported as a cumulative-effect adjustment to the opening balance of retained earnings upon adoption. Companies that adopt SFAS 159 early must also adopt all of SFAS 157’s requirements at the early adoption date. We are assessing the impact of adopting SFAS 159 and do not believe the adoption will have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At March 31, 2007, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
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
Item 4. Controls and Procedures
     We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2006, filed on March 15, 2007, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In March 2007, we issued 13,840 shares of common stock to consultants providing investor relations services valued at $111,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
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
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	the anticipated results of clinical studies on our protocols, and the publication of those results in medical journals

•	plans to have our protocols approved for reimbursement by third-party payors

•	plans to license our protocols to more hospitals and healthcare providers

•	marketing plans to raise awareness of our PROMETA protocols

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes

•	our future operating results, capital needs, and ability to obtain financing

II-1

•	CompCare’s ability to estimate claims, predict utilization and manage its contracts
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

HYTHIAM, INC.
Date: May 9, 2007	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2007	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: May 9, 2007	By:	/S/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)

II-3