Form 10-Q
period 2007-06-30
HYTHIAM INC
filed 2007-08-09
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐     No ☑
As of August 7, 2007, there were 44,571,931 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share data)	June 30,	December 31,
	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$16,127	$5,701
Marketable securities, at fair value	12,970	37,746
Restricted cash	122	82
Receivables, net	1,813	637
Prepaids and other current assets	1,000	383

Total current assets	32,032	44,549
Long-term assets
Property and equipment, less accumulated depreciation of $2,754,000 and $2,224,000, respectively	4,363	3,711
Goodwill	10,799	—
Intangible assets, less accumulated amortization of $1,081,000 and $591,000, respectively	5,136	3,397
Deposits and other assets	795	548

Total Assets	$53,125	$52,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,539	$9,451
Accrued claims payable	5,183	—
Accrued reinsurance claims payable	2,526	—
Income taxes payable	47	—

Total current liabilities	16,295	9,451
Long-term liabilities
Long-term debt	11,035	—
Capital lease obligations	387	183
Deferred rent and other long-term liabilities	524	542

Total Liabilities	28,241	10,176
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 44,501,000 and 43,917,000 shares issued and 44,141,000 and 43,557,000 shares outstanding at June 30, 2007 and December 31, 2006, respectively	5	4
Additional paid-in-capital	125,614	119,764
Accumulated deficit	(100,735)	(77,739)

Total Stockholders’ Equity	24,884	42,029

Total Liabilities and Stockholders’ Equity	$53,125	$52,205

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Behavioral health managed care services	$9,159	$—	16,765	—
Healthcare services	2,181	1,172	3,432	1,825

Total revenues	11,340	1,172	20,197	1,825

Operating Expenses
Behavioral health managed care expenses	9,348	—	16,501	—
Cost of healthcare services	423	266	759	433
General and administrative expenses	12,250	9,531	22,832	18,057
Research and development	729	454	1,740	1,304
Depreciation and amortization	610	315	1,157	629

Total operating expenses	23,360	10,566	42,989	20,423

Loss from operations	(12,020)	(9,394)	(22,792)	(18,598)
Other non-operating income, net	29	—	29	—
Interest income	396	433	908	909
Interest expense	(641)	—	(1,114)	—

Loss before provision for income taxes	(12,236)	(8,961)	(22,969)	(17,689)
Provision for income taxes	16	1	26	1

Net loss	$(12,252)	$(8,962)	$(22,995)	$(17,690)

Net loss per share — basic and diluted	$(0.28)	$(0.23)	$(0.52)	$(0.45)

Weighted average number of shares outstanding — basic and diluted	44,126	39,458	43,984	39,328

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30,
(In thousands)	2007	2006
Operating activities
Net loss	$(22,995)	$(17,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,156	629
Amortization of debt discount and issuance cost, included in interest expense	517	—
Provision for doubtful accounts	68	48
Deferred rent	63	(121)
Share-based compensation expense	1,405	1,434
Changes in current assets and liabilities, net of business acquired:
Receivables	(350)	(316)
Prepaids and other current assets	26	(131)
Accrued claims payable	2,584	—
Accounts payable	(2,211)	1,612

Net cash used in operating activities	(19,737)	(14,535)

Investing activities
Purchases of marketable securities	(35,797)	(17,054)
Proceeds from sales and maturities of marketable securities	60,603	31,843
Cash paid related to acquisition of a business, net of cash acquired	(4,760)	—
Restricted cash	(39)	(51)
Purchases of property and equipment	(477)	(279)
Deposits and other assets	129	10
Cost of intellectual property	(93)	(110)

Net cash provided by investing activities	19,566	14,359

Financing activities
Cost related to issuance of common stock	(230)	—
Cost related to issuance of debt and warrants	(302)	—
Proceeds from issuance of long term debt	10,000	—
Capital lease obligations	(79)	—
Exercises of stock options and warrants	1,208	810

Net cash provided by financing activities	10,597	810

Net increase in cash and cash equivalents	10,426	634
Cash and cash equivalents at beginning of period	5,701	3,417

Cash and cash equivalents at end of period	$16,127	$4,051

Supplemental disclosure of cash paid
Interest	$376	$—
Income taxes	32	—

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$111	$320
Property and equipment aquired through capital leases and other financing	192	—
Common stock issued for acquistion of Woodcliff Healthcare Investment Partners, LLC	2,084	—
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
     Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, Comprehensive Care Corporation (CompCare), and the accounts of The PROMETA Center, Inc., a California professional corporation.
     On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC, which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 50.25% and 50.05% of the outstanding shares of CompCare based on shares outstanding as of January 12, 2007 and June 30, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We began consolidating CompCare’s accounts on January 13, 2007. See further discussion in Note 3 — “Acquisition of Woodcliff and Controlling Interest in CompCare”.
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
     All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2006 have been reclassified to conform to the presentation for the three and six months ended June 30, 2007.
Note 2. Summary of Significant Accounting Policies
     As discussed above, we began consolidating the accounts of CompCare on January 13, 2007. The disclosures in this footnote as more fully set forth in our Annual Report on Form 10-K have been expanded to include a description of the accounting policies related to the CompCare accounts that are included in our consolidated financial statements as result of this acquisition.
Revenue Recognition
     Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of revenue, or $8.8 million and $16.2 million, respectively, for the three months ended June 30, 2007 and the period January 13 through June 30, 2007. The remaining balance of CompCare’s revenues are earned on a fee-for-service basis and is recognized as services are rendered.

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
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for claims IBNR to CompCare. The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes that the unpaid claims liability of $5.2 million as of June 30, 2007 is adequate.
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
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days’ written notice. Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data. Although historically CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in CompCare’s favor. If a rate increase is not granted, CompCare has the ability, in most cases, to terminate the contract as described above and limit its risk to a short-term period.
     On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended June 30, 2007, CompCare did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably estimated.
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
     Common equivalent shares, consisting of 7,452,000 and 6,888,000 of incremental common shares as of June 30, 2007 and 2006, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation
     The Hythiam, Inc. 2003 Stock Incentive Plan, as amended, and 2007 Stock Incentive Plan (the Plans) provide for the issuance of up to 9 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. At June 30, 2007, we had 6,294,000 stock options outstanding (vested and unvested) and 2,105,000 shares reserved for future awards.
     Total share-based compensation expense on a consolidated basis amounted to $914,000, $1.4 million, $339,000 and $1.4 million for the three and six months ended June 30, 2007 and 2006, respectively.
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
     We adopted SFAS 123R using the modified prospective method, which requires the application of the new accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2007 was $576,000 and $1.1 million, respectively, which impacted our basic and diluted loss per share by $.01 and $.03, respectively, compared to $473,000 and $938,000, respectively, which impacted our basic and diluted loss per share by $0.01 and $0.02, respectively, in the same periods last year.
     Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     During the three and six months ended June 30, 2007 and 2006, we granted options for 42,000, 374,000, 24,000 and 620,000 shares, respectively, at the weighted average per share exercise price of $7.34 $8.18, $8.56 and $6.52, respectively, the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.

     Employee and director stock option activity for the three and six months ended June 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	5,828,000	$4.32

Granted	332,000	8.29
Exercised	(324,000)	3.38
Cancelled	(19,500)	7.59

Balance, March 31, 2007	5,816,500	4.59

Granted	41,500	7.34
Exercised	(6,000)	6.42
Cancelled	(51,300)	6.69

Balance, June 30, 2007	5,800,700	$4.59

     The estimated fair value of options granted to employees and directors during the three and six months ended June 30, 2007 and 2006 was $200,000, $2.0 million, $123,000, and $2.4 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	66%	58%	66%	58%
Risk-free interest rate	4.58%	5.00%	4.57%	4.49%
Weighted average expected lives in years	6.5	6.5	6.5	6.5
Expected dividend yield	0%	0%	0%	0%
     The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2007 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
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
     As of June 30, 2007, there was $8.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.
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

     During the three and six months ended June 30, 2007 and 2006, we granted options and warrants for 25,000, 40,000, 55,000 and 115,000 shares, respectively, to non-employees at weighted average prices of $7.32, $7.58, $6.87 and $6.63, respectively. For the three and six months ended June 30, 2007, the share-based expense (benefit) relating to stock options and warrants granted to non-employees was $282,000 and $134,000, respectively, compared to ($189,000) and $421,000 for the three and six months ended June 30, 2006, respectively.
     Non-employee stock option and warrant activity for the three and six months ended June 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	1,395,000	$3.72

Granted	15,000	8.00
Exercised	(6,000)	3.77
Cancelled	(3,000)	7.00

Balance, March 31, 2007	1,401,000	3.76

Granted	25,000	7.32
Exercised	(8,000)	5.72
Cancelled	(15,000)	8.00

Balance, June 30, 2007	1,403,000	$3.76

     Common Stock
     During the six months ended June 30, 2007 we issued 14,000 shares of common stock for consulting services valued at $111,000. There were no shares issued for such services during the three months ended June 30, 2007. During the three and six months ended June 30, 2006, we issued 28,000 and 40,000 shares of common stock, respectively, for consulting services, valued at $197,000 and $268,000, respectively. These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. Share-based expense relating to all common stock issued for consulting services was $43,000, $95,000, $53,000 and $77,000 for the three and six month periods ended June 30, 2007 and 2006, respectively.
     Employee Stock Purchase Plan
     In June 2006, we established a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of June 30, 2007, there were 11,868 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $4,000 and $8,000, respectively, for the three and six month periods ended June 30, 2007. There was no expense in 2006 associated with the ESPP.
     Stock Options — CompCare Employees, Directors and Consultants
     CompCare’s 1995 Incentive Plan and 2002 Incentive Plan (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for NSOs may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. As of June 30, 2007, under the 2002 Plan, there were 520,000 options available for grant and there were 440,000 options outstanding and exercisable. Additionally, as of June 30, 2007, under the 1995 Plan, there were 485,375 options outstanding and exercisable. The 1995 Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.

     CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee. Upon joining the CompCare Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting. As of June 30, 2007, under the CompCare Directors’ Plan, there were 818,000 shares available for option grants and there were 83,000 options outstanding and exercisable.
     CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. As a result of adopting SFAS 123R, share-based compensation expense recognized for employees and directors for the three months ended June 30, 2007 and for the period January 13 through June 30, 2007 was $9,000 and $29,000, respectively,
     CompCare stock option activity for the three month period ended June 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, March 31, 2007	1,049,000	$1.35
Granted	—	—
Exercised	—	—
Cancelled	(40,000)	1.85

Balance, June 30, 2007	1,009,000	$1.33

     No stock options were granted to CompCare board of director members or employees during the three month period ended June 30, 2007. A total of 37,500 options were exercised during the period January 13 through June 30, 2007, which had a total intrinsic value of $13,000. During the three months ended June 30, 2007 and the period January 13 through June 30, 2007, 40,000 and 120,000 stock options granted to certain CompCare board of director members and employees, respectively, were cancelled due to the recipients’ resignation from the CompCare board of directors or CompCare.
     At June 30, 2007, all CompCare stock options were vested.
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. As discussed in Note 3 — Acquisition of Woodcliff and Controlling Interest in CompCare, we believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets”(SFAS 142), goodwill is not amortized, but instead is subject to impairment tests.
     The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
	Healthcare	Health
	Services	Managed Care	Total
Balance as of January 1, 2007	$—	$—	$—
Goodwill — CompCare acquisition (Note 3)	10,306,000	493,000	10,799,000

Balance as of June 30, 2007	$10,306,000	$493,000	$10,799,000

     Identified intangible assets acquired as part of the CompCare acquisition include the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the National Council on Quality Association (NCQA). Such assets will be amortized on a straight-line basis over their estimated remaining lives, which approximate the rate at which we believe the economic benefits of these assets will be realized.

     As of June 30, 2007, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross Carrying	Accumulated		Amortization
	Amount	Amortization	Net Balance	Period (in years)
Intellectual property	$4,081,000	$(710,000)	$3,371,000	12 to 20
Managed care contracts (Note 3)	1,536,000	(230,000)	1,306,000	3-7
Provider networks, NCQA (Note 3)	600,000	(141,000)	459,000	2-3

	$6,217,000	$(1,081,000)	$5,136,000

     In accordance with SFAS 142, we performed an impairment test on intellectual property as of December 31, 2006 for our healthcare services reporting unit and also re-evaluated the useful lives of the intellectual property intangible assets. Goodwill and intangible assets will be tested for impairment as of December 31, 2007. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.
     Estimated amortization expense for intangible assets for the current year and each of the next four years ending December 31, is as follows:

2007	$499,000
2008	915,000
2009	825,000
2010	296,000
2011	267,000
Minority Interest
     Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed in Note 3, we acquired a majority controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 50.05% of CompCare’s common stock as of June 30, 2007 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). Our ownership percentage as of June 30, 2007 has decreased from the 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 49.95% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The unrecorded minority stockholders’ interest in net loss amounted to $761,000 during the period January 13 through June 30, 2007. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.
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
Note 3. Acquisition of Woodcliff and Controlling Interest in CompCare
     On January 12, 2007, we acquired all of the outstanding membership interests of Woodcliff in exchange for $9 million in cash and 215,053 shares of our common stock. The purchase price was equal to $667.27 per share of preferred stock and $0.80 per share of common stock of CompCare owned by Woodcliff. Woodcliff had no other assets or liabilities at the date of the acquisition. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning approximately 50.25% and 50.05% of the outstanding shares of common stock of CompCare based on shares outstanding at January 12, 2007 and June 30, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. The acquisition was accounted for as a purchase, and we began consolidating CompCare’s results of operations on January 13, 2007. We have dividend and liquidation preferences, anti-dilution protection, and the right to designate a majority of the board of directors of CompCare. In addition, CompCare is required to obtain our consent for a sale or merger involving a material portion of CompCare’s assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. The remaining ownership interest in CompCare will be accounted for as minority interest.
     CompCare provides managed care services in the behavioral health and psychiatric fields. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities. CompCare’s services are provided primarily by unrelated vendors on a subcontract basis. Since February 2006, we have had a marketing agreement with CompCare under which CompCare has the right to offer our PROMETA treatment programs as part of a disease management offering to its customers and other mutually agreed parties on an exclusive basis. We believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our disease management product offerings.

     On January 18, 2007, we entered into an Agreement and Plan of Merger with CompCare, which was later amended and restated, pursuant to which we would acquire the remaining outstanding shares of CompCare. However, we anticipate effectuating substantially all of the benefits of our relationship with CompCare under our current operational structure, and we concluded that purchasing the remaining common stock of CompCare was not necessary to achieve such benefits. Consequently, on May 25, 2007, we mutually terminated the merger. CompCare will continue as our majority-owned, controlled subsidiary for the foreseeable future.
     In accordance with SFAS 141, the Woodcliff purchase price was allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill. Goodwill related to this acquisition is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized, but instead is subject to impairment tests. Identified intangibles with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 2 — Summary of Significant Accounting Policies, under “Goodwill and Other Intangible Assets”).
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

     The allocation of the total acquisition cost is based primarily on a valuation analysis of identifiable intangible assets completed by an independent valuation specialist and could change, depending on the resolution of contingencies related to assumed liabilities.
     As discussed in Note 2, goodwill was assigned to our healthcare services reportable segment and the remaining net assets and intangible assets acquired were assigned to our behavioral health managed care reportable segment.
     Assuming the acquisition had occurred January 1, 2006, revenues, net loss and net loss per share would have been $21.3 million, $23.5 million, and $0.53 for the six months ended June 30, 2007, and $11.9 million, $19.2 million and $0.49 for the six months ended June 30, 2006, respectively. This pro forma information does not purport to represent what our actual results of operations would have been if the acquisition had occurred as of the dates indicated or what results would be for any future periods.

Note 4. Long-Term Debt
     On January 17, 2007, in connection with the Woodcliff acquisition, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to 249,750 shares of our common stock (together, the Financing). Highbridge owns approximately 685,000 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The current interest rate in effect at June 30, 2007 was 10.75%. The note is redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and is redeemable at the option of Highbridge beginning on July 17, 2008.
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
     Total funds received of $10,000,000 were allocated to the warrant and the senior secured note in the amounts of $1,380,000 and $8,620,000, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant is being treated as a discount to the note and is being amortized to interest expense over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note using the effective interest method. As of June 30, 2007, the unamortized discount on the senior secured notes is approximately $980,000. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which have been allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments, and are being deferred and amortized over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note.
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
     The following table shows the total principal amount, related interest rates and maturities of long-term debt. No principal payments on our debt are due within one year as of June 30, 2007:

Senior secured note due January, 2010, interest payable quarterly at prime plus 2.5%, net of $980,000 unamortized discount	$9,020,000
7.5% Convertible subordinated debentures due April, 2010, interest payable semi-annually, net of $229,000 unamortized discount (1)	2,015,000

Total Long-Term Debt	$11,035,000

(1)	At June 30, 2007, the debentures are convertible into 15,051 shares of CompCare common stock at a conversion price of $149.09 per share.
Note 5. Segment Information
     We conduct our operations through two business segments: healthcare services and behavioral health managed care services.
     Our healthcare services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by researching, developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA treatment programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs.

Also included in this segment are licensed and managed PROMETA Centers, which offer a range of addiction treatment services, including the PROMETA treatment programs for dependencies on alcohol, cocaine and methamphetamines.
     Our healthcare services segment also comprises international and government sector operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
     The behavioral health managed care services segment is focused on providing managed care services in the behavioral health and psychiatric fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare, which was acquired on January 12, 2007. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities. We also plan to offer disease management programs for substance dependence built around our proprietary PROMETA® treatment program for alcoholism and dependence to stimulants as part of our behavioral health managed care services operations.
     We evaluate segment performance based on total assets, revenues and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the three and six months ended June 30, 2007.
     Summary financial information for our two reportable segments and Corporate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Healthcare services
Revenues	$2,181,000	$1,172,000	$3,432,000	$1,825,000
Loss before provision for income taxes	(10,901,000)	(8,961,000)	(21,068,000)	(17,689,000)
Assets *	42,740,000	41,481,000	42,740,000	41,481,000

Behavioral health managed care services (1)
Revenues	$9,159,000	$—	$16,765,000	$—
Loss before provision for income taxes	(1,335,000)	—	(1,901,000)	—
Assets *	10,385,000	—	10,385,000	—

Consolidated operations
Revenues	$11,340,000	$1,172,000	$20,197,000	$1,825,000
Loss before provision for income taxes	(12,236,000)	(8,961,000)	(22,969,000)	(17,689,000)
Total Assets *	53,125,000	41,481,000	53,125,000	41,481,000

*	Assets are reported as of June 30.

(1)	Results for six months in this segment represent the period January 13 through June 30, 2007.

Note 6. Major Customers/Contracts
     For the three months ended June 30, 2007 and the period January 13 through June 30, 2007, 87% and 86%, respectively, of revenue in our behavioral health managed care services segment (70% and 72%, respectively, of consolidated revenues for the three and six months ended June 30, 2007) was concentrated in CompCare’s contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana HMO contract discussed below.
     CompCare experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO effective December 31, 2005. This HMO had been a customer since March 2001. This contract provided that CompCare, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. As of June 30, 2007 there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at June 30, 2007 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by CompCare within the prescribed amount of time, CompCare may not be required to make any further payments related to such claims. At June 30, 2007, management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory time limits have not expired relating to such claims.
     In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $3.9 million or 43% of behavioral health managed care services revenues for the three months ended June 30, 2007, and $7.1 million or 42% of such revenues for the period January 13 through June 30, 2007 (or 35% of consolidated revenues for the three and six month period ended June 30, 2007, respectively), and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
     The Company’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.
Note 7. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the three and six months ended June 30, 2007 and 2006, we paid or accrued $39,000, $75,000, $66,000 and $93,000, respectively.
     In February 2006, we entered into an agreement with CompCare whereby CompCare would have the exclusive right to market our substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CompCare will pay us license and service fees for each enrollee who is treated. On January 12, 2007, we acquired a controlling interest in CompCare. As of June 30, 2007, there had been no material transactions resulting from this agreement.
Note 8. Commitments and Contingencies
     On January 12, 2007, the members of Woodcliff sold their outstanding membership interests in Woodcliff to Hythiam. The change in membership interest of Woodcliff resulted in the resignation of three existing CompCare board members, and the appointment of three new board members. The transaction constitutes a “change of ownership” of CompCare and enables CompCare’s chief executive officer to elect to terminate, at her sole discretion, her employment at any time within one year following the change in control, which would entitle her to be paid a severance benefit totaling $410,000.
     In connection with a new behavioral managed care contract with an Indiana HMO, CompCare is required to maintain a performance bond in the amount of $1,000,000.
     Related to CompCare’s discontinued hospital operations, which were discontinued in 1999, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The fiscal 1999 cost report, the final year that CompCare was required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. CompCare’s management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.
Note 9. Subsequent Event
     On August 8, 2007, we reached a settlement agreement with XINO Corporation to release 310,000 of the 360,000 shares of our common stock previously issued to XINO in 2003 in connection with our acquisition of a patent for a treatment method for opiate addiction, which shares have been subject to a stock pledge agreement pending the resolution of certain contingencies. In consideration for a full release from the stock pledge agreement, XINO relinquished 50,000 of the previously issued shares and has agreed not to sell or transfer any of its 310,000 shares for a period of time following the settlement agreement. The fair market value of the 310,000 shares issued and released to XINO was $2.4 million based on the closing stock price of $7.70 per share on August 8, 2007.

     In December 2005, we recorded an impairment charge of $272,000 to write off the capitalized costs of intellectual property relating to the patent for which these shares were originally issued. However, since these shares have been subject to a stock pledge agreement and their release was conditional on certain events that have not occurred, the shares have been treated as issued but not outstanding for financial reporting purposes, and the fair market value of these shares had not previously been recorded. These shares will be accounted for in our earnings per share calculation on a prospective basis. Since our current business plan does not contemplate utilizing this patent, we will record the fair market value of these shares as an additional impairment charge in our financial statements for the three month period ending September 30, 2007.
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
OVERVIEW
General
     We provide behavioral health management services to health plans, employers, criminal justice, and government agencies through a network of licensed and company managed providers. We approach the management of behavioral health disorders with a focus on using the latest medical and health technology towards improved outcomes and out-patient treatment. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs. We offer disease management programs for substance dependence built around our proprietary PROMETA® treatment programs for alcoholism and dependence to cocaine and methamphetamines. The PROMETA treatment programs, which integrate behavioral, nutritional, and medical components, are available through licensed treatment providers and company managed PROMETA Centers.
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
Segment Reporting
     We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including PROMETA Centers that are licensed and/or managed by us. Our behavioral health managed care services segment currently represents the operations of CompCare and focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields. Substantially all of our revenues and assets are earned or located within the United States.

Operations
Healthcare Services
     Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA treatment programs, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the initial training and start-up services associated with new licensing agreements, plus fees for the licensed technology and related services generally on a per patient basis. As of June 30, 2007, we had 84 licensed commercial sites throughout the United States, an increase of 38% and 110% over the number of licensed sites at December 31, 2006 and June 30, 2006, respectively. 42 and 47 of these sites, respectively, were treating patients in the three and six months ended June 30, 2007. During the current quarter, we continued to increase our market penetration by entering into license agreements for seventeen new sites.
     We launched a new nationwide team of field personnel in early 2007 to increase the awareness and benefits of PROMETA among physicians and other healthcare professionals specializing in the treatment of substance dependence, and we believe that the number of patients treated by our licensees will increase over time as a result of these efforts.
     PROMETA Centers
     In December 2005, we entered into a business service management agreement with The PROMETA Center, Inc., a professional corporation owned by David E. Smith, M.D., in which we manage the business components of the medical practice at PROMETA Centers in Santa Monica and San Francisco, California, and license the PROMETA treatment programs and use of the name in exchange for management and licensing fees. The practice has a focus on offering treatment with the PROMETA treatment programs for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The Santa Monica PROMETA Center opened in December 2005 and the San Francisco PROMETA Center opened in January 2007. The financial results of these two PROMETA Centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In addition, we have a licensing and administrative services agreement with the Canterbury Institute, LLC (Canterbury), which manages a PROMETA Center medical practice opened in New Jersey in January 2007, and plans to manage a second center to be opened in Southern Florida in the second half of 2007. As part of the agreement, we will receive a 10% share of Canterbury’s profits in each Canterbury licensed center, in addition to fees for licensing and administrative services. Revenues from the PROMETA Centers accounted for approximately 26% and 31% of our consolidated healthcare service revenues for the three and six months ended June 30, 2007, respectively.
     Research and Development
     To date, we have spent approximately $8 million related to research and development, including $1.0 million and $2.0 million in the three and six months ended June 30, 2007, respectively, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence. We plan to spend and additional $2 million for the remainder of 2007, and approximately $2.3 million in 2008 for unrestricted research grants and commercial pilots.
     Pilot programs are used in conjunction with drug court systems, state programs and managed care organizations to allow such programs to evaluate the outcomes and cost effectiveness of the PROMETA treatment programs. The focus of these pilot programs is to assist such organizations in assessing the impact on their population, and as a result, the method, manner, timing, participants and metrics may change and develop over time, based on initial results from the particular program, other pilots, and research studies. We generally do not provide updates on status after a pilot is initially announced.
     International
     We have limited operations in Europe, and our international operations to date have not yet been significant.
Behavioral Health Managed Care Services
     Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services. Approximately $8.8 million, or 97% of CompCare’s revenues for the three months ended June 30, 2007 and $16.2 million, or 97% for the period January 13 through June 30, 2007 were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
     Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract is anticipated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of CompCare’s anticipated annual revenues.
     Seasonality of Business
     Historically, CompCare’s managed care plans have experienced increased member utilization during the months of March, April and May, and consistently lower utilization by members during the months of June, July, and August. Such variations in member utilization impact the costs of care during these months, generally having a negative impact on gross margins and operating profits during the former period, and a positive impact on gross margins and operating profits during the latter period. Member utilization costs have been higher than expected during the period January 13 through June 30, 2007, and CompCare is attempting to address the high utilization costs incurred through rate increases with certain clients. The managed care plans may continue to experience increased utilization costs in subsequent quarters.
     Concentration of Risk
     For the three months ended June 30, 2007 and for the period January 13 through June 30, 2007, 87% and 86%, respectively, of behavioral health managed care services revenue (or 70% and 72%, respectively, of our consolidated revenues for the three and six months ended June 30, 2007) was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana Medicaid HMO contract, which represented approximately 43% and 42% of behavioral health managed care services revenue for the three months ended June 30, 2007 and for the period January 13 through June 30, 2007, respectively (or 35% of our consolidated revenues for the three and six months ended June 30, 2007). The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have an adverse impact on the financial condition of CompCare.
     Recent Developments
     On July 19, 2007, CompCare received a notice of termination from an existing client in Texas, which, if CompCare is not successful in resolving differences or obtaining an extension, will result in termination effective November 30, 2007. This client accounted for approximately 9% of behavioral health managed care services revenues for the period January 13 through June 30, 2007 and has been a customer since 1998.
     On August 1, 2007, CompCare began providing behavioral healthcare services to approximately 23,000 Medicare members of an existing client in Pennsylvania. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.
How We Measure Our Results
     Our healthcare services revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA treatment programs, and from patient service revenues related to our licensing and management services agreement with the PROMETA Center. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by the PROMETA Center generate higher average revenues per patient than our other licensed sites due to consolidation of its gross patient revenues in our financial statements. Key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA treatment programs. Additionally, our financial results will depend on our ability to expand the adoption of PROMETA among government and other third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.

     For behavioral health managed care services, our largest expense is CompCare’s cost of behavioral health managed care services that it provides, which is based primarily on its arrangements with healthcare providers. Since CompCare’s costs are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, CompCare’s profitability depends on its ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums itreceives under capitation arrangements. Providing services on a capitation basis exposes CompCare to the risk that its contracts may ultimately be unprofitable if CompCare is unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Estimates.”
     We currently depend upon a relatively small number of customers for a significant percentage of our behavioral health managed care operating revenues. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on our consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our consolidated results of operations or financial condition (see Note 6 — “Major Customers/Contracts”).
RESULTS OF OPERATIONS
Table of Summary Consolidated Financial Information
     The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2007	2006	2007	2006
Revenues
Behavioral health managed care services	$9,159	$—	$6,765	$—
Healthcare services	2,181	1,172	3,432	1,825

Total revenues	11,340	1,172	20,197	1,825

Operating Expenses
Behavioral health managed care expenses	9,348	—	16,501	—
Cost of healthcare services	423	266	759	433
General and adminstrative expenses	12,250	9,531	22,832	18,057
Research and development	729	454	1,740	1,304
Depreciation and amortization	610	315	1,157	629

Total operating expenses	23,360	10,566	42,989	20,423

Loss from operations	(12,020)	(9,394)	(22,792)	(18,598)

Other non-operating income, net	29	—	29	—
Interest income	396	433	908	909
Interest expense	(641)	—	(1,114)	—

Loss before provision for income taxes	$(12,236)	$(8,961)	$(22,969)	$(17,689)

Summary of Consolidated Operating Results
     For the three months ended June 30, 2007, the loss before provision for income taxes amounted to $12.2 million compared to a net loss of $9.0 million for the same period in 2006. For the six months ended June 30, 2007, the loss before provision for income taxes amounted to $23 million compared to a net loss of $17.7 million for the same period in 2006. We acquired a majority controlling interest in CompCare, resulting from our acquisition of Woodcliff Healthcare Investment Partners, LLC on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment. Approximately $1.1 million and $1.5 million of the net loss for the three and six months ended June 30, 2007, respectively, is attributable to CompCare’s operations.
     Excluding the impact of CompCare, revenues increased by $1 million and $1.6 million (86% and 88%, respectively), during the three and six months ended June 30, 2007 compared to the same periods in 2006. Additionally, such revenues for the three months ended June 30, 2007 increased by $930,000, or 74%, on a sequential quarter basis when compared to the three months ended March 31, 2007.
     Total operating expenses for the three months ended June 30, 2007 increased by $3.7 million on a sequential quarter basis when compared to the three months ended March 31, 2007, due primarily to increased claims & other expenses for behavioral health managed care contracts, increased share-based compensation expense and other outside services and support cost for healthcare services. As discussed above, CompCare’s managed care plans typically experience increased member utilization during the months of March, April and May, which accounts for the increased claims and other expense for behavioral health managed care contracts. Total share based compensation expense amounted to $914,000 for the three months ended June 30, 2007 and $491,000 for the three months ended March 31, 2007. For the three and six months ended June 30, 2006, such expense totaled $339,000 and $1.1 million, respectively.
     We incurred approximately $561,000 and $964,000 of interest expense during the three and six months ended June 30, 2007 associated with the CompCare acquisition-related financing with Highbridge that consisted of the issuance of a $10 million senior secured note and warrants to purchase up to 249,750 shares of our common stock.
Reconciliation of Segment Results
     The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2007	2006	2007	2006
Healthcare services	$(10,901)	$(8,961)	$(21,068)	$(17,689)
Behavioral health managed care services	(1,335)	—	(1,901)	—

Loss before provision for income taxes	$(12,236)	$(8,961)	$(22,969)	$(17,689)

Healthcare Services
The following table summarizes the operating results for healthcare services for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
(In thousands, except patient treatment data)	June 30,		June 30,
	2007	2006	2007	2006
Revenues
U.S. licensees	$1,308	$800	$1,928	$1,247
PROMETA Centers	574	372	1,076	578
Other revenues	299	—	428	—

Total revenues	2,181	1,172	3,432	1,825

Operating Expenses
Cost of healthcare services	422	265	759	432
General and administrative expenses
Salaries and benefits	5,557	3,642	11,057	7,438
Other expenses	5,766	5,890	10,080	10,620
Research and development	729	454	1,740	1,304
Depreciation and amortization	383	315	716	629

Total operating expenses	12,857	10,566	24,352	20,423

Loss from operations	$(10,676)	$(9,394)	$(20,920)	$(18,598)

Interest income	348	433	840	909
Interest expense	(573)	—	(988)	—
Loss before provision for income taxes	$(10,901)	$(8,961)	$(21,068)	$(17,689)

PROMETA Patients treated
U.S. licensees	154	132	247	202
PROMETA Centers	62	43	117	69
Other	33	—	40	—

	249	175	404	271

Average revenue per patient treated (1)
U.S. licensees	$6,049	$5,927	$6,039	$5,971
PROMETA Centers	8,492	8,662	8,728	8,389
Other	3,955	—	3,758	—
Overall average	6,380	6,601	6,592	6,587

(1)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.
Revenues
     Revenues for the three months ended June 30, 2007 increased $1.0 million, or 86% compared to the three months ended June 30, 2006, and increased by $930,000, or 74%, over the first quarter of 2007. The increase was attributable to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Centers, administrative fees from new licensees and revenues from the commencement of operations in Europe. The number of licensed sites that contributed to revenues increased to 42 in the three months ending June 30, 2007 from 20 in the three months ending June 30, 2006 and 30 in the first quarter 2007, including two new PROMETA Centers that were opened in San Francisco and New Jersey in January 2007. The average revenue per patient treated at U.S. licensed sites and PROMETA Centers did not materially change in 2007 when compared to 2006. There were no significant changes in our licensing fees per patient charged to our licensees between the periods. The average revenue for patients treated at the PROMETA Centers is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements. Other revenues in 2007 consisted of revenues from our international operations and third-party payers.
     For the six months ended June 30, 2007, our net revenues increased by $1.6 million, or 88%, from $1.8 million in the same period last year, due to an increase in the number of patients treated and expansion of the number of contributing licensees. During the first half of 2007, the number of patients treated increased by 49% and the number of licensed sites contributing to revenue increased to 47 compared to 24 sites in the same period last year. Our overall average revenue per patient treated during the first half of 2007 remained relatively unchanged when compared to the same period last year. Other revenues in 2007 consisted of revenues from our international operations and third-party payers.
Operating Expenses
     Our total operating expenses increased by $2.3 million and $3.9 million, respectively, in the three and six months ended June 30, 2007 compared to the same periods in 2006, as we launched our new sales field organization, expanded the number of licensees, strengthened and expanded our management and support teams, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.
     Cost of healthcare services consists of royalties we pay for the use of the PROMETA treatment program, and the PROMETA Center’s labor costs for its physician and nursing staff, continuing care expense, medical supplies and treatment program medicine costs for patients treated at the PROMETA Centers. The increase in these costs primarily reflects the increase in revenues from the PROMETA Centers, including the new center opened in San Francisco in January 2007.
     General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including advertising, legal, audit, insurance, rent, travel and entertainment, investor relations, marketing, business development and other professional consulting costs. General and administrative expenses increased by $1.8 million and $3.1 million, respectively, during the three and six months ended June 30, 2007 when compared to the same periods in 2006, due mainly to an increase in salaries and benefits expenses and support and occupancy costs, partially offset by reductions in certain costs related to outside services and advertising expenses. Salaries and benefits expenses increased by $1.9 million and $3.6 million, respectively, for the three and six months ended June 30, 2007 compared to the same periods in 2006, due to the increase in personnel from 92 employees at June 30, 2006 to approximately 150 employees at June 30, 2007, as we have added managers and staff in the field to support our licensed sites, increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, increased by $864,000 and $1.5 million, respectively, in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to the growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth. Costs related to outside services, such as consulting expense and non-cash charges related to the issuance of common stock, stock options and warrants for services received from non-employees decreased by $242,000 and $940,000, respectively, for the three and six months ended June 30, 2007 when compared to the same periods in 2006. Advertising expense declined by $750,000 and $1.1 million, respectively, in the three and six months ended June 30, 2007 compared to the same periods in 2006, primarily due to increased costs for a drug addiction awareness campaign for PROMETA in the first half of 2006.
     Research and development expense increased by $275, 000 and $436,000, respectively, in the three and six months ended June 30, 2007 compared to the same periods in 2006 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA treatment programs and the commencement of additional commercial pilot studies. We plan to spend approximately $2 million for the remainder of 2007 for such studies.
Interest Income
     Interest income for both the three and six month periods ending June 30, 2007 decreased compared to the same periods in 2006 due primarily to a decrease in the invested balance of marketable securities.
Interest Expense
     Interest expense primarily relates to the $10 million senior secured note issued on January 17, 2007 to finance the CompCare acquisition, accrued at a rate equal to prime plus 2.5% (currently 10.75%). For the three and six months ended June 30, 2007, interest expense includes $293,000 and $481,000, respectively, in amortization of the $1.4 million discount resulting from the value allocated to the stock warrant issued with the debt.

Behavioral Health Managed Care Services
     The following table summarizes the operating results for behavioral health managed care services for the three months ended June 30, 2007 and the period January 13 through June 30, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007. CompCare’s operating results for prior periods are not included in our consolidated financial statements.

	Three months	For the period
(Dollar amounts in thousands)	ended	Jan 13 through
	June 30, 2007	June 30, 2007
Revenues
Capitated contracts	$8,848	$16,245
Non-capitated contracts	311	520

Total revenues	9,159	16,765

Operating Expenses
Claims expense	7,550	13,541
Other behavioral health managed care services expense	1,798	2,959

Total healthcare operating expense	9,348	16,500
General and administrative expenses	928	1,697
Depreciation and amortization	227	441

Loss from operations	$(1,344)	$(1,873)

Other non-operating income, net	29	29
Interest income	48	68
Interest expense	(68)	(125)

Loss before provision for income taxes	$(1,335)	$(1,901)

Total membership	1,143,000	1,143,000
Medical Loss Ratio (1)	85%	83%

(1)	Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.
Revenues
     Revenues for the three months ended June 30, 2007 and the period January 13 through June 30, 2007 include $3.9 million and $7.1 million, respectively, attributable to the new HMO client in Indiana now with 292,000 Medicaid recipients. This contract started on January 1, 2007 and is estimated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of anticipated annual behavioral health managed care services revenues. The premiums for this agreement were based on actuarial assumptions on the level of utilization of benefits by members covered under this new managed care behavioral health program and have limited historical basis. The premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers that divert management resources and that may have an adverse impact on our consolidated financial statements in future periods.
Operating Expenses
     Claims expense as a percentage of capitated revenues amounted to 85% and 83%, respectively, for the three months ended June 30, 2007 and the period January 13 through June 30, 2007, and reflects increased member utilization during the months of March, April and May due to historical seasonality and from higher utilization of services by members during the initial months under the new contract with the Indiana HMO client. Providing services under a new contract for populations at risk that have not yet been managed previously necessitates the adjustment to an increased level of management and approval called for in the managed care agreements. It typically takes time and resources to facilitate the adjustment to the new environment by the providers and other participants in the system. As a result, higher utilization and related claims costs is being incurred at the beginning of this contract compared to what we expect to incur in the future as the population becomes more accustomed to managed care. There has been higher utilization during the first six months of the contract for services to members that were currently receiving treatment or had previously received treatment prior to the start of the contract. In response, CompCare hired additional personnel and contracted for more psychiatrist services. In addition, to help better manage the care for new members seeking treatment, the higher amount of initial authorizations experienced in the first month of the contract were reduced so that the needs of the members could be better evaluated. All of these measures have reduced authorizations granted in subsequent months. CompCare intends to take additional steps to further increase management of this population, including working with providers to facilitate appropriate levels of care and more strictly apply benefit definitions. Due to the factors discussed above, claims expense as a percentage of revenues for this contract amounted to 96% and 97%, respectively, for the three months ended June 30 and the period January 13 through June 30, 2007.
     Other healthcare expenses, which are attributable to servicing both capitated and non-capitated contracts, were 19.6% and 17.6%, respectively, of operating revenue for the three months ended June 30, 2007 and for the period January 13 through June 30, 2007.
     General and administrative expenses for the period January 13 through June 30, 2007 reflect approximately $239,000 in costs and expenses resulting from the acquisition and proposed merger between Hythiam and CompCare, and for legal services in defense against two class action lawsuits related to the proposed merger.
     Depreciation and amortization for the three months ended June 30, 2007 and for the period January 13 through June 30, 2007 includes $189,000 and $371,000, respectively of amortization related to the fair value attributed to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.
Interest Expense
     Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $19,000 and $36,000, respectively, of amortization related to the purchase price allocation adjustment related to the CompCare acquisition.
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

		$107.2

     As of June 30, 2007, we had a balance of approximately $29.1 million in cash, cash equivalents and marketable securities, of which approximately $7.2 million is held by CompCare. We received $10 million in proceeds from the issuance of a secured note to finance the cash portion of our acquisition cost to acquire a controlling interest in CompCare, and we received an additional $1.2 million of proceeds from exercises of stock options and warrants during the six months ended June 30, 2007.

     Since we are a growing business, our prior operating costs are not necessarily representative of our expected future operating costs. As we continue to grow, we expect our monthly cash operating expenditures to increase in future periods. For the remainder of 2007, we anticipate that our cash operating expenditures will average approximately $3.6 million per month, excluding research and development costs and costs incurred by CompCare. We plan to spend approximately $2.0 million for the remainder of 2007 and approximately $2.3 million in 2008 for research and development studies and commercial pilots currently underway or planned this year. CompCare expects positive net cash flow from new contracts that started January 1, 2007 and as a result, CompCare believes it will have positive cash flow during 2007 and sufficient cash reserves to sustain its current operations and to meet its current obligations.
     For the remainder of 2007, we expect our capital expenditures to be approximately $600,000, primarily for the purchase of computers and office equipment for an increase in staff and additional investments in the development of our information systems. Capital spending for the remainder of 2007 related to CompCare is not expected to be material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.
     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated revenues, we believe that our existing cash reserves may not be sufficient to meet our operating expenses and capital requirements before we begin to generate positive cash flows. Accordingly, we most likely will seek additional funds through the sale of shares of preferred or common stock or through public or private financing. Our ability to meet our obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.
CompCare Acquisition and Financing
     In January 2007, we acquired all of the outstanding membership interests of Woodcliff Healthcare Investment Partners, LLC for $9 million in cash and 215,053 shares of our common stock. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. The preferred stock gives us significant rights, including:
•	the right to designate the majority of CompCare’s board of directors

•	dividend and liquidation preferences, and

•	anti-dilution protection.
     In addition, without our consent, CompCare is prevented from engaging in any of the following transactions:
•	any sale or merger involving a material portion of assets or business

•	any single or series of related transactions in excess of $500,000, and

•	incurring any debt in excess of $200,000.
     Following our acquisition of Woodcliff, in January 2007, we entered into an Agreement and Plan of Merger with CompCare which was later amended and restated, pursuant to which we would acquire the remaining outstanding shares of CompCare with CompCare to survive after the proposed merger as our wholly-owned subsidiary. However, we anticipate effectuating substantially all of the benefits of our relationship with CompCare under our current operational structure, and we have concluded that purchasing the remaining common stock of CompCare is not in our best interest. Consequently, on May 25, 2007, we mutually terminated the merger. CompCare will continue as our majority-owned, controlled subsidiary for the foreseeable future.

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
     The unpaid claims liability for managed care services is estimated using an actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors. Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $5.2 million claims payable amount reported as of June 30, 2007.
LEGAL PROCEEDINGS
      On January 23 and February 1, 2007, we were named as a defendant in two class action lawsuits filed in the Delaware Chancery Court, seeking to prevent us from consummating our Agreement and Plan of Merger with CompCare. On May 25, 2007, the parties mutually terminated the merger agreement. The plaintiffs’ counsel have agreed to dismiss the lawsuits, but have not yet done so. In addition, they may seek to recover legal fees incurred before the merger was terminated.
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2007 (in thousands):

					More
		Less than		3 - 5	than 5
Contractual Obligations	Total	1 year	1 - 3 years	years	years
Long-term debt obligations	$15,712	$1,246	$14,466	$—	$—
Claims payable (1)	5,183	5,183	—	—	—
Reinsurance claims payable (2)	2,526	2,526	—	—	—
Capital lease obligations	633	225	318	90	—
Operating lease obligations (3)	4,866	1,500	2,636	730	—
Contractual commitments for clinical studies	3,907	3,907	—	—	—

	$32,827	$14,587	$17,420	$820	$—

(1)	These claim liabilities represent the best estimate of benefits to be paid under capitated contracts and consist of reserves for claims and IBNR. Because of the nature of such contracts, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the actual claims paid could differ from the estimated amounts presented.

(2)	This item represents a potential liability to providers relating to denied claims for a terminated contract. Management believes no further unpaid claims remain, but has not reduced the liability since the statutory time limits have not expired relating to such claims (See Note 6 — Major Customer/Contracts).

(3)	Operating lease commitments for Hythiam and CompCare’s corporate office facilities and two PROMETA Centers, including deferred rent liability.
OFF BALANCE SHEET ARRANGEMENTS
     As of June 30, 2007, we had no off-balance sheet arrangements.
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
     The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. CompCare determines that a member has received services when it receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. CompCare then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of CompCare’s employees. If all of these requirements are met, the claim is entered into CompCare’s claims system for payment and the associated cost of behavioral health services is recognized.
     Accrued claims payable consists primarily of CompCare’s reserves established for reported claims and IBNR, which are unpaid through the respective balance sheet dates. CompCare’s policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, CompCare’s management uses an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.
     At June 30, 2007, CompCare’s management determined its best estimate of the accrued claims liability to be $5.2 million. Approximately $2.2 million of the $5.2 million accrued claims payable balance at June 30, 2007 is attributable to the new major HMO contract in Indiana that started January 1, 2007. As of June 30, 2007 CompCare has accrued as claims expense approximately 97% of the revenue from this contract. Of this amount, 70% had been paid and 30% is included in the accrued claims payable balance at June 30, 2007. Due to limited historical claims payment data,

CompCare’s management estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.
     Accrued claims payable at June 30, 2007 comprises approximately $1.1 million of submitted and approved claims, which had not yet been paid, and $4.1 million for IBNR claims.
     Many aspects of the managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment. Actual claims incurred could differ from the estimated claims payable amount presented. The following are factors that would have an impact on our future operations and financial condition:
•	Changes in utilization patterns

•	Changes in healthcare costs

•	Changes in claims submission timeframes by providers

•	Success in renegotiating contracts with healthcare providers

•	Adverse selection

•	Changes in benefit plan design

•	The impact of present or future state and federal regulations
     A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at June 30, 2007, could increase or decrease our claims expense by approximately $84,000.
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
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At June 30, 2007, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
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
     We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2006, filed on March 15, 2007, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

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
     Our annual meeting of stockholders was held on June 15, 2007. There were 37,527,972 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director and approved the 2007 Stock Incentive Plan. The stockholders voted at the meeting as follows:
     Proposal One : Election of Directors
     Seven nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2008.

	For	Withheld
Terren S. Peizer	31,387,787	6,140,185
Leslie F. Bell, Esq.	35,814,373	1,713,599
Richard A. Anderson	31,319,719	6,208,253
Ivan M. Lieberburg, Ph.D., M.D.	35,844,505	1,683,467
Andrea Grubb Barthwell., M.D.	31,332,171	6,195,801
Marc G. Cummins	35,473,601	2,054,371
Christopher S. Hassan	31,360,968	6,167,004
     Proposal Two : 2007 Stock Incentive Plan

For	20,061,572
Against	6,838,874
Abstain	26,521
Non votes	10,601,005

Item 5.	Other Information
     On August 6, 2007, our Senior Executive Vice Presidents and our Chief Financial Officer were granted a bonus of $5,000 each.

II-1

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
     You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:
•	the anticipated results of clinical studies on our treatment programs, and the publication of those results in medical journals

•	plans to have our treatment programs approved for reimbursement by third-party payors

•	plans to license our treatment programs to more healthcare providers

•	marketing plans to raise awareness of our PROMETA treatment programs

•	anticipated trends and conditions in the industry in which we operate, including regulatory changes

•	our future operating results, capital needs, and ability to obtain financing

•	CompCare’s ability to estimate claims, predict utilization and manage its contracts
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

HYTHIAM, INC.
Date: August 9, 2007	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2007	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: August 9, 2007	By:	/S/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)

II-3