Form 10-Q
period 2007-09-30
HYTHIAM INC
filed 2007-11-08
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐     No ☑
As of November 6, 2007, there were 44,684,206 shares of registrant’s common stock, $0.0001 par value, outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30,	December 31,
(In thousands, except share data)	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$11,813	$5,701
Marketable securities, at fair value	8,223	37,746
Restricted cash	89	82
Receivables, net	2,201	637
Prepaids and other current assets	856	383

Total current assets	23,182	44,549

Long-term assets
Property and equipment, less accumulated depreciation of $5,227,000 and $2,224,000, respectively	4,160	3,711
Goodwill	10,774	—
Intangible assets, less accumulated amortization of $1,345,000 and $591,000, respectively	5,042	3,397
Deposits and other assets	738	548

Total Assets	$43,896	$52,205

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$8,993	$9,451
Accrued claims payable	5,547	—
Accrued reinsurance claims payable	2,526	—
Income taxes payable	61	—

Total current liabilities	17,127	9,451
Long-term liabilities
Long-term debt	11,282	—
Capital lease obligations	376	183
Deferred rent and other long-term liabilities	484	542

Total Liabilities	29,269	10,176
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $.0001 par value; 200,000,000 shares authorized; 44,659,000 and 43,917,000 shares issued and 44,659,000 and 43,557,000 shares outstanding at September 30, 2007 and December 31, 2006, respectively	5	4
Additional paid-in-capital	129,202	119,764
Accumulated deficit	(114,580)	(77,739)

Total Stockholders’ Equity	14,627	42,029

Total Liabilities and Stockholders’ Equity	$43,896	$52,205

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Revenues
Behavioral health managed care services	$9,760	$—	$26,525	$—
Healthcare services	2,260	1,071	5,692	2,896

Total revenues	12,020	1,071	32,217	2,896

Operating Expenses
Behavioral health managed care expenses	9,373	—	25,874	—
Cost of healthcare services	611	167	1,370	600
General and adminstrative expenses	11,760	10,032	34,592	28,089
Impairment loss	2,387	—	2,387	—
Research and development	689	773	2,429	2,077
Depreciation and amortization	673	311	1,830	940

Total operating expenses	25,493	11,283	68,482	31,706

Loss from operations	(13,473)	(10,212)	(36,265)	(28,810)
Other non-operating expense, net	3	—	32	—
Interest income	271	384	1,179	1,293
Interest expense	(622)	—	(1,736)	—

Loss before provision for income taxes	(13,821)	(9,828)	(36,790)	(27,517)
Provision for income taxes	22	1	48	2

Net loss	$(13,843)	$(9,829)	$(36,838)	$(27,519)

Net loss per share — basic and diluted	$(0.31)	$(0.25)	$(0.83)	$(0.70)

Weighted average number of shares outstanding — basic and diluted	44,419	39,744	44,131	39,468

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
	September 30,
(In thousands)	2007	2006

Operating activities
Net loss	$(36,838)	$(27,519)
Adjustments to reconcile net loss to net cash used in operating activities :
Depreciation and amortization	1,830	940
Amortization of debt discount and issuance cost, included in interest expense	809	—
Provision for doubtful accounts	108	148
Deferred rent	28	84
Share-based compensation expense	1,979	2,506
Impairment loss	2,387	—
Changes in current assets and liabilities, net of business acquired:
Receivables	(805)	(617)
Prepaids and other current assets	115	(93)
Accrued claims payable	2,948	—
Accounts payable	(1,752)	2,619

Net cash used in operating activities	(29,191)	(21,932)

Investing activities
Purchases of marketable securities	(40,738)	(19,454)
Proceeds from sales and maturities of marketable securities	70,292	41,448
Cash paid related to acquisition of a business, net of cash acquired	(4,760)	—
Restricted cash	(6)	(48)
Purchases of property and equipment	(665)	(972)
Deposits and other assets	234	25
Cost of intangibles	(263)	(133)

Net cash provided by investing activities	24,094	20,866

Financing activities
Cost related to issuance of common stock	(230)	—
Cost related to issuance of debt and warrants	(303)	—
Proceeds from issuance of long term debt	10,000	—
Capital lease obligations	(128)	—
Exercises of stock options and warrants	1,870	1,303

Net cash provided by financing activities	11,209	1,303

Net increase in cash and cash equivalents	6,112	237
Cash and cash equivalents at beginning of period	5,701	3,417

Cash and cash equivalents at end of period	$11,813	$3,654

Supplemental disclosure of cash paid
Interest	$654	$—
Income taxes	36	3
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$232	$378
Common stock issued for intellectual property	—	738
Property and equipment acquired through capital leases and other financing	238	—
Common stock issued for acquisition of Woodcliff Healthcare Investment Partners , LLC	2,084	—
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
     On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 50.25% and 50.05% of the outstanding shares of CompCare based on shares outstanding as of January 12, 2007 and September 30, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We began consolidating CompCare’s accounts on January 13, 2007. See further discussion in Note 3 — “Acquisition of Woodcliff and Controlling Interest in CompCare”.
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
     All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2006 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2007.
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
Revenue Recognition
     Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of CompCare’s revenue, or $9.5 million and $25.7 million, respectively, for the three months ended September 30, 2007 and the period January 13 through September 30, 2007. The remaining balance of CompCare’s revenues are earned on a fee-for-service basis and is recognized as services are rendered.

Managed Care Expense Recognition
     Managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR). See “Accrued Claims Payable” for a discussion of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis. CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. CompCare then determines whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of its employees. If all of these requirements are met, the claim is entered into CompCare’s claims system for payment.
Accrued Claims Payable
     The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for claims IBNR to CompCare. The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes that the unpaid claims liability of $5.5 million as of September 30, 2007 is adequate.
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
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data. Although historically CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in CompCare’s favor. If a rate increase is not granted, CompCare has the ability, in most cases, to terminate the contract as described above and limit its risk to a short-term period.
     On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2007, CompCare identified one possible loss contract and entered into negotiations to obtain a rate increase from the client. In addition, rates paid to some providers were adjusted to reduce healthcare costs. At September 30, 2007, CompCare believes no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $2.9 million.
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
     Common equivalent shares, consisting of 7,375,000 and 7,292,000 of incremental common shares as of September 30, 2007 and 2006, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation
     The Hythiam, Inc. 2003 Stock Incentive Plan, as amended, and 2007 Stock Incentive Plan (the Plans) provide for the issuance of up to 9 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. At September 30, 2007, we had 6,231,000 vested and unvested stock options outstanding and 1,957,000 shares reserved for future awards.
     Total share-based compensation expense on a consolidated basis amounted to $583,000, $2.0 million, $1.1 million and $2.5 million for the three and nine months ended September 30, 2007 and 2006, respectively.
      Stock Options — Employees and Directors
     On January 1, 2006, we adopted SFAS 123 (Revised 2004), “Share-Based Payment"(SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123R, we accounted for shared-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.
     We adopted SFAS 123R using the modified prospective method, which requires the application of the new accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for the three and nine months ended September 30, 2007 was $583,000 and $1.7 million, respectively, which impacted our basic and diluted loss per share by $0.01 and $0.04 respectively, compared to $577,000 and $1.5 million, respectively, which impacted our basic and diluted loss per share by $0.01 and $0.04, respectively, in the same periods last year.
     Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
     During the three and nine months ended September 30, 2007 and 2006, we granted options for 213,000, 587,000, 604,000 and 1,224,000 shares, respectively, at the weighted average per share exercise price of $7.19, $7.82, $4.86 and $5.70 respectively, the fair market value of our common stock at the dates of grants. Options granted generally vest over five years.

Employee and director stock option activity for the three and nine months ended September 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	5,828,000	$4.32

Granted	332,000	8.29
Transfer *	(120,000)	7.20
Exercised	(324,000)	3.38
Cancelled	(20,000)	7.59

Balance, March 31, 2007	5,696,000	4.53

Granted	42,000	7.34
Transfer *	(25,000)	5.83
Exercised	(6,000)	6.42
Cancelled	(51,000)	6.69

Balance, June 30, 2007	5,656,000	4.53

Granted	213,000	7.19
Transfer *	(100,000)	2.50
Exercised	(152,000)	2.51
Cancelled	(55,000)	6.51

Balance, September 30, 2007	5,562,000	$4.70

*	Option transfer due to status change from employee to non-employee.
     The estimated fair value of options granted to employees and directors during the three and nine months ended September 30, 2007 and 2006 was $3.0 million, $995,000, $1.8 million, and $4.2 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	66%	58%	66%	58%
Risk-free interest rate	4.50%	4.99%	4.55%	4.73%
Weighted average expected lives in years	6.5	6.5	6.5	6.5
Expected dividend yield	0%	0%	0%	0%
     The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2007 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
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
     As of September 30, 2007, there was $8.5 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.

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
     During the three and nine months ended September 30, 2007 and 2006, we granted options and warrants for 25,000, 65,000, 150,000 and 265,000 shares, respectively, to non-employees at weighted average prices of $7.31, $7.47, $5.08 and $5.75, respectively. For the three and nine months ended September 30, 2007 and 2006, the share-based expense relating to stock options and warrants granted to non-employees was $1,000, $136,000, $416,000 and $837,000 respectively.
     Non-employee stock option and warrant activity for the three and nine months ended September 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2006	1,395,000	$3.72

Granted	15,000	8.00
Transfer *	120,000	7.20
Exercised	(6,000)	3.77
Cancelled	(3,000)	7.00

Balance, March 31, 2007	1,521,000	4.03

Granted	25,000	7.32
Transfer *	25,000	5.83
Exercised	(8,000)	5.72
Cancelled	(15,000)	8.00

Balance, June 30, 2007	1,548,000	4.07

Granted	25,000	7.31
Transfer *	100,000	2.50
Exercised	(64,000)	4.97
Cancelled	(24,000)	5.04

Balance, September 30, 2007	1,585,000	$3.97

*	Option transfer due to status change from employee to non-employee.
      Common Stock
     During the three and nine months ended September 30, 2007 and 2006, we issued 16,000, 30,000, 12,000 and 51,000 shares of common stock, respectively, for consulting services, valued at $128,000, $239,000, $58,000 and $326,000, respectively. These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. Share-based expense (benefit) relating to all common stock issued for consulting services was ($34,000), $61,000, $77,000 and $154,000 for the three and nine month periods ended September 30, 2007 and 2006, respectively.

      Employee Stock Purchase Plan
     In June 2006, we established a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of September 30, 2007, there were 11,868 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $6,000 and $14,000, respectively, for the three and nine month periods ended September 30, 2007. There was no expense in 2006 associated with the ESPP.
      Stock Options — CompCare Employees, Directors and Consultants
     CompCare’s 1995 Incentive Plan and 2002 Incentive Plan (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. Options for NSOs may be granted for terms of up to 13 years. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% in the case of other options. The Plans also provide for the full vesting of all outstanding options under certain change of control events. As of September 30, 2007, under the 2002 Plan, there were 500,000 options available for grant and there were 460,000 options outstanding, of which 440,000 are exercisable. Additionally, as of September 30, 2007, under the 1995 Plan, there were 485,375 options outstanding and exercisable. The 1995 Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.
     CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee. Upon joining the CompCare Board, directors receive an initial grant of 25,000 options. Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting. As of September 30, 2007, under the CompCare Directors’ Plan, there were 783,000 shares available for option grants and there were 118,000 options outstanding and exercisable.
     CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. As a result of adopting SFAS 123R, share-based compensation expense recognized for employees and directors for the three months ended September 30, 2007 and for the period January 13 through September 30, 2007 was $27,000 and $56,000, respectively,
     CompCare stock option activity for the three month period ended September 30, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, June 30, 2007	1,009,000	$1.33
Granted	120,000	1.11
Exercised	—	—
Cancelled	(65,000)	1.68

Balance, September 30, 2007	1,064,000	$1.28

     Stock options totaling 120,000 were granted to CompCare board of director members or employees during the three month period ended September 30, 2007 and for the period January 13 through September 30, 2007 at a weighted average grant-date fair value of $0.79. A total of 37,500 options were exercised during the period January 13 through September 30, 2007, which had a total intrinsic value of $13,000. During the three months ended September 30, 2007, 65,000 stock options granted to board of director members expired unexercised. For the period January 13 through September 30, 2007, 120,000 stock options granted to certain CompCare board of director members and employees, respectively, were cancelled due to the recipients’ resignation from the CompCare board of directors or CompCare.

     The following table lists the assumptions utilized in applying the Black-Scholes valuation model. CompCare uses historical data to estimate the expected term of the option. Expected volatility is based on the historical volatility of the CompCare’s traded stock. CompCare did not declare dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend. The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

	Three Months	For the period
	Ended	Jan 13 through
	September 30,	September 30,
	2007	2007
Expected volatility	110%	110%
Risk-free interest rate	4.87%	4.87%
Weighted average expected lives in years	3.3	3.3
Expected dividend yield	0%	0%
Goodwill and Other Intangible Assets
     In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. As discussed in Note 3 — Acquisition of Woodcliff and Controlling Interest in CompCare, we believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized, but instead is subject to impairment tests.
     The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
		Health
	Healthcare	Managed
	Services	Care	Total
Balance as of January 1, 2007	$—	$—	$—
Goodwill — CompCare acquisition (Note 3)	10,281,000	493,000	10,774,000

Balance as of September 30, 2007	$10,281,000	$493,000	$10,774,000

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
     As of September 30, 2007, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,251,000	$(771,000)	$3,480,000	12 to 20
Managed care contracts (Note 3)	831,000	(197,000)	634,000	3 to 7
Provider networks, NCQA (Note 3)	1,305,000	(377,000)	928,000	2 to 3

	$6,387,000	$(1,345,000)	$5,042,000

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
     Estimated amortization expense for intangible assets for the current year and each of the next four years ending December 31, is as follows:

2007	$262,000
2008	$962,000
2009	$857,000
2010	$267,000
2011	$242,000
Minority Interest
     Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed in Note 3, we acquired a majority controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 50.05% of CompCare’s common stock as of September 30, 2007 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). Our ownership percentage as of September 30, 2007 has decreased from the 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 49.95% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The unrecorded minority stockholders’ interest in net loss amounted to $1.2 million during the period January 13 through September 30, 2007. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.
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
Note 3. Acquisition of Woodcliff and Controlling Interest in CompCare
     On January 12, 2007, we acquired all of the outstanding membership interests of Woodcliff in exchange for $9 million in cash and 215,053 shares of our common stock. The purchase price was equal to $667.27 per share of preferred stock and $0.80 per share of common stock of CompCare owned by Woodcliff. Woodcliff had no other assets or liabilities at the date of the acquisition. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning approximately 50.25% and 50.05% of the outstanding shares of common stock of CompCare based on shares outstanding at January 12, 2007 and September 30, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We have anti-dilution protection and the right to designate a majority of the board of directors of CompCare. In addition, CompCare is required to obtain our consent for a sale or merger involving a material portion of CompCare’s assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. The acquisition was accounted for as a purchase, and we began consolidating CompCare’s results of operations on January 13, 2007. The remaining ownership interest in CompCare will be accounted for as minority interest.
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
     Assuming the acquisition had occurred January 1, 2006, revenues, net loss and net loss per share would have been $5.2 million, $10.7 million and $0.27 for the three months ended September 30, 2006. Under the same assumption, revenues, net loss and net loss per share would have been $33.3 million, $37.2 million, and $0.84 for the nine months ended September 30, 2007, and $17.1 million, $29.9 million and $0.75 for the nine months ended September 30, 2006, respectively. This pro forma information does not purport to represent what our actual results of operations would have been if the acquisition had occurred as of the dates indicated or what results would be for any future periods.
Note 4. Intellectual Property
     In August 2003, we acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva Capital, LLC, a company owned and controlled by our chief executive officer and substantial shareholder, through a foreclosure sale in satisfaction of debt owed to Reserva by a medical technology development company, XINO Corporation (XINO). We paid approximately $314,000 in cash and agreed to issue 360,000 shares of our common stock to XINO at a future date conditional upon the occurrence of certain events, including a full release of claims by all of XINO’s creditors.
     In December 2005 we determined that the opiate patent would not be utilized in our business plan and we recorded an impairment loss of $272,000 to write off the unamortized balance of the capitalized costs of intellectual property relating to the opiate patent. Since the 360,000 shares issued to XINO had been subject to a stock pledge agreement and their release was conditional on certain events that had not occurred, the shares were treated as issued but not outstanding for financial reporting purposes, and the fair market value of these shares were not recorded in our financial statements.
     On August 8, 2007, we reached an agreement with XINO to release 310,000 of the 360,000 shares of our common stock previously issued to XINO. In consideration for a full release from the stock pledge agreement, XINO relinquished 50,000 of the previously issued shares and has agreed not to sell or transfer any of its 310,000 shares for a period of time following the settlement agreement. We have recorded the fair market value of the 310,000 shares issued as an additional impairment loss amounting to $2.4 million, based on the closing stock price of $7.70 per share on August 8, 2007, for the three month period ending September 30, 2007. Additionally, these shares will be accounted for in our earnings per share calculation on a prospective basis.

Note 5. Long-Term Debt
     On January 17, 2007, in connection with the Woodcliff acquisition, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to 249,750 shares of our common stock (together, the Financing). Highbridge owns approximately 685,000 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The current interest rate in effect at September 30, 2007 was 10.75%. The note is redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and is redeemable at the option of Highbridge beginning on July 17, 2008.
     The Highbridge note restricts debt offerings so that we are only able to issue unsecured, subordinated debt so long as the principal payments are beyond the maturity of the Highbridge debt (January 15, 2010), and the interest rate is not greater than the Highbridge rate (Prime+2.5%). The debt cannot have call rights during the Highbridge term and Highbridge must consent to the issuance of new debt.
     The warrant has a term of five years, and is exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. Pursuant to an anti-dilution adjustment clause in the note, the exercise price of the warrant will be reduced and the number of shares will be adjusted if we sell or are deemed to have sold shares at a price below $12.01 per share, and will be proportionately adjusted for stock splits or dividends. Similarly, if we were to issue convertible debt, the anti-dilution adjustment would also be triggered should the conversion price be less than $12.01.
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
     Total funds received of $10,000,000 were allocated to the warrant and the senior secured note in the amounts of $1,380,000 and $8,620,000, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant is being treated as a discount to the note and is being amortized to interest expense over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note using the effective interest method. As of September 30, 2007, the unamortized discount on the senior secured notes is approximately $754,000. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which have been allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments, and are being deferred and amortized over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note.
     As discussed more fully in Note 10 — Subsequent Events, we entered into a Redemption Agreement with Highbridge to redeem $5 million in principal related to the senior secured notes as part of the securities offering completed on November 7, 2007.
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
     The following table shows the total principal amount, related interest rates and maturities of long-term debt. No principal payments on our debt are due within one year as of September 30, 2007:

Senior secured note due January, 2010, interest payable quarterly at prime plus 2.5%, net of $754,000 unamortized discount	$9,246,000
7.5% Convertible subordinated debentures due April, 2010, interest payable semi-annually, net of $208,000 unamortized discount (1)	2,036,000

Total Long-Term Debt	$11,282,000

(1)	At September 30, 2007, the debentures are convertible into 15,051 shares of CompCare common stock at a conversion price of $149.09 per share.
Note 6. Segment Information
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
     We evaluate segment performance based on total assets, revenues and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the three and nine months ended September 30, 2007.
     Summary financial information for our two reportable segments are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Behavioral health managed care services (1)
Revenues	$9,760,000	$—	$26,525,000	$—
Loss before provision for income taxes	(1,082,000)	—	(2,983,000)	—
Assets *	9,936,000	—	9,936,000	—

Healthcare services
Revenues	$2,260,000	$1,071,000	$5,692,000	$2,896,000
Loss before provision for income taxes	(12,740,000)	(9,828,000)	(33,808,000)	(27,517,000)
Assets *	33,960,000	34,365,000	33,960,000	34,365,000

Consolidated operations
Revenues	$12,020,000	$1,071,000	$32,217,000	$2,896,000
Loss before provision for income taxes	(13,822,000)	(9,828,000)	(36,791,000)	(27,517,000)
Total Assets *	43,896,000	34,365,000	43,896,000	34,365,000

*	Assets are reported as of September 30.

(1)	Results for nine months in this segment represent the period January 13 through September 30, 2007.
Note 7. Major Customers/Contracts
     For the three months ended September 30, 2007 and the period January 13 through September 30, 2007, 88% and 87%, respectively, of revenue in our behavioral health managed care services segment (71% and 72%, respectively, of consolidated revenues for the three and nine months ended September 30, 2007) was concentrated in CompCare’s contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana HMO contract discussed below.
     CompCare experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO effective December 31, 2005. This HMO had been a customer since March 2001. This contract provided that CompCare, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. As of September 30, 2007 there were no further reinsurance amounts due from the state reinsurance program. The remaining accrued reinsurance claims payable amount of $2.5 million at September 30, 2007 is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare. In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim. If there is no appeal received by CompCare within the prescribed amount of time, CompCare may not be required to make any further payments related to such claims. At September 30, 2007, CompCare management believes no further unpaid claims remain, but has not reduced the claims liability since the statutory time limits have not expired relating to such claims. Any adjustment to the reinsurance claims liability before December 31, 2007 would be accounted for by us as an adjustment to the purchase price allocation related to the Woodcliff acquisition and result in an adjustment to Goodwill. Any adjustment in the reinsurance claims liability subsequent to December 31, 2007 would be accounted for in our statement of operations in the period in which the adjustment is determined.
     In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $3.8 million or 39% of behavioral health managed care services revenues for the three months ended September 30, 2007, and $10.9 million or 41% of such revenues for the period January 13 through September 30, 2007 (or 32% and 34% of consolidated revenues for the three and nine month period ended September 30, 2007, respectively), and is for an initial term of two years with subsequent extensions by mutual written agreement. Termination of the contract by either party may only be effected by reason of failure to perform that has not been corrected within agreed upon timeframes.
     CompCare’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice. Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.

Note 8. Related Party Transactions
     Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the nine months ended September 30, 2007 and 2006, we paid or accrued $114,000 and $138,000, respectively.
     In February 2006, we entered into an agreement with CompCare whereby CompCare would have the exclusive right to market our substance abuse disease management program to its current and certain mutually agreed upon prospective clients. The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications. Under the agreement, CompCare pays us license and service fees for each enrollee who is treated. As of September 30, 2007, there had been no material transactions resulting from this agreement. On January 12, 2007, we acquired a controlling interest in CompCare.
Note 9. Commitments and Contingencies
     In connection with a new behavioral managed care contract with an Indiana HMO, CompCare is required to maintain a performance bond in the amount of $1.0 million.
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
Note 10. Subsequent Event
     On November 7, 2007, we entered into securities purchase agreements with select institutional investors in a registered direct offering, in which we issued an aggregate of approximately 9.6 million shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46 million, before related fees and offering expenses. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. The fair value of the warrants at the date of issue is estimated at $6.3 million. We are currently in the process determining the appropriate accounting treatment for the warrants as to whether they should be accounted for as a liability or in equity. The shares and the warrants were sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 6, 2007 and declared effective on October 5, 2007. We intend to use the proceeds of the registered direct common stock offering for working capital and general corporate purposes.
     Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge, which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a Redemption Agreement entered into with Highbridge on November 7, 2007. The $350,000 is included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount being redeemed will be recognized as a loss on extinguishment of debt in our statement of operations during the fourth quarter of 2007. We currently estimate this loss to be approximately $740,000.
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
CompCare Acquisition
     Effective January 12, 2007, we acquired a 50.25% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff). Our consolidated financial statements include the business and operations of CompCare subsequent to this date.
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
Operations
Healthcare Services
     Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA treatment programs, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the initial training and start-up services associated with new licensing agreements, plus fees for the licensed technology and related services generally on a per patient basis. As of September 30, 2007, we had approximately 100 licensed commercial sites throughout the United States, an increase of 62% and 71% over the number of licensed sites at December 31, 2006 and September 30, 2006, respectively. During the three and nine months ended September 30, 2007, 52 and 62 of these sites, respectively, were treating patients. During the current quarter, we continued to increase our market penetration by entering into license agreements for 16 new sites.
     We launched a new nationwide team of field personnel in early 2007 to increase the awareness and benefits of PROMETA among physicians and other healthcare professionals specializing in the treatment of substance dependence, and we believe that the number of patients treated by our licensees will increase over time as a result of these efforts.
     PROMETA Centers
     We manage the business components of the medical practice at PROMETA Centers in Santa Monica and San Francisco, California, pursuant to a business service management agreement, and license the PROMETA treatment programs and use of the name in exchange for management and licensing fees. The practice has a focus on offering treatment with the PROMETA treatment programs for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The San Francisco PROMETA Center opened in January 2007. The financial results of these two PROMETA Centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In addition, we have a licensing and administrative services agreement with the Canterbury Institute, LLC (Canterbury), which manages a PROMETA Center medical practice opened in New Jersey in January 2007. As part of the agreement, we will receive a 10% share of Canterbury’s profits in each Canterbury licensed center, in addition to fees for licensing and administrative services. Revenues from the PROMETA Centers and other managed medical practices accounted for approximately 30% of our healthcare service revenues for the three and nine months ended September 30, 2007, respectively.
     Research and Development
     To date, we have spent approximately $8.3 million related to research and development, including $690,000 and $2.4 million in the three and nine months ended September 30, 2007, respectively, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence. We plan to spend an additional $600,000 for the remainder of 2007, and approximately $2.3 million in 2008 for unrestricted research grants and commercial pilots.
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
     International
     We have expanded our operations in Europe, and our international operations have accounted for $522,000 and $874,000, respectively, for the three and nine months ended September 30, 2007.
     Recent Developments
     On November 1, 2007, we announced the top line results of a randomized, double-blind placebo-controlled study conducted by addiction expert and Board Certified Psychiatrist Dr. Harold C. Urschel, III, M.D., M.M.A. The 30-day study on cravings and neurocognition was a follow-up to Dr. Urschel’s 90-day open-label study on the effects of the PROMETA treatment program in treatment-seeking, methamphetamine-dependent subjects. The resulting data showed a statistically significant reduction in methamphetamine cravings with the PROMETA treatment program. Results from the 88 subjects who completed the study protocol showed that the PROMETA treatment program was superior to placebo in reducing cravings for methamphetamine. All craving measures declined for both groups, however results for the PROMETA treatment program group were numerically superior to the placebo group at the end of the study for all measures. Dr. Urschel believes that this is the first study to show statistically significant reduction of cravings over placebo in treatment-seeking, methamphetamine-dependent subjects. These placebo-controlled outcomes confirmed the findings in a prior study by Dr. Urschel, which showed that there was an immediate reduction of cravings within the one-month treatment period.
     Dr. Urschel’s prior study was published in the Mayo Clinic Proceedings medical journal published in their October installment and was an open-label study of the pharmacological component of the PROMETA treatment program for methamphetamine dependence. The study found that this component of the PROMETA treatment program reduced methamphetamine cravings and use. The Mayo Clinic Proceedings journal is a peer-reviewed publication of the Mayo Clinic in Rochester, Minnesota. According to the publication, 85% of the study’s 50 participants adhered to the 4-week treatment program and the majority completed the entire 12-week study even though they were not provided additional medication, specific drug-abuse counseling, or psychotherapy during the 8-week follow-up period. Subjects experienced a statistically significant reduction in cravings for methamphetamine with no adverse events from the treatment. Ninety-seven percent of those who completed the study reported a reduction in frequency of cravings, with an average reduction of 66%. Additionally, a significant reduction of methamphetamine use was also observed. A complete analysis that attributed the value of the most recent urine drug screen to missing days of data showed a 66% reduction in methamphetamine use days from 80% of the 90 days prior to the first infusion, to only 27% of the 84 days following the first infusion.
     On August 8, 2007, we reached an agreement with XINO Corporation to release 310,000 of the 360,000 shares of our common stock previously issued to XINO in 2003 in connection with our acquisition of a patent for a treatment method for opiate addiction, which shares have been subject to a stock pledge agreement pending the resolution of certain contingencies. In consideration for a full release from the stock pledge agreement, XINO relinquished 50,000 of the previously issued shares and has agreed not to sell or transfer any of its 310,000 shares for a period of time following the settlement agreement. In December 2005, we had recorded an impairment charge of $272,000 to fully write off the unamortized capitalized costs of intellectual property relating to the opiate patent for which these shares were originally issued after we determined that it would not be utilized in our business plan. Since the 360,000 shares had been subject to a stock pledge agreement and their release was conditional on certain events that had not occurred, the shares were treated as issued but not outstanding for financial reporting purposes, and the fair market value of these shares were not recorded. As a result of the settlement agreement, we have recorded the fair market value of the 310,000 shares issued as an additional impairment loss amounting to $2.4 million, based on the closing stock price of $7.70 per share on August 8, 2007, for the three month period ending September 30, 2007. Additionally, these shares will be accounted for in our earnings per share calculation on a prospective basis.
     On November 7, 2007, we entered into securities purchase agreements with select institutional investors in a registered direct offering, in which we issued an aggregate of approximately 9.6 million shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46 million, before related fees and offering expenses. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. The fair value of the warrants at the date of issue is estimated at $6.3 million. We are currently in the process determining the appropriate accounting treatment for the warrants as to whether they should be accounted for as a liability or in equity. The shares and the warrants were sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 6, 2007 and declared effective on October 5, 2007. We intend to use the proceeds of the registered direct common stock offering for working capital and general corporate purposes.
     Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge, which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a Redemption Agreement entered into with Highbridge on November 7, 2007. The $350,000 will be included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount being redeemed will be recognized as a loss on extinguishment of debt in our statement of operations during the fourth quarter of 2007. We currently estimate this loss to be approximately $740,000.
Behavioral Health Managed Care Services
     Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services. Approximately $9.5 million, or 97% of CompCare’s revenues for the three months ended September 30, 2007 and $25.7 million, or 97% for the period January 13 through September 30, 2007 were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.
     Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract is anticipated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of CompCare’s anticipated annual revenues.
     Seasonality of Business
     Historically, CompCare’s managed care plans have experienced increased member utilization during the months of March, April and May, and consistently lower utilization by members during the months of June, July, and August. Such variations in member utilization impact the costs of care during these months, generally having a negative impact on gross margins and operating profits during the former period, and a positive impact on gross margins and operating profits during the latter period. Member utilization costs have been higher than expected during the period January 13 through September 30, 2007, and CompCare is attempting to address the high utilization costs incurred through rate increases with certain clients. The managed care plans may continue to experience increased utilization costs in subsequent quarters.
     Concentration of Risk
     For the three months ended September 30, 2007 and for the period January 13 through September 30, 2007, 88% and 87%, respectively, of behavioral health managed care services revenue (or 71% and 72%, respectively, of our consolidated revenues for the three and nine months ended September 30, 2007) was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana Medicaid HMO contract, which represented approximately 39% and 41% of behavioral health managed care services revenue for the three months ended September 30, 2007 and for the period January 13 through September 30, 2007, respectively (or 32% and 34% of our consolidated revenues for the three and nine months ended September 30, 2007, respectively). The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would have an adverse impact on the financial condition of CompCare.
     Recent Developments
     On July 19, 2007, CompCare received a notice of termination from an existing client in Texas, which, if CompCare is not successful in resolving differences or obtaining an extension, will result in termination effective November 30, 2007. This client accounted for approximately 8% of behavioral health managed care services revenues for the period January 13 through September 30, 2007 and has been a customer since 1998.
     On August 1, 2007, CompCare began providing behavioral healthcare services to approximately 23,000 Medicare members of an existing client in Pennsylvania. Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.
     One of CompCare’s existing commercial health plan clients in Indiana has decided to exit the group health plan business. Beginning January 1, 2008 and throughout the remainder of 2008, this health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans. This health plan accounted for approximately 5.1%, or $1.4 million, of CompCare’s revenues for the period January 13 through September 30, 2007.
     CompCare has entered into negotiations with its major Indiana HMO client to obtain a rate increase to offset higher than expected costs of utilization. CompCare has been verbally informed that an increase will be granted effective January 1, 2008. The amount of the rate increase is yet to be determined at this time.
     CompCare’s Chief Executive Officer, Mary Jane Johnson, has advised CompCare of her resignation, effective December 14, 2007. She will take an early retirement for health reasons. Her resignation falls within one year of the January 12, 2007 change in ownership of the CompCare, which according to her employment agreement entitles her to a severance benefit of two years’ salary.
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
     For behavioral health managed care services, our largest expense is CompCare’s cost of behavioral health managed care services that it provides, which is based primarily on its arrangements with healthcare providers. Since CompCare’s costs are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, CompCare’s profitability depends on its ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums it receives under capitation arrangements. Providing services on a capitation basis exposes CompCare to the risk that its contracts may ultimately be unprofitable if CompCare is unable to anticipate or control healthcare costs. Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Management’s Discussion and Analyses of Financial Condition and Results of Operations — Critical Accounting Estimates.”

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
RESULTS OF OPERATIONS
Table of Summary Consolidated Financial Information
     The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2007	2006	2007	2006

Revenues
Behavioral health managed care services	$9,760	$—	$26,525	$—
Healthcare services	2,260	1,071	5,692	2,896

Total revenues	12,020	1,071	32,217	2,896

Operating Expenses
Behavioral health managed care expenses	9,373	—	25,874	—
Cost of healthcare services	611	167	1,370	600
General and adminstrative expenses	11,760	10,032	34,592	28,089
Impairment loss	2,387	—	2,387	—
Research and development	689	773	2,429	2,077
Depreciation and amortization	673	311	1,830	940

Total operating expenses	25,493	11,283	68,482	31,706

Loss from operations	(13,473)	(10,212)	(36,265)	(28,810)

Other non-operating expense, net	3	—	32	—
Interest income	271	384	1,179	1,293
Interest expense	(622)	—	(1,736)	—

Loss before provision for income taxes	$(13,821)	$(9,828)	$(36,790)	$(27,517)

Summary of Consolidated Operating Results
     For the three months ended September 30, 2007, the loss before provision for income taxes amounted to $13.8 million compared to a net loss of $9.8 million for the same period in 2006. For the nine months ended September 30, 2007, the loss before provision for income taxes amounted to $36.8 million compared to a net loss of $27.5 million for the same period in 2006. The increased loss in both periods is due mainly to higher operating expenses, partially offset by an increase in revenues. We acquired a majority controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment. Approximately $1.1 million and $3.0 million of the loss before provision for income taxes for the three and nine months ended September 30, 2007, respectively, is attributable to CompCare’s operations.

     Excluding the impact of CompCare, our healthcare services revenues increased by $1.2 million and $2.8 million (111% and 97%, respectively), for the three and nine months ended September 30, 2007 compared to the same periods in 2006. The increase in both periods was due to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Centers, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with third-party payers.
     Excluding the impact of CompCare, total operating expenses for the three and nine months ended September 30, 2007 increased by approximately $3.4 million and $7.3 million, respectively, when compared to the same periods in 2006. The increases in both periods was due mainly to the $2.4 million impairment loss related to the settlement reached with Xino Corporation (as discussed more fully in “Healthcare Services” below), the launching of our new sales field organization, the expansion in number of licensees, the strengthening and expansion in our management and support teams, the funding of clinical research studies and investment in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.
     As discussed above, CompCare’s managed care plans typically experience lower member utilization during the months of June, July and August, which accounts for the lower percentage of claims and other expense relative to revenues for behavioral health managed care contracts. Total share based compensation expense amounted to $583,000 and $2.0 million for the three and nine months ended September 30, 2007, respectively, compared to $1.1 million and $2.5 million for the three and nine months ended September 30, 2006, respectively.
     We incurred approximately $541,000 and $1.5 million of interest expense during the three and nine months ended September 30, 2007 associated with the CompCare acquisition-related financing with Highbridge that consisted of the issuance of a $10 million senior secured note and warrants to purchase up to 249,750 shares of our common stock.
Reconciliation of Segment Results
     The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2007	2006	2007	2006

Healthcare services	$(12,740)	$(9,828)	$(33,808)	$(27,517)
Behavioral health managed care services	(1,082)	—	(2,983)	—

Loss before provision for income taxes	$(13,822)	$(9,828)	$(36,791)	$(27,517)

Healthcare Services
     The following table summarizes the operating results for healthcare services for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
(In thousands, except patient treatment data)	September 30,		September 30,
	2007	2006	2007	2006

Revenues
U.S. licensees	$987	$736	$2,915	$1,982
PROMETA Centers	676	303	1,753	882
Other revenues	597	32	1,024	32

Total revenues	2,260	1,071	5,692	2,896

Operating Expenses
Cost of healthcare services	611	167	1,369	600
General and administrative expenses
Salaries and benefits	5,613	3,711	16,669	11,149
Other expenses	4,942	6,321	15,022	16,940
Impairment loss	2,387	—	2,387	—
Research and development	690	773	2,430	2,077
Depreciation and amortization	432	311	1,148	940

Total operating expenses	14,675	11,283	39,025	31,706

Loss from operations	(12,415)	(10,212)	(33,333)	(28,810)

Interest income	227	384	1,066	1,293
Interest expense	(552)	—	(1,541)	—

Loss before provision for income taxes	$(12,740)	$(9,828)	$(33,808)	$(27,517)

PROMETA Patients treated
U.S. licensees	146	119	393	321
PROMETA Centers	65	32	182	101
Other	56	5	98	5

	267	156	673	427

Average revenue per patient treated (1)
U.S. licensees	$4,941	$6,181	$5,632	$6,049
PROMETA Centers	8,682	9,459	8,715	8,729
Other	6,686	6,480	5,354	6,480
Overall average	6,218	6,863	6,425	6,688

(1)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.
Revenues
     Revenues for the three months ended September 30, 2007 increased $1.2 million, or 111% compared to the three months ended September 30, 2006, and increased sequentially by $79,000, or 4%, over the second quarter of 2007. The increase was attributable to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Centers, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with third-party payers. The number of patients treated increased by 71% in the third quarter 2007 compared to 2006. The number of licensed sites that contributed to revenues increased to 52 in the three months ending September 30, 2007 from 29 in the three months ending September 30, 2006, including two new PROMETA Centers that were opened in San Francisco and New Jersey in January 2007. The average revenue per patient treated at U.S. licensed sites in the third quarter 2007 decreased compared to 2006 due to higher average discounts granted by our licensees, while the average revenue per patient at the PROMETA Centers did not materially change. The higher average discounts resulted principally from the launch of a patient assistance program with our licensees, new site training and business development initiatives. The average revenue for patients treated at the PROMETA Centers is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements. Other revenues in 2007 consisted of revenues from our international operations and third-party payers.
     For the nine months ended September 30, 2007, our net revenues increased by $2.8 million, or 97%, from $2.9 million in the same period last year, due to an increase in the number of patients treated across all of our markets and expansion of the number of contributing licensees. During the nine months ended September 30, 2007, the number of patients treated increased by 58% and the number of licensed sites contributing to revenue increased to 62 compared to 34 sites in the same period last year. Our overall average revenue per patient treated during the nine months ended September 30, 2007 decreased slightly at U.S. licensees and remained relatively unchanged for the PROMETA Centers.
Operating Expenses
     Our total operating expenses increased by $3.4 million and $7.3 million, respectively, in the three and nine months ended September 30, 2007 compared to the same periods in 2006, as we incurred a $2.4 million impairment loss related to the settlement reached with Xino Corporation, launched our new sales field organization, expanded the number of licensees, strengthened and expanded our management and support teams, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.
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
     General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including support and occupancy costs, outside services and marketing. General and administrative expenses increased by $522,000 and $3.6 million, respectively, during the three and nine months ended September 30, 2007 compared to the same periods in 2006, due mainly to an increase in salaries and benefits expenses and support and occupancy costs, partially offset by reductions in certain outside services costs and advertising expenses. Salaries and benefits expenses increased by $1.9 million and $5.5 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006, due to the increase in personnel from 103 employees at September 30, 2006 to approximately 169 employees at September 30, 2007, as we have added managers and staff in the field to support our licensed sites, increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, increased by $615,000 and $2.1 million, respectively, in the three and nine months ended September 30, 2007 compared to the same periods in 2006 due to the growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth. Costs related to outside services, such as audit, legal, investor relations, marketing, business development and other consulting expenses and non-cash stock-based compensation charges for services received from non-employees, decreased by $1.3 million and $2.1 million, respectively, for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Advertising expense declined by $723,000 and $1.9 million, respectively, in the three and nine months ended September 30, 2007 compared to the same periods in 2006, primarily due to increased costs for a drug addiction awareness campaign for PROMETA in the first half of 2006.
     The impairment loss of $2.4 million recorded in the three months ended September 30, 2007 resulted from the agreement reached with XINO Corporation to release 310,000 of the 360,000 shares of our common stock previously issued to XINO in 2003 in connection with our acquisition of a patent for a treatment method for opiate addition, which has never been utilized in our business plan (see “Recent Developments”).
     Research and development expense decreased by $83,000 for the three months ended September 30, 2007 compared to the same period in 2006. However, such costs increased by $353,000 in the nine months ended September 30, 2007 compared to the same period in 2006 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA treatment programs and the commencement of additional commercial pilot studies. We plan to spend approximately $600,000 for the remainder of 2007 for such studies.

Interest Income
     Interest income for both the three and nine month periods ending September 30, 2007 decreased compared to the same periods in 2006 due primarily to a decrease in the invested balance of marketable securities.
Interest Expense
     Interest expense primarily relates to the $10 million senior secured note issued on January 17, 2007 to finance the CompCare acquisition, accrued at a rate equal to prime plus 2.5% (currently 10.75%). For the three and nine months ended September 30, 2007, interest expense includes $270,000 and $751,000, respectively, in amortization of the $1.4 million discount resulting from the value allocated to the warrants issued with the debt and related borrowing costs.
Behavioral Health Managed Care Services
     The following table summarizes the operating results for behavioral health managed care services for the three months ended September 30, 2007 and the period January 13 through September 30, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments. CompCare’s operating results for prior periods are not included in our consolidated financial statements.

		For the period
	Three months	Jan 13
	ended	through
(Dollar amounts in thousands)	September 30,	September 30,
	2007	2007

Revenues
Capitated contracts	$9,470	$25,715
Non-capitated contracts	290	810

Total revenues	9,760	26,525

Operating Expenses
Claims expense	7,700	21,241
Other behavioral health managed care services expense	1,674	4,633

Total healthcare operating expense	9,374	25,874
General and adminstrative expenses	1,205	2,902
Depreciation and amortization	241	682

Loss from operations	(1,060)	(2,933)

Other non-operating income, net	3	32
Interest income	44	112
Interest expense	(69)	(194)

Loss before provision for income taxes	$(1,082)	$(2,983)

Total membership	1,133,000	1,133,000
Medical Loss Ratio (1)	81%	83%

(1)	Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.
     Revenues
     Revenues for the three months ended September 30, 2007 and the period January 13 through September 30, 2007 include $3.8 million and $10.9 million, respectively, attributable to the new HMO client in Indiana now with 279,000 Medicaid recipients. This contract started on January 1, 2007 and is estimated to generate approximately $14 million to $15 million in annual revenues, or approximately 40% of anticipated annual behavioral health managed care services revenues. The premiums for this agreement were based on actuarial assumptions on the level of utilization of benefits by members covered under this new managed care behavioral health program and have limited historical basis. The premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers that divert management resources and that may have an adverse impact on our consolidated financial statements in future periods.
Operating Expenses
     The medical loss ratio amounted to 81% and 83%, respectively, for the three months ended September 30, 2007 and the period January 13 through September 30, 2007, and reflects increased member utilization during the months of March, April and May due to historical seasonality and from higher utilization of services by members during the initial months under the new contract with the Indiana HMO client. Providing services under a new contract for populations at risk that have not yet been managed previously necessitates the adjustment to an increased level of management and approval called for in the managed care agreements. It typically takes time and resources to facilitate the adjustment to the new environment by the providers and other participants in the system. As a result, higher utilization and related claims costs is being incurred at the beginning of this contract compared to what we expect to incur in the future as the population becomes more accustomed to managed care. There has been higher utilization during the first nine months of the contract for services to members that were currently receiving treatment or had previously received treatment prior to the start of the contract. In response, CompCare hired additional personnel and contracted for more psychiatrist services. In addition, to help better manage the care for new members seeking treatment, the higher amount of initial authorizations experienced in the first month of the contract were reduced so that the needs of the members could be better evaluated. All of these measures have reduced authorizations granted in subsequent months. CompCare intends to take additional steps to further increase management of this population, including working with providers to facilitate appropriate levels of care and more strictly applying benefit definitions. Due to the factors discussed above, the medical loss ratio for this contract amounted to 91% and 95%, respectively, for the three months ended September 30, 2007 and the period January 13 through September 30, 2007. As discussed above, CompCare has been verbally informed that it will receive a rate increase from this client beginning in January 2008. The amount of the rate increase cannot be determined at this time.
     Other healthcare expenses, which are attributable to servicing both capitated and non-capitated contracts, were 17% of operating revenue for both the three month period ended September 30, 2007 and for the period January 13 through September 30, 2007.
     General and administrative expenses for the three months ended September 30, 2007 reflects $416,000 in severance costs incurred as a result of the announced retirement of CompCare’s CEO, which reflects two years of base salary pursuant to a change in control provision in her employment agreement. General and administrative expenses for the period January 13 through September 30, 2007 reflect approximately $239,000 in costs and expenses resulting from the acquisition and proposed merger between Hythiam and CompCare, and for legal services in defense against two class action lawsuits related to the proposed merger.
     Depreciation and amortization for the three months ended September 30, 2007 and for the period January 13 through September 30, 2007 includes $203,000 and $574,000, respectively of amortization related to the fair value attributed to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.
Interest Expense
     Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $21,000 and $57,000, respectively, of amortization related to the purchase price allocation adjustment related to the CompCare acquisition for the three months ended September 30, 2007 and for the period January 13 through September 30, 2007.
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

		$107.2

     We received $10 million in proceeds from the issuance of a secured note to finance the cash portion of our acquisition cost to acquire a controlling interest in CompCare, and we received an additional $1.9 million of proceeds from exercises of stock options and warrants during the nine months ended September 30, 2007. As of September 30, 2007, we had a balance of approximately $20 million in cash, cash equivalents and marketable securities, of which approximately $7 million is held by CompCare.
     On November 7, 2007, we entered into securities purchase agreements with select institutional investors in a registered direct offering, in which we issued an aggregate of approximately 9.6 million shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46 million, before related fees and offering expenses. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. The shares and the warrants were sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 6, 2007 and declared effective on October 5, 2007. We intend to use the proceeds of the registered direct common stock offering for working capital and general corporate purposes.
     Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge, which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a Redemption Agreement entered into with Highbridge on November 7, 2007.
     Since we are a growing business, our prior operating costs are not necessarily representative of our expected future operating costs. As we continue to grow, we expect our monthly cash operating expenditures to increase in future periods. For the remainder of 2007, we anticipate that our cash operating expenditures will average approximately $3.6 million per month, excluding research and development costs and costs incurred by CompCare. We plan to spend approximately $600,000 for the remainder of 2007 and approximately $2.3 million in 2008 for research and development studies and commercial pilots currently underway or planned this year. CompCare expects positive net cash flow from new contracts that started January 1, 2007 and as a result, CompCare believes it will have positive cash flow during 2007 and sufficient cash reserves to sustain its current operations and to meet its obligations. Because of the significant publicly held minority interest in CompCare, we do not anticipate receiving dividends from CompCare or otherwise having access to cash flows generated by CompCare’s business.
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
     We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated revenues, we believe that our existing cash, cash equivalents and marketable securities, together with the estimated proceeds from the November 7, 2007 offering discussed above, will be sufficient to fund our operating expenses and capital requirements for at least the next two years or, if sooner, until we generate positive cash flows. Our ability to meet our obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may also seek to raise additional capital through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all. If this occurs, and we do not or are unable to borrow funds or sell additional securities, we may be unable to meet our cash obligations as they become due and we may be required to delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.
CompCare Acquisition and Financing
     In January 2007, we acquired all of the outstanding membership interests of Woodcliff for $9 million in cash and 215,053 shares of our common stock. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. The preferred stock gives us rights, including:
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
     In January 2007, to finance the Woodcliff acquisition, we entered into a Securities Purchase Agreement pursuant to which we sold to Highbridge International LLC (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock. The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option for Highbridge to demand redemption of the Notes after 18 months from the date of issuance.
     In connection with the debt financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets now owned or thereafter acquired. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we will deliver equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise deal with the pledged collateral.
     As discussed above, we redeemed $5 million in principal related to the senior secured notes on November 7, 2007.
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

Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $5.5 million claims payable amount reported as of September 30, 2007.
LEGAL PROCEEDINGS
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.
CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS
     The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2007 (in thousands):

		Less			More
		than 1	1 - 3	3 - 5	than 5
Contractual Obligations	Total	year	years	years	years
Long-term debt obligations, including interest	$15,444	$1,246	$14,198	$—	$—
Claims payable (1)	5,547	5,547	—	—	—
Reinsurance claims payable (2)	2,526	2,526	—	—	—
Capital lease obligations	596	220	307	69	—
Operating lease obligations (3)	4,507	1,506	2,557	444	—
Contractual commitments for clinical studies	2,641	2,641	—	—	—

	$31,261	$13,686	$17,062	$513	$—

(1)	These claim liabilities represent the best estimate of benefits to be paid under capitated contracts and consist of reserves for claims and IBNR. Because of the nature of such contracts, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the actual claims paid could differ from the estimated amounts presented.

(2)	This item represents a potential liability to providers relating to denied claims for a terminated contract. CompCare management believes no further unpaid claims remain, but has not reduced the liability since the statutory time limits have not expired relating to such claims. Any adjustment to this liability before December 31, 2007 would be accounted for by us as an adjustment to purchase price allocation related to the Woodcliff acquisition and result in an adjustment to Goodwill. Any adjustment to the reinsurance claims liability subsequent to December 31, 2007 would be accounted for in our statement of operations in the period in which the adjustment is determined. (See Note 7 — Major Customer/Contracts).

(3)	Operating lease commitments for our and CompCare’s corporate office facilities and two PROMETA Centers, including deferred rent liability.
OFF BALANCE SHEET ARRANGEMENTS
     As of September 30, 2007, we had no off-balance sheet arrangements.
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
Premium Deficiencies
     CompCare accrues losses under capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. CompCare performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract’s specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.
     At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice. Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data. Although CompCare’s clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in CompCare’s favor. If a rate increase is not granted, CompCare has the ability to terminate the contract and limit its risk to a short-term period.
     On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide — Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended September 30, 2007, CompCare identified one possible loss contract and entered into negotiations to obtain a rate increase from the client. In addition, CompCare adjusted the rates paid to some providers to reduce healthcare costs. At September 30, 2007, CompCare believes no contract loss reserve for future periods is necessary for this contract. Annual revenues from the contract are approximately $2.9 million.
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
     At September 30, 2007, CompCare’s management determined its best estimate of the accrued claims liability to be $5.5 million. Approximately $2.8 million of the $5.5 million accrued claims payable balance at September 30, 2007 is attributable to the new major HMO contract in Indiana that started January 1, 2007. As of September 30, 2007 CompCare has accrued as claims expense approximately 95% of the revenue from this contract and approximately 95% of the revenue from additional new business in Pennsylvania. Approximately 80% of claims expense related to this new Indiana contract and 11% of claims expense attributable to new business in Pennsylvania has been paid. Due to limited historical claims payment data, CompCare’s management estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.
     Accrued claims payable at September 30, 2007 comprises approximately $800,000 of submitted and approved claims, which had not yet been paid, and $4.7 million for IBNR claims.
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
     A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at September 30, 2007, could increase or decrease CompCare’s claims expense by approximately $220,000.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     We invest our cash in short term commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. At September 30, 2007, our investment portfolio consisted of investments in highly liquid, high grade commercial paper, variable rate securities and certificates of deposit.
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
Item 4. Controls and Procedures
     We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2006, filed on March 15, 2007, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2007, there have been no material changes to the disclosures made on the above-referenced Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In August 2007, we issued 9,375 shares of common stock to a consultant providing medical advisory services valued at $68,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.
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

HYTHIAM, INC.
Date: November 8, 2007	By:	/S/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2007	By:	/S/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: November 8, 2007	By:	/S/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)

II-3