Form 10-K
period 2007-12-31
HYTHIAM INC
filed 2008-03-17
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $264,125,000 based on the $8.65 closing price on the Nasdaq Global Market on that date. This amount excludes the value of $120,812,000 shares of common stock directly or indirectly held by the registrant’s affiliates.

As of March 14, 2008, there were 54,387,604 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders to be held on June 20, 2008, are incorporated by reference into Part III of this report.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2007

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

ITEM 1.                  BUSINESS

Overview

We are a healthcare services management company, integrating both medical and psychosocial treatment modalities, providing behavioral health management services to health plans, employers, criminal justice and government agencies through a network of licensed and company-managed healthcare providers. We also research, develop, license and commercialize innovative physiological, nutritional and behavioral treatment programs. We manage behavioral health disorders through our subsidiary, Comprehensive Care Corporation (CompCare), in which we acquired a majority controlling interest in January 2007. We approach the management of behavioral health disorders with a focus on using the latest medical and health technology towards improved outcomes and outpatient treatment.  We offer disease management programs for substance dependence built around our patented PROMETA® Treatment Programs for alcoholism and dependence to cocaine and methamphetamines. Our proprietary PROMETA Treatment Programs--which integrate behavioral, nutritional and medical components--are available only through physicians and other treatment providers who have entered into licensing agreements with us for the use of our treatment programs. We also manage medical practices and treatment centers that offer the PROMETA Treatment Programs, as well as other treatments for substance dependencies.

Our PROMETA-based disease management programs allow healthcare providers who license our technology to offer an integrated approach for the treatment of substance dependence that can be tailored for the specific needs of patients with medical and psychiatric comorbidities.

CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities.

Our unique PROMETA Treatment Programs for alcohol, cocaine and methamphetamine dependence integrate physiological, nutritional and psychosocial therapies designed to help patients meet their individual recovery goals. PROMETA Treatment Programs seek to target key neuroreceptors to help relieve cravings and improve cognitive function, restore nutritional balance and initiate psychosocial counseling, so that patients can fully engage in the entire recovery process. Our two proprietary PROMETA Treatment Programs, one for alcohol dependence and the other for stimulant dependence or a combination of alcohol and stimulant dependence, incorporate FDA-approved oral and IV medications prescribed off-label and administered in a unique dosing algorithm. The pharmacologic intervention is integrated with nutritional support and the selection and initiation of psychosocial therapy. As a result, our PROMETA Treatment Programs represent an innovative approach to substance dependence designed to address physiological, nutritional and psychosocial aspects of the disease, and are thereby intended to offer patients an opportunity to achieve sustained recovery.

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. We believe the PROMETA Treatment Programs offer an advantage to traditional alternatives because they provide a treatment methodology that is discreet and only mildly sedating and can be initiated in only three days, with a two-day follow-up treatment three weeks later for addictive stimulants. Our PROMETA

Treatment Programs also provide for one month of prescription medication and nutritional supplements, combined with psychosocial or other recovery-oriented therapy chosen by the patient in conjunction with their treatment provider. The medical treatment is followed by continuing care, such as individual or group counseling, as a key part of recovery. Limited initial clinical observations indicate that our treatment programs may improve cognitive function, reduce withdrawal symptoms, be associated with higher initial completion rates than conventional treatments, and reduce physical cravings which can be a major factor in relapse, thus allowing patients to more meaningfully engage in counseling or other forms of psychosocial therapy.

We believe the short initial treatment period when using our PROMETA Treatment Programs is a major advantage over traditional inpatient detoxification treatments and residential treatment programs, which typically consist of up to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. Treatment with PROMETA does not require an extensive stay at an inpatient facility. Rather, the PROMETA Treatment Programs offer the convenience of a three-day treatment (for addictive stimulants there is a two-day follow-up treatment three weeks later) and can be administered on an outpatient basis. This is particularly relevant since results from the National Survey on Drug Use and Health – 2006 reported that approximately 75% of adults  using illicit drugs in 2006 were employed, and loss of time from work can be a significant deterrent from seeking treatment.

We have been unprofitable since our inception in 2003 and expect to continue to incur operating losses for at least the next twelve months.  However, we believe our operating losses will decrease and we will achieve positive cash flows within the next two years as the number of patients treated with the PROMETA Treatment Program increases.  Accordingly, our historical operations and financial information are not necessarily indicative of future operating results, financial condition or ability to operate profitably as a commercial enterprise.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Additional clinical studies are underway to evaluate our treatment programs and confirm initial studies and reports from physicians using them in their practices. The medications used in the PROMETA Treatment Programs are FDA approved for uses other than treating dependence on alcohol, cocaine or methamphetamine. Therefore, the risks and benefits of using those medications to treat dependence on those substances have not been evaluated by the FDA, which may not find them to be sufficiently safe or effective. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA Treatment Programs. Only a treating physician can determine if the PROMETA Treatment Program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A Risk Factors.

Market for PROMETA®

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2006, an estimated 22.6 million Americans aged 12 and older suffered from alcohol or other forms of drug abuse or dependence, of which 4.0 million, or 17.7%, received some kind of treatment, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services. Furthermore, according to the survey, approximately 10.4 million Americans age 12 and older, or 4.3 % of the population, are reported as having tried methamphetamine, and the percentage of methamphetamine use characterized as abuse or dependence increased 57% from 2002 to 2005. Findings from the Treatment Episode Data Set (TEDS) Highlights – 2006 published by SAMHSA’s Office of Applied Studies show that the proportion of admissions for primary abuse of methamphetamine as a percent of substance abuse treatment admissions increased from 2.5% in 1996 to 8.3% in 2006.

Summarizing data from the Office of National Drug Control Policy (ONDCP) and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $365 billion annually in the U.S., including $42 billion in healthcare costs and approximately $245 billion in productivity losses. Despite these staggering figures, it is a testament to the unmet need in the market that only 17.7% of those who need treatment actually receive help. Traditional treatment methods are often not particularly effective, especially when it comes to those who are dependent on stimulants.

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

Pharmacological options for alcohol dependence exist and a number of pharmaceutical companies have introduced or announced drugs to treat alcohol dependence. These drugs may require chronic or long-term administration. In addition, several of these drugs are generally not to be used until the patient has already achieved abstinence, are generally administered on a chronic or long-term continuing basis, and do not represent an integrated treatment approach to addiction. We believe PROMETA can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can also complement other existing treatments. As such, our treatment programs offer a potentially valuable alternative or addition to traditional treatment methods.

It is commonly reported that addiction to methamphetamine is an epidemic rapidly spreading throughout the United States. Methamphetamine addicts are highly resistant to treatment and, even after intervention, relapse at very high rates.  Methamphetamine use is also spreading to the workplace.  A study funded by the Wal-Mart Foundation in 2004 determined that each methamphetamine-using employee costs his or her employer $47,500 per year in terms of lost productivity, absenteeism, higher healthcare costs and higher workers’ compensation costs.  For city, state and county governments and their taxpayers, methamphetamine abuse causes legal, medical, environmental and social problems. A study entitled “The Criminal Effect of Meth on Communities” conducted in 2005 by the National Association of Counties, which surveyed 500 counties in 45 states, reported that 58% of counties surveyed reported methamphetamine as their largest drug problem, with 87% reporting increases in arrests involving methamphetamine starting three years earlier. Cocaine was reported as the number one drug problem in 19% of the counties. There are currently no generally accepted medical treatments for cocaine or methamphetamine dependence.

Substance Dependence as a Disease

Scientific research indicates that not only can drugs interfere with normal brain functioning but can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment is often necessary to end this physiologically-based compulsive behavior. We believe that addressing the physiological basis of substance dependence as part of an integrated treatment program will improve clinical outcomes, reduce the cost of treating dependence, and reduce the cost to society by decreasing related criminality and violence and mitigating the costs associated with high risk behavior.

Methamphetamine

According to a National Institute on Drug Abuse (NIDA) research report “Methamphetamine: Abuse and Addiction” (January 2002), the effects of methamphetamine use can include memory loss, aggression, psychotic behavior and heart and brain damage. The damage to the brain caused by methamphetamine use appears similar to damage caused by Alzheimer’s disease, stroke and epilepsy. Methamphetamine is highly addictive and users trying to abstain from use may suffer withdrawal symptoms that include depression, anxiety, fatigue, paranoia, aggression, and intense cravings for the drug. Chronic methamphetamine use can cause violent behavior, anxiety, confusion, and insomnia. Users can also exhibit psychotic behavior including auditory hallucinations, mood disturbances, delusions, and paranoia, possibly resulting in homicidal or suicidal thoughts. According to NIDA’s report, “Methamphetamine Linked to Long-Term Damage to Brain Cells” (March 2000), use of methamphetamine can cause damage to the brain that is detectable months after the use of the drug.

Alcohol

The Centers for Disease Control and Prevention rank alcohol the number three preventable cause of death in the United States, with more than 75,000 deaths annually. According to NIAAA, 44% of all deaths due to liver cirrhosis are alcohol related, with most of these deaths occurring in people 40 to 65 years old. One study found that 20 to 37% of all emergency room trauma cases involve alcohol use (Roizen, J., Alcohol and Trauma, 1988). Another found that 46% of asymptomatic alcoholic men exhibited evidence of cardiomyopathy (Rubin, E., The Effects of Alcoholism on Skeletal and Cardiac Muscle, 1989).

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

The consequences of cocaine and crack use extend beyond the criminal justice system. NIDA reports the medical complications of cocaine use can include heart arrhythmias and heart attacks, chest pain, respiratory failure, strokes, seizures and headaches, as well as abdominal pain and nausea. NIDA also notes that there have been no medications available to treat cocaine dependence.

Our Solution: PROMETA® Treatment Programs

People suffering from alcohol, cocaine or methamphetamine dependence have a clinical disease, but are often characterized as having a social disorder or a lack of self-discipline. In this context traditional treatment approaches have generally focused on the psychosocial aspect of the disease. While we recognize the psychological approach to substance dependence treatment is important, we believe that a more comprehensive approach to this multi-factorial disease should be addressed as part of an integrated treatment approach intended to provide patients with an improved chance for recovery. We believe our integrated approach will offer patients an opportunity to achieve their individual recovery goals.

Current research indicates that substance dependence is associated with altered cortical activity and changes in neurotransmitter function in the specific areas of the brain which are critical to normal brain function. Moreover, changes in the neurochemistry of the brain may underlie the hallmarks of substance dependence, including tolerance, withdrawal symptoms, craving, decrease in cognitive function and propensity for relapse. Our PROMETA Treatment Programs include medically directed and supervised treatments, prescription medications and nutritional supplements, combined with psychosocial or other recovery-oriented therapy. We provide a proprietary integrated treatment program to medical professionals. The specific implementation of the treatment programs is at the discretion and judgment of the medical professionals providing care and tailored to individual patient needs.

The PROMETA Treatment Programs provide for:

•	A comprehensive physical examination, including specific laboratory tests, prior to initiation of treatment by the treating physician, to determine if the patient is appropriate for PROMETA

•	Prescription medications delivered in a unique dosing algorithm

•	A nutritional plan and recommendations, designed to help facilitate and maintain the other aspects of recovery

•	One month of prescription medications and nutritional supplements following the initial treatment

•	Individualized psychosocial counseling or other recovery oriented counseling

The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting over a period of three days. The medications used in the PROMETA Treatment Programs have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Programs. The outpatient nature of the treatment provides the opportunity for the care to be provided in a discreet manner and without long periods away from home or work. The PROMETA Treatment Program for stimulant dependence provides for a second, two-day administration at the facility, which takes place about three weeks after initiation of treatment. Following the initial three days, our treatment programs provide that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery, and individualized psychosocial or other recovery-oriented therapy.

Initial results indicate that the PROMETA Treatment Programs may be associated with higher initial completion rates than conventional treatments, reduce cravings which can be a major factor in relapse and allow patients to more quickly engage in counseling or other forms of psychosocial therapy in a meaningful way. These initial conclusions have been reported in the treatment of over 2,500 patients at licensed sites, commercial pilots and in research studies being conducted to study our treatment programs. They may not be confirmed by additional double-blind, placebo-controlled research studies, and may not be indicative of the long-term future performance of our treatment programs.

We believe the PROMETA Treatment Programs may offer an advantage to traditional alternatives for several reasons:

•	The PROMETA Treatment Programs are designed to address a spectrum of patient needs, including physiological, nutritional and psychological elements in an integrated way

•
The PROMETA Treatment Programs include medically directed and supervised procedures designed to address neurochemical imbalances in the brain that may be caused or worsened by substance dependence. The rationale for this approach is that by addressing the underlying physiological balance thought to be disrupted by substance dependence, dependent persons may be better able to address the behavioral/psychological and environmental components of their disease

•	Treatment using the PROMETA Treatment Programs generally can be performed on an outpatient basis and does not require long periods away from home or work

•	The PROMETA Treatment Programs may be initiated at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other treatment modalities

Additionally, we provide training, education and other administrative services to assist physicians, healthcare providers and treatment centers with staff education, marketing and administrative support.

Our Strategy

Our business strategy is to provide quality treatment programs that will become the standard-of-care for those suffering from alcoholism and other substance dependencies in a cost effective manner. We intend to grow our business through increased utilization from within existing and new licensees, additional managed treatment centers, and increased adoption of our PROMETA Treatment Programs and substance abuse disease management treatment approach by government agencies, criminal justice systems, managed care and other third-party payers.

Key elements of our business strategy include:

•
Providing our substance abuse disease management program to managed care health plans for reimbursement on a case rate or capitated basis, utilizing the CompCare infrastructure to provide some components of our services

•
Demonstrating the potential for improved clinical outcomes and cost effectiveness associated with using the PROMETA Treatment Programs, through commercial pilot studies with key managed care and other third-party payers

•	Expanding the base of our self-pay licensed treatment sites and managed treatment centers, focusing primarily on existing service areas

•
Seeking additional scientific and clinical research data to further validate the benefits of using the PROMETA Treatment Programs, through unrestricted grants for research studies by leading research institutions and preeminent researchers in the field of alcohol and substance abuse

•	Exploring opportunities in foreign markets

Disease Management

There are currently approximately 180 million lives in the United States covered by various managed care programs, including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary disease management programs are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizers and high risk enrollees.  Our disease management program includes the use of our PROMETA Treatment Programs, a proprietary information technology platform and database, predictive modeling, clinical algorithms, psychosocial programs, and integrated case management and coaching services. CompCare utilizes its infrastructure to provide many disease management services, including credentialing, peer review, monitoring, case management, coaching services, quality assurance and other standard behavioral healthcare services.

The proposed value proposition to our customers includes the following benefits:

•	Increased worker productivity, by reducing workplace absenteeism, compensation claims, and job related injuries

•	Decreased emergency room and inpatient utilization

•	Decreased readmission rates

•	Medical cost savings

We expect to gain leverage from our disease management program, which will allow us to market to managed care populations with one product and a relatively small, specialized sales force.  In addition, we believe that positive cost savings and clinical outcomes demonstrated in disease management with healthcare plans will provide a compelling motivation for speed of adoption by other health plans and other business sectors.

Self-pay Patients – Licensees

Our principal source of revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Programs to physicians and other licensed treatment providers.  Although we plan to continue to provide such services to our existing licensees for the treatment of substance dependencies using our PROMETA Treatment Programs, we do not expect to significantly invest in or expand this line of business without positive returns on our investment. Accordingly, in 2008 we have significantly reduced our resources in each market area to more closely match our resources and expenditures with revenues from our licensees.

Managed Medical Practices and Treatment Centers

    Under the terms of full business service management agreements with medical professional corporations and treatment centers, we manage their business components and license the PROMETA Treatment Programs and use of our PROMETA trademark in exchange for management and licensing fees. These treatment centers offer the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines, and also offer medical interventions for other substance dependencies. Under generally accepted accounting principles, the revenues and expenses of such managed treatment centers are included in our consolidated financial statements. We currently manage two such treatment centers, the PROMETA Center in Santa Monica, California and Murray Hill Recovery in Dallas, Texas.

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

We began to establish PROMETA as a covered treatment for city, state and county agencies in the criminal justice sectors in several states in 2006 and 2007.  We will continue to leverage existing pilots and programs with governmental agencies to provide adoption and funding by criminal justice, state and local government systems. However, while we have seen some early adoption, we will limit our investment in this sector due to the inherent inefficiencies we see at the present time in the public sector to adopt and implement our programs in a timely manner.

International Operations

We have received allowances, issuances or notices that patent grants are intended for inventions related to one or more of our treatment programs for the treatment of alcohol and stimulant dependence in the U.S., Mexico, Australia, New Zealand, Singapore, South Africa, Russia, Ukraine, South Korea, China and the European Union.  We will consider future opportunities in these and other countries where our intellectual property is protected.

We currently offer the PROMETA Treatment Program as well as other treatments for dependencies in Europe and Central America, and we plan to continue to expand in these markets.

Clinical Data from Research Studies

A key to our success will be the publication of results from research studies evaluating treatment with the PROMETA Treatment Programs conducted by leading research institutions and preeminent researchers in the field of alcohol and substance abuse. Studies funded by our unrestricted grants that are completed, pending or underway include:

Completed Studies

•
An 88-patient randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute and immediate effects on cravings and cognition in methamphetamine dependent subjects designed and supervised by Harold Urschel, M.D., completed in October 2007.  Top line results showed a statistically significant reduction in cravings versus placebo.

•
A 50-patient open-label study of the physiological component of the PROMETA Treatment Program for methamphetamine dependence conducted by Dr. Urschel that was completed in 2006, in which it was reported that more than 80% of study participants experienced a significant clinical benefit—measured through decrease in cravings, reduction of methamphetamine use and treatment retention—after treatment, with no adverse events. The results of this study were reported in October 2007 in a peer-reviewed journal, Mayo Clinic Proceedings.

•
A 30-patient open label randomized controlled study of the PROMETA Treatment Programs in the treatment of alcohol dependence being conducted by Jeffery Wilkins, M.D., at Cedars-Sinai Medical Center in Los Angeles completed in August 2007. Top line results reported at 30 days showed a 94% decrease in median cravings and an 82% reduction in mean percentage of total drinking days.

•
In February 2007, Sheryl Smith, Ph.D., a leading researcher in the field of neurosteroids, provided evidence supporting a mechanism of action underlying our PROMETA Treatment Programs at the Neurobiology of Addiction Conference.  Dr. Smith presented data from her research on methamphetamine dependent rats, describing the methamphetamine induced increase in the α4 subunit of the GABAA receptor and the post-treatment decrease of this pathological marker, which has been associated with states of hyper-excitability and anxiety.  This receptor dysregulation and associated symptomatology has previously been associated with alcohol and neurosteroid withdrawal in animal studies, and suggests a common cause of cravings in substance dependent individuals.

Pending Studies

•
An ongoing 60-patient randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute and immediate effects on cravings and cognition in alcohol dependent subjects designed and being supervised by renowned alcoholism researcher, Joseph R. Volpicelli, M.D., of University of Pennsylvania, and conducted by Institute of Addiction Medicine’s Dr. Jenny Starosta.

•
An ongoing 90-patient multi-site, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Programs for the treatment of methamphetamine dependence being conducted by Walter Ling, M.D., of UCLA.

•
An ongoing 60–patient, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program for the initiation and extension of abstinence of alcoholism being conducted by Raymond Anton, M.D., at Medical University of South Carolina.

•
An 80–patient, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Programs’ acute and immediate effects on cravings and cognition in alcohol dependent subjects being conducted by Dr. Wilkins at Cedars-Sinai Medical Center.

Our Operations

Healthcare Services

We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Programs, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services generally on a per patient basis. As of December 31, 2007, we had licensing agreements with physicians, hospitals and treatment providers for approximately 100 sites throughout the United States, with approximately 70 sites contributing to revenues in 2007.  We continue to enter into agreements with additional healthcare providers to increase the availability of the PROMETA Treatment Programs.  As revenues are generally related to the number of patients treated, key indicators of our financial performance will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Programs. Since July 2003, over 2,500 patients have completed treatment using our PROMETA Treatment Programs at our licensed sites, and in commercial pilots and research studies being conducted to study our treatment programs.

We currently manage two treatment centers, located in Santa Monica, California (The PROMETA Center, Inc.) and Dallas, Texas (Murray Hill Recovery, LLC), whose revenues and expenses are included in our consolidated financial statements.

    To date, a substantial portion of our healthcare services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of self-pay patient revenues from managed treatment centers. We expect revenues from governmental agencies and other third party payers will increase as our PROMETA Treatment Program and disease management products are adopted and implemented by managed care providers, and state and county criminal justice systems. Furthermore, we believe additional positive results from published studies of our PROMETA Treatment Programs will enhance our efforts to increase third-party reimbursement for providers using our treatment programs.

We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities, and physicians that contract for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians.  Physicians with license rights to use the PROMETA Treatment Programs exercise their independent medical judgment in determining the use and specific application of our treatment programs, and the appropriate course of care for each patient. Following the medical portion of the treatment procedure, physicians, local clinics and healthcare providers specializing in drug abuse treatment administer and provide the psychosocial component of the PROMETA Treatment Program.

Behavioral Health Managed Care Services

To date, all of our behavioral health managed care revenues have been derived from the operations of our consolidated subsidiary, CompCare, in which we acquired a majority controlling interest on January 12, 2007.

CompCare typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services. Approximately 97% of CompCare’s revenues for the period January 13 through December 31, 2007 were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

For the period January 13 through December 31, 2007, 87% of behavioral health managed care services revenue was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP).  This includes a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana, which represented approximately 40% of behavioral health managed care services revenue for the period January 13 through December 31, 2007. The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.

Competition

Healthcare Services

Our healthcare services business focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into phases:

•	Detoxification, which is typically conducted in medically directed and supervised environments

•	Rehabilitation, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options

•	Relapse prevention/aftercare that is provided via structured outpatient treatment programs.

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

While withdrawal from cocaine or methamphetamine dependence is not considered to be life threatening, withdrawal symptoms can be extremely unpleasant and may lead to repeated relapses and treatment failures. Detoxification procedures typically involve the use of sedatives to assist patients through this difficult period. Following treatment, environmentally “cue induced” cravings, however, are especially pronounced and may re-occur for months to years.

    Treatment Programs

There are approximately 13,000 facilities reporting to the Substance Abuse and Mental Health Services Administration (SAMHSA) that provide substance dependence medical treatment services on an inpatient or outpatient basis. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. There appears to be no readily available reliable information about the success rates of these programs, nor agreed upon standards of how outcomes should be measured (e.g., self-reported abstinence or reduction in days of heavy drinking). Many of these traditional treatment programs have established name recognition, and their treatments may be covered in large part by insurance or other third party payers. To date, treatments using our PROMETA Treatment Programs have generally not been covered by insurance, and patients treated with the PROMETA Treatment Programs have been substantially self-pay patients.

Traditional treatment approaches for substance dependence focus mainly on group therapy, abstinence, and behavioral modification, while the disease’s underlying physiology and pathology is rarely addressed, resulting in fairly high relapse rates. Currently therapies are beginning to target brain receptors thought to play a central role in the disease process. We believe that our PROMETA Treatment Programs offer an improvement to traditional treatments because the integrated PROMETA Treatment Programs are designed to target the pathophysiology induced by chronic use of alcohol or other drugs in addition to nutritional and psychosocial aspects of substance dependence.  The abnormalities in brain function induced by chronic substance dependence may take weeks to years of drug abstinence to return to normal function, if at all. We believe the PROMETA Treatment Programs offer an advantage to traditional alternatives because they provide an integrated treatment methodology that is discreet, mildly sedating and that can be initiated in only three days, with a second two-day treatment three weeks later for addictive stimulants. Our PROMETA Treatment Programs also provide for one month of prescription medication and nutritional supplements, integrated with psychosocial or other recovery-oriented therapy.

We further believe the short initial outpatient treatment period when using our PROMETA Treatment Programs is a major advantage over traditional inpatient treatments and residential treatment programs, which typically consist of approximately 15 to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. The PROMETA Treatment Programs do not require an extensive stay at an inpatient facility. Rather, the treatment programs offer the convenience of a three day treatment (addictive stimulants require a second two-day treatment three weeks later) and can generally be administered on an outpatient basis. This is particularly relevant since approximately 75% of adults classified with dependence or abuse are employed, and loss of time from work can be a major deterrent for seeking treatment.  Moreover, we believe the PROMETA Treatment Programs can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other forms of alcohol and drug abuse treatments. As such, our treatment programs offer a potentially valuable alternative or addition to traditional behavioral or pharmacotherapy treatments.

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

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism. These include:

•
The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia®, for treatment of alcohol dependence;

•
VIVITROL®, an extended release formulation of naltrexone manufactured by Alkermes, is intended to be administered by a physician via monthly injections for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting and are not actively drinking prior to treatment initiation. Alkermes reported that in clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment;

•	Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories. Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol;

•
Topiramate (Topamax), a drug manufactured by Ortho-McNeill Jannssen, which is approved for the treatment of seizures. A multi-site clinical trial reported in October 2007 found that topiramate significantly reduced heavy drinking days in alcohol-dependent individuals.

Many medications marketed to treat alcohol or drug dependence are not administered until the patient is already abstinent, require long-term chronic administration and/or must be taken several times a day to achieve the desired effect. As noted above, we believe the PROMETA Treatment Programs represent an integrated approach to treatment that includes medical, nutritional and psychosocial components that can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other existing treatments. As such, our treatment programs offer a potentially valuable addition to traditional medical treatment. Moreover, because treatment with the PROMETA Treatment Programs is an integrated treatment, we do not view the current medical therapies as directly competitive and in some cases may be used in conjunction with our treatment programs.  We also believe, based on the limited initial results discussed above, that treatment using our treatment programs may have higher completion rates, greater compliance, reduction or elimination of cravings, improved cognitive functioning and potentially lower relapse rates.

Behavioral Health Managed Care Services

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive.  We believe that there are approximately 150 managed behavioral healthcare organizations (MBHOs) providing services for an estimated 227 million covered lives in the United States. CompCare’s competitors include both freestanding MBHOs as well as HMOs with internal behavioral health units or subsidiaries. Many of these competitors have revenues, financial resources, and membership substantially larger than CompCare. The extent of competition results in significant pricing pressures which limits CompCare’s revenue growth.  Accordingly, we expect CompCare’s future growth to come mainly from additional contracts.

In addition to MBHOs, there are disease management companies that may offer services or programs that will compete with our disease management products. We believe, however, that because our disease management programs are built around our proprietary, patented PROMETA Treatment Programs, no other company, MBHO or healthcare provider will be able to directly compete with our disease management product offering.

Development of Our Technology

Much of our proprietary, patented and patent–pending, substance dependence technology known as the PROMETA Treatment  Program, was developed by Dr. Juan José Legarda, a European scientist educated at University of London who has spent most of his professional career conducting research related to substance abuse. Through his studies and research, Dr. Legarda identified some of the adverse physical effects of substance abuse on the brain and began to develop technologies that specifically focused on the neurochemistry of the brain as a core part of addictive behavior modification. In 2002, Dr. Legarda filed Patent Cooperation Treaty (PCT) applications in Spain to protect treatment programs that he developed for dependencies to alcohol and cocaine. We acquired the rights to these patent filings in March 2003 through a technology purchase and license agreement with Dr. Legarda’s company, Tratamientos Avanzados de la Adiccion S.L., to which we pay a royalty of three percent of the amount the patient pays for treatment using our treatment programs. After acquiring these rights, we filed U.S. patent applications and other national phase patent applications based on the PCT filings, as well as provisional U.S. patent applications to protect aspects of additional treatment  programs for alcohol, cocaine and other addictive stimulants.

We have two issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program and one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol.  We have also received allowances, issuances or notices that patent grants are intended for our core intellectually property for the treatment of alcohol and/or stimulant dependence in Mexico, Australia, New Zealand, Singapore, South Africa, Russia, Ukraine, South Korea, China and the European Union.

Once patents are issued, they generally will expire 20 years from the dates of original filing. Our two issued U.S. patents will expire in 2021.

Proprietary Rights and Licensing

Our success depends in large part on our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. To help ensure compliance with our license/joint venture agreements, we employ site managers in each of our major markets.  Our branded trade names include the following:

•	Hythiam®
•	PROMETA®
•	PROMETA Center®
•	Catasys™
•	The Science of Recovery®

We impose restrictions in our license agreements on our customers’ rights to utilize and disclose our technology. We also seek to protect our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our proprietary information. We require that, as a condition of their employment, employees assign to us their interests in inventions, original works of authorship, copyrights and similar intellectual property rights conceived or developed by them during their employment with us.

Our Management Team

The following table sets forth information regarding our executive officers:

Name	Position	Age
Terren S. Peizer	Chief Executive Officer	48
Richard A. Anderson	Senior Executive Vice President	38
Christopher S. Hassan	Senior Executive Vice President	47
Anthony M. LaMacchia	Senior Executive Vice President	54
Chuck Timpe	Chief Financial Officer	61

Terren S. Peizer is the founder of our company and has served as our chief executive officer and chairman of our board of directors since our inception in February 2003.  Mr. Peizer served as chief executive officer of Clearant, Inc., a company which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology, until October 2003. He served as chairman of its board of directors from April 1999 to October 2004 and as a director until February 2005. From February 1997 to February 1999, Mr. Peizer served as president and vice chairman of Hollis-Eden Pharmaceuticals, Inc., a Nasdaq Global Market listed company. In addition, from June 1999 through May 2003 he was a director, and from June 1999 through December 2000 he was chairman of the board, of supercomputer designer and builder Cray Inc., a Nasdaq Global Market company, and remains its largest beneficial stockholder. Since August 2006, he has served as chairman of the board of Xcorporeal, Inc., an American Stock Exchange listed company. Mr. Peizer has been the largest beneficial stockholder and has held various senior executive positions with several technology and biotech companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, and investor relations. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Richard A. Anderson has more than fifteen years of experience in business development, strategic planning and financial management. He has served as a director since July 2003 and an officer since April 2005. He was the chief financial officer of Clearant, Inc. from November 1999 until March 2005, and served as a director from November 1999 to March 2006.  Mr. Anderson was previously with PriceWaterhouseCoopers, LLP, for seven years, most recently a director and founding member of PriceWaterhouseCoopers Los Angeles Office Transaction Support Group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

Christopher S. Hassan is a senior healthcare executive who, prior to joining us in July 2006, served as vice president, sales for Reckitt Benckiser Pharmaceuticals since October 2003. From 2000 to October 2002, he served as director of sales, North America for Drugabuse Sciences, Inc. a bio-pharmaceutical company. From 1996 to 2000, Mr. Hassan served as area business manager for Parke-Davis/Pfizer. From 1989 to 1996 he served as district sales manager for Bayer Pharmaceuticals. Mr. Hassan received a B.B.A. in Accounting from University of Texas, Austin.

Anthony M. LaMacchia is a senior healthcare executive who, prior to joining us in July 2003, was the business development principal of GME Solutions, a healthcare financial consulting company providing Medicare graduate medical education and kidney acquisition cost recovery services, since October 2002. From November 1999 to April 2002, he was president & chief executive officer of Response Oncology, Inc., a diversified physician practice management company. He was recruited to this financially distressed company to direct a high-risk turnaround, and when continued market declines and debt covenant breaches compelled a bankruptcy filing, directed the company through all phases of the Chapter 11 process, the sale of all assets and the closure of its facilities. In June 1999, Mr. LaMacchia left Salick Health Care, Inc., which developed and operated outpatient cancer and kidney treatment centers and a clinical research organization engaging in pharmaceutical and clinical treatment trials, as executive vice president & chief operating officer, having started with the company as director of strategic planning & reimbursement in 1984. Previously, Mr. LaMacchia held positions of increasing responsibility with Blue Cross of California, Ernst & Young and Cedars-Sinai Medical Center. He is a certified public accountant who received his B.S. in Business Administration, Accounting from California State University, Northridge.

Chuck Timpe is a senior healthcare financial executive with over 35 years experience in the healthcare industry. Since March 1998, he has served as a director and since June 2002 as chairman of the audit committee for IPC-The Hospitalist Company, a $190 million Nasdaq Global Market listed company. Prior to joining us in June 2003, Mr. Timpe was chief financial officer, from its inception in February 1998, of Protocare, Inc., a clinical research and pharmaceutical outsourcing company which merged with Radiant Research, Inc. in March 2004, creating one of the country’s largest clinical research site management organizations. Previously, he was a principal in private healthcare management consulting firms he co-founded, chief financial officer of National Pain Institute, treasurer and corporate controller for American Medical International (now Tenet Healthcare Corp.), and a member of Arthur Andersen, LLP’s healthcare practice, specializing in public company and hospital system audits. Mr. Timpe received his B.S. from University of Missouri, School of Business and Public Administration, and is a certified public accountant.

Financial Information about Segments

We conduct our operations through two business segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare. A majority of our consolidated revenues and assets are earned or located within the United States.

Employees

    As of December 31, 2007, we and our consolidated managed treatment centers employed approximately 160 persons. In January 2008 we significantly reduced the number of employees in connection with streamlining our operations to focus on disease management and managed care, and we currently employ approximately 115 persons. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Risks related to our business

We have a limited operating history, and expect to continue to incur operating losses, making it difficult to evaluate our future prospects

We have been unprofitable since our inception in 2003 and expect to continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  While we currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements for at least the next two years or until we achieve positive cash flows, there can be no assurance this will be the case.  If cash reserves are insufficient to sustain us to profitability, our ability to meet our obligations as they become due may depend on our ability to delay or reduce operating expenses, sell additional securities, borrow funds or some combination thereof. We may seek additional funding through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.  If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

In addition, because of the significant publicly held minority interest in CompCare, we do not anticipate receiving dividends from CompCare or otherwise having access to cash flows generated by CompCare's business.  Although we do not anticipate advancing any funds to CompCare to fund its operations, you also should assume that we will not have access to cash generated by CompCare to fund the growth of our PROMETA-based business.

We may fail to successfully manage and maintain the growth of our business, which could adversely affect our results of operations, financial condition and business

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC and The NASDAQ Global Market will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.

In January 2007 we acquired a controlling equity interest in CompCare, a publicly traded company, and our ability to oversee this business, which is a new business for us and one with which we have had little previous experience, may significantly exacerbate the strain on our resources.

We may need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. Although we currently estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements for at least the next twelve months, we cannot assure you that we will not require additional funds before we achieve positive cash flows. We have based this estimate on assumptions that may prove to be wrong. Our existing cash, cash equivalents and marketable securities may not be sufficient to fund our business until we can become cash flow positive and we may never become cash flow positive.

If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing additional debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology or products, or to grant licenses on terms that are not favorable to us.

We do not know whether additional financing will be available on commercially acceptable terms when needed. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize or halt our operations and may be unable to continue developing our products.

Our investments in adjustable rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2007, approximately $19 million of our marketable securities consisted of auction rate securities, which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Through February 13, 2008, all of our auction rate securities held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in auction rate securities to $11.5 million. However, from February 14 through March 12, 2008, auctions for these securities had failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful, limiting the short-term liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in auction rate securities from a current asset to a long-term asset. While we currently believe we will be able to liquidate our investment without significant loss within the next year and that these securities are not significantly impaired due to the government guarantee of the underlying securities, it could take until the final maturity of the underlying notes (up to 30 years) to realize our investments’ recorded value. Although we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan, based on our expected operating cash flows and our other sources of cash, there can be no assurance this will be the case.

Our treatment programs may not be as effective as we believe them to be, which could limit our revenues and adversely affect our business

Our belief in the efficacy of our PROMETA Treatment Programs is based on a limited number of studies and commercial pilots that have been conducted to date, and our initial experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs. Controlled scientific studies, including those that have been announced and planned for the future, may yield results that are unfavorable or demonstrate that treatment with our programs is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially.

Our PROMETA Treatment Programs may not become widely accepted, which could limit our growth

Further marketplace acceptance of our treatment programs may largely depend upon healthcare providers’ and third-party payers’ interpretation of our limited data, the results of pending studies, or upon reviews and reports that may be given by independent researchers. In the event such research does not establish our treatment programs to be safe and effective, it is unlikely we will be able to achieve widespread market acceptance.

Disappointing results for our PROMETA Treatment Programs, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price

There are a number of studies, evaluations and pilot programs currently in progress that are evaluating our PROMETA Treatment Programs, and we expect results of many to become available throughout the remainder of 2008 and during 2009.  Disappointing results or termination of evaluations or pilot programs could have a material adverse effect on the commercial acceptance of the PROMETA Treatment Programs and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price. On October 24, 2007, the Pierce County Council in the State of Washington voted to end funding for PROMETA. This announcement had an immediate negative effect on our stock price, and we are unable to assess the longer term impact on our business. In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

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

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism, including:

•
the addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia®, for treatment of alcohol dependence;

•	VIVITROL®, an extended release formulation of naltrexone manufactured by Alkermes, is intended to be administered by a physician via monthly injections for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting and are not actively drinking prior to treatment initiation. Alkermes reported that in clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment;

•
Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories.  Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol;

•
Topiramate (Topamax), a drug manufactured by Ortho-McNeill Jannssen, which is approved for the treatment of seizures. A multi-site clinical trial reported in October 2007 found that tropiramate significantly reduced heavy drinking days in alcohol-dependent individuals.

Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating alcohol and substance dependencies. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.

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

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends on the performance of our senior management, in particular our Chairman and Chief Executive Officer, Terren S. Peizer, Senior Executive Vice Presidents, Richard A. Anderson, Anthony LaMacchia and Christopher S. Hassan and Chief Financial Officer, Chuck Timpe. Messrs. Peizer, Hassan and Anderson each is party to an employment agreement which, subject to termination for cause or good reason, has a remaining term of approximately six, two and one years, respectively. Messrs. Timpe and LaMacchia do not have employment contracts.

CompCare's operations are highly dependent on the efforts of its senior management, in particular its President and Chief Executive Officer, John M. Hill, and Chief Financial Officer, Robert J. Landis. Each is party to an employment agreement which, subject to termination for cause or good reason, has a remaining term of approximately three years and eighteen months, respectively.

The loss of the services of Mr. Peizer or any other key member of management could have a material adverse effect on our ability to manage our business.

We are subject to litigation, which could result in substantial liabilities that may exceed our insurance coverage

All significant medical treatments and procedures, including treatment utilizing our programs, involve the risk of serious injury or death. Even under proper medical supervision, withdrawal from alcohol may cause severe physical reactions. While we have not been the subject of any such claims, our business entails an inherent risk of claims for personal injuries and substantial damage awards. We cannot control whether individual physicians will apply the appropriate standard of care, or conform to our treatment programs in determining how to treat their patients. While our agreements typically require physicians to indemnify us for their negligence, there can be no assurance they will be willing and financially able to do so if claims are made. In addition, our license agreements require us to indemnify physicians, hospitals or their affiliates for losses resulting from our negligence.

CompCare is subject to lawsuits and claims of professional liability alleging negligence in performing utilization review and other managed care activities, and in the denial of payment for services. Such incidents may result in professional negligence or other claims against CompCare causing it to incur fees and expend substantial resources in defense of such actions.

We currently have insurance coverage for up to $5 million per year, in the aggregate, for personal injury claims. Hythiam and CompCare maintain directors’ and officers’ liability insurance coverage, subject to a $100,000 per claim self insured retention.  CompCare maintains a program of insurance coverage against a broad range of risks related to its business, subject to deductibles and self-insured retentions. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

If government and third-party payers fail to provide coverage and adequate payment rates for treatment using our treatment programs, our revenue and prospects for profitability will be harmed

Our future revenue growth will depend in part upon the availability of reimbursement for treatment using our programs from third-party payers such as government health programs including Medicare and Medicaid, managed care providers, private health insurers and other organizations. To date, we have received an insignificant amount of revenue from our PROMETA Treatment Programs from governmental payers, managed care organizations and other third-party payers, and acceptance of our PROMETA Treatment Programs is important to the future prospects of our business. In addition, third-party payers are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our programs. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

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

In addition, the private pay healthcare system in Europe is not as developed as in the U.S and as a result it may be more difficult to convince patients in these countries to pay substantial amounts for treatment. We will be reliant on relationships that we establish with local companies, thought leaders and governments. There can be no assurance we will be able to establish these relationships, maintain them or that the partners will retain their influence in the market. It may take longer than we expect to commence operations or to operate our business at profitable levels as we do not have the established relationships and or knowledge of the regulations and business practices in the markets we are in or entering.

Our ability to utilize net operating loss carryforwards may be limited

    As of December 31, 2007, we had net operating loss carryforwards (NOLs) of approximately $ 100 million for federal income tax purposes that will begin to expire in 2024. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code.  Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our acquisition of CompCare

We may not realize the expected benefits of the CompCare acquisition, and may not be able to successfully utilize CompCare’s infrastructure

We may not be successful in realizing the expected benefits of our license agreement with Comprehensive Care Corporation or the recent acquisition of a majority controlling interest in CompCare. Achieving the benefits of our relationship with CompCare will depend in part on our ability to successfully utilize CompCare’s infrastructure and integrating with the benefits of its operations and personnel in a timely and efficient manner. The process will divert management time and attention from our other business, and require the effective coordination of personnel, systems, applications, policies, procedures, business processes and operations. This, too, will be difficult, unpredictable, and subject to delay because of possible cultural conflicts and different opinions on technical decisions and business strategy. CompCare is engaged in a business with which we have little experience, and this may present additional challenges to us. Further, we may be unable to realize synergies between our PROMETA business and CompCare's managed behavioral healthcare business. CompCare may be unable to retain its key management, technical, sales and customer support personnel. If we cannot successfully coordinate our operations and personnel, we will not realize the expected benefits of our relationship.  In addition, because of the significant publicly held minority interest in CompCare, we may be unable to gain access to the cash flows for CompCare and may be unable to realize the same level of benefits that we might be able to realize if CompCare were a wholly-owned subsidiary of ours.

There may be ongoing legal challenges to our relationship with CompCare, which could adversely affect our results of operations

On May 25, 2007, we entered into a Termination Agreement with CompCare terminating a proposed merger with CompCare and the acquisition of the remaining common stock of CompCare. There are potential legal and economic risks associated with terminating the merger agreement and continuing with our ongoing relationship as CompCare’s majority controlling shareholder, including challenges from public minority shareholders concerning the procedural and financial fairness of our existing agreements, and any future agreements or arrangement between us.  Current or future litigation may be expensive and time consuming, and may impede or restrict our ability to operate effectively, which could negatively impact our results of operations.

Risks related to CompCare’s business

CompCare may not be able to accurately predict utilization of its full-risk contracts resulting in contracts priced at levels insufficient to ensure profitability

CompCare's managed care operations are at risk for costs incurred to provide agreed upon levels of service. Failure to anticipate or control costs could have material, adverse effects on CompCare’s business. A very large percentage of CompCare's services are provided on a full-risk capitation basis which exposes CompCare to significant risk that contracts negotiated and entered into may ultimately be unprofitable if utilization levels require it to provide services at a cost in excess of the capitation rates CompCare receives for the services. The population CompCare began managing in 2007 for its large Indiana client had not been subject to managed care previously and consequently there was little historical utilization data upon which to base initial pricing. Actual utilization experience has been greater than initial estimates, resulting in higher claim costs and lower profit margins. Failure to manage its costs or achieve anticipated cost reductions in populations brought under management would have an adverse effect on CompCare’s financial results.

CompCare may be unsuccessful in profitably managing its new Indiana Medicaid contract, and may not be able to meet specified performance measures that would allow it to receive an increase in the rate

    CompCare may be unsuccessful in managing its new Indiana Medicaid contract that started January 1, 2007, which provided over 40% of its operating revenues in 2007. Providing services under a new contract for populations at risk that have not been managed before exposes CompCare to the risk it may be unprofitable. There is a limited historical basis for the actuarial assumptions about the utilization of benefits by members covered under this new managed care behavioral program, and premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, may cause disagreements with providers and divert management resources, which would have an adverse impact on CompCare’s financial results.  Claims expense equaled revenues for this contract for the year ended December 31, 2007. CompCare is negotiating and believes it will receive a rate increase effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet.  Although CompCare believes it will meet these standards, any failure to comply with one or more of the measurement criteria will reduce CompCare's anticipated cash flow and profitability from this contract.

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

Many of CompCare’s managed care company clients provide services to groups covered by Medicare, Medicaid or Children’s Health Insurance Program (CHIP) plans susceptible to annual changes in reimbursement rates and eligibility requirements that could ultimately affect CompCare

 As of December 31, 2007, CompCare managed over 900,000 lives in connection with behavioral and substance abuse services covered through Medicaid and CHIP programs in Texas, Medicare and Medicaid in Florida, Medicaid in California, Indiana and Michigan, and Medicare in Maryland and Pennsylvania. Any changes in Medicare, Medicaid and/or CHIP reimbursement could adversely affect CompCare through contract bidding and cost structures with the health plans impacted by such changes. Temporary reductions have previously had a negative impact on CompCare, and if implemented in the future could have a material, adverse impact on its operations. In addition, states in which CompCare operates may pass legislation that would reduce its revenue through changes in the reimbursement rates or in the number of eligible participants. CompCare may be unable to reduce its costs to a level that would allow it to maintain current gross margins specific to its Medicare, Medicaid and CHIP programs.

CompCare is dependent on its provider network to provide services to its members

CompCare contracts with providers as a means to assure access to behavioral health services for its members. Some providers could refuse to contract with CompCare, demand higher payments, or take other actions which could result in higher healthcare operating expenses. In addition, certain providers may have significant market position, which could cause disruption to provider access in a particular geographic area for CompCare’s members and affect its contractual requirements with its customers of maintaining an adequate network.

Because providers are responsible for claims submission, the timing of which is uncertain, CompCare must estimate the amount of claims incurred but not reported, and actual results may differ materially

CompCare’s costs of care include estimated amounts for claims incurred but not reported (IBNR). The IBNR is estimated using an actuarial paid completion factor methodology and other statistical analyses that it continually reviews and adjusts, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors. CompCare’s estimates of IBNR may be inadequate, which would negatively affect results of operations. Considerable variability is inherent in such estimates, its unpaid claims liability may be inadequate, and actual results may differ materially from the estimates reported.

CompCare is dependent on a limited number of customers, and loss or reduction in business of any one could have a material adverse effect on working capital and results of operations

For the year ended December 31, 2007 CompCare provide behavioral healthcare services to the members of six health plans under contracts that on a combined basis represented approximately 87% of CompCare’s operating revenue. The terms of each contract are generally for one year periods and are automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice. The loss of one or more of these clients, unless replaced by new business, would negatively affect the financial condition of CompCare. In the past, CompCare has experienced the loss of major customers.

CompCare may be unsuccessful in obtaining performance bonds or other security that is required by its existing or future clients, and consequently may lose clients

CompCare’s new Indiana client requires CompCare to maintain a performance bond in the amount of $1,000,000.  In addition, certain of CompCare’s other customers may require restricted cash accounts or other security with respect to its obligations to pay IBNR claims and claims not yet processed and paid.  Due to CompCare’s small size and financial condition, it may be unable to provide the security required by its client, which could result in the loss of a client or clients which would negatively affect CompCare’s financial condition.

CompCare’s industry is subject to diverse licensure requirements varying by state, and regulation changes could adversely affect contract profitability and ability to gain and retain clients

CompCare is required to hold licenses or certificates to perform utilization review and third party administrator (TPA) services in certain states in which it does business. Additional utilization review or TPA licenses may be required in the future and CompCare may not qualify to obtain them. In many states, entities that assume risk under contract with licensed insurance companies or health plans have not been considered by state regulators to be conducting an insurance or HMO business. As a result, CompCare has not sought licensure as either an insurer or HMO in any state. If the regulatory positions of these states were to change, its business could be materially affected until such time as it is able to meet the regulatory requirements, if at all. Additionally, some states may determine to contract directly with companies such as CompCare for managed behavioral healthcare services in which case they may also require it to maintain financial reserves or net worth requirements that it may not be able to meet. Currently, CompCare cannot quantify the potential effects of additional regulation of the managed care industry, but such costs will have an adverse effect on CompCare’s future operations to the extent that they are not able to be recouped in future managed care contracts.

CompCare is subject to existing clients issuing RFPs for the management of behavioral services currently being managed

CompCare’s clients are aware of the highly competitive nature of the industry, and its contracts with them frequently contain provisions allowing termination of the contract by either party without cause with 90 days written notice.   Consequently CompCare’s clients may request from CompCare and any of its competitors a request for proposal (RFP) for behavioral services currently managed by CompCare, putting CompCare at risk of losing a client or clients.  For example, during 2007 a major Texas client issued an RFP prior to the end of CompCare’s contract.  CompCare submitted a proposal but were not chosen to continue services, resulting in a significant reduction in revenue.  In addition, certain administrative and overhead costs continued to be incurred past the termination date.

CompCare is subject to intense competition that may prevent it from gaining new customers or pricing its contracts at levels to achieve sufficient gross margins to ensure profitability

CompCare is continually pursuing new business. However, many of CompCare's competitors are significantly larger and better capitalized than CompCare and the smaller size and financial condition of CompCare has proved a deterrent to some prospective customers. Additionally, CompCare will likely have difficulty in matching the financial resources expended on marketing by its competitors. As a result, CompCare may not be able to successfully compete in its industry. CompCare's major competitors include Magellan Health Services, United Behavioral Health, ValueOptions, and APS Healthcare.

CompCare's sales cycle is long, which complicates its ability to predict its growth.

The sales and implementation process of CompCare's services is lengthy and requires CompCare's potential clients to commit time and other resources.  CompCare's sales cycle is unpredictable and has generally ranged from 12 to 18 months from initial contact to an executed contract.  Accordingly, it may be difficult to replace any lost business quickly.

A failure of CompCare's information systems would significantly impair its ability to serve its customers and manage its business.

An effective and secure information system, available at all times, is vital to CompCare's health plan customers and their members.  CompCare depends on its computer systems for significant service and management functions, such as providing membership verification, monitoring utilization, processing provider claims, and providing regulatory data and other client and managerial reports. Although CompCare's computer and communications hardware is protected by physical and software safeguards, it is still vulnerable to computer viruses, fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. CompCare does not have 100% redundancy for all of its computer and telecommunications facilities. A catastrophic event could have a significant negative effect on CompCare's business, results of operations, and financial condition.

    CompCare also depends on a third party provider of application services for its core business application.  Any sustained disruption in their services to us would have a material effect on our business.

CompCare is subject to fines and penalties being assessed by its clients

Many of CompCare’s contracts contain provisions stating that if its clients are assessed penalties or fines by a regulatory agency due to CompCare’s noncompliance with a contractual requirement, CompCare will be responsible for paying the assessed fine or penalty.  Though to date, no material fines have been assessed under such provisions, any future fines would have a negative impact on results of operations.

CompCare may be unsuccessful in renewing its NCQA accreditation and may lose customers who require such accreditation

NCQA accreditation is required by several of CompCare’s client contracts and is an important consideration to its prospective clients.  CompCare is periodically evaluated by NCQA to validate the Company’s adherence to NCQA industry-accepted standards covering operational areas such as preventative care, utilization management, credentialing, member rights and responsibilities, and quality improvement.   Maintaining these quality standards and the NCQA accreditation are important considerations of our customers and prospective clients who are evaluated against similar standards. If CompCare is not successful in renewing its NCQA accreditation, this could result in the loss of a client or clients which would negatively affect CompCare’s financial condition.

Risks related to our intellectual property

We may not be able to adequately protect the proprietary PROMETA Treatment Programs which are the core of our business

We consider the protection of our proprietary PROMETA Treatment Programs to be critical to our business prospects. We obtained the rights to some of our most significant PROMETA technologies through an agreement that is subject to a number of conditions and restrictions, and a breach or termination of that agreement or the bankruptcy of any party to that agreement could significantly impact our ability to use and develop our technologies.  While we have two issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program and one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependency, we currently have no issued U.S. patents covering our PROMETA Treatment Program for the treatment of methamphetamine dependency. The patent applications we have licensed or filed may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art that may preclude or limit the scope of patent protection. Issued patents will generally expire twenty years after their priority date.  Our two issued U.S. patents will expire in 2021. Further, our patents and pending applications for patents and other intellectual property have been pledged as collateral to secure our obligations to pay certain debts, and our default with respect to those obligations could result in the transfer of our patents to our creditor.  In the event of such a transfer, we may be unable to continue to operate our business.

Patent examiners may reject our patent applications and thereby prevent us from receiving more patents.  Competitors, licensees and others may challenge our patents and, if successful, our patents may be denied, subjected to reexamination, rendered unenforceable, or invalidated. The cost of litigation to uphold the validity of patents, and to protect and prevent infringement can be substantial. We may not be able to adequately protect the aspects of our treatment programs that are not patented or have only limited patent protection. Furthermore, competitors and others may independently develop similar or more advanced treatment programs and technologies, may design around aspects of our technology, or may discover or duplicate our trade secrets and proprietary methods.

To the extent we utilize processes and technology that constitute trade secrets under applicable laws, we must implement appropriate levels of security to ensure protection of such laws, which we may not do effectively. Policing compliance with our confidentiality agreements and unauthorized use of our technology is difficult. In addition, the laws of many foreign countries do not protect proprietary rights as fully as the laws of the United

States. The loss of any of our trade secrets or proprietary rights which may be protected under the foregoing intellectual property safeguards may result in the loss of our competitive advantage over present and potential competitors. Our intellectual property may not prove to be an effective barrier to competition, in which case our business could be materially adversely affected.

Our pending patent applications disclose and claim various approaches to the use of the PROMETA Treatment Program.  There is no assurance that we will receive one or more patents from these pending applications, or that, even if we receive one or more patents, the patent claims will be sufficiently broad to create patent infringement liability for competitors using treatment programs similar to the PROMETA Treatment Programs.

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We have had three instances in which it was necessary to send a formal demand to cease and desist using our programs to treat patients due to breach of confidentiality provisions in our agreements, and in one instance have had to file suit to enforce these provisions.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets or copyrights owned by other third parties. Within the healthcare, drug and bio-technology industry, many companies actively pursue infringement claims and litigation, which makes the entry of competitive products more difficult. We may experience claims or litigation initiated by existing, better-funded competitors and by other third parties. Court-ordered injunctions may prevent us from continuing to market existing products or from bringing new products to market and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

Risks related to our industry

Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations

Our PROMETA Treatment Programs have not been approved by the Food and Drug Administration (FDA), and while the drugs incorporated in the PROMETA Treatment Program have been approved for other indications, they are not FDA approved for the treatment of alcohol or substance dependency. We have not sought, and do not currently intend to seek, FDA approval for the PROMETA Treatment Program.  It is possible that in the future the FDA could require us to seek FDA approval for the PROMETA Treatment Program.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payers, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payers increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. The U.S. Congress and state legislatures are considering legislation that could limit funding to our licensees and CompCare's clients.  In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Other regulatory requirements apply to dietary supplements, including vitamins. Compliance with laws and regulations enforced by regulatory agencies who have broad discretion in applying them may be required for our programs or other medical programs or services developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Our failure, or the failure of our licensees, to comply with applicable regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

We may be subject to regulatory, enforcement and investigative proceedings, which could adversely affect our financial condition or operations

We could become the subject of regulatory, enforcement, or other investigations or proceedings, and our relationships, business structure, and interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. In addition, any such challenges could require significant changes to how we conduct our business. Any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If determination is made that we have failed to comply with any applicable laws, our business, financial condition and results of operations could be adversely affected.

The promotion of our treatment programs may be found to violate federal law concerning off-label uses of prescription drugs, which could prevent us from marketing our programs

 Generally, the Food, Drug, and Cosmetic (FDC) Act, requires that a prescription drug be approved by FDA for a specific indication before the product can be distributed in interstate commerce.  Although the FDC Act does not prohibit a doctor’s use of a drug for another indication (this is referred to as off-label use), it does prohibit the promotion of a drug product for an unapproved use. FDA also permits the non-promotional discussion of information related to off-label use in the context of scientific or medical communications. Our treatment programs include the use of prescription drugs that have been approved by FDA, but not for the treatment of chemical dependence and drug addiction, which is how the drugs are used in our programs. Although we carefully structure our communications in a way that is intended to comply with the FDC Act and FDA regulations, it is possible that our actions could be found to violate the prohibition on off-label promotion of drugs. In addition, the FDC Act imposes limits on the types of claims that may be made for a dietary supplement, and the promotion of a dietary supplement beyond such claims may also be seen as the unlawful promotion of a drug product for an unapproved use. Because our treatment programs also include the use of nutritional supplements, it is possible that claims made for those products could also put us at risk of FDA enforcement for making unlawful claims.

Violations of the FDC Act or FDA regulations can result in a range of sanctions, including administrative actions by FDA (such as issuance of a Warning Letter), seizure of product, issuance of an injunction prohibiting future violations, and imposition of criminal or civil penalties. A successful enforcement action could prevent promotion of our treatment programs and we may be unable to continue operating under our current business model. Even if we defeat an enforcement action, the expenses associated with doing so, as well as the negative publicity concerning the “off-label” use of drugs in our treatment programs, could adversely affect our business and results of operation.

The FDA has recently increased enforcement efforts in the area of promotion of “off-label” use of drugs, and we cannot assure you that our business practices or third party clinical trials will not come under scrutiny.

Treatment using our programs may be found to require FDA or other review or approval, which could delay or prevent the study or use of our treatment programs

Under authority of the FDC Act, FDA extensively regulates entities and individuals engaged in the conduct of clinical trials, which broadly includes experiments in which a drug is administered to humans.  FDA regulations require, among other things, submission of a clinical trial treatment program for FDA review, obtaining from the agency an investigational new drug (IND) exemption before initiating a clinical trial, obtaining appropriate informed consent from study subjects, having the study approved and subject to continuing review by an Institutional Review Board (IRB), and reporting to FDA safety information regarding the conduct of the trial.  Certain third parties have engaged or are engaging in the use of our treatment program and the collection of outcomes data in ways that may be considered to constitute a clinical trial, and that may be subject to FDA regulations and require IRB approval and oversight.  In addition, it is possible that use of our treatment program by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or submission of an IND or is otherwise subject to regulation by FDA.  FDA has authority to inspect clinical investigation sites and IRBs, and to take action with regard to any violations.  Violations of FDA regulations regarding clinical trials can result in a range of actions, including suspension of the trial, prohibiting the clinical investigator from ever participating in clinical trials, and criminal prosecution.  Individual hospitals and physicians may also submit their use of our treatment programs to their IRBs, which may prohibit or place restrictions on it.  FDA enforcement actions or IRB restrictions could adversely affect our business and the ability of our customers to use our treatment programs.

The FDA has recently increased enforcement efforts regarding clinical trials, and we cannot assure you that the activities of our customers or others using our treatment programs will not come under scrutiny.

Failure to comply with FTC or similar state laws could result in sanctions or limit the claims we can make

Our promotional activities and materials, including advertising to consumers and professionals, and materials provided to licensees for their use in promoting our treatment programs, are regulated by the Federal Trade Commission (FTC) under the FTC Act, which prohibits unfair and deceptive acts and practices, including claims which are false, misleading or inadequately substantiated. The FTC typically requires competent and reliable scientific tests or studies to substantiate express or implied claims that a product or service is safe or effective. If the FTC were to interpret our promotional materials as making express or implied claims that our treatment programs are safe or effective for the treatment of alcohol, cocaine or methamphetamine addiction, or any other claims, it may find that we do not have adequate substantiation for such claims. Allegations of a failure to comply with the FTC Act or similar laws enforced by state attorneys general and other state and local officials could result in administrative or judicial orders limiting or eliminating the claims we can make about our treatment programs, and other sanctions including substantial financial penalties.

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business

    Many states, including California in which our principal executive offices and one of our managed treatment centers is located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in arrangements with physicians such as employment, payment for referrals or fee-splitting.  Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and other services in connection with our treatment programs or by consolidating the revenues of the physician practices we manage, or that licensing our technology for a license fee that could be characterized as a portion of the patient fees, or subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees, constitute improper fee-splitting or payment for referrals, in which case we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

Our business practices may be found to violate anti-kickback, physician self-referral or false claims laws, which may lead to penalties and adversely affect our business

The healthcare industry is subject to extensive federal and state regulation with respect to financial relationships and kickbacks involving healthcare providers, physician self-referral arrangements, filing of false claims and other fraud and abuse issues. Federal anti-kickback laws and regulations prohibit offers, payments, solicitations, or receipts of remuneration in return for (i) referring patients for items or services covered by Medicare, Medicaid or other federal healthcare programs, or (ii) purchasing, leasing, ordering or arranging for or recommending any service, good, item or facility for which payment may be made by a federal health care program. In addition, subject to numerous exceptions, federal physician self-referral legislation, commonly known as the Stark law, generally prohibits a physician from referring patients for  certain designated health services reimbursable by Medicare or Medicaid  from any entity with which the physician has a financial relationship, and many states have analogous laws. Other federal and state laws govern the submission of claims for reimbursement, or false claims laws. One of the most prominent of these laws is the federal Civil False Claims Act, and violations of other laws, such as the federal anti-kickback law or the FDA prohibitions against promotion of off-label uses of drugs, may also be prosecuted as violations of the Civil False Claims Act. CompCare provides services to health plans that could become involved with false claims, which could include allegations against CompCare as well.

Federal or state authorities may claim that our fee arrangements, agreements and relationships with contractors, hospitals and physicians violate these laws and regulations. Violations of these laws may be punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs and forfeiture of amounts collected in violation of such laws. If our business practices are found to violate any of these provisions, we may be unable to continue with our relationships or implement our business plans, which would have an adverse effect on our business and results of operations.

We may be subject to healthcare anti-fraud initiatives, which may lead to penalties and adversely affect our business

State and federal governments are devoting increased attention and resources to anti-fraud initiatives against healthcare providers, and may take an expansive definition of fraud that includes receiving fees in connection with a healthcare business that is found to violate any of the complex regulations described above. While to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule establishes elaborate requirements for safeguarding patient information transmitted or stored electronically.  HIPAA applies to covered entities, which may include healthcare facilities and does include health plans that will contract for the use of our programs and our services. The HIPAA rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements known as business associate requirements. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions (HIPAA Transactions Rule).  Other federal and state laws restricting the use and protecting the privacy and security of patient information also apply to our licensees directly and in some cases to us, either directly or indirectly. We may be required to make costly system purchases and modifications to comply with the HIPAA rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

CompCare is subject to HIPAA for most healthcare facilities and health plans that contract for the use of CompCare’s services.  The HIPAA Transactions Rule requires CompCare to comply with format and data content standards for common healthcare transactions on behalf of our licensees. Failure to comply may result in civil and criminal liability and penalties, and have a material adverse effect on CompCare’s ability to retain its customers or to gain new business.

Federal and state consumer protection laws are being applied increasingly by the FTC and state attorneys general to regulate the collection, use, storage, and disclosure of personal or patient information, through web sites or otherwise, and to regulate the presentation of web site content. Courts may also adopt the standards for fair information practices promulgated by the FTC, which concern consumer notice, choice, security and access. Numerous other federal and state laws protect the confidentiality and security of personal and patient information. Other countries also have, or are developing laws governing the collection, use, disclosure and transmission of personal or patient information and these laws could create liability for us or increase our cost of doing business.

Our business arrangements with health care providers may be deemed to be franchises, which could negatively impact our business operations

Franchise arrangements in the United States are subject to rules and regulations of the FTC and various state laws relating to the offer and sale of franchises.  A number of the states in which we operate regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees.  State franchise laws often limit, among other things, the duration and scope of non-competitive provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.  Franchise laws and regulations are complex, apply broadly and are subject to interpretation by courts and government agencies.  Federal or state authorities or healthcare providers with whom we contract may claim that the agreements under which we license rights to our technology and trademarks and provide services violate these laws and regulations. Violations of these laws are punishable by monetary fines, civil and criminal penalties, and forfeiture of amounts collected in violation of such laws. If our business practices are found to constitute franchises, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements.  We may be unable to continue with our relationships or restructure them on favorable terms, which would have an adverse effect on our business and results of operations.  We may also be required to furnish prospective franchisees with a franchise offering circular containing prescribed information, and restrict how we market to or deal with healthcare providers, potentially limiting and substantially increasing our cost of doing business.

Risks related to our common stock

Over 25% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

    Reserva Capital, LLC and Bonmore, LLC, whose sole managing member is our chairman and chief executive officer, beneficially own 13,700,000 shares of our common stock, which represent approximately 25.2% of our 54,387,604 shares outstanding. As a result, he has and is expected to continue to have the ability to significantly influence the election of our board of directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline

Our common stock is traded on The NASDAQ Global Market, and trading volume may be limited or sporadic.  The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over 2007, our common stock has traded between $2.68 and $10.21 per share, on volume ranging from approximately 50,000 to 3 million shares per day.  As a result, the current price for our common stock on NASDAQ is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our PROMETA Treatment Programs, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

Volatility in the price of our common stock on the NASDAQ Global Market may depress the trading price of the common stock our common stock.  The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

•	announcements of new products or services by us or our competitors; current events affecting the political, economic and social situation in the United States and other countries where we operate;

•	trends in our industry and the markets in which we operate;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings by us or our competitors;

•	the gain or loss of a significant customer;

•	quarterly variations in operating results;

•	volatility in exchanges rate between the US dollar and the currencies of the foreign countries in which we operate;

•	the operating and stock price performance of other companies that investors may consider to be comparable; and

•	purchases or sales of blocks of our securities.

    Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market.  In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended.  Approximately 15 million shares of our common stock are currently held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions.  Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock

Any future issuance of equity securities, including the issuance of shares upon exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  We currently have outstanding more than 10 million warrants and options to acquire our common stock at prices between $2.50 and $9.24 per share.   We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Additionally, we have outstanding warrants to acquire up to 285,185 shares of our common stock at an exercise price of $10.52 per share that contain anti-dilution adjustments that will be triggered if the sale price of the common stock is less than $10.52.

Provisions in our certificate of incorporation, bylaws, charter documents and Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you, thereby and adversely affect existing stockholders

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of stockholders. For example, our certificate of incorporation also authorizes our board of directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.”

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

We do not expect to pay dividends in the foreseeable future, and accordingly you must rely on stock appreciation for any return on your investment

We have paid no cash dividends on our common stock to date, and we currently intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future.  Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our board of directors.

ITEM 2.                   PROPERTY

Information concerning our principal facilities, all of which are leased at December 31, 2007, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 and 11100 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	20,000
1315 Lincoln Blvd. Santa Monica, California	Medical office space for The PROMETA Center, Inc.	5,400
1700 Montgomery St. San Francisco, California	Medical office space for The PROMETA Center, Inc.	4,000

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 20,000 square feet. Our base rent is currently approximately $64,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2007, totaling approximately $2.3 million. The initial term of the lease expires in December 2010, with an option to extend for five additional years.

In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The PROMETA Center, Inc., which operates under a full service management agreement with us. Our base rent is currently approximately $21,000 per month. In August 2006, we entered into a five-year lease for approximately 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, which was occupied by The PROMETA

Center, Inc., until it was closed in January 2008.  We are currently seeking to sublease this vacant space. The minimum base rent for the two medical offices are subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2007, totaling approximately $1.4 million.

In November 2006, we entered into a 5-year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (US$3,600 using the December 31, 2007 conversion rate).

In connection with a management services agreement that we executed with a treatment center in Dallas, Texas, we assumed the obligation for two lease agreements at a current combined amount of approximately $9,000 per month, which expire in May 2011.

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

Our common stock is traded on The Nasdaq Global Market under the symbol “HYTM.” As of March 1, 2008, there were approximately 82 record holders representing approximately 5,000 beneficial owners of our common stock. Following is a list by fiscal quarters of the closing sales prices of our stock:

	Closing Sales Prices
2007	High	Low
4th Quarter	$8.64	$2.68
3rd Quarter	$8.77	$6.43
2nd Quarter	$8.71	$6.53
1st Quarter	$10.21	$6.48

2006	High	Low
4th Quarter	$9.35	$6.20
3rd Quarter	$7.63	$4.77
2nd Quarter	$9.04	$6.52
1st Quarter	$9.19	$5.42

Dividends

We have never declared or paid any dividends. We may, as our board of directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

* The above graph measures the change of $100 invested in Hythiam, Inc. common stock based on its closing price of $7.10 on September 30, 2003 and its quarter-end and December 31 year-end closing price thereafter. Hythiam, Inc.'s relative performance is then compared with the Russell 2000 and S&P Health Care total return indices.

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

Recent Sales of Unregistered Securities

None

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

							Period from
							February 13,
(In thousands, except per share amounts)							2003 to
	December 31,						December
	2007		2006	2005		2004	31, 2003
Statement of Operations Data:
Revenues:
Behavioral health managed care services	$36,306	(a)	$-	$-		$-	$-
Healthcare services	7,695		3,906	1,164		192	75
Total revenues	44,001		3,906	1,164		192	75
Loss from operations	(47,531)	(d)	(39,926)	(24,872)	(e)	(11,945)	(3,545)
Loss on extingishment of debt	(741)	(b)
Change in fair value of warrant liability	3,471	(c)	-	-		-	-
Net loss	(45,462)		(38,298)	(24,038)		(11,775)	(3,504)

Loss Per Share:
Net loss per share - basic and diluted	$(0.99)		$(0.96)	$(0.77)		$(0.47)	$(0.21)
Weighted average shares outstanding - basic and diluted	45,695		39,715	31,173		24,877	16,888

Cash Flows Data:
Net cash used in operating activities	$(39,220)		$(28,499)	$(18,819)		$(9,947)	$(1,374)
Net cash provided by (used in) investing activities	(4,091)		4,730	(22,206)		(10,913)	(16,527)
Net cash provided by financing activities	48,759		26,053	40,442		21,416	21,345

	As of December 31,
	2007		2006	2005		2004	2003
Balance Sheet Data:
Cash, cash equivalents and marketable
securities	$46,989		$43,447	$47,000		$27,479	$16,640
Total current assets	50,342		44,549	47,720		28,093	17,344
Total assets	70,646		52,205	54,462		33,962	22,580
Short-term debt	4,742		-	-		-	-
Long-term debt	2,057	(a)	-	-		-	-
Warrant liability	2,798	(c)	-	-		-	-
Total liabilities	27,382		10,176	4,723		2,128	2,092
Stockholders’ equity	43,264		42,029	49,739		31,834	20,488
Book value per share	0.80		0.96	1.27		1.07	0.83

(a)	We began consolidating CompCare’s operations on January 13, 2007. See further discussion in Note 5 –Acquisition of Woodcliff.
(b)	The $741,000 loss on extinguishment of debt resulted from a $5 million redemption of the Highbridge senior secured notes on November 7, 2007. See further discussion in Note 7 – Debt Outstanding.
(c)
The fair value of warrants issued in conjunction with the registered direct placement on November 7, 2007 was accounted for as a liability and was revalued at $2.8 million at December 31, 2007, resulting in a $3.5 million non-operating gain.

(d)	Includes a $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation in August 2007. See further discussion in Note 6 – Intangible Assets.
(e)	We recorded an impairment charge of $272,000 in December 2005 to fully write off the cost of a patent for opiate addiction treatment. See further discussion in Note 6 – Intangible Assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are a healthcare services management company, providing behavioral health management services to health plans, employers, criminal justice, and government agencies through a network of licensed and company managed healthcare providers. We also research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment programs. We manage behavioral health disorders through our majority-owned subsidiary, Comprehensive Care Corporation (CompCare). We utilize CompCare’s infrastructure to offer our proprietary disease management services. Our disease management offering combines medical and behavioral treatment modalities to manage substance dependent populations, and is built around our proprietary PROMETA® Treatment Programs for alcoholism and dependence to cocaine and methamphetamines. Our PROMETA Treatment Programs--which integrate behavioral, nutritional, and medical components--are available through physicians and other treatment providers who have entered into licensing agreements with us for the use of our programs. We also license or manage treatment centers that offer the PROMETA Treatment Programs, as well as other treatments for substance dependencies.

Our Strategy

Our business strategy is to provide quality treatment programs that will become the standard-of-care for those suffering from alcoholism and other substance dependencies in a cost effective manner. We intend to focus on disease management and managed care and grow our business through increased adoption of our PROMETA Treatment Programs and a substance abuse disease management treatment approach for managed care, self-insured employers, unions, government agencies, criminal justice systems, and other third-party payers, in addition to increased utilization from within existing and new licensees and managed treatment centers for substance dependencies.

Key elements of our business strategy include:

•
Providing our substance abuse disease management program to managed care health plans for reimbursement on a case rate or capitated basis, utilizing the CompCare infrastructure to provide some service components

•
Demonstrating the potential for improved clinical outcomes and cost effectiveness associated with using the PROMETA Treatment Programs, through commercial pilot studies with key managed care and other third-party payers

•	Expanding the base of our self-pay licensed treatment sites and managed medical treatment centers, focusing primarily on existing service areas

•
Seeking additional scientific and clinical research data to further validate the efficacy of using the PROMETA Treatment Programs through unrestricted grants for research studies by leading research institutions and preeminent researchers in the field of alcohol and substance abuse

•	Exploring opportunities in foreign markets

CompCare Acquisition

Effective January 12, 2007, we acquired a 50.25% controlling interest in CompCare through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff). Our consolidated financial statements include the business and operations of CompCare subsequent to this date.

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

Segment Reporting

We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare. A majority of our consolidated revenues and assets are earned or located within the United States.

Operations

Healthcare Services

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Programs, education and training in the implementation and use of the licensed technology and marketing support. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. At the end of 2004, we had seven licensed sites, of which one licensee had generated 93% of our revenues that year.  Through increased efforts to obtain additional licensing agreements with hospitals and healthcare providers in major U.S. markets, we increased the number of sites by 25, 29 and 40 sites in 2005, 2006 and 2007, respectively, bringing the total number of licensed sites throughout the United States to 101 as of December 31, 2007, with 70 sites contributing to revenues in 2007.

Managed Medical Practices and Treatment Centers

    In December 2005, The PROMETA Center, Inc., a medical professional corporation (now owned by Lawrence Weinstein, M.D., our senior vice president of medical affairs), opened a state-of-the-art outpatient facility in Santa Monica, California, that we built out under a lease agreement. Under the terms of a full business service management agreement we manage the business components of the medical practice and license the PROMETA Treatment Programs and use of the name in exchange for management and licensing fees. The practice offers treatment with the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The financial results of The PROMETA Center, Inc. are included in our consolidated financial statements under accounting standards applicable to variable interest entities.

In January 2007, a second PROMETA Center was opened in San Francisco, which was subsequently closed in January 2008.

In 2007 we entered into additional management services agreements with other medical corporations and treatment centers, under similar terms and conditions, including the Murray Hill Recovery Center located in Dallas, Texas. In addition, we have a licensing and administrative services agreement with Canterbury Institute, LLC, which manages two PROMETA Center teatment centers in New Jersey and Florida.

Revenues from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 31% of our healthcare services revenues in 2007.

Research and Development, Pilot Studies

To date, we have spent approximately $9.2 million related to research and development, including $3.3 million in 2007, $3.1 million in 2006 and $2.6 million in 2005, respectively, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of the PROMETA Treatment Program in treating alcohol and stimulant dependence.  We plan to spend approximately $4.9 million in 2008 for unrestricted research grants and commercial pilots.

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

International

We have expanded our operations in Europe, with our Swiss foreign subsidiary signing PROMETA license and services agreements with three sites in Switzerland in 2006 to serve the international market.  These sites commenced operations in the first quarter of 2007.  Our European operations were also expanded in 2007 to include the treatment of other dependencies.  In August 2007 we signed a PROMETA licensing agreement with a leading hospital in Panama, which commenced operations in September 2007.

Recent Developments

In January 2008, we streamlined our operations to increase our focus on disease management and managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the year ending December 31, 2008 from 2007 levels. The actions we took included eliminating field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco,  a reduction in outside consultants and overall reductions in overhead costs.  Estimated one-time costs associated with these actions were approximately $1.0 million and will be recognized as a charge to operating expenses in the statement of operations for the quarter ending March 31, 2008. Such costs primarily represent severance payments and related benefits and costs incurred in closing the San Francisco PROMETA Center. We do not expect to incur any material additional costs associated with this initiative. We also anticipate that in addition to previously entered into and announced business relationships, new disease management agreements from labor unions, self-insured employers, and managed care health plans will add to the current self-pay revenue base and result in increased revenues for 2008. The combination of increased revenues and cost reductions is expected to reduce the company's net cash utilization for 2008 compared to 2007. Following the streamlining actions taken in January 2008, we anticipate that our cash operating expenditures will average approximately $2.5 million per month for the remainder of 2008 compared to an average of approximately $3.6 million per month in the fourth quarter 2007,  excluding research and development costs and costs incurred by our consolidated subsidiary, CompCare. We believe that existing capital resources will be sufficient to fund our operating expenses and capital requirements until we achieve positive cash flow, which we believe will be within the next two years.

On November 1, 2007, we announced the top line results of an 88-patient randomized, double-blind, placebo-controlled study conducted by Harold Urschel, M.D. The 30-day study on cravings and neurocognition funded by us was a follow-up to Dr. Urschel’s 90-day open-label study on the effects of the PROMETA Treatment Program in treatment-seeking, methamphetamine-dependent subjects. The resulting data showed a statistically significant reduction in cravings versus placebo.

These placebo-controlled outcomes confirmed the findings in a prior study by Dr. Urschel, which showed that there was an immediate reduction of cravings within the one-month treatment period.  Dr. Urschel’s prior study was published in Mayo Clinic Proceedings, a peer-reviewed medical journal, in their October 2007 installment and was an open-label study of the pharmacological component of the PROMETA Treatment Program for methamphetamine dependence. According to the publication, over 80% of the study's 50 participants experienced a statistically significant reduction in cravings for methamphetamine with no adverse events from the treatment.

On November 7, 2007, we entered into securities purchase agreements with select institutional investors in a registered direct placement, in which we issued an aggregate of approximately 9.6 million shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million before related fees and offering expenses. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share.  The fair value of the warrants at the date of issue amounted to approximately $6.3 million and was accounted for as a liability in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" (EITF 00-19). The shares and warrants were sold pursuant to our shelf registration statement on Form S-3 filed with the SEC on September 6, 2007 and declared effective on October 5, 2007. We intend to use the proceeds of the registered direct common stock placement for working capital and general corporate purposes.

Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge, which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a redemption agreement entered into with Highbridge on November 7, 2007. The $350,000 was included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount being redeemed amounted to $741,000 and was recognized as a loss on extinguishment of debt in our statement of operations during the fourth quarter of 2007.

Behavioral Health Managed Care Services

Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services. Approximately $35.2 million, or 97% of CompCare’s revenues for the period January 13 through December 31, 2007, were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract amounted to $14.6 million in revenues for the period January 13 through December 31, 2007, and is anticipated to generate approximately $16 million to $17 million in annual revenues in 2008.

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

Concentration of Risk

For the period January 13 through December 31, 2007, 87% of behavioral health managed care services revenue (or 72% of our consolidated revenues for the year ended December 31, 2007) was concentrated in contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP).  This includes the new Indiana Medicaid HMO contract, which represented approximately 40% of behavioral health managed care services revenue for the period January 13 through December 31, 2007 (or 33% of our consolidated revenues for the year ended December 31, 2007). The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.  The loss of one or more of these clients, unless replaced by new business, would have an adverse impact on the financial condition of CompCare.

Recent Developments

On January 4, 2008 CompCare announced the appointment of John M. Hill as its new President and Chief Executive Officer, replacing Mary Jane Johnson, who resigned for health reasons effective December 14, 2007.

In January 2008, CompCare’s Pennsylvania and Maryland Medicare Advantage health plan client, representing $5.4 million, or 15%, of CompCare’s total revenue during 2007, issued a request for proposal (RFP) for management of behavioral healthcare services for its Pennsylvania, Maryland and Texas regions. CompCare submitted a bid to retain its current business from this client as well as attempt to contract for the Texas membership. This client intends to select a finalist in March 2008 with an effective date of July 1, 2008 for a new agreement. CompCare does not expect to be selected as a finalist and accordingly the majority of the revenues under this contract are expected to end during the third quarter of 2008.

One of CompCare’s existing commercial health plan clients in Indiana has decided to exit the group health plan business. Beginning January 1, 2008 and throughout the remainder of 2008, this health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans.  This health plan accounted for approximately 5.0% of behavioral health managed care services revenues for the period January 13 through December 31, 2007.

On August 1, 2007, CompCare began providing behavioral healthcare services to approximately 23,000 Medicare members of an existing client in Pennsylvania.  Such services are estimated to generate between $4.5 and $5.0 million in annual revenues.

On July 19, 2007, CompCare received from an existing client in Texas a notice of termination, which resulted in termination of the contract effective November 30, 2007.  This client accounted for approximately 8% of behavioral health managed care services revenues for the period January 13 through December 31, 2007 and had been a customer since 1998.

    CompCare has entered into negotiations with its major Indiana HMO client to obtain a rate increase to offset higher than expected costs of utilization.  CompCare believes it will receive a rate increase effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet. The rate increase would amount to approximately $2.0 million per annum.

How We Measure Our Results

Our healthcare services revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA Treatment Programs, and from patient service revenues related to our licensing and management services agreements with managed treatment centers. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by managed treatment centers generate higher average revenues per PROMETA patient than our other licensed sites due to consolidation of their gross patient revenues in our financial statements.  Key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA Treatment Programs. Additionally, our financial results will depend on our ability to expand the adoption of PROMETA among government and other third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.

For behavioral health managed care services, our largest expense is CompCare’s cost of behavioral health managed care services that it provides, which is based primarily on its arrangements with healthcare providers. Since CompCare’s costs are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, CompCare’s profitability depends on its ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums it receives under capitation arrangements.  Providing services on a capitation basis exposes CompCare to the risk that its contracts may ultimately be unprofitable if CompCare is unable to anticipate or control healthcare costs.   Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

CompCare currently depends upon a relatively small number of customers for a significant percentage of its behavioral health managed care operating revenues. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on our consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of CompCare's services would have a material adverse effect on our consolidated results of operations or financial condition (see Note 13 — Major Customers/Contracts).

Results of Operations

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last three fiscal years (amounts in thousands except patient treatment data):

(In thousands)	Year Ended December 31, 2007
	2007	2006	2005
Revenues
Behavioral health managed care services	$36,306	$-	$-
Healthcare services	7,695	3,906	1,164
Total revenues	44,001	3,906	1,164
Operating Expenses
Behavioral health managed care expenses	35,679	-	-
Cost of healthcare services	2,052	818	134
General and administrative expenses	45,554	38,680	22,105
Impairment loss	2,387	-	272
Research and development	3,358	3,053	2,646
Depreciation and amortization	2,502	1,281	879
Total operating expenses	91,532	43,832	26,036
Loss from operations	(47,531)	(39,926)	(24,872)
Interest income	1,584	1,630	834
Interest expense	(2,190)	-	-
Loss on extinguishment of debt	(741)	-	-
Change in fair value of warrant liability	3,471	-	-
Other non-operating expense, net	32	-	-
Loss before provision for income taxes	$(45,375)	$(38,296)	$(24,038)

Summary of Consolidated Operating Results

We acquired a majority controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment.

The increased loss in 2007 compared to 2006 is due to the inclusion of a loss of $4.1 million from CompCare, including purchase accounting adjustments, higher operating expenses, $2.4 million impairment loss, and $741 thousand loss on extinguishment of debt, partially offset by an increase in revenues from our healthcare services segment and the $3.5 million fair value adjustment of the warrant liability.

The increase in the loss before provision for income taxes in 2006 compared to 2005 was due to significantly higher operating costs as we expanded our business operations.

Our healthcare services revenues nearly doubled in 2007 when compared to 2006. The increase was due to the increase in the number of patients treated at our U.S. licensed sites and at our managed treatment centers, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with government agencies and other third-party payers.

The increase in revenues between 2006 and 2005 was primarily attributable to the increase in the number of patients treated at our U.S. license sites and at the managed treatment centers.

Excluding the impact of CompCare, total operating expenses for the year ended December 31, 2007 increased by approximately $7.4 million when compared to the same period in 2006. The increase is due mainly to the $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation (as discussed more fully in “Healthcare Services” below), the increase in the number of our sales field personnel, the expansion in number of licensees, the strengthening and expansion in our management and support teams, the funding of clinical research studies and investment in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.

Total share based compensation expense decreased to $2.6 million for the year ended December 31, 2007 compared to $3.7 for the same period in 2006 due principally to the decline in market value of our common stock.  The 2006 expense increased from the $1.7 million incurred in 2005 due to the adoption of SFAS No.123R, “Share-based Payment” (SFAS 123R).

We incurred approximately $1.9 million of interest expense during the year ended December 31, 2007 associated with the CompCare acquisition-related financing with Highbridge that originally consisted of the issuance of a $10 million senior secured note and warrants to purchase up to approximately 250,000 shares of our common stock.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
(In thousands)	2007	2006	2005

Healthcare services	$(41,270)	$(38,296)	$(24,038)
Behavioral health managed care services	(4,105)	-	-
Loss before provision for income taxes	$(45,375)	$(38,296)	$(24,038)

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2007, 2006 and 2005:

(In thousands, except patient treatment data)	December 31,
	2007	2006	2005
Revenues
U.S. licensees	$3,807	$2,650	$1,105
Managed treatment centers (a)	2,416	1,137	59
Other revenues	1,472	119	-
Total revenues	7,695	3,906	1,164
Operating Expenses
Cost of healthcare services	2,052	818	134
General and administrative expenses
Salaries and benefits	21,272	16,212	9,204
Other expenses	20,561	22,468	12,901
Impairment loss	2,387	-	272
Research and development	3,358	3,053	2,646
Depreciation and amortization	1,578	1,281	879
Total operating expenses	51,208	43,832	26,036
Loss from operations	(43,513)	(39,926)	(24,872)
Interest income	1,439	1,630	834
Interest expense	(1,926)	-	-
Loss on extinguishment of debt	(741)	-	-
Change in fair value of warrant liability	3,471	-	-
Loss before provision for income taxes	$(41,270)	$(38,296)	$(24,038)

PROMETA Patients Treated
U.S. licensees	559	427	207
Managed treatment centers (a)	239	140	9
Other	124	15	-
	922	582	216
Average revenue per PROMETA patient treated (b)
U.S. licensees	$5,444	$5,915	$5,337
Managed treatment centers (a)	8,840	8,121	6,564
Other	5,810	2,463	-
Overall average	6,374	6,357	5,388

(a) Includes managed and/or licensed PROMETA Centers.
(b) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 nearly doubled compared to 2006, due to an increase in the number of patients treated across all of our markets, expansion of the number of contributing licensees, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with third-party payers. The number of PROMETA patients treated increased by 58% in 2007 compared to 2006. The number of licensed sites that contributed to revenues increased to 70 for the year ended December 31, 2007 compared to 41 sites contributing to revenues in 2006, including two new PROMETA Centers that were opened in San Francisco and New Jersey in January 2007, and the addition of a managed treatment center in Dallas, Texas, in August 2007.  The average revenue per patient treated at U.S. licensed sites in 2007 decreased compared to 2006 due to higher average discounts granted by our licensees resulting principally from the launch of a patient assistance program with our licensees, new site training and business development initiatives. The average revenue for PROMETA patients treated at the managed treatment centers increased in 2007 from 2006 due to a lower percentage of discounted and training patients, and is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements. Other revenues in 2007 consisted of revenues from our international operations and third-party payers. International revenues in 2007 include the commencement of operations in Europe in the first quarter of 2007 and revenues from Panama commencing in September 2007.

Operating Expenses

Total operating expenses increased by $7.4 million during the year ended December 31, 2007 compared to the same period in 2006, as we incurred a $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation, increased the number of our sales field personnel, expanded the number of licensees, strengthened and expanded our management and support teams, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment centers (including PROMETA Centers) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The increase in these costs primarily reflects the increase in revenues from these treatment centers, including the new sites added in 2007 discussed above.

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including support and occupancy costs, outside services and marketing. General and administrative expenses increased by $3.2 million during the year ended December 31, 2007 compared to the same period in 2006, due mainly to an increase in salaries and benefits expenses and support and occupancy costs, partially offset by reductions in certain outside services costs and advertising expenses. Salaries and benefits expenses increased by $5.1 million in 2007 compared to 2006, due to the increase in personnel from 120 employees at December 31, 2006 to approximately 160 employees at December 31, 2007, as we added managers and staff in the field to support our licensed sites, increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, increased by $2.5 million in 2007 compared to 2006 due to the growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth.  Costs related to outside services, such as audit, legal, investor relations, marketing, business development and other consulting expenses and non-cash stock-based compensation charges for services received from non-employees, decreased by $1.9 million in 2007 compared to 2006. Advertising expense declined to $872,000 from $3.4 million in 2006, primarily due to increased costs for a drug addiction awareness campaign for PROMETA in the first half of 2006.

The impairment loss of $2.4 million resulted from the non-cash settlement agreement reached with XINO Corporation in August 2007 to release 310,000 of the 360,000 shares of our common stock previously issued to XINO in 2003 in connection with our acquisition of a patent for a treatment method for opiate addition, which has never been utilized in our business plan.

Research and development expense increased by $306,000 in 2007 compared to 2006 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA Treatment Programs and the commencement of additional commercial pilot studies. We plan to spend $4.9 million in 2008 for such studies.

In January 2008, we streamlined our operations to increase our focus on disease management and managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the year ending December 31, 2008. See Healthcare Services - Recent Developments above.

Interest Income

Interest income for the year ended December 31, 2007 decreased compared to the same period in 2006 due to a decrease in the average invested balance of cash equivalents and marketable securities, and a decrease in average interest rates.

Interest Expense

Interest expense primarily relates to the $10 million senior secured note issued on January 17, 2007 to finance the CompCare acquisition, accrued at a rate equal to prime plus 2.5% (9.75% at December 31, 2007). For the year ended December 31, 2007, interest expense includes $949,000 in amortization of the $1.4 million discount resulting from the value allocated to the warrants issued with the debt and related borrowing costs.  As discussed more fully in Note 7 – Debt Outstanding, we entered into a redemption agreement to redeem $5 million in principal related to the senior secured notes as part of the securities offering completed on November 7, 2007.

Loss on extinguishment of debt

The loss on extinguishment of debt of $741,000 was due to a redemption agreement with Highbridge to redeem $5 million in principal related to the senior secured notes as part of our securities offering completed on November 7, 2007. The loss represents the difference between the reacquisition price, which included $350,000 for an early redemption penalty, and the net carrying amount of the principal amount being redeemed and related deferred costs of issuance.

Change in fair value of warrant liability

We issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million, and is accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $2.8 million at December 31, 2007, resulting in a $3.5 million non-operating gain to the statement of operations. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

 Revenues for the years ended December 31, 2006 and 2005 were $3.9 million and $1.2 million, respectively, an increase of 236%.  The increase in revenues was primarily attributable to the increase in the number of patients treated at our U.S. licensed sites and at the PROMETA Center.  In addition, our average license fees per patient treatment at U.S licensed sites increased by 17% from $5,337 in 2005 to $5,915 in 2006, primarily due to lower average discounts granted by our licensees in 2006 than in 2005. There were no significant changes in our licensing fees charged to our licensees between the periods. The average revenue for patients treated at the PROMETA Center in 2006 was $8,121, which is higher than our other licensed sites due to the consolidation of its gross patient revenues in our financial statements.

Operating Expenses

Our operating expenses increased from $26.0 million in 2005 to $43.8 million in 2006, as we expanded the number of licensees, strengthened and expanded our management and support teams, increased brand awareness, marketing and advertising for our PROMETA Treatment Programs, funded clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payers as well as international opportunities.

Cost of services consists of royalties we pay for the use of the PROMETA Treatment Program, and the PROMETA Center’s direct labor costs for its physician and nursing staff, continuing care expense, medical supplies and program medicine costs for patients treated at the PROMETA Center. The increase in these costs primarily reflects a full year of operation at the PROMETA Center, which opened in December 2005, and the related increase in revenues.

Salaries and benefits expenses were $16.2 million and $9.2 million for the years ended December 31, 2006 and 2005, respectively.  The significant increases in 2006 over 2005 reflect the increase in personnel from 90 to approximately 120 employees at the end of 2006, as we have added managers in the field to support our licensed sites and have increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions.  Additionally, the increase in 2006 includes $2.3 million of non-cash expense for stock options granted to employees and directors, resulting from our adoption of SFAS 123R on January 1, 2006. In 2005 and prior years such costs were not included in our statements of operations, but were reflected as pro forma disclosures in the footnotes to the financial statements.

Other expenses amounted to $22.5 million and $12.9 million for the years ended December 31, 2006 and 2005, respectively, which included non-cash charges of $1.4 million and $1.7 million, respectively, related to the issuance of common stock, stock options and warrants for services received from non employees.  Other expenses include advertising, legal, audit, insurance, rent, travel and entertainment, investor relations, marketing, business development and other professional consulting costs.  Most expenditures increased significantly in 2006 from 2005, due to the rapid growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth.  Additionally, in 2006, we increased spending in marketing and direct-to-consumer advertising in some of the major metropolitan services areas, where we have established a market presence.  Our advertising costs increased from $1.1 million in 2005 to $3.3 million in 2006, a significant portion of which was spent on a branding awareness campaign for PROMETA. We also incurred higher costs for auditing and consulting costs for Sarbanes-Oxley Section 404 compliance and new initiatives for expanding our business to managed care, statewide agencies, government affairs, the gay community and international developmental activities.

In 2006 we incurred approximately $3.1 million for research and development, compared to $2.6 million in 2005, as we funded unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA Treatment Programs and commenced additional commercial pilot studies.

Interest Income

Interest income increased from $834,000 in 2005 to $1.6 million in 2006 primarily due to higher average marketable securities balances from the proceeds of our $40 million equity offering in November 2005 and an increase in the weighted average interest rates during 2006.

Behavioral Health Managed Care Services

The following table summarizes the operating results for behavioral health managed care services for the period January 13 through December 31, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a majority controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments. CompCare’s operating results for prior periods are not included in our consolidated financial statements.

(Dollar amounts in thousands)	For the period January 13 through December 31,
2007
Revenues
Capitated contracts	$35,226
Non-capitated contracts	1,080
Total revenues	36,306
Operating Expenses
Claims expense	29,041
Other behavioral health managed care services expense	6,638
Total healthcare operating expense	35,679
General and administrative expenses	3,721
Depreciation and amortization	923
Loss from operations	(4,017)
Other non-operating income, net	32
Interest income	143
Interest expense	(263)
Loss before provision for income taxes	$(4,105)

Total membership	1,025,000
Medical Loss Ratio (1)	82%

(1)  Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.

Revenues

    Revenues for the period January 13 through December 31, 2007 include $14.6 million attributable to the new HMO client in Indiana now with 279,000 Medicaid recipients. This contract started on January 1, 2007, accounted for 40% of behavioral health managed care services revenues in 2007. The premiums for this agreement were based on actuarial assumptions on the level of utilization of benefits by members covered under this new managed care behavioral health program and have limited historical basis. The premiums based on these assumptions may be insufficient to cover the benefits provided and CompCare may be unable to obtain offsetting rate increases. Contract premiums have been set based on anticipated significant savings and on types of utilization management that may not be possible, which may cause disagreements with providers that divert management resources and that may have an adverse impact on our consolidated financial statements in future periods. To offset high utilization costs during 2007, CompCare is negotiating and believes it will receive a rate increase effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet. The rate increase would amount to approximately $2.0 million per annum.

Operating Expenses

The medical loss ratio amounted to 82% for the period January 13 through December 31, 2007, and reflects increased member utilization during the months of March, April and May due to historical seasonality and from higher utilization of services by members during the initial months under the new contract with the Indiana HMO client. Providing services under a new contract for populations at risk that have not yet been managed previously necessitates the adjustment to an increased  level of management and approval called for in the managed care agreements.  It typically takes time and resources to facilitate the adjustment to the new environment by the providers and other participants in the system.  As a result, higher utilization and related claims costs were incurred at the beginning of this contract compared to what we expect to incur in the future as the population becomes more accustomed to managed care. There has been higher utilization during the first year of the contract for services to members that were currently receiving treatment or had previously received treatment prior to the start of the contract. In response, CompCare hired additional personnel and contracted for more psychiatrist services. In addition, to help better manage the care for new members seeking treatment, the higher amount of initial authorizations experienced in the first month of the contract were reduced so that the needs of the members could be better evaluated.  All of these measures have reduced authorizations granted in subsequent months.  CompCare is taking additional steps to further increase management of this population, including working with providers to facilitate appropriate levels of care and more strictly applying benefit definitions. Due to the factors discussed above, the medical loss ratio for this contract amounted to 100% for the period January 13 through December 31, 2007.  As discussed above, CompCare is negotiating and believes it will receive a rate increase effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet. The rate increase would amount to approximately $2.0 million per annum.

Other healthcare expenses, which are attributable to servicing both capitated and non-capitated contracts, were 18% of operating revenue for the period January 13 through December 31, 2007.

General and administrative expenses for the period January 13 through December 31, 2007 reflect $416,000 in costs incurred as a result of the retirement of CompCare’s previous CEO, which represented two years of base salary pursuant to a change in control provision in her employment agreement. General and administrative expenses for this period also reflect approximately $239,000 in costs and expenses resulting from the acquisition and proposed merger between Hythiam and CompCare, and for legal services in defense against two class action lawsuits related to the proposed merger that have subsequently been dismissed.

Depreciation and amortization for the period January 13 through December 31, 2007 includes $775,000 of amortization related to the fair value attributable to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.

Interest Expense

Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $78,000 of amortization related to the purchase price allocation adjustment related to the CompCare acquisition for the period January 13 through December 31, 2007.

Liquidity and Capital Resources

We have financed our operations, since inception, primarily through the sale of shares of our common stock in public and private placement stock offerings.  The following table sets forth a summary of our equity offering proceeds, net of expenses, since our inception (in millions):

Date	Transaction Type	Amount
September 2003	Private Placement	$ 21.3
December 2004	Private Placement	21.3
November 2005	Public Offering	40.2
December 2006	Private Placement	24.4
November 2007	Registered Direct Placment	42.8
		$ 150.0

On November 7, 2007, we completed a registered direct placement, in which we issued an aggregate of 9,635,000 shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million, with select institutional investors. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge (see discussion below), which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a redemption agreement entered into with Highbridge in November 2007. The fair value of the warrants at the date of issue was estimated at $6.3 million, accounted for as a liability in accordance with EITF 00-19.  We intend to use the proceeds of the registered direct common stock placement for working capital and general corporate purposes. We incurred approximately $3.4 million in fees to placement agents and other transaction costs in connection with the transaction, of which $1.2 million was accrued and payable at December 31, 2007.

In December 2006, we issued 3,573,000 shares of common stock at a price of $7.30 per share in a closed private placement offering for a total of $26.1 million in proceeds from funds affiliated with existing investors and accredited institutional investors. We paid $1.8 million in placement fees to the underwriters in connection with the transaction.

In November 2005, we completed an underwritten equity offering of 9,200,000 shares at a price of $4.75 per share for a total of $43.7 million in proceeds.  We paid $3.1 million in placement fees to the underwriters in connection with the transaction.

We received $10 million in proceeds from the issuance of a secured note to finance the cash portion of our acquisition cost to acquire a controlling interest in CompCare, and we received an additional $2.0 million of proceeds from exercises of stock options and warrants during the year ended December 31, 2007.

As of December 31, 2007, we had a balance of approximately $47.0 million in cash, cash equivalents and marketable securities, of which approximately $6.3 million is held by CompCare. As of December 31, 2007, approximately $19 million of our marketable securities consisted of auction rate securities, which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Through February 13, 2008, all of our auction rate securities held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in auction rate securities to $11.5 million. However, from February 14 through March 12, 2008, auctions for these securities had failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful, limiting the short-term liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in auction rate securities from a current asset to a long-term asset.  We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is uncertain. We believe that we will not require access to these funds in the near-term prior to restoration of liquidity in this market. These securities will be analyzed each reporting period for other-than-temporary impairment factors. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

 In January 2008, we streamlined our operations to increase our focus on disease management and managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. The actions we took included eliminating field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco,  a reduction in outside consultants and overall reductions in overhead costs.  Estimated one-time costs associated with these actions were approximately $1.0 million and will be recognized as a charge to operating expenses in the statement of operations for the quarter ended March 31, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. We do not expect to incur any material additional costs associated with this initiative. We also anticipate that in addition to previously entered into and announced business relationships, new disease management agreements from labor unions, self-insured employers, and managed care health plans will add to the current private pay revenue base and result in higher revenues for 2008. The combination of increased revenues and cost reductions is expected to reduce the company's net cash utilization for 2008 compared to 2007. Following the streamlining actions taken in January 2008, we anticipate that our cash operating expenditures will average approximately $2.5 million per month for the remainder of 2008 compared to an average of approximately $3.6 million per month in the fourth quarter of 2007,  excluding research and development costs and costs incurred by our consolidated subsidiary, CompCare, as discussed below. We plan to spend approximately $4.9 million in 2008 for research and development. CompCare had positive net cash flow in 2007, principally due to new contracts that started January 1, 2007, but is expected to incur negative cash flows during 2008 resulting from increased claims expense. However, CompCare believes that it has sufficient cash reserves to sustain its current operations and to meet its obligations. Because of the significant publicly held minority interest in CompCare, we do not anticipate receiving dividends from CompCare or otherwise having access to cash flows generated by CompCare’s business.

In 2006 and 2007, we expended approximately $957,000 and $1.5 million, respectively, in capital expenditures for the build-out and equipping of the new PROMETA Center in San Francisco, the purchase of computers and office equipment for the increase in staff, expansion of our corporate office facilities and additional investments in the development of our information systems and other equipment needs. We expect our capital expenditures to be approximately $900,000 in 2008, primarily for the purchase of computer software related to our planned disease management products, computers and office equipment for our staff and additional investments in the development of our information systems. Capital spending by CompCare in 2008 is not expected to be material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current plans, including anticipated revenues, we believe that our existing cash, cash equivalents and marketable securities, together with the estimated proceeds from the November 7, 2007 offering discussed above, will be sufficient to fund our operating expenses and capital requirements until we generate positive cash flows, which we believe will be within the next two years.  Our ability to meet our obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may also seek to raise additional capital through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.  If this occurs, and we do not or are unable to borrow funds or sell additional securities, we may be unable to meet our cash obligations as they become due and we may be required to delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

CompCare Acquisition and Financing

In January 2007, we acquired all of the outstanding membership interests of Woodcliff for $9 million in cash and approximately 215,000 shares of our common stock. Woodcliff owns 1,739,000 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare.  The preferred stock gives us rights, including:

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

In January 2007, to finance the CompCare acquisition, we entered into a securities purchase agreement pursuant to which we sold to Highbridge (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to approximately 250,000 shares of our common stock (adjusted to 285,000 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option for Highbridge to demand redemption of the Notes after 18 months from the date of issuance.

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

The acquisition of Woodcliff and a majority controlling interest in CompCare did not require any material amount of additional cash investment or expenditures by us in 2007, and is not expected to do so in 2008, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations.

The unpaid claims liability for managed care services is estimated using an actuarial paid completion factor methodology and other statistical analyses.  These estimates are subject to the effects of trends in utilization and other factors.  Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $5.5 million claims payable amount reported as of December 31, 2007.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2007 (in thousands):

Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Long-term debt obligations, including interest	$8,434	$5,290	$3,144	$-	$-
Claims payable (1)	5,464	5,464	-	-	-
Reinsurance claims payable (2)	2,526	-	2,526	-	-
Capital lease obligations	607	231	297	79	-
Operating lease obligations (3)	4,643	1,624	2,611	408	-
Contractual commitments for clinical studies	4,150	4,150	-	-	-
	$25,824	$16,759	$8,578	$487	$-

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

(2)
This item represents a liability relating to denied claims for a terminated reinsurance contract. Any adjustment to the reinsurance claims liability subsequent to December 31, 2007 would be accounted for in our statement of operations in the period in which the adjustment is determined.

(3)
Operating lease commitments for our and CompCare’s corporate office facilities, two PROMETA Centers, including deferred rent liability, a managed treatment center in Dallas, Texas and facilities related to our international operations.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies.  Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our board of directors. We believe our accounting policies specific to behavioral health managed care services revenue recognition, managed care premium deficiencies, accrued claims payable and claims expense for managed care services, share-based compensation expense and the impairment assessments for goodwill and other intangible assets involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below:

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

Premium Deficiencies

CompCare accrues losses under capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. CompCare performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract's specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and our estimate of future cost increases.

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

   On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the period January 13 through December 31, 2007, CompCare identified two contracts that were not meeting their financial goals. CompCare successfully obtained a rate increase from one client effective January 1, 2008. CompCare is negotiating and believes it will receive a rate increase from the other client effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet. The rate increase would amount to approximately $2.0 million per annum. At December 31, 2007, CompCare believes no contract loss reserve for future periods is necessary for these contracts.

Accrued Claims Payable and Claims Expense

Behavioral health managed care operating expenses are composed of claims expense and other healthcare expenses.  Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts.

The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when it receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of CompCare’s employees.  If all of these requirements are met, the claim is entered into CompCare’s claims system for payment and the associated cost of behavioral health services is recognized. If the claim is denied, the service provider is notified and has appeal rights under their contract with us.

Accrued claims payable consists primarily of CompCare’s reserves established for reported claims and claims that have been incurred but not reported (IBNR), which are unpaid through the respective balance sheet dates. CompCare’s policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, CompCare’s management uses an actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.

At December 31, 2007, CompCare’s management determined its best estimate of the accrued claims liability to be $5.5 million. Approximately $2.3 million of the $5.5 million accrued claims payable balance at December 31, 2007 is attributable to the new major HMO contract in Indiana that started January 1, 2007.  As of December 31, 2007 CompCare has accrued as claims expense approximately 100% of the revenue from this contract. Due to limited historical claims payment data, CompCare’s management estimated the IBNR for this contract primarily by using estimated completion factors based on authorization data.

Accrued claims payable at December 31, 2007 comprises approximately $1.1 million of submitted and approved claims, which had not yet been paid, and $4.4 million for IBNR claims.

Many aspects of the managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment.  Actual claims incurred could differ from the estimated claims payable amount presented.  The following are factors that would have an impact on CompCare’s future operations and financial condition:

•	Changes in utilization patterns
•	Changes in healthcare costs
•	Changes in claims submission timeframes by providers
•	Success in renegotiating contracts with healthcare providers
•	Adverse selection
•	Changes in benefit plan design
•	The impact of present or future state and federal regulations

A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at December 31, 2007, could increase or decrease CompCare’s claims expense by approximately $193,000.

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of SFAS 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation.” and the FASB Emerging Issues Task Force Issue No. 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term, since we have a limited history as a public company and complete reliance on our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2007 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Goodwill

We evaluate goodwill for impairment annually based on the estimated fair value of our healthcare services reportable segment. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. In estimating the fair value, management considers both the income and market approaches to fair value determination. The income approach is based on a discounted cash flow methodology, in which management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of the reporting unit. The market approach is based primarily on reference to transactions involving the company’s common stock and the quoted market prices of the company’s common stock. As a result of such tests, management believes there is no material risk of loss from impairment of goodwill.  However, actual results may differ significantly from management’s assumptions, resulting in potentially adverse impact to our consolidated financial statements.

Impairment of intangible assets

We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. We will continue to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenues less estimated costs. Since we have not recognized significant revenues to date, our estimates of future revenues may not be realized and the net realizable value of our capitalized costs of intellectual property may become impaired. In December 2005, we recorded an impairment charge of $272,000 to write off the capitalized costs of intellectual property relating to an acquired patent for a treatment method for opiate addiction that we have determined would not likely be utilized in our current business plan. As a result of a non-cash stock settlement agreement reached in August 2007 with seller of the opiate patent, we released 310,000 shares of our common stock, which shares had been subject to a stock pledge agreement pending the resolution of certain contingencies, as additional consideration related to the purchase of the patent. The fair market value of these shares amounted to $2.4 million, based on the closing stock price on the date of the settlement, and was recorded as an additional impairment loss for the year ended December 31, 2007. We recorded no impairment charges in 2006.

Recent Accounting Pronouncements

In September 2006, The FASB issued SFAS No. 157, “Fair Value Measurements,” SFAS 157 which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

As of December 31, 2007, approximately $19 million of our marketable securities consisted of auction rate securities, which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Through February 13, 2008, all of our auction rate securities held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in auction rate securities to $11.5 million. However, from February 14 through March 12, 2008, auctions for these securities had failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful, limiting the short-term liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in auction rate securities from a current asset to a long-term asset.  We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is uncertain. We believe that we will not require access to these funds in the near-term prior to restoration of liquidity in this market. These securities will be analyzed each reporting period for other-than-temporary impairment factors. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

The weighted average interest rate of marketable securities held at December 31, 2007 was 5.49%. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our auction rate securities because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during 2007, the amount of interest income earned from our investment portfolio in 2007 would have decreased by an estimated amount of $368,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.                  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management's Report on Internal Control over Financial Reporting

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

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

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of our internal control over financial reporting as of December 31, 2007. A copy of this report is included at page F-3 of this Annual Report on Form 10-K.

ITEM 9B.                 OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to stockholders in connection with the registrant’s 2008 annual meeting of stockholders.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1),(2)     Financial Statements

The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.

(a)(3)           Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1	Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003(1)
3.2	By-Laws of Hythiam, Inc., a Delaware corporation(1)
4.1	Specimen Common Stock Certificate(3)
10.1*	2003 Stock Incentive Plan(1)
10.2*	Employment Agreement of Terren S. Peizer(3)
10.3*	Employment Agreement of Richard A. Anderson(3)
10.6*	Management and Support Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc. (3)
10.7*	Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates(3)
10.8*	First Amendment to Consulting Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc. (4)
10.9*	First Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc. (4)
10.10*	Second Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc. (4)
10.11*	Employment Agreement of Christopher Hassan(4)
10.12*	2007 Stock Incentive Plan(5)
10.13	Form of Standard Technology License and Administrative Services Agreement
10.14*	Second Amendment to Consulting Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc.
10.15	Redemption Agreement between Hythiam, Inc. and Highbridge International, LLC.
14.1	Code of Conduct and Ethics(2)
14.2	Code of Ethics for CEO and Senior Financial Officers(2)
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP
23.2	Consent of Independent Valuation Specialist – Actuarial Risk Management
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to exhibit of the same number to the registrant’s Form 8-K filed September 30, 2003.
(2)	Incorporated by reference to exhibit of the same number to the registrant’s annual report on Form 10-K for the year ended December 31, 2003.
(3)	Incorporated by reference to exhibit of the same number to the registrant's annual report on Form 10-K for the year ended December 31, 2005.

(4) Incorporated by reference to exhibit of the same number to the registrant's annual report on Form 10-K for the year ended December 31, 2006.
(5) Incorporated by reference to the registrant's Revised Definitive Proxy on Form DEFR14A filed May 11, 2007.

      *   Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: March 17, 2008	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 17, 2008
Terren S. Peizer

/s/ CHUCK TIMPE	Chief Financial Officer (Principal Financial Officer)	March 17, 2008
Chuck Timpe

/s/ MAURICE HEBERT	Corporate Controller (Principal Accounting Officer)	March 17, 2008
Maurice Hebert

/s/ RICHARD A. ANDERSON	Director and Senior Executive Vice President	March 17, 2008
Richard A. Anderson

/s/ CHRISTOPHER S. HASSAN	Director and Senior Executive Vice President	March 17, 2008
Christopher S. Hassan

/s/ LESLIE F. BELL, ESQ.	Director	March 17, 2008
Leslie F. Bell, Esq.

/s/ KAREN FREEMAN-WILSON	Director	March 17, 2008
Karen Freeman-Wilson

/s/ IVAN M. LIEBERBURG, PH.D., M.D.	Director	March 17, 2008
Ivan M. Lieberburg, Ph.D., M.D.

/s/ MARC G. CUMMINS	Director	March 17, 2008
Marc G. Cummins

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	March 17, 2008
Andrea Grubb Barthwell, M.D.

HYTHIAM, INC. AND SUBSIDIARIES
Index to Financial Statements and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Hythiam, Inc.
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Hythiam, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As more fully described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standard No.123 (R), “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
March 14, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Hythiam, Inc.
Los Angeles, California

We have audited Hythiam, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hythiam, Inc and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hythiam, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 14, 2008 expressed an unqualified opinion thereon.

Los Angeles, California
March 14, 2008

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$11,149	$5,701
Marketable securities, at fair value	35,840	37,746
Restricted cash	39	82
Receivables, net	1,787	637
Notes receivable	133	-
Prepaids and other current assets	1,394	383
Total current assets	50,342	44,549

Long-term assets
Property and equipment, net of accumulated depreciation
of $5,630,000 and $2,224,000, respectively	4,291	3,711
Goodwill	10,557	-
Intangible assets, less accumulated amortization of
$1,609,000 and $591,000, respectively	4,836	3,397
Deposits and other assets	620	548
Total Assets	$70,646	$52,205

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,038	$6,114
Accrued compensation and benefits	2,860	2,786
Accrued liabilities	2,030	551
Accrued claims payable	5,464	-
Short-term debt	4,742	-
Income taxes payable	94	-
Total current liabilities	19,228	9,451

Long-term liabilities
Long-term debt	2,057	-
Accrued reinsurance claims payable	2,526	-
Warrant liability	2,798	-
Capital lease obligations	331	183
Deferred rent and other long-term liabilities	442	542
Total Liabilities	27,382	10,176

Commitments and contingencies (See Note 14)

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
54,335,000 and 43,917,000 shares issued and 54,335,000
and 43,557,000 shares outstanding at December 31, 2007
and December 31, 2006, respectively	5	4
Additional paid-in-capital	166,460	119,764
Accumulated deficit	(123,201)	(77,739)
Total Stockholders' Equity	43,264	42,029
Total Liabilities and Stockholders' Equity	$70,646	$52,205

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Year Ended December 31,
	2007	2006	2005
Revenues
Behavioral health managed care services	$36,306	$-	$-
Healthcare services	7,695	3,906	1,164
Total revenues	44,001	3,906	1,164

Operating Expenses
Behavioral health managed care expenses	35,679	-	-
Cost of healthcare services	2,052	818	134
General and administrative expenses	45,554	38,680	22,105
Impairment loss	2,387	-	272
Research and development	3,358	3,053	2,646
Depreciation and amortization	2,502	1,281	879

Total operating expenses	91,532	43,832	26,036

Loss from operations	(47,531)	(39,926)	(24,872)
Interest income	1,584	1,630	834
Interest expense	(2,190)	-	-
Loss on extinguishment of debt	(741)	-	-
Change in fair value of warrant liability	3,471	-	-
Other non-operating income, net	32	-	-

Loss before provision for income taxes	(45,375)	(38,296)	(24,038)
Provision for income taxes	87	2	-

Net loss	$(45,462)	$(38,298)	$(24,038)

Net loss per share - basic and diluted	$(0.99)	$(0.96)	$(0.77)

Weighted average number of shares outstanding - basic and diluted	45,695	39,715	31,173

See accompanying notes to financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
(In thousands)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2004	29,751	$3	$47,234	$(15,403)	$31,834

Common stock, options and warrants
issued for outside services	23	-	1,501	-	1,501
Exercise of options and warrants	170	-	265	-	265
Common stock issued in public
offering, net of expenses	9,200	1	40,176	-	40,177
Net loss	-	-	-	(24,038)	(24,038)
Balance at December 31, 2005	39,144	4	89,176	(39,441)	49,739

Common stock issued for intellectual property
and outside services	157	-	1,064	-	1,064
Options and warrants issued for
employee and outside services	-	-	3,462	-	3,462
Exercise of options and warrants	683	-	1,690	-	1,690
Common stock issued in private
placement offering, net of expenses	3,573	-	24,372	-	24,372
Net loss	-	-	-	(38,298)	(38,298)
Balance at December 31, 2006	43,557	4	119,764	(77,739)	42,029

Common stock issued for intellectual property
and outside services	315	-	2,447	-	2,447
Options and warrants issued for
employee and outside services	-	-	2,397	-	2,397
Exercise of options and warrants	586	-	1,940	-	1,940
Common stock issued for employee stock
purchase plan	27	-	124	-	124
Common stock issued for CompCare
acquisition	215	-	2,084	-	2,084
Warrants issued with debt	-	-	1,342	-	1,342
Common stock issued in registered
direct placement, net of expenses	9,635	1	36,362	-	36,363
Net loss	-	-	-	(45,462)	(45,462)
Balance at December 31, 2007	54,335	$5	$166,460	$(123,201)	$43,264

See accompanying notes to consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
(In thousands)	2007	2006	2005

Operating activities
Net loss	$(45,462)	$(38,298)	$(24,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,500	1,281	879
Amortization of debt discount, issuance cost included in interest expense	1,026	-	-
Provision for doubtful accounts	528	281	25
Deferred rent	(6)	134	124
Share-based compensation expense	2,605	3,691	1,701
Impairment loss	2,387	-	272
Loss on extinguishment of debt	741	-	-
Fair value adjustment on warrant liability	(3,471)	-	-
Loss on disposition of fixed assets	-	-	64
Changes in current assets and liabilities, net of business acquired:
Receivables	(810)	(737)	(136)
Prepaids and other current assets	(529)	141	(181)
Accrued claims payable	2,865	-	-
Accounts payable	(1,594)	5,008	2,471
Net cash used in operating activities	(39,220)	(28,499)	(18,819)

Investing activities
Purchases of marketable securities	(80,168)	(47,813)	(80,704)
Proceeds from sales and maturities of marketable securities	82,104	53,650	60,600
Cash paid related to acquisition of a business, net of cash acquired	(4,760)	-	-
Restricted cash	43	(38)	(44)
Purchases of property and equipment	(1,142)	(889)	(1,773)
Deposits and other assets	152	(37)	(146)
Cost of intangibles	(320)	(143)	(139)
Net cash (used in) provided by investing activities	(4,091)	4,730	(22,206)

Financing activities
Proceeds from sale of common stock and warrants	37,512	24,372	40,177
Cost related to issuance of common stock	(230)	-	-
Cost related to issuance of debt and warrants	(303)	-	-
Proceeds from issuance of debt and warrants	10,000	-	-
Capital lease obligations	(178)	(9)	-
Exercises of stock options and warrants	1,958	1,690	265
Net cash provided by financing activities	48,759	26,053	40,442

Net increase in cash and cash equivalents	5,448	2,284	(583)
Cash and cash equivalents at beginning of period	5,701	3,417	4,000
Cash and cash equivalents at end of period	$11,149	$5,701	$3,417

Supplemental disclosure of cash paid
Interest	$1,059	$-	$-
Income taxes	36	2	-
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$232	$97	$-
Common stock issued for intellectual property	-	738	-
Property and equipment acquired through capital leases and other financing	284	320	-
Common stock issued for acquisition of a business	2,084	-	-
Stock issued for redemption of debt	5,350	-	-

HYTHIAM, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

Hythiam, Inc. (referred to herein as the company, we, us and our) is a healthcare services management company, providing behavioral health management services to health plans, employers, criminal justice, and government agencies through a network of licensed and company managed healthcare providers. We also research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment programs. Through our subsidiary, Comprehensive Care Corporation (CompCare), we manage all behavioral health disorders. We utilize CompCare’s infrastructure to offer our proprietary disease management services.  Our disease management offering combines medical and behavioral treatment modalities to manage substance dependent populations, and is built around our proprietary PROMETA® Treatment Programs for alcoholism and dependence to cocaine and methamphetamines. Our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through licensed treatment providers. We also license or manage treatment centers that offer the PROMETA Treatment Programs, as well as other treatments for substance dependencies.

On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 50.05% of the outstanding shares of CompCare based on shares outstanding as of December 31, 2007. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We began consolidating CompCare’s accounts on January 13, 2007. See further discussion in Note 5 — Acquisition of Woodcliff and Controlling Interest in CompCare.

CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators and commercial and other group purchasers of behavioral healthcare services. The customer base for CompCare’s services includes both private and governmental entities.

We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers. Our behavioral health managed care services segment currently focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare. A majority of our consolidated revenues and assets are earned or located within the United States.

Basis of Consolidation and Presentation

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, CompCare, and company-managed professional medical corporations. Based on the provisions of management services agreements between us and the medical corporations, we have determined that the medical corporations are variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations. See further discussion below in “Variable Interest Entities” and Note 2 – Management Services Agreement.

All intercompany transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2006 and 2005 have been reclassified to conform to the presentation for the year ended December 31, 2007.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates related to expense accruals, accounts receivable allowances, patient continuing care reserves, accrued claims payable, premium deficiencies, the useful life of depreciable assets, the evaluation of asset impairment and shared-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Healthcare Services

    Our healthcare services revenues to date have been derived from licensing our treatment programs and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We determine revenues earned based on the terms of our licensing and management contracts, which determination requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the provider’s commencement of the use of our program to treat a patient.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for the significant majority of our license agreements to date is in the period in which the provider begins using the program for  medically directed and supervised treatment of a patient and, in other cases, is at the time that medical treatment has been completed.

The revenues of the managed treatment centers, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical treatments, including the PROMETA Treatment Programs.  Revenues from patients treated at the managed treatment centers are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the PROMETA Treatment Programs.  Revenues relating to the continuing care portion of the PROMETA Treatment Programs are deferred and recorded over the period that the continuing care services are provided.

One of our managed treatment centers, the PROMETA Center, located in Santa Monica California, accounted for approximately 18% and 29% of healthcare services revenues, and 3% and 29% of consolidated revenues in 2007 and 2006, respectively. No other licensee or managed medical practice accounted for over 10% of healthcare services or consolidated revenues in 2007 or 2006. In 2005 three of our licensees each accounted for over 10% of healthcare services revenues, representing 25%, 20% and 18% of such revenues.

Behavioral Health Managed Care Services

Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for $35.6 million, or 97% of behavioral health managed care revenues for the period January 13 through December 31, 2007. The remaining balance of CompCare’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Cost of Healthcare Services

Cost of healthcare services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with or vary directly with, the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized, for a significant majority of our agreements, in the period in which patient treatment commences, and in other cases, at the time treatment has been completed. Such costs include royalties paid for the use of the PROMETA Treatment Program for patients treated by all licensees, and direct labor costs, continuing care expense, medical supplies and program medications for patients treated at the managed treatment centers.

Behavioral Health Managed Care Services Expense Recognition

Behavioral health managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR).  See “Accrued Claims Payable” for a discussion of IBNR claims. CompCare contracts with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. CompCare then determines that the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of its employees.  If all of these requirements are met, the claim is entered into CompCare’s claims system for payment.

Premium Deficiencies

CompCare accrues losses under its capitated contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. CompCare performs this loss accrual analysis on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract's specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and CompCare’s estimate of future cost increases.

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days’ written notice.  Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data.  Although CompCare’s clients have historically been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future in CompCare’s favor.  If a rate increase is not granted, CompCare has the ability, in most cases, to terminate the contract and limit its risk to a short-term period.

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the period January 13 through December 31, 2007, CompCare identified two contracts that were not meeting their financial goals. CompCare successfully obtained a rate increase from the clients, effective January 1, 2008.  At December 31, 2007, CompCare believes no contract loss reserve for future periods is necessary for these contracts.

Share-Based Compensation

Under our 2003 and 2007 Stock Incentive Plans (the Plans), we have granted incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) to executive officers, employees, members of our board of directors, and certain outside consultants. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant. Employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. Total share-based compensation expense on a consolidated basis amounted to $2.6 million, $3.7 million and $1.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock Options – Employees and Directors

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment,” (SFAS 123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors based on estimated fair values at the date of grant using an option-pricing model. SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation” for awards granted to employees and directors and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Prior to the adoption of SFAS 123R, we accounted for share-based payment awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under APB 25, we recognized no share-based compensation expense in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant. Under the provisions of SFAS 123R, share based compensation expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant) using the straight-line method, and is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS 123 for the periods prior to 2006, we accounted for forfeitures as they occurred.

We adopted SFAS 123R using the modified prospective method, and in accordance with that method, our consolidated financial statements for 2006 include compensation expense related to the unvested portion of share-based payment awards granted prior to January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R on January 1, 2006, share-based compensation expense recognized under SFAS 123R for employees and directors for 2006 and 2007 was $2.3 million and $2.4 million, respectively, which impacted our basic and diluted loss per share by $0.06 and $0.05, respectively.

Had we determined compensation cost based on the fair value at the grant date for such stock options under SFAS 123 for the year ended December 31, 2005, the pro forma effect on net loss and net loss per share would have been as follows:

2005
Net loss as reported	$(24,038,000)
Add: Stock-based compensation expense	20,000
Less: Stock-based expense determined under
fair value based method	(901,000)
Pro forma net loss	$(24,919,000)

Net loss per share:
As reported – basic and diluted	$(0.77)
Pro forma – basic and diluted	$(0.80)

The estimated weighted average fair values of options granted during 2007, 2006 and 2005 were $4.50, $3.95 and $4.08 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2007	2006	2005
Expected volatility	64%	66%	58%
Risk-free interest rate	4.46%	4.72%	4.18%
Weighted average expected lives in years	6.5	6.1	10.0
Expected dividend yield	0%	0%	0%

The expected volatility assumption for 2007, 2006 and 2005 was based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees, which amounted to 29% in 2007 and 27% in 2006.

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

Stock Options and Warrants – Non-employees

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

Share-based expense relating to stock options and warrants granted and common stock issued to non-employees was $104,000, $1.4 million and $1.6 million for 2007, 2006 and 2005, respectively.

Stock Options – CompCare Employees, Directors and Consultants

CompCare’s 1995 and 2002 Incentive Plans (the CompCare Plans) provide for the issuance of ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants, and stock options to its employees and non-employee directors. Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. CompCare also has a non-qualified stock option plan for its outside directors, in which the option grants vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee.

CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. As a result of adopting SFAS 123R, share-based compensation expense recognized for employees and directors for the period January 13 through December 31, 2007 was $83,000.

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

For the period January 13 through December 31, 2007
Expected volatility	110%
Risk-free interest rate	4.87%
Weighted average expected lives in years	3.3
Expected dividend yield	0%
Advertising Costs

Costs incurred for advertising, including production costs, are generally expensed when incurred or expensed on a straight-line basis over the periods that advertisements are run.  Our advertising costs were approximately $680,000, $3.3 million and $1.1 million in 2007, 2006 and 2005, respectively.

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates.  Income and expense items are translated at average exchange rates prevailing during the year.  The local currency is the functional currency.  Foreign currency transaction gains (losses) of approximately ($22,000), $20,000 and $21,000 for the years ended December 31, 2007, 2006 and 2005, respectively, are primarily related to intercompany receivables and payables for which settlement is planned in the foreseeable future, and are included in the consolidated statements of operations.  There were no foreign currency translation adjustments recorded to other comprehensive income.

Income Taxes

We account for income taxes using the liability method in accordance with SFAS 109, "Accounting for Income Taxes." To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount of assets and liabilities and the amounts that are reported in the tax return. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

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

Common equivalent shares, consisting of approximately 9,846,000, 7,222,000, and 6,901,000 of incremental common shares as of December 31, 2007, 2006 and 2005, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We invest available cash in short-term commercial paper, certificates of deposit and high grade variable rate securities.  Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Restricted cash represents deposits secured as collateral for a bank credit card program.

Marketable Securities

Investments include auction rate securities, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, and have readily determined fair values, which are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value. Our marketable securities at December 31 consisted of the following investments with the following maturities:

	Fair Market Value	Less than 1 Year	1-5 Years	5-10 Years	More than 10 Years
December 31, 2007

Variable auction rate securities	$19,000,000	$-	$-	$-	$19,000,000
Commercial paper	16,518,000	-	-	-	16,518,000
Certificates of deposits	322,000	322,000	-	-	-
	$35,840,000	$322,000	$-	$-	$35,518,000
December 31, 2006

Variable auction rate securities	$27,464,000	$-	$-	$-	$27,464,000
Commercial paper	9,948,000	-	-	-	9,948,000
Certificates of deposits	334,000	334,000	-	-	-
	$37,746,000	$334,000	$-	$-	$37,412,000

Auction rate securities are variable rate debt instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Through February 13, 2008, all of our auction rate securities held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in auction rate securities to $11.5 million. However, from February 14 through March 12, 2008, auctions for these securities had failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful, limiting the short-term liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in auction rate securities from a current asset to a long-term asset.  We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled in the short term, although the market for these investments is uncertain. We believe that we will not require access to these funds in the near-term prior to restoration of liquidity in this market. These securities will be analyzed each reporting period for other-than-temporary impairment factors. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

The cost of all securities presented above approximated fair market value at December 31.

Fair Value of Financial Instruments and Concentration of Credit Risk

FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments” requires disclosure of fair value information about financial instruments for which it is practical to estimate that value. The carrying amounts reported in the balance sheet for cash, cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. At December 31, 2007, all of our cash equivalents and marketable securities were invested in high grade auction rate securities, commercial paper and certificates of deposit. At December 31, 2007, no single investment represented more than 7% of our investment portfolio. For debt outstanding, the fair value at December 31, 2007 is estimated at $4.4 million, based on discounted cash flow calculations using the Company’s estimated incremental borrowing rate.

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

Variable Interest Entities

An entity is subject to FIN 46R and is called a Variable Interest Entity (VIE) if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. A VIE is consolidated by its primary beneficiary, which is the party that has a majority of the expected losses, or a majority of the expected residual returns of the VIE, or both. As discussed in Note 2 – Management Services Agreements, we have management services agreements with managed medical corporations, in which we agree to provide and perform all non-medical management and administrative services for the respective medical group. We also agreed to provide working capital loans to allow for the medical group to pay for its obligations. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the shareholder or other third party. Based on the provisions of these agreements, we have determined that the managed medical corporations are VIEs, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations.

Goodwill

In accordance with SFAS 141, “Business Combinations,” the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. In December 2007, we recorded a $192,000 adjustment to reduce the balance of goodwill for the favorable resolution of assumed, pre-acquisition liabilities.  The balance of goodwill at December 31, 2007 also reflects a $98,000 reduction related to a change in minority shareholders’ interests.  As discussed in Note 5 — Acquisition of Woodcliff and Controlling Interest in CompCare, we believe our association with CompCare creates synergies to facilitate the use of PROMETA Treatment Programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS 142 “Goodwill and Other Intangible Assets,” goodwill is not amortized, but instead is subject to impairment tests. The change in the carrying amount of goodwill by reporting unit is as follows:

	Healthcare Services	Behavioral Health Managed Care	Total
Balance as of January 1, 2007	$-	$-	$-
Goodwill - CompCare acquisition	10,064,000	493,000	10,557,000
Balance as of December 31, 2007	$10,064,000	$493,000	$10,557,000

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. These assets are stated at cost and are being amortized on a straight-line basis, since the pattern in which the economic benefits of the intangible assets are realized cannot be precisely determined, over the remaining life of the respective patents, or patent applications, which range from twelve to twenty years.

Other Intangible Assets

Other intangible assets consist primarily of identified intangible assets acquired as part of the CompCare acquisition, representing the value of managed care contracts and marketing-related assets associated with its managed care business including the value of the healthcare provider network and the professional designation from the National Council on Quality Association (NCQA). Such assets are being amortized on a straight-line basis over their estimated remaining lives, which approximate the rate at which we believe the economic benefits of these assets will be realized.

Impairment of Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.  In December 2005, we recorded an impairment charge of $272,000 in other expense to write off the capitalized costs of intellectual property relating to an acquired patent for a treatment method for opiate addiction that we have determined would not likely be utilized in our current business plan. In August 2007, we recorded an additional impairment charge of $2.4 million when we recognized the fair value of 310,000 shares of our common stock that had been previously issued as additional consideration related to the purchase of the patent. The shares had been subject to a stock pledge agreement pending the resolution of certain contingencies until we agreed to release the shares as a result of a settlement agreement reached in August 2007 with the seller of the opiate patent. The fair value of these shares was based on the closing stock price on the date of the settlement. No other impairments were identified in our reviews at December 31, 2007 and 2006.

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims incurred but not yet reported (IBNR) to CompCare.  The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors.  However, actual claims incurred could differ from the estimated accrued claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes that the unpaid claims liability is adequate.

Accrued Reinsurance Claims Payable

The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with CompCare’s contract to provide behavioral healthcare services to members of a Connecticut HMO. CompCare’s contract with the HMO ended December 31, 2005. At December 31, 2007, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare.  In such cases, there are statutory provisions that allow the provider to appeal a denied claim.  If no appeal is received by CompCare within the prescribed amount of time, it is probable that CompCare will be required to remit the reinsurance funds back to the appropriate party.

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

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed in Note 5, we acquired a majority controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 50.05% of CompCare’s common stock as of December 31, 2007 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). Our ownership percentage as of December 31, 2007 has decreased from the 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 49.95% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The unrecorded minority stockholders’ interest in net loss amounted to $1.6 million during the period January 13 through December 31, 2007. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the statement to determine what, if any, impact it will have on our consolidated financial statements. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)"). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", but retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact SFAS 141(R) will have on our consolidated financial statements will depend on the nature and size of acquisitions we complete after we adopt SFAS 141(R).

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51" (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

Note 2.  Management Services Agreements

We have executed management services agreements with medical professional corporations and related treatment centers, with terms generally ranging from one to ten years, with provisions to continue on a month-to-month basis following the initial term, unless terminated for cause.

Under each of these management services agreements we generally license to the medical group or treatment center the right to use our proprietary treatment programs and related trademarks and agreed to provide all required day-to-day business management services, including general administrative support services, information systems, recordkeeping, scheduling, billing, collection, marketing and local business development, and assistance in obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits required for, or in connection with, the medical group’s operation and equipment located at any of its offices. The medical group or treatment facility retains the sole right and obligation to provide medical services to its patients and to make other medically related decisions such as the choice of medical professionals to hire or medical equipment to acquire and the ordering of drugs.

In addition, we provide medical office space to each medical group on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The medical group pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs, including all start-up expense, will be amortized over a five year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the medical group in its sole discretion. The medical group’s payment of our fee is subordinate to payment of the medical group's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to each medical practice to be available as a working capital loan, with interest at the Prime Rate plus 2%, to allow for the medical group to pay for its obligations, pursuant to a revolving credit note. Funds are advanced pursuant to the terms of the management services agreement described above. The notes are due on demand, or upon termination of the respective management services agreement.

Based on the provisions of these agreements, we have determined that the managed medical corporations are VIEs, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the managed treatment centers as discussed in Note 1 – Summary of Significant Accounting Policies under “Variable Interest Entities.”

Note 3.  Receivables

Receivables consisted of the following as of December 31.

	2007	2006
License fees receivable	$2,100,000	$659,000
Patient fees receivable	282,000	49,000
Tenant improvement allowance (1)	-	224,000
Managed care contracts	35,000	-
Other	21,000	5,000
Total Receivables	2,438,000	937,000
Less-allowance for doubtful accounts	(651,000)	(300,000)
Total Receivables, net	$1,787,000	$637,000

(1) Amounts receivable from landlord upon completion of lease build-out of new office space.

We use the specific identification method for recording the provision for doubtful accounts, which was $528,000, $281,000 and $25,000 for the years ended December 31, 2007, 2006 and 2005, respectively.  Accounts written off against the allowance for doubtful accounts totaled $177,000 and $16,000 for the years ended December 31, 2007 and 2005, respectively. There were no accounts written off against the allowance for doubtful accounts during the year ended December 31, 2006.

Note 4.  Property and Equipment

Depreciation and amortization of property and equipment are provided using the straight-line method over two to seven years.  Leasehold improvements are amortized over the term of the lease.  Construction in progress is not depreciated until the related asset is completed and placed into service.

Property and equipment consisted of the following as of December 31:

	2007	2006
Furniture and equipment	$6,363,000	$2,968,000
Leasehold improvements	3,558,000	2,967,000
Total Cost	9,921,000	5,935,000
Less-accumulated depreciation	(5,630,000)	(2,224,000)
Property and Equipment, net	$4,291,000	$3,711,000

Depreciation expense was $1.5 million, $1.1 million and $665,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Note 5.  Acquisition of Woodcliff and Controlling Interest in CompCare

On January 12, 2007, we acquired all of the outstanding membership interests of Woodcliff in exchange for $9 million in cash and 215,053 shares of our common stock. The purchase price was equal to $667.27 per share of preferred stock and $0.80 per share of common stock of CompCare owned by Woodcliff. Woodcliff had no other assets or liabilities at the date of the acquisition. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning approximately 50.25% and 50.05% of the outstanding shares of common stock of CompCare based on shares outstanding at January 12, 2007 and December 31, 2007, respectively. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We have anti-dilution protection and the right to designate a majority of the board of directors of CompCare. In addition, CompCare is required to obtain our consent for a sale or merger involving a material portion of CompCare's assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. The acquisition was accounted for as a purchase, and we began consolidating CompCare’s results of operations on January 13, 2007. The remaining ownership interest in CompCare is being accounted for as minority interest.

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

In accordance with SFAS 141, the Woodcliff purchase price was allocated to the fair value of CompCare’s assets and liabilities, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess of purchase price over the fair value of net assets acquired resulted in goodwill. Goodwill related to this acquisition is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized, but instead is subject to impairment tests. Identified intangibles with definite useful lives are amortized on a straight-line basis over their estimated remaining lives (see Note 1 – Summary of Significant Accounting Policies, under “Goodwill”).

The primary source of funds for the Woodcliff acquisition was a $10 million senior secured note and warrant sold and issued to Highbridge International LLC (see Note 7 – Debt Outstanding).

The following table presents the allocation of the total acquisition cost, which includes the purchase price and related acquisition expenses, to the assets acquired and liabilities assumed:

At January 12, 2007
Cash and cash equivalents	$4,304,000
Other current assets	1,840,000
Property and equipment	389,000
Goodwill	10,847,000
Intangible assets	2,136,000
Other non-current assets	237,000
Total assets	$19,753,000

Accounts payable and accrued liabilities	$(1,285,000
Accrued claims payable	(2,599,000
Accrued reinsurance claims payable	(2,526,000
Long-term debt	(1,978,000
Other liabilities	(217,000
Total liabilities	$(8,605,000

Total acquisition cost	$11,148,000

    The allocation of the total acquisition cost is based primarily on a valuation analysis of identifiable intangible assets completed by an independent valuation specialist, Actuarial Risk Management, on July 19, 2007. In December 2007, we recorded a $192,000 adjustment to reduce the balance of goodwill for the favorable resolution of assumed, pre-acquisition liabilities. The balance of goodwill at December 31, 2007 amounted to $10.6 million, which also reflects a $98,000 reduction related to a change in minority shareholders’ interests. As discussed in Note 1, goodwill was assigned to our healthcare services reportable segment and the remaining net assets and intangible assets acquired were assigned to our behavioral health managed care reportable segment.

Assuming the acquisition had occurred January 1, 2006 pro forma revenues, net loss and net loss per share would have been $45.1 million, $45.7 million, and $1.00 for the year ended December 31, 2007, and $22.9 million, $42.3 million and $1.06 for the year ended December 31, 2006, respectively. This unaudited pro forma information does not purport to represent what our actual results of operations would have been if the acquisition had occurred as of the dates indicated or what results would be for any future periods.

Note 6.  Intangible Assets

Intangible assets consist of intellectual property and intangible assets associated with the CompCare acquisition. Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intangible assets are stated at cost, net of accumulated amortization. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from twelve to twenty years, and other intangible assets are being amortized on a straight-line basis from the date of the acquisition over the remaining life of the managed care contracts to which they relate, which range from two to seven years. As of December 31, 2007 and 2006, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	2007	2006	Amortization Period (in years)
Intellectual property (IP)	$4,308,000	$3,988,000	12 to 20
Managed care contracts (Note 5)	832,000	-	3 to 7
Provider networks, NCQA (Note 5)	1,305,000	-	2 to 3
Total Cost	6,445,000	3,988,000
Less-Accumulated amort-IP	(832,000)	(591,000)
Less-Accumulated amort-Other	(777,000)	-
	$4,836,000	$3,397,000

PROMETA Treatment Programs

In March 2003, we entered into a Technology Purchase and License Agreement (Technology Agreement) with Tratamientos Avanzados de la Adicción S.L. (Tavad), a Spanish corporation, to acquire, on an exclusive basis, all of the rights, title and interest to use and or sell the products and services and license the intellectual property owned by Tavad with respect to a method for the treatment of alcohol and cocaine dependence, known as the PROMETA Treatment Programs, on a worldwide basis except in Spain (as amended in September 2003). We have granted Tavad a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement. As consideration for the intellectual property acquired, we issued to Tavad approximately 836,000 shares of our common stock in September 2003 at a fair market value of $2.50 per share, plus warrants to purchase approximately 532,000 shares of our common stock at an exercise price of $2.50 per share, valued at approximately $192,000. Warrants for 160,000 shares are exercisable at any time through September 29, 2008, and the remaining warrants for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Programs using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $192,000, $71,000 and $18,000 for the years ended December 31, 2007, 2006, and 2005, respectively, are reflected in cost of services expense in the consolidated statements of operations as revenues are recognized.

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

Under the Technology Agreement, we are obligated to allocate each year a minimum of 50% of the funds we expend on sales, marketing, research and development to such activities relating to the use of the intellectual property acquired. If we do not expend at least the requisite percentage on such activities, the Tavad has the right to have the intellectual property revert to Tavad. We may terminate Tavad’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1.0 million. In  2005, 2006 and 2007 we met our obligations with respect to this requirement.

The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets have been reflected in long-term assets as intellectual property. Amortization is being recorded on a straight-line basis over the remaining 16.5 year life of the pending patents, commencing July 1, 2003.

In May 2006, we issued 105,000 shares of our common stock valued at $738,000 to Tavad as initial consideration for a further amendment to the Technology Agreement.  The amendment expands the definition of “Processes” to include additional indications for the use of the PROMETA Treatment Program. The amendment requires us to issue 35,000 shares for each indication for which we file a patent application claim, plus an additional 50,000 shares for each indication from which we derive revenues in the future.

Patent for Opiate Addiction Treatment

In August 2003, we acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva Capital, LLC, a company owned and controlled by our chief executive officer and major shareholder, through a foreclosure sale in satisfaction of debt owed to Reserva by a XINO, medical technology development company. We paid approximately $314,000 in cash and agreed to issue 360,000 shares of our common stock to XINO at a future date conditional upon the occurrence of certain events, including a full release of claims by all of the technology development company’s creditors.

In December 2005, we evaluated our potential use of this patent and determined that it would not likely be utilized in our current business plan. Accordingly, we recorded an impairment charge of $272,000 in 2005 to write off the remaining capitalized costs of intellectual property relating to this patent.

On August 8, 2007, we reached an agreement with XINO to release 310,000 of the 360,000 shares of our common stock previously issued to XINO. In consideration for a full release from the stock pledge agreement, XINO relinquished 50,000 of the previously issued shares and has agreed not to sell or transfer any of its 310,000 shares for a period of time following the settlement agreement, which expired in January 2008. We recorded the fair market value of the 310,000 shares issued as an additional impairment loss amounting to $2.4 million, based on the closing stock price of $7.70 per share on August 8, 2007.

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

Other Intangible Assets

In accordance with SFAS 141, “Business Combinations”, the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest. These identified intangible assets include the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the NCQA. Such assets will be amortized on a straight-line basis over their estimated remaining lives, which approximate the rate at which we believe the economic benefits of these assets will be realized.

Amortization

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”,, we performed an impairment test and re-evaluated the useful lives and amortization methods on intellectual property and other intangible assets as of December 31, 2007. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.

Amortization expense for all intangible assets amounted to $1.0 million, $217,000 and $214,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for intangible assets for the next five years ending December 31, is as follows:

2008	$974,000
2009	$854,000
2010	$263,000
2011	$244,000
2012	$244,000

Note 7.  Debt Outstanding

On January 17, 2007, in connection with the Woodcliff acquisition, we entered into a securities purchase agreement pursuant to which we agreed to issue and sell to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to approximately 250,000 shares of our common stock (together, the Financing). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The current interest rate in effect at December 31, 2007 was 9.75%. The note is redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and is redeemable at the option of Highbridge beginning on July 17, 2008.

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

The warrant has a term of five years, and was initially exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. Pursuant to an anti-dilution adjustment clause in the note, the exercise price of the warrant has been adjusted to $10.52 per share and the number of shares have been adjusted to 285,000, and is subject to further adjustments if we sell or are deemed to have sold shares at a price below the adjusted exercise price per share, and will be proportionately adjusted for stock splits or dividends. Similarly, if we were to issue convertible debt, the anti-dilution adjustment would also be triggered should the conversion price be less than $10.52 per share.

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

Total funds received of $10,000,000 were allocated to the warrant and the senior secured note in the amounts of $1,380,000 and $8,620,000, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant is being treated as a discount to the note and is being amortized to interest expense over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note, using the effective interest method.  As of December 31, 2007, the unamortized discount on the senior secured notes is approximately $258,000. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which have been allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments, and are being deferred and amortized over the 18 month period between the date of issuance and the date that Highbridge has the right to redeem the note.

As discussed more fully in Note 10 – Equity Financings, we entered into a redemption agreement with Highbridge to redeem $5 million in principal related to the senior secured notes as part of our securities offering completed on November 7, 2007. Included in the gross proceeds received on that date was $5.35 million for the conversion of $5 million of the senior note, which also included payment of $350,000 for an early redemption penalty, based on a redemption price of 107% of the principal amount being redeemed pursuant to the redemption agreement. The $350,000 is included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount being redeemed was recognized as a loss of $741,000 on extinguishment of debt in our statement of operations during the fourth quarter of 2007.
Debt outstanding also includes 7.5% convertible subordinated debentures of CompCare with a remaining principal balance of $2,244,000. As part of the purchase price allocation, an adjustment of $266,000 was made at the date of acquisition to reduce the carrying value of this debt to its estimated fair value. This adjustment is being treated as a discount and is being amortized over the remaining contractual maturity term of the note using the effective interest method.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of December 31, 2007:

Short-term Debt
Senior secured note due January, 2010, interest payable quarterly at prime plus 2.5%, net of $258,000 unamortized discount	$4,742,000

Long-term Debt
7.5% Convertible subordinated debentures due April, 2010, interest payable semi-annually, net of $187,000 unamortized discount (1)	$2,057,000

(1)  At December 31, 2007, the debentures are convertible into 15,051 shares of CompCare common stock at a conversion price of $149.09 per share.

Note 8.  Capital Lease Obligations

We lease certain furniture and computer equipment under agreements entered into during 2006 and 2007 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in the consolidated balance sheets in property and equipment and was $741,000 at December 31, 2007. Accumulated amortization of the leased equipment at December 31, 2007 was approximately $236,000. Amortization of assets under capital leases is included in depreciation expense.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2007, are as follows (in thousands):

Year Ending December 31,	Amount
2008	$233
2009	187
2010	111
2011	76
2012	-
Total minimum lease payments	$607
Less: Amount representing interest	(93)
Total capital lease obligations	514
Less: Current maturities of capital lease obligations	(183)
Long-term capital lease obligations	$331

Note 9.  Income Taxes

As of December 31, 2007, we had net federal operating loss carry-forwards and state operating loss carry forwards of approximately $100.0 million and $94.5 million, respectively. The net federal operating loss carry forwards expire between 2024 and 2027, and net state operating loss carry forwards expire between 2014 and 2017.  Foreign net operating loss carry-forwards were approximately $5.0 million, of which $4.6 million will expire in seven years, $19,000 will expire in ten years, and $400,000 will carry forward indefinitely.

The primary components of temporary differences which give rise to our net deferred tax are as follows:

	2007	2006
Deferred tax assets:
Federal, state & foreign net operating losses	$39,542,000	$25,454,000
Stock-based compensation	3,259,000	2,810,000
Accrued liabilities	746,000	481,000
Other temporary differences	(666,000)	1,212,000
Valuation allowance	(42,881,000)	(29,957,000)
	$-	$-

    We have provided a valuation allowance to fully offset our net deferred tax assets, in accordance with SFAS 109, because of our continued net losses, and management assessment of the realizability of our net deferred tax assets as being less than the more-likely-than-not criteria set forth in SFAS 109. Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carryforward could be restricted. We have not provided deferred taxes on CompCare, a less than 80% owned subsidiary, or our consolidated managed treatment centers accounted for under FIN 46R as these entities have accumulated book losses and we do not believe these losses can be realized for tax purposes in the foreseeable future.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 follows:

	2007	2006
Federal statutory rate	-34.0%	-34.0%
State taxes	-4.4%	-4.9%
Other	1.6%	0.5%
Change in valuation allowance	36.8%	38.4%
	0.0%	0.0%

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact to our consolidated financial statements. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2003 through 2006.  The federal and material foreign jurisdictions statutes of limitations begin to expire in 2008.  There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2007, there has been no material change to our FIN 48 position.

Note 10.  Equity Financings

In November 2005, we completed an underwritten public equity offering of 9,200,000 shares at a price of $4.75 per share for a total of $43.7 million in proceeds.  We paid $3.1 million in fees to the underwriters in connection with the transaction.

In December 2006, we issued 3,573,258 shares of common stock at a price of $7.30 per share in a private placement for a total of $26.1 million in proceeds. We paid approximately $1.8 million in fees to placement agents and other transaction costs were owed in connection with the transaction.

In November 2007, we entered into securities purchase agreements with select institutional investors in a registered direct placement, in which we issued an aggregate of 9,635,000 shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million. We also issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. The fair value of the warrants at the date of issuance was estimated at $6.3 million and was accounted for as a liability pursuant to EITF 00-19. We incurred $3.7 million in fees to placement agents and other offering expenses in connection with the transaction. Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge, pursuant to a redemption agreement entered into with Highbridge on November 7, 2007 See Note 7 Debt Outstanding.

Note 11.  Share-based Compensation

The Hythiam, Inc. 2003 and 2007 Stock Incentive Plans (the Plans) provide for the issuance of up to 9 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code, non-qualified options (NSOs), stock appreciation rights, limited stock appreciation rights, and restricted stock grants are authorized under the Plans. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively. At December 31, 2007, we had 6,257,000 vested and unvested stock options outstanding and 1,904,000 shares reserved for future awards. Total share-based compensation expense on a consolidated basis amounted to $2.6 million, $3.7 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005.

Stock Options – Employees and Directors

During 2007, 2006 and 2005, we granted options to employees and directors for 732,000, 1,657,000 and 1,317,000 shares, respectively, to employees and directors at the weighted average per share exercise prices of $7.08, $6.27 and  $6.49, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2007, 2006 and 2005 was $3.3 million, $6.6 million and $5.4 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 - Share-based Compensation.  Stock option activity under the Plan for the three years ended December 31, 2007 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2004	4,057,000	$3.01

2005
Granted	1,317,000	6.49
Exercised	(54,000)	3.29
Cancelled	(422,000)	4.88
Balance, December 31, 2005	4,898,000	$3.78

2006
Granted	1,657,000	$6.27
Exercised	(80,000)	3.75
Cancelled	(647,000)	5.34
Balance, December 31, 2006	5,828,000	$4.32

2007
Granted	732,000	$7.08
Transfer *	(695,000)	5.10
Exercised	(483,000)	3.14
Cancelled	(230,000)	6.47
Balance, December 31, 2007	5,152,000	$4.61

* Option transfer due to status change from employee to non-employee.

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2007 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price

$2.50 to $3.50	2,435,000	5.8	$ 2.62	1,954,000	$ 2.61
$3.51 to $4.50	189,000	8.7	4.13	44,000	4.25
$4.51 to $5.50	565,000	8.6	4.77	113,000	4.77
$5.51 to $6.50	717,000	7.5	6.08	285,000	5.92
$6.51 to $7.50	583,000	8.3	7.24	133,000	7.30
$7.51 to $8.50	582,000	9.0	7.92	172,000	7.89
$8.51 to $9.50	81,000	9.2	9.00	-	-
	5,152,000	7.1	4.61	2,701,000	3.64

At December 31, 2007 and 2006, the number of options exercisable was 2,419,000 and 1,430,000, respectively, at weighted-average exercise prices of $3.76 and $2.87, respectively.

As a result of adopting SFAS 123R on January 1, 2006, share-based expense relating to stock options granted to employees and directors was $2.4 million and $2.3 million for the year ended December 31 2007 and 2006, respectively.

As of December 31, 2007, there was $7.0 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 3.09 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plans, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our board of directors.  During 2007, 2006 and 2005, we granted options and warrants for 65,000, 368,000 and 110,000 shares, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2004	2,322,000	$2.92

2005
Granted	110,000	5.32
Exercised	(116,000)	2.50
Cancelled	(314,000)	2.50
Balance, December 31, 2005	2,002,000	$3.14

2006
Granted	368,000	$4.96
Exercised	(603,000)	2.53
Cancelled	(372,000)	3.78
Balance, December 31, 2006	1,395,000	$3.72

2007
Granted	65,000	$7.47
Transfer *	695,000	5.10
Exercised	(104,000)	4.57
Cancelled	(42,000)	6.24
Balance, December 31, 2007	2,009,000	$4.22

* Option transfer due to status change from employee to non-employee.

Stock options and warrants granted to non-employees for services, debt agreement and offerings outstanding at December 31, 2007 are summarized as follows:

Description	Shares	Weighted Average Remaining Contractual Life (yrs)	Weighted Average Exercise Price
Warrants issued for intellectual property	532,000	4.2	$2.50
Warrants issued in connection with equity offering	2,515,000	4.7	5.64
Warrants issued in connection with debt agreement	285,000	4.1	10.52
Options and warrants issued to consultants	1,362,000	4.5	5.02
	4,694,000	4.5	$5.40

Share-based expense relating to stock options and warrants granted to non-employees amounted to ($14,000), $1.2 million and $1.6 million for 2007, 2006 and 2005, respectively.  At December 31, 2007, unvested options and warrants had an estimated value of approximately $277,000, using the Black-Scholes pricing model.

Common Stock

During 2007, 2006 and 2005, we issued 30,000, 51,000 and 23,000 shares of common stock, respectively, for consulting services, valued at $239,000, $326,000 and $134,000, respectively. These costs are amortized to share-based expense on a straight-line basis over the related service periods generally ranging from six months to one year. Share-based expense relating to all common stock issued for consulting services was $118,000, $229,000 and $134,000 for 2007, 2006 and 2005, respectively.

Employee Stock Purchase Plan

In June 2006, we adopted a qualified employee stock purchase plan (ESPP), approved by our board of directors and shareholders, which provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted bi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2007, there were 27,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $15,000 for the year ended December 31, 2007. There was no expense in 2006 associated with the ESPP.

Stock Options – CompCare Employees, Directors and Consultants

CompCare’s 1995 and 2002 Incentive Plans (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans.  Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months. The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant.  The Plans also provide for the full vesting of all outstanding options under certain change of control events. As of December 31, 2007, under the 2002 Plan, there were 500,000 options available for grant and there were 460,000 options outstanding, of which 440,000 are exercisable.  Additionally, as of December 31, 2007, under the 1995 Plan, there were 485,000 options outstanding and exercisable. The 1995 Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.

CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee.  Upon joining the CompCare Board, directors receive an initial grant of 25,000 options.  Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting. As of December 31, 2007, under the Directors’ Plan, there were 777,000 shares available for option grants and 125,000 options outstanding, of which none are exercisable.

CompCare stock option activity for the period January 13 through December 31, 2007 was as follows:

	Shares	Weighted Avg. Exercise Price
Balance, January 13, 2007	1,166,000	$1.32
Granted	145,000	1.05
Exercised	(37,000)	0.51
Cancelled	(204,000)	1.77

Balance, December 31, 2007	1,070,000	$1.23

Stock options totaling 145,000 were granted to board of director members and certain employees during the period January 13 through December 31, 2007 at a weighted average grant-date fair value of $1.05. A total of 37,000 options were exercised during the period January 13 through December 31, 2007, which had a total intrinsic value of $13,000. During the period January 13 through December 31, 2007, 123,000 stock options granted to directors and one officer expired unexercised. For the period January 13 through December 31, 2007, 81,000 stock options granted to certain CompCare board of director members and employees, respectively, were cancelled due to the recipients’ resignation from the CompCare board of directors or CompCare.

At December 31, 2007, there was approximately $59,000 of total unrecognized compensation cost related to unvested options, which is expected to be recognized over a weighted-average period of approximately 6 months. Total recognized compensation costs during the period January 13 through December 31, 2007 were $83,000. No compensation cost related to employees was recognized prior to June 1, 2006.

The following table summarizes information about options granted, exercised, and vested for the period January 13 through December 31, 2007 is as follows:

For the period January 13 through December 31, 2007
Options granted	145,000
Weighted-average grant-date fair value	$0.76
Options exercised	37,000
Total intrinsic value of exercised options	$13,000
Fair value of vested options	$11,000

A summary of options outstanding and exercisable as of December 31, 2007 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price

$0.25 to $0.27	182,000	2.59	$ 0.26	182,000	$ 0.26
$0.39 to $0.56	261,000	2.47	0.54	261,000	0.54
$0.78 to $1.12	189,000	8.90	1.07	44,000	1.10
$1.40 to $1.78	247,000	6.76	1.62	247,000	1.62
$1.80 to $2.16	94,000	7.40	1.95	94,000	1.95
$3.56 to $4.00	97,000	0.95	3.95	97,000	3.95
	1,070,000	4.91	$ 1.27	925,000	$ 1.30

Warrants

CompCare periodically issues warrants to purchase common stock as compensation for the services of consultants and marketing employees.  Of the 406,000 warrants outstanding at December 31, 2007, 306,000 were issued to two consultants and two employees as compensation for introducing strategic business partners to CompCare. Such partners were responsible for the infusion of approximately $776,000 in cash to CompCare in February and March 2005 in a private placement of CompCare’s common stock. All such warrants have five-year terms. Valuation using the Black-Scholes pricing model for the warrants issued in February and March of 2005 was based on the following information:

Number of warrants	306,000
Exercise price	$1.25
Volatility factor of CompCare's common stock	95%
Expected life of the warrants	3 years
Risk-free interest rate	3.9%
Dividend yield	0.0%
Warrant valuation (in thousands)	$234

No warrants were issued during the period January 13 through December 31, 2007.

Note 12. Segment Information

We manage and report our operations through two business segments: healthcare services and behavioral health managed care services.

Our healthcare services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by researching, developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment are licensed and managed treatment centers, which offer a range of addiction treatment services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

Our healthcare services segment also comprises international and government sector operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS 131, “Disclosures about Segments of an Enterprise and Related Information.”

The behavioral health managed care services segment is focused on providing managed care services in the behavioral health and psychiatric fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare, which was acquired on January 12, 2007. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services.  The customer base for CompCare’s services includes both private and governmental entities. We also plan to offer disease management programs for substance dependence built around our proprietary PROMETA Treatment Program for alcoholism and dependence to stimulants as part of our behavioral health managed care services operations.

We evaluate segment performance based on total assets, revenues and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the year ended December 31, 2007.

Summary financial information for our two reportable segments is as follows:

	Year Ended December 31,
	2007	2006	2005
Behavioral health managed care services (1)
Revenues	$36,306,000	$-	$-
Loss before provision for income taxes	(4,105,000)	-	-
Assets *	8,896,000	-	-

Healthcare services
Revenues	$7,695,000	$3,906,000	$1,164,000
Loss before provision for income taxes	(41,270,000)	(38,296,000)	(24,038,000)
Assets *	61,750,000	52,205,000	54,462,000

Consolidated operations
Revenues	$44,001,000	$3,906,000	$1,164,000
Loss before provision for income taxes	(45,375,000)	(38,296,000)	(24,038,000)
Total Assets *	70,646,000	52,205,000	54,462,000

* Assets are reported as of December 31.
(1) Results for the year in this segment represent the period January 13 through December 31, 2007.

Note 13. Major Customers/Contracts

For the period January 13 through December 31, 2007, 87% of revenue in our behavioral health managed care services segment (72% of consolidated revenues for the year ended December 31, 2007) was concentrated in CompCare’s contracts with six health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the contracts discussed below.

In January 2008, an existing Medicare Advantage HMO client issued a request for proposal (RFP) for renewal of a contract for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. Revenues under the contracts accounted for $5.4 million, or 15% of our behavioral heath managed care services revenues for the period January 13 through December 31, 2007 (12% of consolidated revenues for the year ended December 31, 2007). CompCare ceased providing services to the client’s Texas membership as of December 31, 2006. CompCare  submitted a bid to retain its current business with this client as well as attempt to regain the Texas membership. This client intends to select a finalist in March 2008 with an effective date of July 1, 2008 for a new agreement to serve members in these states. CompCare does not expect to be selected as a finalist and accordingly the majority of the revenues under this contract are expected to end during the third quarter of 2008.

    In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $14.6 million or 40% of our behavioral health managed care services revenues for the period January 13 through December 31, 2007 (or 33% of consolidated revenues for the year ended December 31, 2007), and is for an initial term of two years with subsequent extensions by mutual written agreement. To offset high utilization costs during 2007, CompCare is negotiating and believes it will receive a rate increase effective January 1, 2008, provided it complies with monthly performance measures it believes it will meet. The rate increase would amount to approximately $2.0 million per annum.

CompCare currently furnishes behavioral healthcare services to approximately 244,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California.  Services are provided on a fee-for-service and Administrative Services Organization (ASO) basis.  The contracts accounted for $4.2 million, or 12% of behavioral health managed care service revenues for the period January 13 through December 31, 2007 (10% of consolidated revenues for the year ended December 31, 2007).  The initial contract, which commenced in June of 2002, was for a one-year period and has been automatically renewed on an annual basis.  Termination by either party may occur with 90 days written notice to the other party.

In general, CompCare’s contracts with its customers are typically for initial one-year terms, with automatic annual extensions.  Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Note 14.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $1.4 million, $911,000 and $646,000 for the years ended December 31, 2007, 2006 and 2005, respectively. In September 2003, we signed a lease agreement for our corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease is seven years beginning on the lease commencement date, December 15, 2003, and includes a right to extend the lease for an additional five years. In April, 2005 we amended the lease to expand our corporate office facilities at an additional base rent of approximately $11,000 per month, subject to annual adjustment over the remaining initial six-year term.  As a condition to the lease agreement, we secured a letter of credit at the current amount of $262,500 for the landlord as a form of security deposit. The letter of credit is collateralized by a certificate of deposit in the amount of $262,500, which is included in deposits and other assets in the consolidated balance sheets as of December 31, 2007.

In April 2005 we entered into a five year lease for approximately 5,400 square feet of medical office space at an initial base rent of approximately $19,000 per month commencing in August 2005.  The space is occupied by The PROMETA Center, a managed medical practice, under a full business service management agreement.  As a condition to signing the lease, we secured a $90,000 letter of credit for the landlord as a form of security deposit.

The letter of credit is collateralized by a certificate of deposit in the amount of $90,000, which is included in deposits and other assets in the consolidated balance sheet as of December 31, 2007.

In August 2006, we entered into a 62 month lease for approximately 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007.  The space was occupied by the PROMETA Center through January 31, 2008 under an amendment to our management service agreement. We are currently seeking to sublease the vacant space.

In connection with a management services agreement that we executed with a medical professional corporation in Dallas, Texas, we assumed the obligation for two lease agreements at a current combined amount of approximately $9,000 per month, which expire in May 2011.

In November 2006, we entered into a 5 year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (US$3,325 using the December 31, 2006 conversion rate).

CompCare leases certain office space and equipment.  The Texas office lease contains escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance, and maintenance and repair expenses.  Total rental expense for all CompCare operating leases was $259,000 for the period January 13 through December 31, 2007. This expense does not include rent payments related to the Company’s use of space within the offices of its major Indiana client, which is not subject to a written lease agreement.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Unamortized landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2007:

Operating
Leases
Year Ending December 31,	(000's)
2008	$1,624
2009	1,364
2010	1,246
2011	250
2012	158
Total minimum lease payments	$4,642

Clinical Research Commitments

In 2006 and 2007, we committed to a number of unrestricted grants for clinical research studies by preeminent researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of our PROMETA Treatment Programs in treating alcohol and stimulant dependence. As of December 31, 2007, we have approximately $4.1 million committed to such clinical research studies, all of which is expected to be paid in 2008.

Other Commitments and Contingencies

CompCare provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that CompCare would also receive funds directly from a state reinsurance program for the purpose of paying providers.  At December 31, 2007, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by us.  In such cases, there are statutory provisions that allow the provider to appeal a denied claim.  If no appeal is received by the Company within the prescribed amount of time, it is probable that CompCare will be required to remit the reinsurance funds back to the appropriate party.

In connection with CompCare’s Indiana contract that started January 1, 2007, CompCare is required to maintain a performance bond in the amount of $1,000,000. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.  Relating to this contract, CompCare has become aware that the state of Indiana is considering requiring payment of a claims billing code that CompCare had previously been instructed to deny. If the state of Indiana implements the payment requirement, the claims represented by these billing codes would be paid retroactively to January 1, 2007.  Although CompCare does not believe they have a contractual obligation to pay for this code, it is possible that CompCare might be responsible for these payments, which in CompCare’s estimation could approximate $350,000. CompCare believes that the state of Indiana will make a final determination by mid-April 2008.

Related to CompCare’s discontinued hospital operations, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. CompCare’s fiscal 1999 cost report, the final year CompCare was required to file a cost report, is being reviewed, in which case the intermediary may determine that additional amounts are due to or from Medicare. CompCare management believes cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the December 31, 2007, we were not involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

 CompCare may incur further legal defense fees and may be subject to awards of plaintiff’s attorney fees or other fees, the amounts of which are not reasonably estimable.  See Part I, Item 3, “Legal Proceedings” for a description of these matters.

Note 15.  Related Party Transactions

Andrea Grubb Barthwell, M.D., a member of our Board of Directors, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us.  In 2007 and 2006, we paid or accrued approximately $156,000 and $189,000, respectively, in fees to the consulting firm.

There were no other material related party transactions in 2007, 2006 or 2005.

Note 16.  Subsequent Events (Unaudited)

In January 2008 we streamlined our operations to increase our focus on disease management and managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. The actions we took included eliminating field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, a reduction in outside consultants and overall reductions in overhead costs.  Estimated one-time costs associated with these actions were approximately $1.0 million and will be recognized as a charge to operating expenses in the statement of operations for the quarter ended March 31, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. We do not expect to incur any material additional costs associated with this initiative.

Note 17.  Interim Financial Information (Unaudited)

Summarized quarterly supplemental financial information is as follows:

	Quarter Ended							Total
	March	June	September		December			Year
	(In thousands, except per share amounts)
Year Ended December, 31, 2007
Revenues	$8,857	$11,340	$12,020		$11,784			$44,001
Loss from operations	(10,772)	(12,020)	(13,473)	(a)	(11,266)			(47,531)
Net loss	(10,743)	(12,252)	(13,843)	(a)	(8,624)	(b)	(c)	(45,462)
Basic and diluted loss per share	(0.25)	(0.28)	(0.31)	(a)	(0.17)	(b)	(c)	(0.99)

Year Ended December, 31, 2006
Revenues	$653	$1,172	$1,071		$1,010			$3,906
Loss from operations	(9,204)	(9,394)	(10,212)		(10,486)			(39,296)
Net loss	(8,728)	(8,962)	(9,829)		(10,779)			(38,298)
Basic and diluted loss per share	(0.22)	(0.23)	(0.25)		(0.27)			(0.96)

(a)	Includes a $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation in August 2007. See further discussion in Note 6 – Intangible Assets.

(b)
The fair value of warrants issued in conjunction with the registered direct placement in November 2007 was accounted for as a liability and was revalued at $2.8 million at December 31, 2007, resulting in $3.5 million non-operating gain.

(c)
Includes a loss of $741,000 on extinguishment of debt resulting from the redemption of $5 million in Highbridge senior secured notes in November 2007.  See further discussion in Note 7 – Debt Outstanding.