Form 10-Q
period 2008-03-31
HYTHIAM INC
filed 2008-05-12
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File Number 001-31932
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

Yes ☐            No ☑

As of May 8, 2008, there were 54,387,604 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$11,166	$11,149
Marketable securities, at fair value	23,703	35,840
Restricted cash	81	39
Receivables, net	2,203	1,787
Notes Receivable	100	133
Prepaids and other current assets	1,088	1,394
Total current assets	38,341	50,342
Long-term assets
Property and equipment, net of accumulated depreciation
of $6,037,000 and $5,630,000, respectively	4,374	4,291
Goodwill	10,491	10,557
Intangible assets, less accumulated amortization of
$1,881,000 and $1,609,000, respectively	4,624	4,836
Deposits and other assets	656	620
Total Assets	$58,486	$70,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,042	$4,038
Accrued compensation and benefits	1,868	2,860
Accrued liabilities	2,154	2,030
Accrued claims payable	5,552	5,464
Short-term debt	4,851	4,742
Income taxes payable	97	94
Total current liabilities	18,564	19,228
Long-term liabilities
Long-term debt	2,078	2,057
Accrued reinsurance claims payable	2,526	2,526
Warrant liability	531	2,798
Capital lease obligations	274	331
Deferred rent and other long-term liabilities	321	442
Total liabilities	24,294	27,382

Commitments and contingencies (See Note 6)

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
54,388,000 and 54,335,000 shares issued and outstanding
at March 31, 2008 and December 31, 2007, respectively	5	5
Additional paid-in-capital	168,667	166,460
Accumulated other comprehensive loss	(566)	-
Accumulated deficit	(133,914)	(123,201)
Total Stockholders' Equity	34,192	43,264
Total Liabilities and Stockholders' Equity	$58,486	$70,646

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2008	2007
Revenues
Behavioral health managed care services	$9,333	$7,606
Healthcare services	2,006	1,251
Total revenues	11,339	8,857

Operating expenses
Behavioral health managed care expenses	9,739	7,153
Cost of healthcare services	481	336
General and administrative expenses	12,132	10,582
Research and development	1,358	1,011
Depreciation and amortization	703	547
Total operating expenses	24,413	19,629

Loss from operations	(13,074)	(10,772)

Interest income	441	512
Interest expense	(332)	(473)
Change in fair value of warrant liability	2,267	-
Loss before provision for income taxes	(10,698)	(10,733)
Provision for income taxes	13	10
Net loss	$(10,711)	$(10,743)

Net loss per share - basic and diluted	$(0.20)	$(0.25)

Weighted average number of shares outstanding - basic and diluted	54,366	43,841

See accompanying notes to condensed consolidated financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Operating activities
Net loss	$(10,711)	$(10,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703	547
Amortization of debt discount and issuance cost included in interest
expense	150	204
Provision for doubtful accounts	136	-
Deferred rent	(140)	93
Share-based compensation expense	2,311	491
Fair value adjustment on warrant liability	(2,267)	-
Loss on disposition of fixed assets	49	-
Changes in current assets and liabilities, net of business acquired:
Receivables	(552)	669
Prepaids and other current assets	255	(555)
Accrued claims payable	88	3,222
Accounts payable	(1,010)	(2,460)
Net cash used in operating activities	(10,987)	(8,532)
Investing activities
Purchases of marketable securities	(12,112)	(23,590)
Proceeds from sales and maturities of marketable securities	23,683	35,393
Cash paid related to acquisition of a business, net of cash acquired	-	(4,760)
Restricted cash	(41)	(42)
Purchases of property and equipment	(551)	(439)
Deposits and other assets	110	134
Cost of intangibles	(61)	(20)
Net cash provided by investing activities	11,028	6,676
Financing activities
Cost related to issuance of common stock	-	(230)
Cost related to issuance of debt and warrants	(20)	(302)
Proceeds from issuance of debt and warrants	-	10,000
Capital lease obligations	(35)	(44)
Exercise of stock options and warrants	32	1,107
Net cash (used in) provided by financing activities	(23)	10,531

Net increase in cash and cash equivalents	18	8,675
Cash and cash equivalents at beginning of period	11,149	5,701
Cash and cash equivalents at end of period	$11,166	$14,376

Supplemental disclosure of cash paid
Interest	$161	$17
Income taxes	3	4
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$139	$111
Property and equipment acquired through capital leases and other
financing	6	182
Common stock issued for acquisition of a business	-	2,084

See accompanying notes to condensed consolidated financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.  Basis of Consolidation and Presentation

The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2007 balance sheet has been derived.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, our controlled subsidiary Comprehensive Care Corporation (CompCare), and our company-managed professional medical corporations.

On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 49.53% of the outstanding shares of CompCare based on shares outstanding as of March 31, 2008. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We began consolidating CompCare’s accounts on January 13, 2007.

Based on the provisions of management services agreements between us and the managed medical corporations, we have determined that they constitute variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, “Consolidation of Variable Interest Entities,” an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenues and expenses of the managed professional medical corporations.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three months ended March 31, 2007 have been reclassified to conform to the presentation for the three months ended March 31, 2008.

Note 2.  Summary of Significant Accounting Policies

Revenue Recognition

Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements).  The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of CompCare’s revenue, or $9.1 million and $7.4 million, respectively, for the three months ended March 31, 2008 and the period January 13 through March 31, 2007. The remaining CompCare revenues are earned on a fee-for-service basis and are recognized as services are rendered.

Under CompCare’s major Indiana contract, approximately $200,000 of monthly revenue is dependent on CompCare’s satisfaction of various monthly performance criteria and is recognized only after verification that the specified performance targets have been achieved.

Managed Care Expense Recognition

Managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR).  See “Accrued Claims Payable” for a discussion of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and the service is authorized by one of the plan's employees.  If all of these requirements are met, the claim is entered into CompCare’s claims system for payment.

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed by CompCare for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for IBNR claims to CompCare.  The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors.  However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes, based on an internal review, that the unpaid claims liability of $5.6 million as of March 31, 2008 is adequate.

Premium Deficiencies

Losses are accrued under capitated managed care contracts when it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The loss accrual analysis is performed internally on a specific contract basis taking into consideration such factors as future contractual revenue, projected future healthcare and maintenance costs, and each contract's specific terms related to future revenue increases as compared to expected increases in healthcare costs. The projected future healthcare and maintenance costs are estimated based on historical trends and estimates of future cost increases.

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice.  Prior to cancellation, CompCare will submit a request for a rate increase accompanied by supporting utilization data. Although historically CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future.  If a rate increase is not granted, CompCare generally has the ability to terminate the contract as described above, limiting its risk to a short-term period.

On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. As of March 31, 2008, CompCare’s review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Net loss	$(10,711)	$(10,743)
Other comprehensive loss:
Net unrealized loss on marketable securities held for sale	(566)	-
Comprehensive loss	$(11,277)	$(10,743)

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

Common equivalent shares, consisting of 11,536,000 and 7,467,000 of incremental common shares as of March 31, 2008 and 2007, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan, as amended, and 2007 Stock Incentive Plan (the Plans) provide for the issuance of up to 9 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest on a straight-line basis over five and four years, respectively, except for the 2008 grants to employees as discussed below. At March 31, 2008, we had 7,973,000 vested and unvested stock options outstanding and 179,000 available for future awards.

Total share-based compensation expense on a consolidated basis amounted to $2.3 million and $491,000 for the three months ended March 31, 2008 and 2007, respectively.

Stock Options – Employees and Directors

We account for all share-based payment awards made to employees and directors in accordance with SFAS No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R), which requires the measurement and recognition of compensation expense based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

We adopted SFAS 123R using the modified prospective method and in accordance with that method, our consolidated financial statements for prior periods are not required to be restated to reflect, and do not include, the impact of SFAS 123R.  Share-based compensation expense recognized under SFAS 123R for employees and directors for the three months ended March 31, 2008 and 2007 was $2.1 million and $563,000, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method, which is consistent with our presentation of pro-forma share-based expense required under SFAS 123 for prior periods. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2008 and 2007, we granted options to employees for 2.0 million and 332,000 shares, respectively, at the weighted average per share exercise price of $2.65 and $8.29 respectively, the fair market value of our common stock at the dates of grants. Approximately 952,000 of the options granted in 2008 vested immediately on the date of grant and approximately 824,000 options vest monthly on a pro-rata basis over the next three years. Employee and director stock option activity for the three months ended March 31, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	5,152,000	$4.61

Granted	2,027,000	$2.65
Transfer *	(100,000)	$5.78
Exercised	-	$-
Cancelled	(326,000)	$6.65

Balance March 31, 2008	6,753,000	$3.91

* Option transfer due to status change from employee to non-employee.

The estimated fair value of options granted to employees during the three months ended March 31, 2008 and 2007 was $3.1 million and $1.8 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	64%	66%
Risk-free interest rate	2.88%	4.57%
Weighted average expected lives in years	5.4	6.5
Expected dividend	0%	0%

The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2008 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

As of March 31, 2008, there was $7.4 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force (EITF) No. 96-18 “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

During the three months ended March 31, 2008 and 2007, we granted options and warrants for 39,000 and 15,000 shares, respectively, to non-employees at weighted average prices of $2.65 and $8.00, respectively. For the three months ended March 31, 2008 and 2007, the benefit to share-based expense relating to stock options and warrants granted to non-employees was $15,000 and $148,000, respectively.

Non-employee stock option and warrant activity for the three months ended March 31, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	2,009,000	$4.22

Granted	39,000	$2.65
Transfer *	100,000	$5.78
Exercised	-	$-
Cancelled	(25,000)	$7.32

Balance March 31, 2008	2,123,000	$4.23

*  Option transfer due to status change from employee to non-employee.

Common Stock

During the three months ended March 31, 2008 and 2007, we issued 52,500 and 14,000 shares of common stock, respectively, for consulting services, valued at $139,000 and $111,000, respectively.  These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. Share-based expense relating to all common stock issued for consulting services was $212,000 and $52,000 for the three month periods ended March 31, 2008 and 2007, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. As of March 31, 2008, there were 27,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $3,000 and $4,000, respectively, for the three month periods ended March 31, 2008 and 2007.

Stock Options – CompCare Employees, Directors and Consultants

CompCare’s 1995 Incentive Plan and 2002 Incentive Plan (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans.  Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months.  Options for NSOs may be granted for terms of up to 13 years.  The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant, and 65% of the fair market value of the shares in the case of other options.  The Plans also provide for the full vesting of all outstanding options under certain change of control events.  As of March 31, 2008, under the 2002 Incentive Plan, there were 465,000 options available for grant and there were 495,000 options outstanding, of which 300,000 are exercisable.  Additionally, as of March 31, 2008, under the 1995 Incentive Plan, there were 265,375 options outstanding and exercisable. The 1995 Incentive Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.

CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day in which there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee.  Upon joining the CompCare Board, directors receive an initial grant of 25,000 options.  Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting.  As of March 31, 2008, under the

CompCare Directors’ Plan, there were 776,668 shares available for option grants and there were 125,000 options outstanding, of which 50,000 shares were exercisable.

CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2008 and for the period January 13 through March 31, 2007 was $35,000 and $20,000, respectively,

CompCare stock option activity for the three month period ended March 31, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	1,070,000	$1.27

Granted	185,000	$0.60
Exercised	(125,000)	$0.26
Cancelled	(245,000)	$1.38

Balance March 31, 2008	885,000	$1.24

Stock options totaling 185,000 shares were granted to CompCare board of director members or employees during the three month period ended March 31, 2008 at a weighted average exercise price of $0.60.  No stock options were granted to CompCare board of director members or employees during the period January 13 through March 31, 2007. A total of 37,500 options were exercised during the period January 13 through March 31, 2007, which had a total intrinsic value of $13,000. During the three months ended March 31, 2008, 245,000 stock options granted to one employee expired unexercised. For the period January 13 through March 31, 2007, 80,000 stock options granted to certain CompCare board of director members and employees, respectively, were cancelled due to the recipients’ resignation from the CompCare board of directors or CompCare.

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

Three
Months
Ended
March 31,
2008
Expected volatility	125%
Risk-free interest rate	2.59%-3.24%
Weighted average expected lives in years	5-6
Expected dividend	0%

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

Marketable Securities

Investments include auction rate securities (ARS), commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115). Unrealized gains and losses are reported in the Consolidated Balance Sheet within the caption entitled “Accumulated other comprehensive loss” and within Comprehensive loss under the caption “other comprehensive loss.” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

Through February 13, 2008, all of our ARS held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in ARS to $11.5 million. However, from February 14 through May 5, 2008, auctions for these securities had failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $566,000 as of March 31, 2008, based on estimates of the fair value using valuation models and methodologies provided by the investment manager of our ARS.

If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher reset interest rates on failed auctions for our investments provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the short-term, we do not believe that the underlying securities or collateral have been materially affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these funds within the next twelve months or prior to restoration of liquidity in this market. It is our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions and we believe that we have the ability to maintain our investment over that time frame. These securities will be analyzed each reporting period for other-than-temporary impairment factors. If the credit rating of the security issuers deteriorates, or we conclude that we cannot hold these securities prior to restoration of liquidity in the credit markets, we may be required to adjust the carrying value of these investments through an impairment charge.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157” was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$11,166	$-	$-	$11,166
Marketable securities:
Variable auction rate securities	-	-	10,934	10,934
Commercial paper	12,630	-	-	12,630
Certificates of deposit	139	-	-	139
Total assets	$23,935	$-	$10,934	$34,869

Warrant liability	$-	$531	$-	$531
Total liabilities	$-	$531	$-	$531

Liabilities measured at market value on a recurring basis include the warrant liability resulting from the registered direct stock placement completed on November 7, 2007. In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the warrant liability is being marked to market each quarter-end until they are completely settled. The warrants were valued using the Black-Scholes method, using assumptions consistent with our application of SFAS 123R.

All of our assets measured at fair value on a recurring basis using significant Level III inputs as of March 31, 2008 were ARS. See discussion above in “Marketable Securities” for additional information on our ARS, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three-month period ended March 31, 2008:

(In thousands)	Level III
Balance as of December 31, 2007	$19,000
Purchases and sales, net	(7,500)
Net unrealized losses	(566)
Net realized gains (losses)	-
Transfers in/out of Level III	-
Balance as of March 31, 2008	$10,934

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of March 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies provided by the investment manager of our ARS portfolio. The valuation models were based on the income approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants as of March 31, 2008. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, we have recorded a temporary decline in the fair value of our ARS investments of approximately $566,000 as of March 31, 2008. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity. The valuation model also reflected our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions, which we believe will occur within the next twelve months, and our belief that we have the ability to maintain our investment over that time frame.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, “Business Combinations” (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. We believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (SFAS 142), goodwill is not amortized, but instead is subject to impairment tests. Goodwill was tested for impairment with no exceptions as of December 31, 2007.

The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
(In thousands)	Healthcare	Health Managed
	Services	Care	Total
Balance as of December 31, 2007	$10,064	$493	$10,557
Additional equity issued to minority
shareholders	(66)	-	(66)
Balance as of March 31, 2008	$9,998	$493	$10,491

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

As of March 31, 2008, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,369	$(903)	$3,466	12-18
Managed care contracts	831	(335)	496	3-4
Provider networks, NCQA	1,305	(643)	662	1-3
Balance as of March 31, 2008	$6,505	$(1,881)	$4,624

In accordance with SFAS 142, we performed an impairment test on intellectual property as of December 31, 2007 for our healthcare services reporting unit and also re-evaluated the useful lives of the intellectual property intangible assets. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.

Estimated amortization expense for intangible assets for the current year and each of the next four years ending December 31 is as follows (in thousands):

2008	$731
2009	$898
2010	$315
2011	$286
2012	$286

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed above, we acquired a controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 49.53% of CompCare’s common stock as of March 31, 2008 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). In addition, we have the ability to appoint a majority of board members through our preferred stock investment. Our ownership percentage as of March 31, 2008 has decreased from 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 50.47% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The cumulative unrecorded minority stockholders’ interest in net loss amounted to $2.3 million as of March 31, 2008. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157” was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 did not have an impact on our financial position or operating results.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

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

Note 3. Segment Information

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

The behavioral health managed care services segment is focused on providing managed care services in the behavioral health and psychiatric fields, and principally includes the operations of our controlled subsidiary, CompCare, which was acquired on January 12, 2007. CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services.  The customer base for CompCare’s services includes both private and governmental entities. We also plan to offer disease management programs for substance dependence built around our proprietary PROMETA Treatment Program for alcoholism and dependence to stimulants as part of our behavioral health managed care services operations.

We evaluate segment performance based on total assets, revenues and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the year three months ended March 31, 2008 and 2007.

Summary financial information for our two reportable segments is as follows:

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Behavioral health managed care services (1)
Revenues	$9,333	$7,606
Loss before provision for income taxes	(1,679)	(567)
Assets *	6,018	11,405

Healthcare services
Revenues	$2,006	$1,251
Loss before provision for income taxes	(9,019)	(10,166)
Assets *	52,468	53,185

Consolidated operations
Revenues	$11,339	$8,857
Loss before provision for income taxes	(10,698)	(10,733)
Assets *	58,486	64,590

* Assets are reported as of March 31.
(1) Results for 2007 in this segment represent the period January 13 through March 31, 2007.

Note 4. Major Customers/Contracts

For the three months ended March 31, 2008 and the period January 13 through March 31, 2007, 89% and 87%, respectively, of revenue in our behavioral health managed care services segment (73% and 72%, respectively, of consolidated revenues for the three months ended March 31, 2008 and 2007) was concentrated in CompCare’s contracts with four health plans in 2008 and six health plans in 2007 to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana HMO contract discussed below.

CompCare has contracts to provide behavioral health services to the members of a Medicare Advantage HMO in the states of Maryland and Pennsylvania. Revenues under the contracts accounted for $2.2 million, or 23.9%, and $0.8 million, or 10.5%, of our behavioral health managed care services segment the three month periods ending March 31, 2008 and the period January 13 through March 31, 2007, respectively. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms. In January 2008, this client issued a Request for Proposal (“RFP”) for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions.  We submitted a bid to retain our current business with this client as well as contract for the Texas membership. In March 2008, the client sent CompCare a termination notice relating to the Pennsylvania region. Revenues under this contract accounted for $1.8 million, or 19.2%, of behavioral health managed care services revenues for the three-month period ending March 31, 2008. The client intends to select a finalist in May 2008 with an effective date of July 1, 2008 for a new agreement to serve members in these states. The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $4.4 million or 47% of behavioral health managed care services revenues for the three months ended March 31, 2008, and $3.2 million or 42% of such revenues for the period January 13 through March 31, 2007 (or 38% and 36% of consolidated revenues for the three months ended March 31, 2008 and 2007, respectively), and is for an initial term of two years with subsequent extensions by mutual written agreement.  Termination of the contract by either party may only be effected by reason of a failure to perform that has not been corrected within the agreed upon time limits.

CompCare experienced the loss of a major contract to provide behavioral healthcare services to the members of a Connecticut HMO effective December 31, 2005. This HMO had been a customer since March 2001. This contract provided that CompCare, through its contract with this HMO, receive additional funds directly from a state reinsurance program for the purpose of paying providers. As of March 31, 2008, there were no further reinsurance amounts due from the state reinsurance program.   The remaining accrued reinsurance claims payable amount of $2.5 million at March 31, 2008 is attributable to providers having submitted claims for authorized services with incorrect service codes or otherwise incorrect information, which has caused payment to be denied by CompCare.  In such cases, there are contractual and statutory provisions that allow the provider to appeal a denied claim.  If there is no appeal received by CompCare within the prescribed amount of time, it is probable that CompCare will be required to remit the reinsurance funds back to the appropriate party. Any adjustment in the reinsurance claims liability would be accounted for in our statement of operations in the period in which the adjustment is determined.

CompCare’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice.  Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.

Note 5. Related Party Transactions

Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the three months ended March 31, 2007, we paid or accrued $36,000. No amounts were paid or accrued during the three months ended March 31, 2008.

In February 2006, we entered into an agreement with CompCare whereby CompCare would have the exclusive right to market our substance abuse disease management program to its current and certain mutually agreed upon prospective clients.  The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications.  Under the agreement, CompCare pays us license and service fees for each enrollee who is treated.  As of March 31, 2008, there have been no material transactions resulting from this agreement.  On January 12, 2007, we acquired a controlling interest in CompCare.

Note 6. Commitments and Contingencies

In connection with CompCare’s major Indiana contract, the client and the state of Indiana is requiring CompCare to reconsider payment of claims billing codes that they previously instructed CompCare to deny. CompCare is in the process of formulating its “reconsideration policy” for submission to the client and the state of Indiana for approval. Presently, considerable uncertainty exists as to the type of behavioral healthcare facility that would be eligible to receive payment for these billing codes, and the effect on CompCare’s Indiana facility contracts, some of which exclude the billing codes in question. Furthermore, it is not known what modifications to CompCare’s reconsideration policy the client and the state of Indiana will require after their review. For these reasons, CompCare does not believe sufficient information currently exists with which to reasonably estimate a range of amounts, if any, that they may have to pay in response to this billing code issue, which extends retroactively to January 1, 2007. If it is determined CompCare is responsible for these claims or a significant portion thereof, the matter will have a material adverse impact on CompCare’s results of operation and financial condition. CompCare believes the State of Indiana will make a determination regarding its reconsideration policy during the next several months.

Also in relation to the behavioral managed care contract with an Indiana HMO, CompCare maintains a performance bond in the amount of $1.0 million. In addition, a $25,000 performance bond is maintained in relation to a Third Party Administrator license in Maryland.

Related to CompCare’s discontinued hospital operations, which were discontinued in 1999, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The fiscal 1999 cost report, the final year that CompCare was required to file a cost report, is being reviewed and the intermediary may determine that additional amounts are due to or from Medicare.  CompCare’s management believes that cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

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

Forward-Looking Statements

The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 17, 2008.

OVERVIEW

General

We are a healthcare services management company, providing behavioral health management services to health plans, employers, criminal justice, and government agencies through a network of licensed and company managed healthcare providers. We also research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment programs. We manage behavioral health disorders through our controlled subsidiary, Comprehensive Care Corporation (CompCare). We utilize CompCare’s infrastructure to offer our proprietary disease management services. Our disease management offering combines medical and behavioral treatment modalities to manage substance dependent populations, and is built around our proprietary PROMETA® Treatment Programs for alcoholism and dependence to cocaine and methamphetamines. Our PROMETA Treatment Programs--which integrate behavioral, nutritional, and medical components--are available through physicians and other treatment providers who have entered into licensing agreements with us for the use of our programs. We also license or manage treatment centers that offer the PROMETA Treatment Programs, as well as other treatments for substance dependencies.

CompCare Acquisition

Effective January 12, 2007, we acquired a 50.25% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff), which is now at 49.53% as of March 31, 2008. Our consolidated financial statements include the business and operations of CompCare subsequent to this date.

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

Segment Reporting

We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our controlled subsidiary, CompCare. Over 95% of our consolidated revenues and assets are earned or located within the United States.

Operations

Healthcare Services

Under our licensing agreements, we provide physicians and other licensed treatment providers with access to our PROMETA treatment programs, education and training in the implementation and use of the licensed technology and marketing support. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of March 31, 2008, we had 102 licensed commercial sites throughout the United States, an increase of 40% over the 73 licensed sites at March 31, 2007. During the three months ended March 31, 2008 and 2007, 40 and 30 of these sites, respectively, had treated patients.

Managed Medical Practices and Treatment Centers

In December 2005, The PROMETA Center, Inc., a medical professional corporation (now owned by Lawrence Weinstein, M.D., our senior vice president of medical affairs), opened a state-of-the-art outpatient facility in Santa Monica, California, which we built out under a lease agreement. Under the terms of a full business service management agreement we manage the business components of the medical practice and license the PROMETA Treatment Programs and the use of the trademarks in exchange for management and licensing fees. The practice offers treatment with the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines, but also offers medical interventions for other substance dependencies. The financial results of The PROMETA Center, Inc. are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In January 2007, a second PROMETA Center was opened in San Francisco, which was subsequently closed in January 2008. In 2007 we also entered into additional management services agreements with other medical corporations and treatment centers, under similar terms and conditions, including the Murray Hill Recovery Center located in Dallas, Texas. Revenues from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 33% and 40%, respectively, of our healthcare services revenues in the three months ended March 31, 2008 and 2007.

Research and Development

To date, we have spent approximately $10.6 million related to research and development, including $1.4 million and $1.0 million, respectively, in the three months ended March 31, 2008 and 2007, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of PROMETA in treating alcohol and stimulant dependence. For the remainder of 2008, we plan to spend an additional $2.2 million for unrestricted research grants and commercial pilots.

International

We have expanded our operations in Europe, with our Swiss foreign subsidiary signing PROMETA license and services agreements with three sites in Switzerland in 2006 to serve the international market.  These sites commenced operations in the first quarter of 2007.  Our European operations were also expanded in 2007 to include the treatment of other dependencies.   Our international operations have accounted for revenues of $474,000 and $111,000, respectively, for the three months ended March 31, 2008 and 2007.

Recent Developments

In January 2008 we streamlined our operations to increase our focus on managed care opportunities, which we expect to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, a reduction in outside consultants expense and overall reductions in overhead costs.  One-time costs associated with these actions were approximately $1.1 million and have been recognized as a charge to operating expenses in the statement of operations for the three months ended March 31, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center.

In April 2008 we took further action to streamline our operations by reducing total operating costs an additional 20% to 25%.

In May 2008, we entered into an agreement with a CIGNA HealthCare affiliate to be reimbursed for providing our PROMETA based substance dependence treatment program in Texas.  The program will initially be offered through our managed treatment center in Dallas, and will not require any significant infrastructure investment by us to support the agreement. Medical and psychosocial treatment will be provided by our licensed providers to CIGNA HealthCare members, and although we anticipate expansion throughout Texas, the clinical and financial impact of the program will be evaluated with the objective of continued expansion beyond Texas.

Behavioral Health Managed Care Services

Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services.  Approximately $9.1 million and $7.4 million, or 97% and 97% respectively, of CompCare’s revenues for the three months ended March 31, 2008 and for the period January 13 through March 31, 2007 were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract amounted to $4.4 million and $3.2 million, respectively, in revenues for the three months ended March 31, 2008 and for the period January 13 through March 31, 2007. This contract is anticipated to generate approximately $16 million to $17 million, or approximately 43%, of CompCare’s anticipated annual revenues in 2008.

Seasonality of Business

Historically, CompCare has experienced increased member utilization during the months of March, April and May, and consistently low utilization by members during the months of June, July, and August.  Such variations in member utilization impact CompCare’s costs of care during these months, generally having a positive impact on CompCare’s gross margins and operating profits during the June through August period and a negative impact on CompCare’s gross margins and operating profits during the months of March through May.

Concentration of Risk

For the three months ended March 31, 2008, 89.3% of CompCare’s operating revenue (or 73% of our consolidated revenues for the same period) was concentrated in contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP) plans.  For the period January 13 through March 31, 2007, 86% of CompCare’s operating revenue (or 74% of our consolidated revenues for the three months ended March 31, 2007) was concentrated in contracts with six health plans. This includes the Indiana Medicaid HMO contract, which represented approximately 47% and 42% of behavioral health managed care services revenue for the three months ended March 31, 2008 and for the period January 13 through March 31, 2007, respectively (or 39% and 36% of our consolidated revenues for the three months ended March 31, 2008 and 2007, respectively).  The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.  The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

Recent Developments

In March 2008, CompCare signed an amendment to its Medicaid HMO contract in Indiana effective January 1, 2008, to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. CompCare met or exceeded all performance measures for the three months ended March 31, 2008 and consequently received in April 2008, funds representing the rate increase retroactive to January 1, 2008.

In January 2008, CompCare announced the appointment of John M. Hill as its new President and Chief Executive Officer, replacing Mary Jane Johnson, who resigned for health reasons effective December 14, 2007.

In January 2008, CompCare’s Pennsylvania and Maryland Medicare Advantage health plan client, representing $2.2 million, or 23.9%, of CompCare’s total revenue during the three months ended March 31, 2008, issued a request for proposal for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. CompCare submitted a bid to retain its current business from this client as well as contract for the Texas membership. In March 2008, the client sent CompCare a termination notice relating to the Pennsylvania region. Revenues under this contract accounted for $1.8 million, or 19.2%, of behavioral health managed care services revenues for the three-month period ending March 31, 2008. The client intends to select a finalist in May 2008 with an effective date for a new agreement of July 1, 2008. The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

Beginning January 1, 2008 and throughout the remainder of 2008, one of CompCare’s existing commercial health plan clients in Indiana will be exiting the group health plan business. This health plan will not be renewing any of its existing customer contracts, as all of their members are being transitioned to other health plans. The health plan accounted for approximately 5.0%, or $1.9 million, of CompCare’s revenues for the year ended December 31, 2007.

How We Measure Our Results

Our healthcare services revenues are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA treatment programs, and from patient service revenues related to our licensing and management services agreement with managed treatment centers. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by managed treatment centers generate higher average revenues per patient than our other licensed sites due to consolidation of their gross patient revenues in our financial statements. We believe that key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA treatment programs. Additionally, our financial results will depend on our ability to expand the adoption of PROMETA among third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.

For behavioral health managed care services, the largest expense is CompCare’s cost of behavioral health managed care services that it provides, which is based primarily on its arrangements with healthcare providers. Since CompCare’s costs are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, CompCare’s profitability depends on its ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums it receives under capitation arrangements.  Providing services on a capitation basis exposes CompCare to the risk that its contracts may ultimately be unprofitable if CompCare is unable to anticipate or control healthcare costs.   Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Critical Accounting Estimates.”

CompCare currently depends upon a relatively small number of customers for a significant percentage of behavioral health managed care operating revenues. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on our consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our consolidated results of operations or financial condition (see Note 4 — “Major Customers/Contracts”).

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three months ended March 31, 2008 and 2007:

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Revenues
Behavioral health managed care services	$9,333	$7,606
Healthcare services	2,006	1,251
Total revenues	11,339	8,857

Operating expenses
Behavioral health managed care expenses	9,739	7,153
Cost of healthcare services	481	336
General and administrative expenses	12,132	10,582
Research and development	1,358	1,011
Depreciation and amortization	703	547
Total operating expenses	24,413	19,629

Loss from operations	(13,074)	(10,772)

Interest income	441	512
Interest expense	(332)	(473)
Change in fair value of warrant liability	2,267	-
Loss before provision for income taxes	$(10,698)	$(10,733)

Summary of Consolidated Operating Results

The loss before provision for income taxes amounted to $10.7 million in the three months ended March 31, 2008 and 2007 mainly due to higher share-based compensation expense, higher behavioral health managed care operating expenses and one-time costs incurred in streamlining our healthcare services operations in the three months ended March 31, 2008, offset by increases in revenues and a gain from the change in the fair value of our warrant liability. We acquired a controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment. Approximately $1.7 million and $567,000 of the loss before provision for income taxes for the three months ended March 31, 2008 and 2007, respectively, is attributable to CompCare’s operations and purchase accounting adjustments.

Our healthcare services revenues increased by $755,000 (or 60%) for the three months ended March 31, 2008 compared to the same period in 2007. The increase was due to the increase in the number of patients treated across all of our markets. CompCare’s behavioral health managed care revenues increased primarily due to the inclusion of a full three months of operations in the first quarter 2008 as compared to only including its operations from January 13, 2007 for the three months ended March 31, 2007.

Excluding the impact of CompCare, total operating expenses for our healthcare services business for the three months ended March 31, 2008 increased by approximately $1.9 million when compared to the same period in 2007. This increase was due mainly to a $1.8 million increase in share-based compensation expense, a $1.1 million charge for one-time costs associated with streamlining our operations to increase our focus on managed care opportunities and an increase in the cost of clinical research studies, offset by the overall reduction in operating expenses commencing in February 2008 resulting from the streamlining of operations. Total share based compensation expense, excluding CompCare, amounted to $2.3 million for the three months ended March 31, 2008, compared to $471,000 for the three months ended March 31, 2007. The increase was attributable to the 2 million options granted to employees during the three months ended March 31, 2008, of which approximately 47% were immediately vested and expensed in the period.

The proceeds attributable to warrants issued in connection with the registered direct stock placement completed in November  2007 are being accounted for as a liability in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-19 (EITF 00-19), based on their fair value. The warrant liability was revalued at $531,000 at March 31, 2008, compared to $2.8 million at December 31, 2007, resulting in a $2.3 million non-operating gain in the statement of operations for the three months ended March 31, 2008.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for three months ended March 31, 2008 and 2007:

	Three Months Ended
(In thousands)	March 31,
	2008	2007
Healthcare services	$(9,019)	$(10,166)
Behavioral health managed care services	(1,679)	(567)
Loss before provision for income taxes	$(10,698)	$(10,733)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three months ended March 31, 2008 and 2007:

	Three Months Ended
(In thousands, except patient treatment data)	March 31,
	2008	2007
Revenues
U.S. licensees	$823	$620
Managed treatment centers (a)	664	502
Other revenues	519	129
Total revenues	2,006	1,251

Operating expenses
Cost of healthcare services	481	336
General and administrative expenses
Salaries and benefits	6,831	5,500
Other expenses	4,323	4,314
Research and development	1,358	1,011
Depreciation and amortization	463	333
Total operating expenses	13,456	11,494

Loss from operations	(11,450)	(10,243)

Interest income	429	492
Interest expense	(265)	(415)
Change in fair value of warrant liability	2,267	-
Loss before provision for income taxes	$(9,019)	$(10,166)

PROMETA patients treated
U.S. licensees	144	93
Managed treatment centers (a)	57	55
Other	29	7
	230	155

Average revenue per patient treated (b)
U.S. licensees	$5,678	$6,024
Managed treatment centers (a)	9,028	8,985
Other	8,397	2,500
Overall average	6,851	6,915

(a)	Includes managed and/or licensed PROMETA Centers.
(b)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenues

Revenues for the three months ended March 31, 2008 increased $755,000, or 60% compared to the three months ended March 31, 2007. The increase was attributable to the increase in the number of patients treated across all of our markets. The number of patients treated increased by 48% in the three months ended March 31, 2008 compared to the same period in 2007. The number of licensed sites that contributed to revenues increased to 40 in the three months ending March 31, 2008 from 30 in the three months ending March 31, 2007. The average revenue per patient treated at U.S. licensed sites in the first quarter of 2008 decreased compared to 2007 due to higher average discounts granted by and to our licensees, while the average revenue per patient at the PROMETA Centers did not materially change. The higher average discounts originated principally from our patient assistance program which we implemented with our licensees in the second half of 2007, and from our increased business development initiatives in 2008. The average revenue for patients treated at the managed treatment centers is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements. Other revenues in 2007 consisted of revenues from our international operations and third-party payers.

Operating Expenses

Our total operating expenses increased by $1.9 million in the three months ended March 31, 2008 compared to the same period in 2007. The net increase in 2008 included a $1.8 million increase in share-based compensation expense,  an increase of $347,000 in funding for clinical research studies, increased costs of sales of $145,000 related to increased royalties and the costs of operating managed treatment centers and increased depreciation expense of $130,000. Although general and administrative expenses increased by $1.6 million for the three months ended March 31, 2008 when compared to the same period in 2007, such costs for the 2008 period were approximately $1.6 million less than the same period in 2007, before an approximate $1.8 million increase in share-based expense and approximately $1.1 million incurred for severance and other one-time costs associated with streamlining our operations in the three months ended March 31, 2008 to increase our focus on managed care opportunities. The actions we took to streamline operations included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, and reducing overall overhead costs and the number of outside consultants, all of which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008.

Cost of healthcare services consists of royalties we pay for the use of the PROMETA treatment program, and the managed treatment centers’ labor costs for physician and nursing staff, continuing care expense, medical supplies and treatment program medicine costs for patients treated at the centers. The increase in these costs primarily reflects costs related to the increase in revenues from the managed treatment centers for the three months ended March 31, 2008 compared to the same period in 2007.

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including legal, accounting and audit professional services, support and occupancy costs, other outside services and marketing and advertising. Such expenses for the three months ended March 31, 2008 included approximately $2.3 million in share-based expense and $1.1 million in one-time costs associated with streamlining our operations in January 2008 to increase our focus on managed care opportunities. Such one-time costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. Excluding these one-time costs and share-based expense, general and administrative expenses decreased by approximately $1.6 million during the three months ended March 31, 2008 compared to the same period in 2007, due mainly to a decrease in salaries, benefits and related travel expenses resulting from the impact of reducing the sales and corporate support personnel. The total number of U.S. personnel was reduced from approximately 140 employees at March 31, 2007 to 105 employees at March 31, 2008. Costs related to audit and legal professional services increased by approximately $0.3 million for the three months ended March 31, 2008 compared to the same period in 2007, offset by decreases in marketing, advertising and other expenses for the same periods.

Research and development expense increased by $347,000 for the three months ended March 31, 2008 compared to the same period in 2007 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA treatment programs.  We plan to spend approximately $2.2 million for the remainder of 2008 for such studies.

Interest Income

Interest income for the three month period ending March 31, 2008 decreased compared to the same period in 2007 due to a decrease in the invested balance of marketable securities and a decrease in interest rates.

Interest Expense

Interest expense primarily relates to the senior secured note issued on January 17, 2007 to finance the CompCare acquisition, with a current principal balance of $5 million at March 31, 2008, accrued at a rate equal to prime plus 2.5% (currently 7.75% as of March 31, 2008). The decrease in interest expense between periods resulted from the $5 million redemption on November 7, 2007, that was completed in conjunction with the registered direct placement that closed on that date. For the three months ended March 31, 2008 and 2007, interest expense includes $129,000 and $188,000, respectively, in amortization of the $1.4 million discount resulting from the value allocated to the warrants issued with the debt and related borrowing costs.

Change in fair value of warrant liability

We issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million and were accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $2.8 million at December 31, 2007 and $530,000 at March 31, 2008, resulting in a $2.3 million non-operating gain to the statement of operations for the three months ended March 31, 2008. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Behavioral Health Managed Care Services

The following table summarizes the operating results for behavioral health managed care services for the three months ended March 31, 2008 and the period January 13 through March 31, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments.

		For the period
	Three Months	Jan 13
	Ended	through
(Dollar amounts in thousands)	March 31,	March 31,
	2008	2007
Revenues
Capitated contracts	$9,087	$7,397
Non-capitated contracts	246	209
Total revenues	9,333	7,606

Operating expenses
Claims expense	8,150	5,991
Other behavioral health managed care services expenses	1,589	1,161
Total healthcare operating expense	9,739	7,152
General and administrative expenses	978	769
Depreciation and amortization	240	214
Total operating expenses	10,957	8,135

Loss from operations	(1,624)	(529)

Interest income	12	20
Interest expense	(67)	(58)
Loss before provision for income taxes	$(1,679)	$(567)

Total membership	983,000	1,133,000
Medical Loss Ratio (1)	89.7%	81.0%

(1)  Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.

Revenues

Operating revenues from capitated contracts increased by approximately $1.7 million to $9.1 million for the three months ended March 31, 2008 compared to $7.4 million for the period January 13 through March 31, 2007.  The increase is primarily attributable to the additional thirteen days included in our consolidated financial statements for the 2008 period relative to 2007 and $2.2 million of additional business from three existing customers in Pennsylvania, Maryland, Michigan and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately

$1.4 million of revenue. The additional Indiana revenue reflects the impact of a 15.9% increase in the per-member, per-month rate paid to it for calendar year 2008, which amounts to approximately $2 million per year. Non-capitated revenue increased approximately $37,000, to $246,000 for the three months ended March 31, 2008, compared to $209,000 for the period January 13 through March 31, 2007.

Operating Expenses

Claims expense on capitated contracts increased approximately $2.2 million for the three months ended March 31, 2008 as compared to the period January 13 through March 31, 2007 primarily due to the additional thirteen days included in our consolidated financial statements for the 2008 period relative to 2007 and higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Accordingly, claims expense as a percentage of capitated revenues increased from 81.0% for the period January 13 through March 31, 2007 to 89.7% for the three months ended March 31, 2008.

Other healthcare expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased by approximately $428,000 primarily due to the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007 and staffing additions in response to the aforementioned increase in revenues in Indiana and Pennsylvania, and upgrades to CompCare’s healthcare management information system.

General and administrative expenses increased by approximately $209,000 for the three months ended March 31, 2008 as compared to the period January 13 through March 31, 2007. The increase is primarily attributable to the additional number of days included in our consolidated financial statements in the 2008 period and increased costs for executive recruiting, marketing salaries, and consulting services. Offsetting these increases were $209,000 in costs and expenses resulting from the acquisition and proposed merger between Hythiam and CompCare, and for legal services incurred in 2007 in the defense of two class action lawsuits related to the proposed merger. Accordingly, general and administrative expense as a percentage of operating revenue increased from 10.1% for the period January 13 through March 31, 2007 to 10.5% for the three months ended March 31, 2008.

Depreciation and amortization for the three months ended March 31, 2008 and for the period January 13 through March 31, 2007 includes $201,000 and $182,000, respectively, of amortization related to purchase accounting adjustments for the fair value attributed to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.

Interest Expense

Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $21,000 and $17,000, respectively, of amortization related to the purchase price allocation adjustment related to the CompCare acquisition for the three months ended March 31, 2008 and the period January 13 through March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations, since inception, primarily through the sale of shares of our common stock in public and private placement stock offerings.  The following table sets forth a summary of our equity offering proceeds, net of expenses, since our inception (in millions):

Date	Transaction Type	Amount
September 2003	Private placement	$21.3
December 2004	Private placement	21.3
November 2005	Public offering	40.2
December 2006	Private placement	24.4
November 2007	Registered direct placement	42.8
		$150.0

As of March 31, 2008, we had a balance of approximately $34.9 million in cash, cash equivalents and marketable securities, of which approximately $3.9 million is held by CompCare. As of March 31, 2008, approximately $11.5 million of our marketable securities consisted of auction rate securities (ARS), which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.  However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. The maturity dates range from nineteen to thrity-eight years. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $566,000 as of March 31, 2008, based on estimates of the fair value using valuation models and methodologies provided by the investment manager of our marketable securities. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record additional temporary or permanent impairment charges on these investments. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these ARS within the next twelve months, by which time we expect liquidity to be restored in the credit markets.  We also believe that we will be able to borrow against these ARS to provide additional cash reserves if so needed.

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco and reducing overall overhead costs and the number of outside consultants. We incurred approximately $1.1 million in one-time costs associated with these actions, which was included in general and administrative expenses in the statement of operations for the three months ended March 31, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. In April 2008 we continued to streamline our operations by reducing future monthly costs an additional 20% to 25%.

We also anticipate that additional disease management agreements from labor unions, self-insured employers, and managed care health plans will add to the current private pay revenue base and result in continued higher revenues for 2008 over 2007. The combination of increased revenues and significant cost reductions already implemented is expected to reduce the company's net cash utilization significantly for 2008 compared to 2007. Following the streamlining actions taken in January and April 2008, we expect to spend cash of $7.7 million, $6.6 million and $5.6 million in each of the consecutive remaining quarters in fiscal year 2008, compared to an average of $11.5 million per quarter in 2007, including research and development costs, but excluding costs incurred by our consolidated subsidiary, CompCare, as discussed below. We believe projected cash operating expenses at the end of fiscal year 2008 will be at a level sustainable in 2009. CompCare had negative net cash flow for the three months ended March 31, 2008, principally due to $600,000 in cash used to pay accrued claims payable relating to three contracts that terminated during the fourth quarter of 2007, with minimal corresponding revenue in 2008. In addition, a severance payment of $410,000 was made to CompCare’s former chief executive officer. However, CompCare anticipates achieving positive net cash flow from the restructuring of existing contracts, as well as the addition of new contracts, and as a result, is expected to have sufficient cash reserves to sustain current operations and to meet its current obligations. We do not currently anticipate receiving dividends from CompCare or otherwise having access to cash flows generated by CompCare’s business.

In the three months ended March 31, 2008, we expended approximately $0.5 million in capital expenditures for the development of our information systems and other equipment needs. We expect our capital expenditures to be approximately $0.5 million for the remainder of 2008, primarily for the development of computer software related to our planned disease management products. Capital spending by CompCare in 2008 is not expected to be material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current projections, including anticipated revenues, we believe that based on such projections our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements for at least the next two years or, if sooner, until we generate positive cash flows. Our ability to meet our obligations as they become due and payable will depend on our ability to delay or reduce operating expenses, sell securities, borrow funds or some combination thereof. We may also seek to raise additional capital through public or private financing or through collaborative arrangements with strategic partners. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.  If this occurs, and we do not or are unable to borrow funds or sell additional securities, we may be unable to meet our cash obligations as they become due and we may be required to delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

CompCare Acquisition and Financing

In January 2007, we acquired all of the outstanding membership interests of Woodcliff for $9 million in cash and 215,053 shares of our common stock. Woodcliff owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning over 50% the outstanding shares of common stock of CompCare. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. The preferred stock gives us certain rights, including:

●	the right to designate the majority of CompCare’s board of directors

●	dividend and liquidation preferences, and

●	anti-dilution protection.

In addition, without our consent, CompCare is prevented from engaging in any of the following transactions:

●	any sale or merger involving a material portion of assets or business

●	any single or series of related transactions in excess of $500,000, and

●	incurring any debt in excess of $200,000.

In January 2007, to finance the Woodcliff acquisition, we entered into a Securities Purchase Agreement pursuant to which we sold to Highbridge International LLC (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock (adjusted to 285,000 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, with interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option for Highbridge to demand redemption of the Notes 18 months after the date of issuance.

In connection with the debt financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets now owned or thereafter acquired. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we will deliver equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise dispose of the pledged collateral.

We redeemed $5 million in principal related to the senior secured notes on November 7, 2007 in conjunction with the registered direct placement. As of March 31, 2008 the remaining principal balance on this debt is $5.0 million.

The acquisition of Woodcliff and a controlling interest in CompCare is not expected to require any material amount of additional cash investment or expenditures by us in 2008, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations.

The unpaid claims liability for managed care services is estimated using an industry-accepted actuarial paid completion factor methodology and other statistical analyses.  These estimates are subject to the effects of trends in utilization and other factors.  Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $5.6 million claims payable amount reported as of March 31, 2008.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2008 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Debt obligations, including interest	$7,853	$5,357	$2,496	$-	$-
Claims payable (1)	5,552	5,552	-	-	-
Reinsurance claims payable (2)	2,526	-	2,526	-	-
Capital lease obligations	571	266	276	29	-
Operating lease obligations (3)	4,122	1,569	2,361	192	-
Contractual commitments for clinical studies	3,333	3,333	-	-	-
	$23,957	$16,077	$7,659	$221	$-

(1)
These claim liabilities represent the best estimate of benefits to be paid under capitated contracts and consist of reserves for claims and claims incurred but not yet reported (IBNR). Because of the nature of such contracts, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the actual claims paid could differ from the estimated amounts presented.

(2)
This item represents a potential liability to providers relating to denied claims for a terminated contract. CompCare management believes no further unpaid claims remain, but has not reduced the liability since the statutory time limits have not expired relating to such claims. Any adjustment to the reinsurance claims liability would be accounted for in our statement of operations in the period in which the adjustment is determined. (See Note 4 – “Major Customer/Contracts” to the unaudited, consolidated financial statements.)

(3)	Operating lease commitments for our and CompCare’s corporate office facilities and two PROMETA Centers, including deferred rent liability.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2008, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make significant estimates and judgments to develop the amounts reflected and disclosed in the consolidated financial statements, most notably the estimate for IBNR.  On an ongoing basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We believe our accounting policies specific to behavioral health managed care services revenue recognition, accrued claims payable and claims expense for managed care services, managed care services premium deficiencies, the impairment assessments for goodwill and other intangible assets, and share-based compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements (see Note 2 – “Summary of Significant Accounting Policies” to the unaudited, consolidated financial statements).

Managed Care Services Revenue Recognition

We provide managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs.  Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Consequently, the vast majority of CompCare’s revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

Under CompCare’s major Indiana contract, approximately $200,000 of monthly revenue is dependent on CompCare’s satisfaction of various monthly performance criteria and is recognized only after verification that the specified performance targets have been achieved.

We may experience adjustments to our revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized.  To date, subsequent adjustments to our revenue have not been material.

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice.  Prior to cancellation, CompCare will submit a request for a rate increase accompanied by supporting utilization data.  Although, historically, CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future.  If a rate increase is not granted, CompCare generally has the ability to terminate the contract and limit its risk to a short-term period.

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the three months ended March 31, 2008, CompCare’s review did not identify any contracts where it was probable that a loss had been incurred and for which a loss could reasonably be estimated.

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

The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations on either a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when it receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of CompCare’s employees.  If all of these requirements are met, the claim is entered into CompCare’s claims system for payment and the associated cost of behavioral health services is recognized.

Accrued claims payable consists primarily of CompCare’s reserves established for reported claims and IBNR, which are unpaid through the respective balance sheet dates. CompCare’s policy is to record management’s best estimate of IBNR. The IBNR liability is estimated monthly using an industry-accepted actuarial paid completion factor methodology and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability as more information becomes available. In deriving an initial range of estimates, CompCare’s management uses an industry accepted actuarial model that incorporates past claims payment experience, enrollment data and key assumptions such as trends in healthcare costs and seasonality. Authorization data, utilization statistics, calculated completion percentages and qualitative factors are then combined with the initial range to form the basis of management’s best estimate of the accrued claims payable balance.

At March 31, 2008, CompCare’s management determined its best estimate of the accrued claims liability to be $5.6 million. Approximately $2.7 million of the $5.6 million accrued claims payable balance at March 31, 2008 is attributable to the major HMO contract in Indiana that started January 1, 2007.  As of March 31, 2008, CompCare has accrued as claims expense approximately 99% of the revenue from this contract. Approximately 86% of claims expense related to the Indiana contract has been paid. Due to limited historical claims payment data, CompCare’s management estimated the IBNR for the Indiana contract primarily by using estimated completion factors based on authorization data.

Accrued claims payable at March 31, 2008 comprises approximately $1.6 million liability for submitted and approved claims, which had not yet been paid, and a $4.0 million liability for IBNR claims.

Many aspects of the managed care business are not predictable with consistency. Therefore, estimating IBNR claims involves a significant amount of judgment by management.  Actual claims incurred could differ from the estimated claims payable amount presented.  The following are factors that would have an impact on our future operations and financial condition:

●	Changes in utilization patterns

●	Changes in healthcare costs

●	Changes in claims submission timeframes by providers

●	Success in renegotiating contracts with healthcare providers

●	Adverse selection

●	Changes in benefit plan design

●	The impact of present or future state and federal regulations

A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at March 31, 2008 could increase or decrease CompCare’s claims expense by approximately $140,000.

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment”, on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123, “Accounting for Stock-Based Compensation” and EITF 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services.” We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term, since we have a limited history as a public company and complete reliance on our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2008 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2008 reflects the application of the simplified method set out in the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

Impairment of intangible assets

We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. We will continue to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenues less estimated costs. Since we have not recognized significant revenues to date, our estimates of future revenues may not be realized and the net realizable value of our capitalized costs of intellectual property may become impaired. In 2005, we recorded an impairment charge of $272,000 to write off the capitalized costs of intellectual property relating to an acquired patent for a treatment method for opiate addiction that we have determined will not likely be utilized in our current business plan. As a result of a non-cash stock settlement agreement reached in August 2007 with seller of the opiate patent, we released 310,000 shares of our common stock, which shares had been subject to a stock pledge agreement pending the resolution of certain contingencies, as additional consideration related to the purchase of the patent. The fair market value of these shares amounted to $2.4 million, based on the closing stock price on the date of the settlement, and was recorded as an additional impairment loss for the year ended December 31, 2007. We recorded no impairment charges in 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FSP FAS 157-2, “Effective Date of FASB Statement No. 157” was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159). SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 159 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, "Business Combinations", which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

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

As of March 31, 2008, approximately $11.5 million of our marketable securities consisted of auction rate securities (ARS), which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Since February 14, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $566,000 as of March 31, 2008, based on estimates of the fair value using valuation models and methodologies provided by the investment manager of our ARS.

If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these funds within the next twelve months or prior to restoration of liquidity in this market. It is our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions and we believe we have the ability to maintain our investment over that timeframe. These securities will be analyzed each reporting period for other-than-temporary impairment factors. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however, interest rate movements do not materially affect the market value of our ARS because of the frequency of the interest rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. The market risk associated with our investments in debt securities, other than the ARS, as discussed above, is substantially mitigated by the frequent turnover of our portfolio.

Item 4.                      Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report. There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                   Risk Factors

  Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2007, filed on March 17, 2008, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of March 31, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

Item 2.                   Unregistered Sales of Equity Securities and Use of Proceeds

In February 2008, we issued 52,500 shares of common stock to a consultant providing investor relations services valued at approximately $139,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

Item 5.                   Other Information

Item 5.02              Departure of Officer

Effective May 9, 2008, Anthony M. LaMacchia, who was formerly one of our senior executive vice presidents, is no longer employed by us.  We will agree to provide Mr. LaMacchia with three to six months severance, continued health benefits for up to one year, and to extend the time for him to exercise his vested options through September 28, 2013.

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

You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the anticipated results of clinical studies on our treatment programs, and the publication of those results in medical journals

●	plans to have our treatment programs approved for reimbursement by third-party payers

●	plans to license our treatment programs to more healthcare providers

●	marketing plans to raise awareness of our PROMETA treatment programs

●	anticipated trends and conditions in the industry in which we operate, including regulatory changes

●	our future operating results, capital needs, and ability to obtain financing

●	CompCare’s ability to estimate claims, predict utilization and manage its contracts

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

HYTHIAM, INC.
Date: May 12 2008	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 12 2008	By:	/s/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: May 12 2008	By:	/s/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)