Form 10-Q
period 2008-06-30
HYTHIAM INC
filed 2008-08-11
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐            No ☑

As of August 6, 2008, there were 54,536,339 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share data)	June 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$6,413	$11,149
Marketable securities, at fair value	20,201	35,840
Restricted cash	87	39
Receivables, net	3,168	1,787
Notes receivable	64	133
Prepaids and other current assets	859	1,394
Total current assets	30,792	50,342
Long-term assets
Property and equipment, net of accumulated depreciation
of $5,988 and $5,630, respectively	3,806	4,291
Goodwill	10,445	10,557
Intangible assets, less accumulated amortization of
$2,150 and $1,609, respectively	4,426	4,836
Deposits and other assets	736	620
Total Assets	$50,205	$70,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,337	$4,038
Accrued compensation and benefits	1,878	2,860
Accrued liabilities	2,674	2,030
Accrued claims payable	6,733	5,464
Short-term debt	4,962	4,742
Income taxes payable	100	94
Total current liabilities	21,684	19,228
Long-term liabilities
Long-term debt	2,099	2,057
Accrued reinsurance claims payable	2,526	2,526
Warrant liability	1,842	2,798
Capital lease obligations	232	331
Deferred rent and other long-term liabilities	279	442
Total liabilities	28,662	27,382

Commitments and contingencies (See Note 6)

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
54,536,000 and 54,335,000 shares issued and outstanding
at June 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in-capital	170,321	166,460
Accumulated other comprehensive loss	(776)	-
Accumulated deficit	(148,007)	(123,201)
Total Stockholders' Equity	21,543	43,264
Total Liabilities and Stockholders' Equity	$50,205	$70,646

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Behavioral health managed care services	$9,582	$9,159	$18,915	$16,765
Healthcare services	2,031	2,181	4,037	3,432
Total revenues	11,613	11,340	22,952	20,197

Operating expenses
Behavioral health managed care expenses	11,707	9,348	21,446	16,501
Cost of healthcare services	524	423	1,005	759
General and administrative expenses	10,438	12,250	22,570	22,832
Research and development	915	729	2,273	1,740
Depreciation and amortization	688	610	1,391	1,157
Total operating expenses	24,272	23,360	48,685	42,989

Loss from operations	(12,659)	(12,020)	(25,733)	(22,792)

Interest income	203	396	644	908
Interest expense	(315)	(641)	(647)	(1,114)
Change in fair value of warrant liability	(1,312)	-	955	-
Other non-operating income, net	-	29	-	29
Loss before provision for income taxes	(14,083)	(12,236)	(24,781)	(22,969)
Provision for income taxes	10	16	23	26
Net loss	$(14,093)	$(12,252)	$(24,804)	$(22,995)

Net loss per share - basic and diluted	$(0.26)	$(0.28)	$(0.46)	$(0.52)

Weighted average number of shares outstanding - basic and diluted	54,440	44,126	54,403	43,984

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2008	2007
Operating activities
Net loss	$(24,804)	$(22,995)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,391	1,156
Amortization of debt discount and issuance cost included in interest expense	303	517
Provision for doubtful accounts	248	68
Deferred rent	(175)	63
Share-based compensation expense	4,245	1,405
Fair value adjustment on warrant liability	(955)	-
Loss on disposition of fixed assets	358	-
Changes in current assets and liabilities, net of business acquired:
Receivables	(1,629)	(350)
Prepaids and other current assets	526	26
Accrued claims payable	1,275	2,584
Accounts payable and accrued liabilities	483	(2,211)
Net cash used in operating activities	(18,734)	(19,737)

Investing activities
Purchases of marketable securities	(46,520)	(35,797)
Proceeds from sales and maturities of marketable securities	61,384	60,603
Proceeds from sales of property and equipment	16	-
Cash paid related to acquisition of a business, net of cash acquired	-	(4,760)
Restricted cash	(47)	(39)
Purchases of property and equipment	(732)	(477)
Deposits and other assets	136	129
Cost of intangibles	(132)	(93)
Net cash provided by investing activities	14,105	19,566

Financing activities
Cost related to issuance of common stock	-	(230)
Cost related to issuance of debt and warrants	(41)	(302)
Proceeds from issuance of debt and warrants	-	10,000
Capital lease obligations	(98)	(79)
Exercise of stock options and warrants	32	1,208
Net cash (used in) provided by financing activities	(107)	10,597

Net increase (decrease) in cash and cash equivalents	(4,736)	10,426
Cash and cash equivalents at beginning of period	11,149	5,701
Cash and cash equivalents at end of period	$6,413	$16,127

Supplemental disclosure of cash paid
Interest	$292	$376
Income taxes	16	32

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$471	$111
Common stock issued for acquisition of a business	-	2,084
Property and equipment aquired through capital leases and other financing	6	192

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.                       Basis of Consolidation and Presentation

The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2007 balance sheet has been derived.

Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, our controlled subsidiary Comprehensive Care Corporation (CompCare), and our company-managed professional medical corporations.

On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 49.53% of the outstanding shares of CompCare based on shares outstanding as of June 30, 2008. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We have anti-dilution protection and the right to designate a majority of the board of directors of CompCare. In addition, CompCare is required to obtain our consent for a sale or merger involving a material portion of CompCare's assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. We began consolidating CompCare’s accounts on January 13, 2007.

Based on the provisions of management services agreements between us and our managed professional medical corporations, we have determined that they constitute variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporations.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three and six months ended June 30, 2007 have been reclassified to conform to the presentation for the three and six months ended June 30, 2008.

Note 2.                       Summary of Significant Accounting Policies

Revenue Recognition

Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements).  The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of CompCare’s revenue, or $9.3 million and $18.3 million, respectively, for the three and six months ended June 30, 2008, compared to $8.8 million and $16.2 million, respectively for the three months ended June 30, 2007 and the period January 13 through June 30, 2007. The remaining CompCare revenue is earned on a fee-for-service basis and is recognized as services are rendered.

Under CompCare’s major Indiana contract, approximately $200,000 of monthly revenue is dependent on CompCare’s satisfaction of various monthly performance criteria and is recognized only after verification that the specified performance targets have been achieved.

Managed Care Expense Recognition

Managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR).  See “Accrued Claims Payable” for a discussion of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether the member is eligible to receive such services, the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage and, in most cases, whether the service is authorized by one of the plan's employees.  If the applicable requirements are met, the claim is entered into CompCare’s claims system for payment.

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed by CompCare for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for IBNR claims to CompCare.  The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors.  However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes, based on an internal review, that the unpaid claims liability of $6.7 million as of June 30, 2008 is adequate.

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

On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. As of June 30, 2008, CompCare’s review identified the large Indiana HMO contract as a contract for which it is probable that a loss will be incurred during the remaining contract term of July 2008 through December 2008.  Based on available information, CompCare has estimated the loss at $300,000, which has been recognized in the consolidated balance sheet at June 30, 2008 and the statement of operations for the three and six months ended   June 30, 2008.

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(14,093)	$(12,252)	$(24,804)	$(22,995)
Other comprehensive loss:
Net unrealized loss on marketable securities available for sale	(210)	-	(776)	-
Comprehensive loss	$(14,303)	$(12,252)	$(25,580)	$(22,995)

Basic and Diluted Loss per Share

In accordance with Statement of Financial Accounting Standards (SFAS) 128, Computation of Earnings Per Share, basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 13,393,000 and 7,452,000 of incremental common shares as of June 30, 2008 and 2007, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2007 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2008, we had 9,830,000 vested and unvested shares outstanding and 4,322,000 shares available for future awards.

Total share-based compensation expense amounted to $1.9 million and $4.2 million, respectively, for the three and six months ended June 30, 2008, compared to $914,000 and $1.4 million, respectively, for the three months ended June 30, 2007 and the period January 13 through June 30 2007.

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

We adopted SFAS 123R using the modified prospective method. Share-based compensation expense recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2008 amounted to $1.2 million and $3.3 million, compared to $576,000 and $1.1 million, respectively, for the three and six months ended June 30, 2007.

Share-based compensation expense recognized in our consolidated statements of operations for the six months ended June 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2008 and 2007, we granted options to employees for 2,125,000, 4,152,000, 42,000, and 374,000 shares, respectively, at the weighted average per share exercise price of $2.62, $2.64, $7.34, and $8.18, respectively, the fair market value of our common stock at the dates of grants. Approximately 1,023,000 of the options granted in 2008 vested immediately on the date of grant and approximately 3,129,000 options vest monthly on a pro-rata basis, over three years. Employee and director stock option activity for the three and six months ended June 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	5,152,000	$4.61

Granted	2,027,000	$2.65
Transfer *	(100,000)	$5.78
Exercised	-	$-
Cancelled	(326,000)	$6.65

Balance March 31, 2008	6,753,000	$3.91

Granted	2,125,000	$2.62
Transfer *	(60,000)	$2.50
Exercised	-	$-
Cancelled	(314,000)	$5.51

Balance June 30, 2008	8,504,000	$3.54

*  Option transfer due to status change from employee to non-employee

The estimated fair value of options granted to employees during the three and six months ended June 30, 2008 and 2007 was $3.4 million, $6.5 million, $200,000 and $2.0 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	64%	66%	64%	66%
Risk-free interest rate	3.68%	4.57%	3.30%	4.57%
Weighted average expected lives in years	6.0	6.5	5.8	6.5
Expected dividend	0%	0%	0%	0%

The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2008 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

As of June 30, 2008, there was $12.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

During the three and six months ended June 30, 2008 and 2007, we granted options and warrants for 46,000,  85,000, 25,000, and 40,000 shares, respectively, to non-employees at weighted average prices of $2.63, $2.64 $7.32 and $7.58, respectively. For the three and six months ended June 30, 2008 and 2007, share-based expense relating to stock options and warrants granted to non-employees was $67,000, $52,000, $282,000 and $134,000, respectively.

Non-employee stock option and warrant activity for the three and six months ended June 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007 *	1,362,000	5.02

Granted	39,000	2.65
Transfer **	100,000	5.78
Exercised	-	0.00
Cancelled	(50,000)	7.32

Balance March 31, 2008	1,451,000	4.93

Granted	46,000	2.63
Transfer **	60,000	5.78
Exercised	-	0.00
Cancelled

Balance June 30, 2008	1,557,000	4.90

* Certain reclassifications have been made to the beginning balance to conform to the current year's presentation.
** Option transfer due to status change from employee to non-employee consultant.

Common Stock

During the three and six months ended June 30, 2008, respectively, we issued 140,000 and 193,000 shares of common stock, for consulting services valued at $332,000 and  $471,000, respectively.  During the six months ended June 30, 2007, we issued 14,000 shares of common stock for consulting services valued at $111,000. There were no shares issued for such services during the three months ended June 30, 2007. These costs are being amortized to share-based expense on a straight-line basis over the related six month to one year service periods. For the three and six month periods ended June 30, 2008 and 2007, share-based expense relating to all common stock issued for consulting services was $583,000, $794,000, $43,000 and $95,000, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% (ESPP discounted price) of the lower of the closing price at the beginning or end of each specified stock purchase period. As of June 30, 2008, there were 36,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP discount price was $1,000, $2,000, $4,000 and $8,000, respectively, for the three and six month periods ended June 30, 2008 and 2007.

Stock Options – CompCare Employees, Directors and Consultants

CompCare’s 1995 Incentive Plan and 2002 Incentive Plan (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans.  Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months.  The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events.  As of June 30, 2008, under the 2002 Incentive Plan, there were 374,000 options available for grant and there were 586,000 options outstanding, of which

282,000 are exercisable.  Additionally, as of June 30, 2008, under the 1995 Incentive Plan, there were 259,000 options outstanding and exercisable. The 1995 Incentive Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.

CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day in which there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee.  Upon joining the CompCare Board, directors receive an initial grant of 25,000 options.  Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting.  As of June 30, 2008, under the CompCare Directors’ Plan, there were 777,000 shares available for option grants and there were 125,000 options outstanding, of which 63,000 shares were exercisable.

CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. Share-based compensation expense recognized for employees and directors for the three and six months ended June 30, 2008 was $47,000 and $82,000, respectively and for the three months ended June 30, 2007 and the period January 13, 2007 through June 30, 2007, share-based compensation expense was $9,000 and $29,000, respectively.

CompCare stock option activity for the three and six month periods ended June 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	1,070,000	$1.27

Granted	185,000	$0.60
Exercised	(125,000)	$0.26
Cancelled	(245,000)	$1.38

Balance March 31, 2008	885,000	$1.24

Granted	110,000	$0.43
Exercised	-	$-
Cancelled	(25,000)	$1.76

Balance June 30, 2008	970,000	$1.13

Stock options totaling 110,000 and 295,000 shares were granted to CompCare board of director members and employees during the three and six month periods ended June 30, 2008, at weighted average exercise prices of $0.43 and $0.54, respectively.  No stock options were granted to CompCare board of director members or employees during the period January 13 through June 30, 2007.

No stock options were exercised during three months ended June 30, 2008 and 2007. During the six months ended June 30, 2008 and 2007, respectively, 125,000 and 38,000 stock options were exercised, which had total intrinsic values of $50,000 and $13,000, respectively. During the three and six months ended June 30, 2008, stock options expired or cancelled totaled 25,000 and 270,000 shares, respectively. During the three months ended June 30, 2007 and the period January 13 through June 30, 2007, respectively, 40,000 and 120,000 shares expired or were cancelled. Expiration or cancelled shares were generally due to the recipients’ resignation from CompCare or its board of directors.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model.  CompCare uses historical data to estimate the expected term of the option.  Expected volatility is based on the historical volatility of the CompCare’s traded stock.  CompCare did not declare dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend.  The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. As mentioned above, no stock options were granted during the period January 13 through June 30, 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected volatility	130%	-	125-130%	-
Risk-free interest rate	2.98%	-	2.98-3.24%	-
Weighted average expected lives in years	5.0	-	5.0-6.0	-
Expected dividend	0%	-	0%	-

Income Taxes

We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount of assets and liabilities and the amounts that are reported in the tax return. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

Costs associated with streamlining our operations

In January 2008, we streamlined our operations, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs.  These initiatives are expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. In April 2008, we took further action to streamline our operations by reducing total operating costs by an additional 20% to 25%.

During the first and second quarters of 2008, we recorded $1.1 million and $1.2 million, respectively, in costs associated with actions taken to streamline our operations in both January 2008 and April 2008 to increase our focus on managed care opportunities. Such one-time costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. We have accounted for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred.

Marketable Securities

Investments include auction rate securities (ARS), commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current assets as marketable securities at fair market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Unrealized gains and losses are reported in our consolidated balance sheet within the caption entitled “Accumulated other comprehensive loss” and within comprehensive loss under the caption “other comprehensive loss.” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

Through February 13, 2008, all of our ARS held at December 31, 2007 had completed at least one auction successfully through the normal auction process, and we had reduced our total investments in ARS to $11.5 million. However, since February 14, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $776,000 as of June 30, 2008, based on estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants.

If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher reset interest rates on failed auctions for our investments provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the short-term, we do not believe that the underlying securities or collateral have been materially affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these funds within the next twelve months or prior to restoration of liquidity in this market. It is our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions and we believe that we have the ability to maintain our investment over that time frame. In May 2008, we obtained a demand margin loan facility from our investment portfolio manager, allowing us to borrow up to $5.4 million to provide additional cash liquidity if so needed, collateralized by the ARS. As of June 30, 2008, we have not drawn any funds against the facility. Any draw-downs would be subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points. These securities will be analyzed each reporting period for other-than-temporary impairment factors. We may be required to adjust the carrying value of these investments through an impairment charge if any loss is considered to be other than temporary.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

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

The following table summarizes fair value measurements by level at June 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$6,413	$-	$-	$6,413
Marketable securities:
Variable auction rate securities	-	-	10,724	10,724
Commercial paper	9,144	-	-	9,144
Certificates of deposit	333	-	-	333
Total assets	$15,890	$-	$10,724	$26,614

Warrant liability	$-	$1,842	$-	$1,842
Total liabilities	$-	$1,842	$-	$1,842

Liabilities measured at market value on a recurring basis include the warrant liability resulting from the registered direct stock placement completed on November 7, 2007. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrant liability is being marked to market each quarter-end until they are completely settled. The warrants were valued using the Black-Scholes method, using assumptions consistent with our application of SFAS 123R.

All of our assets measured at fair value on a recurring basis using significant Level III inputs as of June 30, 2008 were ARS. See discussion above in “Marketable Securities” for additional information on our ARS, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three-month periods ended March 31and June 30, 2008:

(In thousands)	Level III
Balance as of December 31, 2007	$19,000
Purchases and sales, net	(7,500)
Net unrealized losses	(566)
Net realized gains (losses)	-
Transfers in/out of Level III	-
Balance as of March 31, 2008	10,934

Purchases and sales, net	-
Net unrealized losses	(210)
Net realized gains (losses)	-
Transfers in/out of Level III	-
Balance as of June 30, 2008	$10,724

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of June 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, we have recorded a temporary decline in the fair value of our ARS investments of approximately $776,000 as of June 30, 2008. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity. The valuation model also reflected our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions, which we believe will occur within the next twelve months, and our belief that we have the ability to maintain our investment over that time frame.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, Business Combinations (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. We believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized, but instead is subject to impairment tests. Goodwill was tested for impairment with no exceptions as of December 31, 2007.

The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
(In thousands)	Healthcare	Health Managed
	Services	Care	Total
Balance as of December 31, 2007	$10,064	$493	$10,557
Additional equity issued to minority
shareholders	(112)	-	(112)
Balance as of June 30, 2008	$9,952	$493	$10,445

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

As of June 30, 2008, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,440	$(971)	$3,469	12-18
Managed care contracts	831	(404)	427	3-4
Provider networks, NCQA	1,305	(775)	530	1-3
Balance as of June 30, 2008	$6,576	$(2,150)	$4,426

In accordance with SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets, we performed impairment tests on intellectual property and other intangible assets as of December 31, 2007 and also re-evaluated the useful lives of such intangible assets. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
2008	$ 465
2009	$ 901
2010	$ 310
2011	$ 286
2012	$ 286

CompCare had negative cash flow of $5.0 million during the six months ended June 30, 2008 and had a working capital deficit of $6.0 million and a stockholders’ deficit of $9.2 million at June 30, 2008. CompCare’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. CompCare’s management has taken action to reduce operating expenses, has requested rate increases from several of its existing clients and is exploring its options to raise additional equity capital, sell all or a portion of its assets, or seek additional debt and financing. We evaluated the carrying values of intangible assets and goodwill related to the CompCare acquisition ($957,000 and $493,000, respectively, as of June 30, 2008) for possible impairment as of June 30, 2008 and we believe there is no impairment. However, we will continue to review these assets for potential impairment each reporting period. An impairment loss would be recognized if and when we conclude that the carrying amounts of such assets exceed the related undiscounted cash flows for the intangible assets and the implied fair value for the CompCare goodwill.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed above, we acquired a controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 49.53% of CompCare’s common stock as of June 30, 2008 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). In addition, we have the ability to appoint a majority of board members through our preferred stock investment. Our ownership percentage as of June 30, 2008 has decreased from 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 50.47% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The cumulative unrecorded minority stockholders’ interest in net loss amounted to $4.2 million as of June 30, 2008. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.

Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FSP FAS 157-2 was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The adoption of SFAS No. 159 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, Business Combinations (SFAS 141), which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. The impact that the adoption of SFAS 141(R) will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

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

Our healthcare services segment also comprises international and government sector operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

We evaluate segment performance based on total assets, revenue and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the six months ended June 30, 2008 and 2007.

Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
Behavioral health managed care services (1)
Revenues	$9,582	$9,159	$18,915	$16,765
Loss before provision for income taxes	(3,905)	(1,335)	(5,584)	(1,901)
Assets *	5,337	10,385	5,337	10,385

Healthcare services
Revenues	$2,031	$2,181	$4,037	$3,432
Loss before provision for income taxes	(10,178)	(10,901)	(19,197)	(21,068)
Assets *	44,868	42,740	44,868	42,740

Consolidated operations
Revenues	$11,613	$11,340	$22,952	$20,197
Loss before provision for income taxes	(14,083)	(12,236)	(24,781)	(22,969)
Assets *	50,205	53,125	50,205	53,125

*	Assets are reported as of June 30.
(1)	Results for the six months ended June 30, 2007 in this segment represent the period January 13 through June 30, 2007.

Note 4.                      Major Customers/Contracts

CompCare’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice.  Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.

For the six months ended June 30, 2008, 89%, of revenue in our behavioral health managed care services segment (or 73% of consolidated revenue for the same period) was concentrated in CompCare’s contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans (CHIP). This includes the new Indiana HMO contract discussed below. For the period January 13 through June 30, 2007, 87% of revenue (or 72% of consolidated revenue for the six months ended June 30, 2007) was concentrated in six health plans providing such services.

CompCare has contracts to provide behavioral health services to approximately 50,000 members of a Medicare Advantage HMO in the states of Maryland and Pennsylvania. Revenue under the contracts accounted for $4.5 million, or 24%, and $1.6 million, or 10%, of our behavioral health managed care services segment for the six months ended June 30, 2008 and the period January 13 through June 30, 2007, respectively. This revenue amounted to 20% and 8% of consolidated revenue for the same periods. The contracts are for an initial one-year term with automatic annual renewals unless either party provides notice of cancellation at least 90 days prior to the expiration of the then current terms. In January 2008, this client issued a request for proposal for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. CompCare submitted a bid to retain the current business with this client as well as contract for the Texas membership. In March 2008, the client sent CompCare a termination notice, effective July 31, 2008, relating to the Pennsylvania region. Revenue under this contract accounted for $3.6 million, or 19%, and $1.0 million, or 6%, for the six months ended June 30, 2008 and the period January 13 through June 30, 2007, respectively. In August 2008, the client notified CompCare that the contract for the Maryland membership would not be renewed and would terminate December 31, 2008.  The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $8.8 million, or 46% of behavioral health managed care services revenue for the six months ended June 30, 2008 and approximately $7.1 million, or 43% of such revenue for the period January 13 through June 30, 2007. Such revenue amounted to 38% and 35% of consolidated revenue for the same periods.  The contract is for an initial term of two years (set to expire on December 31, 2008) with subsequent extensions by mutual written agreement. Early termination of the contract by either party may only be effected by reason of a failure to perform that has not been corrected within the agreed upon time limits.

Note 5.                      Related Party Transactions

Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us. For the six months ended June 30, 2007, we paid or accrued $75,000 for such consulting services. No amounts were paid or accrued during the six months ended June 30, 2008.

In February 2006, we entered into an agreement with CompCare whereby CompCare would have the exclusive right to market our substance abuse disease management program to its current and certain mutually agreed upon prospective clients.  The program is an integrated disease management approach designed to offer less restrictive levels of care in order to minimize repeat detoxifications.  Under the agreement, CompCare pays us license and service fees for each enrollee who is treated.  As of June 30, 2008, there have been no material transactions resulting from this agreement.

Note 6.                      Commitments and Contingencies

Relating to CompCare’s major Indiana contract, the client and the state of Indiana are requiring CompCare to reconsider payment of claims billing codes that they previously instructed CompCare to deny.  To reevaluate these claims, CompCare formulated “reconsideration criteria,” which were approved by the client and the state of Indiana.  Based on application of the criteria, CompCare has estimated that it will be responsible for the payment of approximately $200,000 of additional amounts relating to certain of these claims for the period January 1, 2007 to June 30, 2008. CompCare has included this estimate in its accrued claims payable included in the consolidated balance sheet at June 30, 2008.

Also in relation to the behavioral managed care contract with an Indiana HMO, CompCare maintains a performance bond in the amount of $1.0 million.

Related to CompCare’s discontinued hospital operations, which were discontinued in 1999, Medicare guidelines allow the Medicare fiscal intermediary to re-open previously filed cost reports. The cost report for the fiscal 1999 year, the final year that CompCare was required to file a cost report, is being reviewed and the intermediary may determine that additional amounts are due to or from Medicare.  CompCare’s management believes that cost reports for fiscal years prior to fiscal 1999 are closed and considered final.

Note 7.                      Subsequent Event

On July 31, 2008, we amended our senior secured note (the “Note”) with Highbridge International LLC (“Highbridge”) to extend from July 18, 2008 to July 18, 2009 the optional redemption date exercisable by Highbridge for the $5 million remaining under the Note, and remove certain restrictions on our ability to obtain a margin loan on our auction-rate securities.  In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including without limitation the conversion of some or all of our auction-rate securities into cash.  We also granted Highbridge a right of first refusal relating to the disposition of our auction-rate securities, and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share.  The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008.

We are currently assessing the accounting impact that the amendment will have on our consolidated financial statements.

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

OVERVIEW

General

We are a healthcare services management company, providing through our CatasysTM offering behavioral health management services to health plans, employers and unions through a network of licensed and company managed healthcare providers. Catasys offers integrated substance dependence solutions built around our patented PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers. We also research, develop, license and commercialize innovative physiological, nutritional, and behavioral treatment programs. We manage behavioral health disorders through our controlled subsidiary, Comprehensive Care Corporation (CompCare).  We also license or manage treatment centers that offer the PROMETA Treatment Programs, as well as other treatments for substance dependencies.

CompCare Acquisition

Effective January 12, 2007, we acquired a 50.25% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff), which is now at 49.53% as of June 30, 2008. As part of the acquisition, we have obtained anti-dilution protection and the right to designate a majority of the board of directors of CompCare, giving us voting control. Our consolidated financial statements include the business and operations of CompCare subsequent to this date.

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

Segment Reporting

We currently operate within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment focuses on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our controlled subsidiary, CompCare. Over 95% of our consolidated revenue and assets are earned or located within the United States.

Operations

Healthcare Services

Under our licensing agreements, we provide physicians and other licensed treatment providers with access to our PROMETA treatment programs, education and training in the implementation and use of the licensed technology and marketing support. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of June 30, 2008, we had 97 licensed commercial sites throughout the United States, an increase of 15% over the number of licensed sites at June 30, 2007. During the three and six months ended June 30, 2008, 31 and 45 of these sites, respectively, had treated patients, compared to 42 and 47 sites during the same respective periods in 2007.

Managed Medical Practices and Treatment Centers

In December 2005, The PROMETA Center, Inc., a medical professional corporation (now owned by Lawrence Weinstein, M.D., our senior vice president of medical affairs), opened a state-of-the-art outpatient facility in Santa Monica, California, which we built out under a lease agreement. Under the terms of a full business service management agreement, we manage the business components of the medical practice and license the PROMETA Treatment Programs and the use of our trademarks in exchange for management and licensing fees. The practice offers treatment with the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines, as well as medical interventions for other substance dependencies. In January 2007, a second PROMETA Center was opened in San Francisco, which was subsequently closed in January 2008. In 2007, we also entered into additional management services agreements with other medical corporations and treatment centers, under similar terms and conditions, including the Murray Hill Recovery Center located in Dallas, Texas. The financial results of  the managed medical practices and treatment centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenue from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 21% and 27%, respectively, of our healthcare services revenue in the three and six months ended June 30, 2008, compared to 26% and 31%, respectively, during the same periods in 2007.

Research and Development

To date, we have spent approximately $11.5 million related to research and development, including $915,000, $2.3 million, $1.0 million and $2.0 million, respectively, in the three and six months ended June 30, 2008 and 2007, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of the PROMETA Treatment Program in treating alcohol and stimulant dependence. For the remainder of 2008, we plan to spend an additional $1.5 million for unrestricted research grants and commercial pilots.

International

We have expanded our operations into Europe, with our Swiss foreign subsidiary signing PROMETA license and services agreements with sites in Switzerland in 2006 to serve the international market.  These sites commenced operations in the first quarter of 2007.  Our European operations were also expanded in 2007 to include the treatment of other dependencies.   Our international operations have accounted for revenue of $433,000, $908,000, $241,000 and $352,000, respectively, for the three and six months ended June 30, 2008 and 2007.

Recent Developments

In January 2008 we streamlined our operations to increase our focus on managed care opportunities, which we expect to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008 compared to 2007 levels. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, a reduction in outside consultant expense and overall reductions in overhead costs.  One-time costs associated with these actions were approximately $1.1 million and have been recognized as a charge to operating expenses in the statement of operations for the six months ended June 30, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center.

In April 2008 we took further action to streamline our operations by reducing total operating costs an additional 20% to 25%. Additional one-time costs associated with these actions were approximately $1.2 million and have been recognized as a charge to operating expenses in the statement of operations for the three and six months ended June 30, 2008.

In May 2008, we entered into an agreement with a CIGNA HealthCare affiliate to be reimbursed for providing our PROMETA based substance dependence treatment program in Texas. The program became effective July 1 and is initially being offered through our managed treatment center in Dallas, and will not require any significant infrastructure investment by us to support the agreement. Medical and psychosocial treatment is being provided by our licensed providers to CIGNA HealthCare members, and although we anticipate expansion throughout Texas, the clinical and financial impact of the program will be evaluated with the objective of continued expansion beyond Texas.

In July 2008, we announced that a double-blind, placebo-controlled alcohol study of our PROMETA Treatment Program demonstrated statistically significant improvement in patients with symptoms of alcohol withdrawal. The initial results of the study were presented at the Research Society on Alcoholism (RSA) conference in Washington, DC, by leading alcoholism expert and RSA President, Raymond Anton, M.D., of Medical University of South Carolina. At the time of the RSA presentation, the data presented covered the initial 6-week active treatment phase of the 14-week study. The study was designed to evaluate the impact of PROMETA on percent days abstinent, other use measures and cravings. Additional data reviews of the full 14-week study, including the results of functional MRI and acoustic startle (sound-based reflex test) are ongoing, and Dr. Anton plans to release these specifics in a peer-reviewed publication.

Behavioral Health Managed Care Services

Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services.  Approximately $9.3 million and $18.3 million, or 97% and 97% respectively, of CompCare’s revenue for the three and six months ended June 30, 2008 were derived from capitation arrangements, compared to $8.8 million and $16.2 million, or 97% and 97% respectively, for the three months ended June 30, 2007 and the period January 13 through June 30, 2007. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract amounted to $4.4 million and $8.8 million, respectively, in revenue for the three and six months ended June 30, 2008, compared to $3.9 million and $7.1 million, respectively, in revenue for the three months ended June 30, 2007 and the period January 13 through June 30, 2007. This contract is anticipated to generate approximately $17 million to $18 million, or approximately 50%, of CompCare’s anticipated annual revenue in 2008.

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

Concentration of Risk

For the six months ended June 30, 2008, 89%, of revenue in our behavioral health managed care services segment (or 73% of consolidated revenue for the same period) was concentrated in CompCare’s contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans. For the period January 13 through June 30, 2007, 87% of revenue (or 72% of consolidated revenue for the six months ended June 30, 2007) was concentrated in six health plans providing such services. This includes the Indiana Medicaid HMO contract, which represented approximately 46% and 42% of behavioral health managed care services revenue for the six months ended June 30, 2008 and for the period January 13 through June 30, 2007, respectively (or 38% and 35% of our consolidated revenue for the six months ended June 30, 2008 and 2007, respectively).  The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.  The loss of any one of these clients, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

Recent Developments

On June 19, 2008 the court awarded $325,000 in fees and expenses to attorneys for plaintiffs that had filed two class action lawsuits against CompCare in January 2007 seeking to prevent Hythiam from acquiring outstanding common shares it did not own pursuant to a plan of merger between CompCare and Hythiam.  The merger was terminated in May 2007 rendering the lawsuits moot, but plaintiffs’ attorneys’ claims for fees and expenses remained, resulting in the judgment against CompCare for $325,000.  CompCare’s claim for coverage of the judgment by CompCare’s directors’ and officers’ insurance policy has been initially denied.  Accordingly, CompCare has recognized a $325,000 charge in general and administrative expenses.  However, CompCare will be aggressively appealing the initial determination of the insurance carrier to assert its belief that the judgment is covered by our directors’ and officers’ insurance policy.

In March 2008, CompCare signed an amendment to its major HMO contract in Indiana, which accounted for approximately 46% of its total revenue for the six months ended June 30, 2008. Effective January 1, 2008, CompCare was eligible to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. CompCare met or exceeded all performance measures for the six months ended June 30, 2008 and, consequently, has received funds representing the rate increase retroactive to January 1, 2008.

In January 2008, CompCare’s Pennsylvania and Maryland Medicare Advantage health plan client, representing $4.5 million, or approximately 24%, of CompCare’s total revenue during the six months ended June 30, 2008, issued a request for proposal for management of behavioral healthcare services for its Pennsylvania, Maryland, and Texas regions. CompCare submitted a bid to retain its current business from this client as well as contract for the Texas membership. In March 2008, the client sent CompCare a termination notice relating to the Pennsylvania region. Revenue under this contract accounted for $3.6 million, or approximately 19%, of behavioral health managed care services revenue for the six months ending June 30, 2008.  In August 2008, the client informed CompCare that the contract for the Maryland membership would not be renewed and would terminate December 31, 2008. The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

How We Measure Our Results

Our healthcare services revenue are generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA Treatment Programs, and from patient service revenue related to our licensing and management services agreements with managed treatment centers. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenue are closely related to the number of patients treated. Patients treated by managed treatment centers generate higher average revenue per patient than our other licensed sites due to consolidation of their gross patient revenue in our financial statements. We believe that key indicators of our financial performance are the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA Treatment Programs. Additionally, our financial results will depend on our ability to expand the adoption of PROMETA among third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.

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

CompCare currently depends upon a relatively small number of customers for a significant percentage of behavioral health managed care operating revenue. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on our consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our consolidated results of operations or financial condition (see Note 4 — “Major Customers/Contracts”).

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

We acquired a controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment. The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
Revenues
Behavioral health managed care services	$9,582	$9,159	$18,915	$16,765
Healthcare services	2,031	2,181	4,037	3,432
Total revenues	11,613	11,340	22,952	20,197

Operating expenses
Behavioral health managed care expenses	11,707	9,348	21,446	16,501
Cost of healthcare services	524	423	1,005	759
General and administrative expenses	10,438	12,250	22,570	22,832
Research and development	915	729	2,273	1,740
Depreciation and amortization	688	610	1,391	1,157
Total operating expenses	24,272	23,360	48,685	42,989

Loss from operations	(12,659)	(12,020)	(25,733)	(22,792)

Interest income	203	396	644	908
Interest expense	(315)	(641)	(647)	(1,114)
Change in fair value of warrant liability	(1,312)	-	955	-
Other non-operating income, net	-	29	-	29
Loss before provision for income taxes	$(14,083)	$(12,236)	$(24,781)	$(22,969)

Summary of Consolidated Operating Results

The loss before provision for income taxes increased to $14.1 million from $12.2 million, during the three months ended June 30, 2008 when compared to the same period in 2007, mainly due to the change in fair value of the warrant liability, higher share-based compensation expense, an increase in the net loss from behavioral health managed care services and one-time costs incurred from additional actions taken in April 2008 to streamline our healthcare services operations, partially offset by lower general and administrative expense in healthcare services. The increase in loss before provision for income taxes in the six months ended June 30, 2008 to $24.8 million from $23.0 million for the same period in 2007 was mainly due to an increase in the net loss from behavioral health managed care services and one-time costs incurred from actions taken in both January 2008 and April 2008 to streamline our healthcare services operations, partially offset by a gain from the change in the fair value of our warrant liability. Approximately $3.9 million and $5.6 million, respectively, of the loss before provision for income taxes for the three and six months ended June 30, 2008 is attributable to CompCare’s operations and purchase accounting adjustments, compared to $1.3 million and $1.9 million for the same periods in 2007.

Our healthcare services revenue decreased by $150,000 (or 7%) for the three months ended June 30, 2008 compared to the same period in 2007, due mainly to a decreases in administrative fees earned from new U.S. licensees and a decrease in patients treated at managed treatment centers, partially offset by an increase in revenue in our international operations. Healthcare services revenue increased by $605,000 (or 18%) for the six months ended June 30, 2008 compared to the same period in 2007, due mainly to an increase in the number of patients treated at

U.S. licensed sites and our international operations, partially offset by a decrease in administrative fees earned from new licensees and a decrease in the number of patients treated at managed treatment centers. CompCare’s behavioral health managed care revenue increased primarily due to an increase in the overall average revenue per-member, per-month rate and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007.

Excluding the impact of CompCare, total operating expenses for our healthcare services business for the three months ended June 30, 2008 decreased by approximately $2.0 million when compared to the same period in 2007. This decrease was due mainly to the overall reduction in operating expenses resulting from the streamlining of operations that was initiated in January and April 2008 to increase our focus on managed care opportunities, partially offset by an increase in share-based compensation expense and $1.2 million in one-time costs associated with streamlining our operations.  Such expenses remained flat for the six months ended June 30, 2008, when compared to the same period in 2007, due to the overall reduction in operating expenses resulting from the streamlining of operations, partially offset by an increase in share-based expense and $2.4 million in one-time costs associated with the streamlining of operations. Total share-based compensation expense, excluding CompCare but including one-time costs associated with streamlining our operations, amounted to $1.9 million and $4.2 million, respectively, for the three and six months ended June 30, 2008, compared to $905,000 and $1.4 million, respectively, for the three and six months ended June 30, 2007. The increase in share-based compensation expense was primarily attributable to the 2 million options granted to Hythiam employees during the three months ended March 31, 2008, of which approximately 47% were immediately vested and expensed in the period.

The proceeds attributable to warrants issued in connection with the registered direct stock placement completed in November  2007 are being accounted for as a liability in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-19 (EITF 00-19), based on their fair value. The warrant liability was revalued at $1.8 million at June 30, 2008, compared to $2.8 million at December 31, 2007, resulting in a $1.0 million non-operating gain in the statement of operations for the six months ended June 30, 2008.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2008	2007	2008	2007
Healthcare services	$(10,178)	$(10,901)	$(19,197)	$(21,068)
Behavioral health managed care services	(3,905)	(1,335)	(5,584)	(1,901)
Loss before provision for income taxes	$(14,083)	$(12,236)	$(24,781)	$(22,969)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
(In thousands, except patient treatment data)	June 30,		June 30,
	2008	2007	2008	2007
Revenues
U.S. licensees	$1,164	$1,364	$1,987	$2,006
Managed treatment centers (a)	424	518	1,088	998
Other revenues	443	299	962	428
Total revenues	2,031	2,181	4,037	3,432

Operating expenses
Cost of healthcare services	524	422	1,005	759
General and administrative expenses
Salaries and benefits	4,536	5,557	11,367	11,057
Other expenses	4,425	5,766	8,748	10,080
Research and development	915	729	2,273	1,740
Depreciation and amortization	447	383	910	716
Total operating expenses	10,847	12,857	24,303	24,352

Loss from operations	(8,816)	(10,676)	(20,266)	(20,920)

Interest income	196	348	625	840
Interest expense	(247)	(573)	(512)	(988)
Change in fair value of warrant liability	(1,311)	-	956	-
Loss before provision for income taxes	$(10,178)	$(10,901)	$(19,197)	$(21,068)

PROMETA patients treated
U.S. licensees	198	165	342	264
Managed treatment centers (a)	31	51	84	100
Other	17	33	52	40
	246	249	478	404

Average revenues per patient treated (b)
U.S. licensees	$5,753	$5,984	$5,722	$5,948
Managed treatment centers (a)	9,978	9,239	9,823	9,432
Other	11,390	3,955	8,407	3,758
Overall average	6,675	6,382	6,734	6,593

(a)	Includes managed PROMETA Centers.
(b)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenue

Revenue for the three months ended June 30, 2008 decreased $150,000, or 7%, compared to the three months ended June 30, 2007. The decrease was primarily attributable to a decrease in administrative fees earned from new licensees totaling approximately $305,000 and a decrease in revenue at managed treatment centers amounting to $94,000, partially offset by a $144,000 increase in other revenue and a $105,000 increase in license fee revenue from U.S.

licensees, excluding administrative fees. The increase in other revenue was due to a $192,000 increase in revenue from our international operations, offset by a $48,000 decrease in revenue from state and local criminal justice systems. The number of licensed sites that contributed to revenue also decreased to 31 in the three months ending June 30, 2008 from 42 in the same period in 2007. The average revenue per patient treated at U.S. licensed sites also decreased in three months ended June 30, 2008 compared to the same period in 2007 due to higher average discounts granted by and to our licensees. The higher average discounts originated principally from our patient financial assistance program which we implemented with our licensees in the second half of 2007, and from our increased business development initiatives in 2008. The number of patients treated at managed treatment centers decreased by 39% in the three months ended June 30, 2008 compared to the same period in 2007, due in part to the closing of our PROMETA Center in San Francisco in the first quarter of 2008, while the average revenue per patient at managed treatment centers increased by 8%. The average revenue for patients treated at the managed treatment centers is higher than our other licensed sites due to the consolidation of their gross patient revenue in our financial statements. Other revenues consist of revenue from our international operations and third-party payers.

For the six months ended June 30, 2008, revenue increased by $605,000 or 18%, from $3.4 million in the same period last year, mainly due to an increase in the license fee revenue earned from U.S. licensed sites (excluding $340,000 in administrative fees earned from new licensees), an increase in revenue from our international operations, which amounted $555,000 and a $90,000 increase in revenue at managed treatment centers, partially offset by a $360,000 decrease in administrative fees earned from new licensees. The increase in revenue at managed treatment centers was driven mainly by revenue from the new center in Dallas, Texas, which commenced operations in August 2008. During the six months ended June 30, 2008, the number of patients treated at U.S. licensed sites increased by 30%, but decreased by 16% at managed treatment centers. The number of licensed sites contributing to revenue amounted to 45 in the six months ended June 30, 2008 compared to 47 sites in the same period last year.  Our revenue may be impacted for each of the remianing quarters of fiscal year 2008 by market conditions due to the uncertain economy, and also as we maintain our commitment to reduce cash expenditures in components of healthcare services that are revenue generating, but providing negative cash flow.  Although a reallocation of these expenses may reduce revenues in the near-term, we anticipate that over subsequent quarters, our enhanced ability will provide significant benefit as we invest in various marketing initiatives, on which we anticipate a positive cash flow and significant return on investment.

Operating Expenses

Our total operating expenses decreased by $2.0 million in the three months ended June 30, 2008 compared to the same period in 2007, primarily due to a $4.6 million decrease in general and administrative expenses, partially offset by a $982,000 increase in share-based expense, $1.2 million of severance and other one-time costs associated with additional actions taken in April 2008 to streamline our operations and an increase of $186,000 in funding for clinical research studies. For the six months ended June 30, 2008, our total operating expenses remained relatively unchanged when compared to the same period in 2007, as the $6.2 million decrease in general and administrative expenses was offset by a $2.8 million increase in share-based expense, $2.4 million incurred for severance and other one-time costs associated with streamlining our operations in 2008 to increase our focus on managed care opportunities and a $533,000 increase in research and development costs. The actions we took to streamline operations included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, and reducing overall overhead costs and the number of outside consultants, all of which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008. In April 2008, we took further action to streamline our operations by reducing total operating costs an additional 20% to 25%.

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and the managed treatment centers’ labor costs for physician and nursing staff, continuing care expense, medical supplies and treatment program medicine costs for patients treated at the centers.

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including legal, accounting and audit professional services, support and occupancy costs, other outside services and marketing and advertising. Such expenses for the three and six month periods ended June 30, 2008 included approximately $1.9 million and $4.2 million, respectively, in share-based expense.  General and administrative expenses for the three and six month periods ended June 30, 2008 included $1.2 million and $2.4 million (including $54,000 and $542,000 in share based expense), respectively, in one-time costs associated with actions taken to streamline our operations in both January 2008 and April 2008 to increase our focus on managed care opportunities. Such one-time costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. Excluding these one-time costs and share-based expense, general and administrative expenses decreased by approximately $4.6 million and $6.2 million, respectively, during the three and six month periods ended June 30, 2008 compared to the same periods in 2007, due mainly to a decrease in salaries, benefits and related travel expenses resulting from the impact of reducing the sales and corporate support personnel and outside services for marketing and consultants.

The total number of U.S. personnel has been reduced from approximately 140 employees at June 30, 2007 to 90 employees at June 30, 2008.

Research and development expense increased by $186,000 and $533,000, respectively, for the three and six months ended June 30, 2008 compared to the same periods in 2007 due to increases in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA Treatment Programs.  We plan to spend approximately $1.5 million for the remainder of 2008 for such studies.

Interest Income

Interest income for the three and six month periods ending June 30, 2008 decreased compared to the same periods in 2007 due to decreases in the invested balance of marketable securities and in average investment yields.

Interest Expense

Interest expense primarily relates to the senior secured note issued on January 17, 2007 to finance the CompCare acquisition, with a current principal balance of $5 million at June 30, 2008, accrued at a rate equal to prime plus 2.5%. The decrease in interest expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 resulted from the $5 million redemption on November 7, 2007, that was completed in conjunction with the registered direct placement that closed on that date. Additionally, interest rates have declined between the 2008 and 2007 periods. For the three and six months ended June 30, 2008 and 2007, interest expense includes $132,000, $262,000, $293,000 and $481,000, respectively, in amortization of the $1.4 million discount resulting from the value allocated to the warrants issued with the debt and related borrowing costs.

Change in fair value of warrant liability

We issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million and were accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $2.8 million at December 31, 2007 and $1.8 million at June 30, 2008, resulting in a $1.0 million non-operating gain to the statement of operations for the six months ended June 30, 2008. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Behavioral Health Managed Care Services

The following table summarizes the operating results for behavioral health managed care services for the six months ended June 30, 2008 and the period January 13 through June 30, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments.

				For the period
			Six Months	Jan 13
	Three Months Ended		Ended	through
(Dollar amounts in thousands)	June 30,		June 30,	June 30,
	2008	2007	2008	2007
Revenues
Capitated contracts	$9,258	$8,848	$18,345	$16,245
Non-capitated contracts	324	311	570	520
Total revenues	9,582	9,159	18,915	16,765

Operating expenses
Claims expense	9,750	7,550	17,900	13,541
Other behavioral health managed care services expenses	1,957	1,798	3,546	2,959
Total healthcare operating expense	11,707	9,348	21,446	16,500
General and administrative expenses	1,477	928	2,455	1,697
Depreciation and amortization	242	227	482	441
Total operating expenses	13,426	10,503	24,383	18,638

Loss from operations	(3,844)	(1,344)	(5,468)	(1,873)

Interest income	7	48	19	68
Interest expense	(68)	(68)	(135)	(125)
Other non-operating income, net	-	29	-	29
Loss before provision for income taxes	$(3,905)	$(1,335)	$(5,584)	$(1,901)

Total membership	1,014,000	1,143,000	1,014,000	1,143,000
Medical Loss Ratio (1)	105.3%	85.3%	97.6%	83.4%

(1)  Medical loss ratio reflects claims expenses as a percentage of revenues of capitated contracts.

Revenue

Operating revenue from capitated contracts increased by approximately $410,000 to $9.3 million for the three months ended June 30, 2008 compared to $8.8 million for the same period in 2007. The increase is attributable to $2.0 million of additional business, primarily from two existing customers in Pennsylvania and Indiana, offset by the loss of three clients in Indiana and Texas accounting for approximately $1.6 million of revenue. Non-capitated revenue increased slightly to $324,000 from $311,000 for the three months ended June 30, 2008 compared to the same period in 2007.

For the six months ended June 30, 2008, operating revenue from capitated contracts increased by approximately $2.1 million when compared to the period January 13 through June 30, 2007 due to $5.1 million of additional business from three existing customers in Pennsylvania, Maryland, Michigan and Indiana and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007, partially offset by the loss of three clients in Indiana and Texas accounting for approximately $2.7 million in revenue. The additional Indiana revenue reflects the impact of a 15.9% increase in the per-member, per-month rate paid to CompCare by its large HMO client for calendar year 2008, which amounts to approximately $2 million per year. Non-capitated revenue increased approximately $50,000, to $570,000 for the six months ended June 30, 2008, compared to $520,000 for the period January 13 through June 30, 2007.

Operating Expenses

Claims expense on capitated contracts increased approximately $2.2 million or 29% for the three months ended June 30, 2008 when compared to the same period in 2007, due to higher capitated revenue and medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland. Accordingly, claims expense as a percentage of capitated revenue increased from 85.3% for the three months ended June 30, 2007 to 105.3% for the three months ended June 30, 2008. For the six months ended June 30, 2008, claims expense on capitated contracts increased by approximately $4.4 million when compared to the period January 13 through June 30, 2007 due to higher capitated revenue and higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland, and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007.

Other healthcare operating expenses, attributable to servicing both capitated contracts and non-capitated contracts, increased by $159,000, or approximately 9%, for the three months ended June 30, 2008 when compared to the same period in 2007, due primarily to a $300,000 provision for loss on capitated contracts related to the large Indiana HMO contract, since it is probable that a loss will be incurred during the remaining contract term of July 2008 through December 2008, partially offset by reduced usage of external medical review services in the current quarter. Such expenses increased by approximately $587,000 for the six months ended June 30, 2008 when compared to the period January 13 through June 30, 2007, due primarily to the $300,000 provision for loss on capitated contracts, the net effect of upgrades to our healthcare management information system, the cost of a provider contracting consultant and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007.

General and administrative expenses increased by approximately $549,000, or 59.2%, for the three months ended June 30, 2008 when compared to same period in 2007, primarily due to a $325,000 charge for a legal judgment to pay plaintiff’s attorney fees and expenses for the dismissed class action lawsuit related to the terminated merger between Hythiam and CompCare, increased consulting fees of $175,000 for Medicare compliance work, a HIPAA compliance review, and external information systems department management. The increase is also attributed to higher compensation expense from stock options of $47,000 due to stock option grants to CompCare directors in July 2007 and to CompCare’s new Chief Executive Officer and other employees during the first and second quarters of 2008. For the six months ended June 30, 2008, general and administrative expenses increased by approximately $758,000, or 44.7%, when compared to the period January 13 through June 30, 2007, primarily due to an accrual of $325,000 for a legal judgment , increased consulting fees of $241,000 for Medicare compliance and information system management services, an increase in sales and marketing expenses in the amount of $141,000, $45,000 in additional compensation expense from stock options due to option grants subsequent to June 30, 2007 and the additional number of days included in our consolidated financial statements in the 2008 period.  These increases were partially offset by expense reductions of $137,000 in directors’ fees, $73,000 in audit fees and $58,000 in legal fees.

Depreciation and amortization for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 13 through June 30, 2007 includes $201,000, $402,000, $189,000 and $371,000, respectively, of amortization related to purchase accounting adjustments for the fair value attributed to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.

Interest Income

Interest income for the three and six month periods ending June 30, 2008 decreased compared to the same periods in 2007 due to decreases in the invested balance of marketable securities and in average investment yields.

Interest Expense

Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $21,000, $42,000, $19,000 and $36,000, respectively, of amortization related to the purchase price allocation adjustment resulting from the CompCare acquisition for the three and six months ended June 30, 2008, the three months ended June 30, 2007 and the period January 13 through June 30, 2007.

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
		$ 150.0

As of June 30, 2008, we had a balance of approximately $26.6 million in cash, cash equivalents and marketable securities, of which approximately $1.3 million is held by CompCare. As of June 30, 2008, approximately $10.7 million (net of $776,000 unrealized loss discussed below) of our marketable securities consisted of auction rate securities (ARS), which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system.  However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. The maturity dates range from nineteen to thirty-eight years. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $776,000 as of June 30, 2008, based on estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. We may record additional temporary or permanent impairment charges on these investments in the future if there are any further declines in estimated fair value or when such declines are considered to be other than temporary. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher average reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these ARS within the next twelve months, by which time we expect liquidity to be restored in the credit markets.  In May 2008, we obtained a demand margin loan facility from our investment portfolio manager, allowing us to borrow up to $5.4 million to provide additional cash liquidity if so needed, collateralized by the ARS. As of June 30, 2008, we have not drawn any funds against the facility. Any draw-downs would be subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points.

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, which is expected to result in an overall reduction of 25% to 30% of cash operating expenses for the fiscal year ending December 31, 2008 compared to fiscal 2007. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco and reducing overall overhead costs and the number of outside consultants. In April 2008 we continued to streamline our operations by reducing future monthly costs an additional 20% to 25% compared to the three months ended March 31, 2008. We recorded approximately $1.1 million and $1.2 million in one-time costs associated with these actions during the three months ended March 31, 2008 and June 30, 2008, respectively. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. All such costs are included in general and administrative expenses in the statement of operations.

The significant cost reductions already implemented are expected to reduce our cash expenditures significantly for 2008 compared to 2007. Following the streamlining actions taken in January 2008 and April 2008, our cash expenditures were $7.7 million in three months ended June 30, 2008, compared to an average of $11.5 million per quarter in 2007, including research and development costs, but excluding costs incurred by our consolidated subsidiary, CompCare; and we plan to further reduce our cash expenditures in the third and fourth quarters in fiscal year 2008.  We define cash expenditures as the net change in our cash, cash equivalents and marketable securities, plus revenues for the period (excluding equity or financing transactions).

CompCare had negative cash flow of $5.0 million during the six months ended June 30, 2008, mainly attributable to payment of claims on its Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members.  Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from the large Indiana HMO client, which was received July 1, 2008. In addition, approximately $700,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007 and a contractually required severance payment of $410,000 was made to CompCare’s former chief executive officer. CompCare had a working capital deficit of $6.0 million and a stockholders’ deficit of $9.2 million at June 30, 2008. During June and July of 2008, CompCare reduced its usage of consultants and temporary employees as well as eliminated certain permanent staffing positions.  In addition CompCare implemented a 10% salary reduction for employees at the vice president level and above and has reduced outside directors fees by 10%. CompCare has also requested rate increases from several of its existing clients. A significant portion of the reduction in CompCare’s cash position is attributable to the large Indiana contract, which accounted for 46% of behavioral health managed care services revenue for the six months ended June 30, 2008. CompCare is seeking to improve its overall liquidity by obtaining a rate increase from this client and by reducing related claims expenses.

In the six months ended June 30, 2008, we expended approximately $732,000 in capital expenditures for the development of our information systems and other equipment needs. We expect our capital expenditures to be approximately $200,000 for the remainder of 2008, primarily for the development of computer software related to our planned disease management products. Capital spending by CompCare in 2008 is not expected to be material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current projections, including anticipated revenue, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements for at least the next 18 months or, if sooner, until we generate positive cash flows. Our ability to meet our obligations as they become due and payable will depend on our ability to maintain or further reduce operating expenses, increase revenue, sell securities, borrow funds or some combination thereof. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.  If this occurs, and we do not or are unable to borrow funds or sell additional securities, we may be unable to meet our cash obligations as they become due and we may be required to delay or further reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

In January 2007, to finance the Woodcliff acquisition, we entered into a Securities Purchase Agreement pursuant to which we sold to Highbridge International LLC (Highbridge) (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock (adjusted to 285,000 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, with interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option for Highbridge to demand redemption of the Notes beginning on July 18, 2008.

In connection with the debt financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets now owned or thereafter acquired. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we delivered equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise dispose of the pledged collateral.

We redeemed $5 million in principal related to the senior secured note on November 7, 2007 in conjunction with the registered direct placement. As of June 30, 2008 the remaining principal balance on this debt is $5.0 million. On July 31, 2008, we amended our senior secured note with Highbridge to extend from July 18, 2008 to July 18, 2009 the optional redemption date exercisable by Highbridge for the $5 million remaining under the senior secured note, and remove certain restrictions on our ability to obtain a margin loan on our auction-rate securities.  In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including without limitation the conversion of some or all of our auction-rate securities into cash.  We also granted Highbridge a right of first refusal relating to the disposition of our auction-rate securities, and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share.  The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008. We are currently assessing the accounting impact that the amendment will have on our consolidated financial statements.

The acquisition of Woodcliff and a controlling interest in CompCare is not expected to require any material amount of additional cash investment or expenditures by us in 2008, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations.

The unpaid claims liability for managed care services is estimated using an industry-accepted actuarial paid completion factor methodology and other statistical analyses.  These estimates are subject to the effects of trends in utilization and other factors.  Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $6.7 million claims payable amount reported as of June 30, 2008.

CompCare as a Going Concern

As of July 31, 2008, CompCare had net cash on hand of approximately $1.3 million.  Excluding non-current accrued liability payments, CompCare’s current plans call for expending cash at a rate of approximately $500,000 to $700,000 per month, which raises substantial doubt about CompCare's ability to continue as a going concern.  At presently anticipated rates, CompCare will need to obtain additional funds within the next two to three months to avoid ceasing or drastically curtailing its operations.  If CompCare is not able to obtain a rate increase or significant additional payments from their major Indiana client within that time frame, it is likely CompCare will need to raise additional equity capital, sell all or a portion of their assets, or seek additional debt financing to fund their operations during the fourth quarter of 2008.  There can be no assurance that CompCare will be successful in its efforts to obtain a rate increase from its major Indiana client; generate, increase, or maintain revenue; or raise additional capital on terms acceptable to it, or at all, or that CompCare will be able to continue as a going concern.  We are under no obligation to provide CompCare with any form of financing, and we do not currently anticipate making an additional cash investment in CompCare. CompCare’s board of directors’ special committee, currently comprised solely of independent directors, together with professional advisors, has been evaluating and pursuing available strategic alternatives for enhancing stockholder value, including a possible sale of CompCare.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.   As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2008 (in thousands):

		Less than
Contractual Obligations	Total	1 year	1-3 years	3-5 years
Debt obligations, including interest	$7,677	$5,264	$2,413	$-
Claims payable (1)	6,733	6,733	-	-
Reinsurance claims payable (2)	2,526	-	2,526	-
Capital lease obligations	458	221	221	16
Operating lease obligations (3)	3,788	1,539	2,128	121
Contractual commitments for clinical studies	2,983	2,983	-	-
	$24,165	$16,740	$7,288	$137

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

(2)
This item represents a potential liability to providers relating to denied claims for a terminated reinsurance contract. Any adjustment to the reinsurance claims liability would be accounted for in our statement of operations in the period in which the adjustment is determined.

(3)	Operating lease commitments for our and CompCare’s corporate office facilities and two managed treatment centers, including deferred rent liability.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2008, we had no off-balance sheet arrangements.

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

CompCare may experience adjustments to its revenue to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized.  To date, subsequent adjustments to CompCare’s revenue have not been material.

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice.  Prior to cancellation, CompCare will submit a request for a rate increase accompanied by supporting utilization data.  Although historically, CompCare’s clients have been generally receptive to such requests, no assurance can be given that such requests will be fulfilled in the future.  If a rate increase is not granted, CompCare generally has the ability to terminate the contract and limit its risk to a short-term period.

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. During the six months ended June 30, 2008, CompCare’s review identified the large Indiana HMO contract as a contract for which it is probable that a loss will be incurred during the remaining contract term of July 2008 through December 2008.  Based on available information, CompCare has estimated the loss at $300,000, which has been recognized in the consolidated balance sheet at June 30, 2008 and the statement of operations for the three and six months ended June 30, 2008.

Accrued Claims Payable and Claims Expense

Managed care operating expenses are comprised of claims expense, other healthcare expenses and reserve for loss contracts.  Claims expense includes amounts paid to hospitals, physician groups and other managed care organizations under capitated contracts. Other healthcare expenses include items such as information systems, provider contracting, case management and quality assurance, attributable to both capitated and non-capitated contracts. Reserves for loss contracts is the present value of future benefits payments and healthcare operating expenses less the present value of expected future premiums (see Premium Deficiencies above).

The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations on either a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when it receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of CompCare’s employees, if authorization is required.  If the applicable requirements are met, the claim is entered into CompCare’s claims system for payment and the associated cost of behavioral health services is recognized.

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

At June 30, 2008, CompCare’s management determined its best estimate of the accrued claims liability to be $6.7 million. Approximately $3.6 million of the accrued claims payable balance at June 30, 2008 is attributable to the major HMO contract in Indiana that started January 1, 2007.  As of June 30, 2008, CompCare has accrued as claims expense approximately 106% of the revenue from this contract.

Accrued claims payable at June 30, 2008 comprises approximately $1.0 million liability for submitted and approved claims, which had not yet been paid, and a $5.7 million accrued liability for IBNR claims.

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

A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at June 30, 2008 could increase or decrease CompCare’s claims expense by approximately $153,000.

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 123R, Share Based Payment (SFAS 123(R), on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. Prior to adoption of SFAS 123 (R), we accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS No. 123, Accounting for Stock-Based Compensation and EITF 96-18, “Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In

Conjunction With Selling Goods Or Services.” We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

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

Goodwill

The excess amount of purchase price over the fair values of net assets acquired in the CompCare acquisition resulted in goodwill. We evaluate goodwill for impairment annually based on the estimated fair value of our healthcare services reportable segment. We test for impairment on a more frequent basis in cases where events and changes in circumstances would indicate that we might not recover the carrying value of goodwill. In estimating the fair value, management considers both the income and market approaches to fair value determination. The income approach is based on a discounted cash flow methodology, in which management makes its best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of the reporting unit. The market approach is based primarily on reference to transactions involving the company’s common stock and the quoted market prices of the company’s common stock. As a result of such tests at    December 31, 2007, no loss from impairment of goodwill appeared to exist at that time.

Impairment of intangible assets

We have capitalized significant costs, and plan to capitalize additional costs, for acquiring patents and other intellectual property directly related to our products and services. Identified intangible assets acquired as part of the CompCare acquisition include the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the National Council on Quality Association (NCQA). We will continue to evaluate our intangible assets for impairment on an ongoing basis by assessing the future recoverability of such capitalized costs based on estimates of our future revenue less estimated costs. Since we have not recognized significant revenue to date, our estimates of future revenue may not be realized and the net realizable value of our capitalized costs of intellectual property or other intangible assets may become impaired.

CompCare had negative cash flow of $5.0 million during the six months ended June 30, 2008 and had a working capital deficit of $6.0 million and a stockholders’ deficit of $9.2 million at June 30, 2008. CompCare’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. CompCare’s management has taken action to reduce operating expenses, has requested rate increases from several of its existing clients and is exploring its options to raise additional equity capital, sell all or a portion of its assets, or seek additional debt and financing. We have evaluated the carrying values of intangible assets and goodwill related to the CompCare acquisition ($957,000 and $493,000, respectively, as of June 30, 2008) for possible impairment as of June 30, 2008 and we believe there is no impairment. However, we will continue to review these assets for potential impairment each reporting period. An impairment loss would be recognized if and when we are able to conclude that the carrying amounts of such assets exceed the related undiscounted cash flows for intangible assets and the implied fair value for the CompCare goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

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

Recently Issued

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

As of June 30, 2008, approximately $11.5 million of our marketable securities consisted of auction rate securities (ARS), which are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. Since February 14, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature.  As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $776,000 as of June 30, 2008, based on estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants.

If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future record an impairment charge on these investments. In addition, these types of developments could cause us to reclassify our investments in ARS from a current asset to a long-term asset.  We believe that the higher average reset interest rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected.  At this time, we have not obtained sufficient evidence to conclude that these investments are impaired or that they will not be settled within the next twelve months, although the market for these investments is uncertain. We believe that we will not require access to these funds within the next twelve months or prior to restoration of liquidity in this market. It is our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions and we believe we have the ability to maintain our investment over that timeframe. In May 2008, we obtained a demand margin loan facility from our investment portfolio manager, allowing us to borrow up to $5.4 million to provide additional cash liquidity if so needed, collateralized by the ARS. As of June 30, 2008, we have not drawn any funds against the facility. Any draw-downs would be subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points.
These securities will be analyzed each reporting period for other-than-temporary impairment factors. We may be required to adjust the carrying value of these investments through an impairment charge, if any loss is considered to be other than temporary.

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

Item 4.                  Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.   There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                       Risk Factors

  Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2007, filed on March 17, 2008, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of June 30, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

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

Item 4.                  Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 20, 2008. There were 45,731,192 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director and approved various amendments to the 2007 Stock Incentive Plan. The stockholders voted at the meeting as follows:

Proposal One : Election of Directors
Seven nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2009.

	For	Withheld
Terren S. Peizer	39,744,320	5,998,687
Richard A. Anderson	39,748,547	5,982,645
Andrea Grubb Barthwell., M.D.	39,716,987	6,014,205
Marc G. Cummins	43,297,811	2,433,381
Christopher S. Hassan	39,748,699	5,982,493
Steven A. Kreigsman	43,938,133	1,793,059
Jay A. Wolf	43,935,115	1,796,077

Proposal Two : Increasing Shares Under 2007 Stock Incentive Plan

For	17,439,469
Against	10,824,181
Abstain	16,964
Non votes	17,450,578

Proposal Three : Increasing Shares Available For Incentive Stock Options Under 2007 Stock Incentive Plan

For	17,451,931
Against	10,811,649
Abstain	17,034
Non votes	17,450,578

Proposal Four : Increasing Shares Available For Awards In Any Calendar Year Under 2007 Stock Incentive Plan

For	17,448,858
Against	10,813,46281
Abstain	18,294
Non votes	17,450,578

Proposal Five : Increasing Shares Available For Awards To Any Participant In Any Fiscal Year Under 2007 Stock Incentive Plan

For	17,456,341
Against	10,810,409
Abstain	13,964
Non votes	17,450,578

Item 5.                  Other Information

    Our chief financial officer, Chuck Timpe, intends to retire after the end of the third quarter, and will remain available to work with the company as needed to ensure an orderly and smooth transition.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities Act. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1 of Part I of our most recent Annual Report on Form 10-K, filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

HYTHIAM, INC.
Date: August 11 2008	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 11 2008	By:	/s/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: August 11 2008	By:	/s/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)