Form 10-Q
period 2008-09-30
HYTHIAM INC
filed 2008-11-10
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐                                No ☑

As of November 6, 2008, there were 54,945,164 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands, except share data)	September 30,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$13,724	$11,149
Marketable securities, at fair value	1,767	35,840
Restricted cash	53	39
Receivables, net	2,661	1,787
Notes receivable	24	133
Prepaids and other current assets	1,397	1,394
Total current assets	19,626	50,342
Long-term assets
Marketable securities, at fair value	10,408	-
Property and equipment, net of accumulated depreciation
of $6,744 and $5,630, respectively	3,259	4,291
Goodwill	10,291	10,557
Intangible assets, less accumulated amortization of
$2,380 and $1,609, respectively	4,242	4,836
Deposits and other assets	599	620
Total Assets	$48,425	$70,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,998	$4,038
Accrued compensation and benefits	1,649	2,860
Accrued liabilities	2,347	2,030
Accrued claims payable	6,371	5,464
Short-term debt	9,081	4,742
Income taxes payable	15	94
Total current liabilities	24,461	19,228
Long-term liabilities
Long-term debt	2,320	2,057
Accrued reinsurance claims payable	2,526	2,526
Warrant liabilities	1,187	2,798
Capital lease obligations	183	331
Deferred rent and other long-term liabilities	194	442
Total liabilities	30,871	27,382
Commitments and contingencies (See Note 7)
Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
54,945,000 and 54,335,000 shares issued and outstanding
at September 30, 2008 and December 31, 2007, respectively	5	5
Additional paid-in-capital	172,925	166,460
Accumulated other comprehensive loss	(1,092)	-
Accumulated deficit	(154,284)	(123,201)
Total Stockholders' Equity	17,554	43,264
Total Liabilities and Stockholders' Equity	$48,425	$70,646

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Behavioral health managed care services	$8,400	$9,760	$27,315	$26,525
Healthcare services	1,258	2,260	5,295	5,692
Total revenues	9,658	12,020	32,610	32,217

Operating expenses
Behavioral health managed care expenses	7,466	9,373	28,912	25,874
Cost of healthcare services	330	611	1,335	1,370
General and administrative expenses	9,879	11,760	32,449	34,592
Impairment loss	-	2,387	-	2,387
Research and development	713	689	2,986	2,429
Depreciation and amortization	713	673	2,104	1,830
Total operating expenses	19,101	25,493	67,786	68,482

Loss from operations	(9,443)	(13,473)	(35,176)	(36,265)

Interest income	117	271	761	1,179
Interest expense	(707)	(622)	(1,354)	(1,736)
Change in fair value of warrant liabilities	3,758	-	4,713	-
Other non-operating income, net	-	3	-	32
Loss before provision for income taxes	(6,275)	(13,821)	(31,056)	(36,790)
Provision for income taxes	2	22	25	48
Net loss	$(6,277)	$(13,843)	$(31,081)	$(36,838)

Net loss per share - basic and diluted	$(0.11)	$(0.31)	$(0.57)	$(0.83)

Weighted average number of shares outstanding - basic and diluted	54,629	44,419	54,479	44,131

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2008	2007
Operating activities
Net loss	$(31,081)	$(36,838)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,104	1,830
Amortization of debt discount and issuance cost included in interest expense	799	809
Provision for doubtful accounts	879	108
Deferred rent	(311)	28
Share-based compensation expense	7,070	1,979
Impairment loss	-	2,387
Fair value adjustment on warrant liabilities	(4,713)	-
Loss on disposition of fixed assets	644	-
Changes in current assets and liabilities, net of business acquired:
Receivables	(1,753)	(805)
Prepaids and other current assets	300	115
Accrued claims payable	907	2,948
Accounts payable and accrued liabilities	540	(1,752)
Net cash used in operating activities	(24,615)	(29,191)

Investing activities
Purchases of marketable securities	(65,197)	(40,738)
Proceeds from sales and maturities of marketable securities	87,770	70,292
Payment received on notes receivable	20	-
Proceeds from sales of property and equipment	17	-
Cash paid related to acquisition of a business, net of cash acquired	-	(4,760)
Restricted cash	(13)	(6)
Purchases of property and equipment	(940)	(665)
Deposits and other assets	141	234
Cost of intangibles	(178)	(263)
Net cash provided by investing activities	21,620	24,094

Financing activities
Proceeds from issuance of common stock	157	-
Cost related to issuance of common stock	-	(230)
Cost related to issuance of debt and warrants	-	(303)
Proceeds from issuance of debt and warrants	5,565	10,000
Repayment of debt	(41)	-
Capital lease obligations	(111)	(128)
Exercise of stock options and warrants	-	1,870
Net cash provided by financing activities	5,570	11,209

Net increase in cash and cash equivalents	2,575	6,112
Cash and cash equivalents at beginning of period	11,149	5,701
Cash and cash equivalents at end of period	$13,724	$11,813

Supplemental disclosure of cash paid
Interest	$446	$654
Income taxes	104	36

Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$1,665	$232
Common stock issued for acquisition of a business	-	2,084
Property and equipment aquired through capital leases and other financing	6	238

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

On January 12, 2007, we acquired all of the outstanding membership interest of Woodcliff Healthcare Investment Partners, LLC (Woodcliff), which owns 1,739,130 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare. The conversion of the preferred stock would result in us owning approximately 48.85% of the outstanding shares of CompCare based on shares outstanding as of September 30, 2008. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare. We have anti-dilution protection and the right to designate a majority of the board of directors of CompCare. In addition, CompCare is required to obtain our consent for a sale or merger involving a material portion of CompCare's assets or business, and prior to entering into any single or series of related transactions exceeding $500,000 or incurring any debt in excess of $200,000. We began consolidating CompCare’s accounts on January 13, 2007.

Based on the provisions of management services agreements between us and our managed professional medical corporations, we have determined that they constitute variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R,  Consolidation of Variable Interest Entities ,  an Interpretation of Accounting Research Bulletin No. 51  (FIN 46R) .  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporations.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three and nine months ended September 30, 2007 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2008.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations, and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements).  The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Capitation agreements accounted for 97% of CompCare’s revenue, or $8.2 million and $26.5 million, respectively, for the three and nine months ended September 30, 2008, compared to $9.5 million and $25.7 million, respectively for the three months ended September 30, 2007 and the period January 13 through September 30, 2007. The remaining CompCare revenue is earned on a fee-for-service basis and is recognized as services are rendered.

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

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed by CompCare for all behavioral health managed care services provided through the respective balance sheet dates, including estimated amounts for IBNR claims to CompCare.  The accrued claims payable liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors.  However, actual claims incurred could differ from the estimated claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes, based on an internal review, that the unpaid claims liability of $6.4 million as of September 30, 2008 is adequate.

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

On a quarterly basis, CompCare performs a review of the portfolio of its contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. Other than the major Indiana HMO contract, which was determined to be a loss contract at June 30, 2008, we did not identify any additional contracts for which it is probable that a loss will be incurred during the remaining contract term during the three months ended September 30, 2008. Of the $300,000 reserve established for the Indiana contract at June 30, 2008, $235,000 remains at September 30, 2008 as a reserve for the remainder of the contract, which terminates December 31, 2008.

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(6,277)	$(13,843)	$(31,081)	$(36,838)
Other comprehensive loss:
Net unrealized loss on marketable securities available for sale	(316)	-	(1,092)	-
Comprehensive loss	$(6,593)	$(13,843)	$(32,173)	$(36,838)

Basic and Diluted Loss per Share

In accordance with Statement of Financial Accounting Standards (SFAS) 128, Computation of Earnings PerShare, basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 14,297,000 and 7,375,000 of incremental common shares as of September 30, 2008 and 2007, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2007 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2008, we had 9,883,000 vested and unvested shares outstanding and 4,269,000 shares available for future awards.

Consolidated share-based compensation expense amounted to $2.8 million and $7.1 million, respectively, for the three and nine months ended September 30, 2008, compared to $583,000 and $2.0 million, respectively, for the three and nine months ended September 30, 2007.

Stock Options – Employees and Directors

We account for all share-based payment awards made to employees and directors in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R), which requires the measurement and recognition of compensation expense based on estimated fair values. SFAS 123R requires companies to estimate the fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of SFAS 123R on January 1, 2006, we accounted for share-based awards to employees and directors using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

We adopted SFAS 123R using the modified prospective method. Share-based compensation expense recognized under SFAS 123R for employees and directors for the three and nine months ended September 30, 2008 amounted to $2.1 million and $5.4 million, compared to $583,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2007.

Share-based compensation expense recognized in our consolidated statements of operations for the nine months ended September 30, 2008 and 2007 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2008 and 2007, we granted options to employees for 425,000, 4,577,000, 213,000 and 587,000 shares, respectively, at the weighted average per share exercise price of $2.07, $2.58, $7.19 and $7.82, respectively, the fair market value of our common stock at the dates of grants. Approximately 1,023,000 of the options granted in 2008 vested immediately on the date of grant and approximately 3,554,000 options generally vest monthly on a pro-rata basis, over three years. Employee and director stock option activity for the three and nine months ended September 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	5,152,000	$4.61

Granted	2,027,000	$2.65
Transfer *	(100,000)	$5.78
Exercised	-	$-
Cancelled	(326,000)	$6.65

Balance March 31, 2008	6,753,000	$3.91

Granted	2,125,000	$2.62
Transfer *	(60,000)	$2.50
Exercised	-	$-
Cancelled	(314,000)	$5.51

Balance June 30, 2008	8,504,000	$3.54

Granted	425,000	$2.07
Exercised	-	$-
Cancelled	(121,000)	$3.77

Balance September 30, 2008	8,808,000	$3.46

* Option transfer due to status change from employee to non-employee consultant.

The estimated fair value of options granted to employees during the three and nine months ended September 30, 2008 and 2007 was $537,000, $7.1 million, $3.0 million and $995,000, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	64%	66%	64%	66%
Risk-free interest rate	3.36%	4.50%	3.30%	4.55%
Weighted average expected lives in years	6.0	6.5	5.8	6.5
Expected dividend	0%	0%	0%	0%

The expected volatility assumptions have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2008 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

As of September 30, 2008, there was $11.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

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

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received as provided by FASB Emerging Issues Task Force (EITF) No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

During the three and nine months ended September 30, 2008 and 2007, we granted options and warrants for 105,000, 190,000, 25,000 and 65,000 shares, respectively, to non-employees at weighted average prices of $2.55, $2.59, $7.31 and $7.47, respectively. For the three and nine months ended September 30, 2008 and 2007, share-based expense relating to stock options and warrants granted to non-employees was $132,000, $184,000, $1,000 and $136,000, respectively.

Non-employee stock option and warrant activity for the three and nine months ended September 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007 *	1,362,000	$5.02

Granted	39,000	$2.65
Transfer **	100,000	$5.78
Exercised	-	$-
Cancelled	(50,000)	$7.32

Balance March 31, 2008	1,451,000	$4.93

Granted	46,000	$2.63
Transfer **	60,000	$5.78
Exercised	-	$-
Cancelled	-	$-

Balance June 30, 2008	1,557,000	$4.90

Granted	105,000	$2.55
Exercised	-	$-
Cancelled	(356,000)	$5.15

Balance September 30, 2008	1,306,000	$4.64

* Certain reclassifications have been made to the beginning balance to conform to the current year's presentation.
** Option transfer due to status change from employee to non-employee consultant.

Common Stock

During the three and nine months ended September 30, 2008, respectively, we issued 409,000 and 601,000 shares of common stock for consulting services valued at $1.2 million and  $1.7 million, respectively.  During the three and nine months ended September 30, 2007, we issued 16,000 and 30,000 shares of common stock for consulting services valued at $128,000 and $239,000, respectively.  These costs are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three and nine month periods ended September 30, 2008 and 2007, share-based expense (benefit) relating to all common stock issued for consulting services was $550,000, $1.3 million, ($34,000) and $61,000, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% (ESPP discounted price) of the lower of the closing price at the beginning or end of each specified stock purchase period. As of September 30, 2008, there were 36,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP discount price was $1,000, $4,000, $6,000 and $14,000, respectively, for the three and nine month periods ended September 30, 2008 and 2007.

Stock Options – CompCare Employees, Directors and Consultants

CompCare’s 1995 Incentive Plan and 2002 Incentive Plan (the CompCare Plans) provide for the issuance of up to 1 million shares of CompCare common stock for each plan. ISOs, NSOs, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants are authorized under the

CompCare Plans. CompCare issues stock options to its employees and non-employee directors allowing them to purchase common stock pursuant to the CompCare Plans.  Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months.  The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant. The Plans also provide for the full vesting of all outstanding options under certain change of control events.  As of September 30, 2008, under the 2002 Incentive Plan, there were 385,000 options available for grant and there were 576,000 options outstanding, of which 296,000 are exercisable.  Additionally, as of September 30, 2008, under the 1995 Incentive Plan, there were 257,000 options outstanding and exercisable. The 1995 Incentive Plan was terminated effective August 31, 2005 such that there are no further options available for grant under this plan.

CompCare also has a non-qualified stock option plan for its outside directors (the CompCare Directors’ Plan). Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and asked prices of the common stock in the over-the-counter market for the last preceding day in which there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Compensation and Stock Option Committee.  Upon joining the CompCare Board, directors receive an initial grant of 25,000 options.  Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting.  As of September 30, 2008, under the CompCare Directors’ Plan, there were 777,000 shares available for option grants and there were 125,000 options outstanding, of which 113,000 shares were exercisable.

CompCare has adopted SFAS 123R, using the modified prospective method and used a Black-Scholes valuation model to determine the fair value of options on the grant date. Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2008 was $26,000 and $108,000, respectively and for the three months ended September 30, 2007 and the period January 13, 2007 through September 30, 2007, share-based compensation expense was $23,000 and $27,000, respectively.

CompCare stock option activity for the three and nine month periods ended September 30, 2008 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2007	1,070,000	$1.27

Granted	185,000	$0.60
Exercised	(125,000)	$0.26
Cancelled	(245,000)	$1.38

Balance March 31, 2008	885,000	$1.24

Granted	110,000	$0.43
Exercised	-	$-
Cancelled	(25,000)	$1.76

Balance June 30, 2008	970,000	$1.13

Granted	-	$-
Exercised	-	$-
Cancelled	(13,000)	$0.53

Balance September 30, 2008	957,000	$1.14

Stock options totaling 295,000 shares were granted to CompCare board of director members and employees during the nine months ended September 30, 2008, at the weighted average exercise price of $.54.  No stock options were granted to CompCare board of director members or employees during the three months ended September 30, 2008. An aggregate of 120,000 stock options were granted during and the period January 13 through September 30, 2007.

No stock options were exercised during three months ended September 30, 2008 and 2007. During the nine months ended September 30, 2008 and 2007, respectively, 125,000 and 38,000 stock options were exercised, which had total intrinsic values of $50,000 and $13,000, respectively. During the three and nine months ended September 30, 2008, stock options expired or cancelled totaled 13,000 and 283,000 shares, respectively. During the three months ended September 30, 2007 and the period January 13 through September 30, 2007, respectively, 65,000 and 185,000 shares expired or were cancelled. Expiration or cancelled shares were generally due to the recipients’ resignation from CompCare or its board of directors.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model.  CompCare uses historical data to estimate the expected term of the option.  Expected volatility is based on the historical volatility of the CompCare’s traded stock.  CompCare did not declare dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend.  The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant. An aggregate of 120,000 stock options were granted during the period January 13 through September 30, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected volatility	-	110%	125-130%	110%
Risk-free interest rate	-	4.87%	2.59-3.24%	4.87%
Weighted average expected lives in years	-	3.3	5-6	3.3
Expected dividend	-	0%	0%	0%

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

Costs associated with streamlining our operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs.  These initiatives resulted in an overall reduction of 25% to 30% of cash operating expenses from prior levels. In April 2008, we took further action to streamline our operations by reducing total operating costs by an additional 20% to 25%.

During the first, second and third quarters of 2008, we recorded $1.2 million, $1.2 million and $200,000, respectively, in costs associated with actions taken to streamline our operations in 2008. Such one-time costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. We have accounted for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred.

Marketable Securities

Investments include auction rate securities (ARS), U.S. Treasury bills, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets as marketable securities at fair market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Unrealized gains and losses are reported in our consolidated balance sheet within the caption entitled “Accumulated other comprehensive loss” and within comprehensive loss under the caption “other comprehensive loss.” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

As of September 30, 2008 our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Accordingly, we recognized a temporary decline in the fair value of our ARS investments of approximately $1.1 million as of September 30, 2008, based on estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants.

In May 2008, our investment portfolio manager, UBS AG (UBS), provided us with a demand margin loan facility, allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS. In September 2008, we drew down the full amount of availability under the margin loan facility, which amounted to $5.4 million. The loan is subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points.

In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008. See Note 8 - Subsequent Event.

These securities will be analyzed each reporting period for other-than-temporary impairment factors. We may be required to adjust the carrying value of these investments through an impairment charge if any loss is considered to be other than temporary. We believe that we will not require access to the underlying ARS prior to June 2010. Due to the current uncertainty in the credit markets and the terms of the Rights offering with UBS, we have classified the fair value of our ARS as long-term assets as of September 30, 2008.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. In October 2008, FSP FAS 157-3, Fair Value Measurements (FSP FAS 157-3), was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 for our financial assets and liabilities and FSP FAS 157-3 did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

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

The following table summarizes fair value measurements by level at September 30, 2008 for assets and liabilities measured at fair value on a recurring basis:

(In thousands)	Level I	Level II	Level III	Total
Cash and cash equivalents	$13,724	$-	$-	$13,724
Marketable securities:
Variable auction rate securities	-	-	10,408	10,408
Commercial paper	1,400	-	-	1,400
Certificates of deposit	367	-	-	367
Total assets	$15,491	$-	$10,408	$25,899

Warrant liabilities	$-	$1,227	$-	$1,227
Total liabilities	$-	$1,227	$-	$1,227

 Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using assumptions consistent with our application of SFAS 123R. See Warrant Liabilities below.

All of our assets measured at fair value on a recurring basis using significant Level III inputs as of September 30, 2008 were ARS. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the quarterly periods ended March 31, June 30 and September 30, 2008:

(In thousands)	Level III
Balance as of December 31, 2007	$-
Purchases and sales, net	-
Net unrealized losses	(566)
Net realized gains (losses)	-
Transfers in/out of Level III	11,500
Balance as of March 31, 2008	10,934

Purchases and sales, net	-
Net unrealized losses	(210)
Net realized gains (losses)	-
Transfers in/out of Level III	-
Balance as of June 30, 2008	10,724

Purchases and sales, net	-
Net unrealized losses	(316)
Net realized gains (losses)	-
Transfers in/out of Level III	-
Balance as of September 30, 2008	$10,408

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of September 30, 2008 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, we have recorded a temporary decline in the fair value of our ARS investments of approximately $1.1 million as of September 30, 2008. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity. The valuation model also reflected our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions, or until June 2010, and our belief that we have the ability to maintain our investment over that time frame.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 141, Business Combinations (SFAS 141), the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in goodwill that will not be deductible for tax purposes. We believe our association with CompCare creates synergies to facilitate the use of PROMETA treatment programs by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. Accordingly, the resulting goodwill has been assigned to our healthcare services reporting unit. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), goodwill is not amortized, but instead is subject to impairment tests. Goodwill was tested for impairment with no exceptions as of September 30, 2008 and December 31, 2007.

The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
(In thousands)	Healthcare	Health Managed
	Services	Care	Total
Balance as of December 31, 2007	$10,064	$493	$10,557
Additional equity issued to minority
shareholders	(266)	-	(266)
Balance as of September 30, 2008	$9,798	$493	$10,291

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

As of September 30, 2008, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,486	$(1,039)	$3,447	12-18
Managed care contracts	831	(473)	358	3-4
Provider networks, NCQA	1,305	(868)	437	1-3
Balance as of September 30, 2008	$6,622	$(2,380)	$4,242

In accordance with SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets, we performed impairment tests on intellectual property and other intangible assets as of September 30, 2008 and December 31, 2007 and also re-evaluated the useful lives of such intangible assets. We determined that the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.

 Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
2008	$217
2009	$868
2010	$279
2011	$253
2012	$253

CompCare had negative cash flow of $5.2 million during the nine months ended September 30, 2008 and had a working capital deficit of $5.2 million and a stockholders’ deficit of $8.7 million at September 30, 2008. CompCare’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. CompCare’s management has taken action to reduce operating expenses, has requested rate increases from several of its existing clients and is exploring its options to raise additional equity capital, sell all or a portion of its assets, or seek additional debt and financing. We evaluated the carrying values of intangible assets and goodwill related to the CompCare acquisition ($795,000 and $493,000, respectively, as of September 30, 2008) for possible impairment as of September 30, 2008 and we believe there is no impairment. However, we will continue to review these assets for potential impairment each reporting period. An impairment loss would be recognized if and when we conclude that the carrying amounts of such assets exceed the related undiscounted cash flows for the intangible assets and the implied fair value for the CompCare goodwill.

Warrant Liabilities

We have issued warrants in connection with the registered direct placement of our common stock in November 2007 and the amended and restated Highbridge senior secured note in July 2008. The warrants include provisions that require us to record them at fair value as a liability in accordance with EITF 00-19, with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term. The fair value of the warrants issued in connection with the November 2007 direct placement amounted to $2.8 million at December 31, 2007 and was revalued at $513,000 as of September 30, 2008, resulting in a $2.3 million non-operating gain to the statement of operations for the nine months ended September 30, 2008. The classification of the warrants issued in connection with the Highbridge senior secured note was reassessed in accordance with EITF 00-19 and was reclassified from additional-paid-in-capital, and the change in fair value from the issuance date to June 30, 2008 was recognized during the three months ended September 30, 2008, resulting in a $1.3 million non-operating gain. The fair value of the amended and restated warrants amounted to $1.8 million at the date of the amendment, and was revalued at $714,000 as of September 30, 2008, resulting in a $1.1 million non-operating gain to the statement of operations for the three and nine months ended September 30, 2008. See Note 5 - Debt Outstanding. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of the equity of CompCare. As discussed above, we acquired a controlling interest in CompCare as part of our Woodcliff acquisition, and we have the ability to control 48.85% of CompCare’s common stock as of September 30, 2008 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). In addition, we have the ability to appoint a majority of board members through our preferred stock investment. Our ownership percentage as of September 30, 2008 has decreased from 50.25% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 51.15% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses will not be recorded due to the accumulated deficit. The cumulative unrecorded minority stockholders’ interest in net loss amounted to $4.0 million as of September 30, 2008. The minority stockholders’ interest in any future net income will first be credited to goodwill to the extent of the original deficit interest, and will not be recognized in the financial statements until the aggregate amount of such profits equals the aggregate amount of unrecognized losses.

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

In October 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective November 15, 2008. We do not believe that the adoption of SFAS 162 will have a material impact on our financial position, results of operations or cash flows.

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

We evaluate segment performance based on total assets, revenue and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the nine months ended September 30, 2008 and 2007. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007
Behavioral health managed care services (1)
Revenues	$8,400	$9,760	$27,315	$26,525
Income (loss) before provision for income taxes	137	(1,082)	(5,447)	(2,983)
Assets *	5,096	9,936	5,096	9,936

Healthcare services
Revenues	$1,258	$2,260	$5,295	$5,692
Loss before provision for income taxes	(6,412)	(12,740)	(25,609)	(33,808)
Assets *	43,329	33,960	43,329	33,960

Consolidated operations
Revenues	$9,658	$12,020	$32,610	$32,217
Loss before provision for income taxes	(6,275)	(13,822)	(31,056)	(36,791)
Assets *	48,425	43,896	48,425	43,896

* Assets are reported as of September 30.
(1) Results for the nine months ended September 30, 2007 in this segment represent the period January 13 through September 30, 2007.

Note 4.   Major Customers/Contracts

CompCare’s contracts with its customers are typically for initial terms of one year with automatic annual extensions, unless either party terminates by giving the requisite notice.  Such contracts generally provide for cancellation by either party with 60 to 90 days written notice prior to the expiration of the then current terms.

CompCare currently provides behavioral health services to approximately 11,000 members of a Medicare Advantage HMO in the state of Maryland.  CompCare previously served 39,000 of this HMO’s members in Pennsylvania until the contract for the membership in this state ended on July 31, 2008, due to the HMO’s selection of another behavioral health vendor.  Services provided to members in both states accounted for $5.6 million, or 20.5%, of behavioral health managed care revenues for the nine-months ended September 30, 2008. The Pennsylvania contract provided $4.2 million, or 15.4%, of such revenues for the nine months ended September 30, 2008. In August 2008 the client notified CompCare that it had selected the same behavioral health vendor for its

Maryland membership as it had selected for its Pennsylvania membership, and that CompCare’s contract would end on December 31, 2008. Services provided under this contract accounted for $1.4 million, or 5.1% or behavioral health managed care revenues for the nine-months ended September 30, 2008. To offset the loss of this contract, CompCare has increased its sales and marketing efforts, which has increased its prospects for potential new business.

In January 2007, CompCare began providing behavioral health services to approximately 250,000 Indiana Medicaid recipients pursuant to a contract with an Indiana HMO. The contract accounted for approximately $13.3 million, or 49% of behavioral health managed care services revenue for the nine months ended September 30, 2008 and approximately $11.4 million, or 43% of such revenue for the period January 13 through September 30, 2007. Such revenue amounted to 41% and 35% of consolidated revenue for the same periods.  CompCare has been informed that its contract is not going to be renewed and accordingly will end December 31, 2008. As discussed above, CompCare has increased its sales and marketing efforts to offset the loss of contracts, which has increased its prospects for potential new business.

CompCare currently furnishes behavioral healthcare services to approximately 242,000 members of a health plan providing Medicaid, Medicare, and CHIP benefits in Michigan, Texas and California.  Services are provided on a fee-for-service and ASO basis.  The contracts accounted for $2.8 million, or 10.3%, of behavioral health managed care revenues for the nine-months ended September 30, 2008. The health plan has been a customer since June of 2002.  The initial contract was for a one-year period and has been automatically renewed on an annual basis.  Termination by either party may occur with 90 days written notice to the other party.

Note 5.   Debt Outstanding

On July 31, 2008, we amended our senior secured note (the “Note”) with Highbridge International LLC (“Highbridge”) to extend from July 18, 2008 to July 18, 2009 the optional redemption date exercisable by Highbridge for the $5 million remaining under the Note, and remove certain restrictions on our ability to obtain a margin loan on our auction-rate securities.  In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including without limitation the conversion of some or all of our auction-rate securities into cash.  We also granted Highbridge a right of first refusal relating to the disposition of our auction-rate securities, and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share. The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008. Pursuant to EITF 96-19, Debtors’s Accounting for a Modification or Exchange of Debt Instruments, the $1.8 million of incremental cost incurred as a result of the modification, based on the fair value of the warrants on the date of modification, is being treated as a discount to the Note and is being amortized to interest expense over 12 months, until the July 2009 optional redemption date exercisable by Highbridge, using the effective interest method.  The fair value of the amended and restated warrants amounted to $1.8 million at July 31, 2008 and is being accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $714,000 at September 30, 2008, resulting in $1.1 million non-operating gain in the statement of operations. We will continue to re-measure the warrants at fair value each quarter-end until they are completely settled or expire.

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility, allowing us to borrow up to 50% of the market value of our ARS, as determined by UBS. The margin loan facility is collateralized by the ARS. In September 2008, we drew down the full amount of availability under the margin loan facility, which amounted to $5.4 million. The loan is subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points, payable monthly.

On September 3, 2008, CompCare entered into a purchase agreement with an investor, in which it issued 200,000 shares of CompCare common stock and a $200,000 convertible promissory note for an aggregate consideration of $250,000. CompCare intends to use the net proceeds from the sale of the securities for working capital and general corporate purposes. The Note matures August 31, 2011 and bears interest at the rate of 8.5% per annum, payable monthly in arrears. The promissory note is convertible into CompCare common stock at the rate of $0.25 per share.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of September 30, 2008:

(In thousands)
Short-term Debt
Senior secured note due January 2010, interest payable quarterly at prime plus 2.5%,
net of $1,284,000 unamortized discount	$3,716
UBS Margin Loan, payable on demand, interest payable monthly at 30-day LIBOR plus 1%	5,365
Total	$9,081
Long-term Debt
Convertible subordinated debentures due April 2010, interest payable
semi-annually at 7.5%, net of $124,000 unamortized discount (1)	$2,120
Convertible promissory note due August 2011, interest payable
semi-annually at 8.5% (2)	200
Total	$2,320

(1)	At September 30, 2008, the debentures are convertible into 15,873 shares of CompCare common stock at a conversion price of $141.37 per share.
(2)	At September 30, 2008, the promissory note is convertible into 800,000 shares of CompCare common stock at a conversion price of $.25 per share.

Note 6.   Related Party Transactions

One of our Directors is the founder and chief executive officer of a healthcare and policy consulting firm that has previously provided consulting services to us. For the nine months ended September 30, 2007, we paid or accrued $114,000 for such consulting services. No amounts were paid or accrued during the nine months ended September 30, 2008.

Note 7.   Commitments and Contingencies

Relating to CompCare’s major Indiana contract, the client and the state of Indiana are requiring CompCare to reconsider payment of claims billing codes that they previously instructed CompCare to deny.  To reevaluate these claims, CompCare formulated “reconsideration criteria,” which were approved by the client and the state of Indiana.  In September 2008, ComCare was notified by their client that other health care entities may be responsible for these claims.  Due to the uncertainty relating to this matter, CompCare is not able to estimate the amount of claims to be paid, if any, and therefore have made no accrual in the consolidated balance sheet at September 30, 2008.

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

CompCare provided behavioral healthcare services to the members of a Connecticut HMO from 2001 to 2005 under a contract that provided that CompCare would also receive funds directly from a state reinsurance program for the purpose of paying providers.  At September 30, 2008, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services having incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare. In such cases, there are statutory provisions that allow the provider to appeal a denied claim. If no appeal is received by CompCare within the prescribed amount of time, it is probable that CompCare will be required to remit the reinsurance funds back to the appropriate party. Although CompCare believes it has materially complied with applicable federal and state laws related to the reinsurance program, there can be no assurance that a determination that CompCare has violated such laws will not be made, and any such determination would have a material adverse effect on CompCare’s financial position and results of operations.

Note 8.   Subsequent Event

On November 6, 2008, we accepted the UBS “Rights” offering, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS will provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.

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

CompCare Acquisition

Effective January 12, 2007, we acquired a 50.25% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff), which is now at 48.85% as of September 30, 2008. As part of the acquisition, we have obtained anti-dilution protection and the right to designate a majority of the board of directors of CompCare, giving us voting control. Our consolidated financial statements include the business and operations of CompCare subsequent to this date.

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

Operations

Healthcare Services

Under our licensing agreements, we provide physicians and other licensed treatment providers with access to our PROMETA treatment programs, education and training in the implementation and use of the licensed technology and marketing support. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of September 30, 2008, we had 99 licensed commercial sites throughout the United States, a slight decrease from the 101 licensed sites at September 30, 2007. During the three and nine months ended September 30, 2008, 36 and 50 of these sites, respectively, had treated patients, compared to 52 and 62 sites during the same respective periods in 2007.

Managed Medical Practices and Treatment Centers

In December 2005, The PROMETA Center, Inc., a medical professional corporation (now owned by Lawrence Weinstein, M.D., our senior vice president of medical affairs), opened a state-of-the-art outpatient facility in Santa Monica, California, which we built out under a lease agreement. Under the terms of a full business service management agreement, we manage the business components of the medical practice and license the PROMETA Treatment Programs and the use of our trademarks in exchange for management and licensing fees. The practice offers treatment with the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines, as well as medical interventions for other substance dependencies. In January 2007, a second PROMETA Center was opened in San Francisco, which was subsequently closed in January 2008 as part of the effort to steamline our operations. In 2007, we also entered into additional management services agreements with other medical corporations and treatment centers, under similar terms and conditions, including the Murray Hill Recovery Center located in Dallas, Texas. The financial results of  the managed medical practices and treatment centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenue from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 42% and 31%, respectively, of our healthcare services revenue in the three and nine months ended September 30, 2008, compared to 30% and 30%, respectively, during the same periods in 2007.

Research and Development

To date, we have spent approximately $12.2 million related to research and development, including $713,000, $3.0  million, $690,000 and $2.4 million, respectively, in the three and nine months ended September 30, 2008 and 2007, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of the PROMETA Treatment Program in treating alcohol and stimulant dependence. For the remainder of 2008, we plan to spend an additional $300,000 for unrestricted research grants and commercial pilots.

International

In 2007 we have expanded our operations into Europe, with our Swiss foreign subsidiary commencing operations in the first quarter of 2007. Our European operations were further expanded in 2007 to include the treatment of other dependencies; however, we have determined to curtail a majority of these operations because they have not been profitable. Our international operations have accounted for revenue of $198,000, $1.1 million, $522,000 and $874,000, respectively, for the three and nine months ended September 30, 2008 and 2007.

Recent Developments

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

In May 2008, we entered into an agreement with a CIGNA HealthCare affiliate to be reimbursed for providing our PROMETA based substance dependence treatment program in Texas. The program became effective July 1, was initially offered through our managed treatment center in Dallas and is now being expanded into Houston and Los Angeles. The program will not require any significant infrastructure investment by us to support the agreement. Medical and psychosocial treatment is being provided by our licensed providers to CIGNA HealthCare members, and although we anticipate expansion throughout Texas, the clinical and financial impact of the program will be evaluated with the objective of continued expansion beyond Texas.

In January 2008 we streamlined our operations to increase our focus on managed care opportunities, which resulted in an overall reduction of 25% to 30% of cash operating expenses compared to 2007 levels. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, a reduction in outside consultant expense and overall reductions in overhead costs.  One-time costs associated with these actions were approximately $1.2 million and have been recognized as a charge to operating expenses in the statement of operations for the nine months ended September 30, 2008. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center.

In April 2008 we took further action to streamline our operations by reducing total operating costs an additional 20% to 25%. Additional one-time costs associated with these actions were approximately $1.2 million and have been recognized as a charge to operating expenses in the statement of operations for the three and nine months ended September 30, 2008.

Behavioral Health Managed Care Services

Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services.  Approximately $8.2 million and $26.5 million, or 97% and 97% respectively, of CompCare’s revenue for the three and nine months ended September 30, 2008 were derived from capitation arrangements, compared to $9.5 million and $25.7 million, or 97% and 97% respectively, for the three months ended September 30, 2007 and the period January 13 through September 30, 2007. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract amounted to $4.5 million and $13.3 million, respectively, in revenue for the three and nine months ended September 30, 2008, compared to $3.8 million and $10.9 million, respectively, in revenue for the three months ended September 30, 2007 and the period January 13 through September 30, 2007. This contract is anticipated to generate approximately $17 million to $18 million, or approximately 48%, of CompCare’s anticipated annual revenue in 2008.

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

Concentration of Risk

For the nine months ended September 30, 2008, 88%, of revenue in our behavioral health managed care services segment (or 73% of consolidated revenue for the same period) was concentrated in CompCare’s contracts with four health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and children’s health insurance plans. CompCare’s contracts with two of these health plans, constituting 69% of behavioral health managed care operating revenue, will end December 31, 2008. For the period January 13 through September 30, 2007, 87% of revenue (or 72% of consolidated revenue for the nine months ended September 30, 2007) was concentrated in six health plans providing such services. This includes the Indiana Medicaid HMO contract, which represented approximately 49% and 43% of behavioral health managed care services revenue for the nine months ended September 30, 2008 and for the period January 13 through September 30, 2007, respectively (or 41% and 35% of our consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively).  The term of each contract is generally for one year and is automatically renewable for additional one-year periods unless terminated by either party by giving the requisite written notice.  The loss of any one of these clients, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations.

Recent Developments

In October 2008, CompCare was awarded Full Accreditation by the National Committee on Quality Assurance (NCQA).   NCQA accreditation validates that CompCare meets managed behavioral healthcare organization (MBHO) accreditation standards that govern quality improvement, utilization management, provider credentialing, members’ rights and responsibilities, and preventative care.  These standards confirm that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides.  Full Accreditation is granted for a period of three years to those plans that meet the NCQA’s rigorous standards.

In October 2008, CompCare signed a letter of agreement to provide behavioral health and psychotropic pharmaceutical management services for a health plan with approximately 10,000 Medicare members in Puerto Rico.  Services under the contract are expected to generate $1.0 million of annual revenue and will be provided through a newly formed, majority owned subsidiary of CompCare. Managed behavioral health services are expected to begin December 1, 2008 while pharmaceutical management services are anticipated to commence January 1, 2009.

At the end of September 2008, CompCare became aware that its major Indiana client had decided to manage its membership through its own provider delivery system and, consequently, CompCare’s contract will not be renewed beyond its initial two-year term and will end December 31, 2008.  Revenues for this client accounted for $13.3 million, or 48.6% of CompCare’s revenues, for the nine months ended September 30, 2008. To offset the loss of this contract, CompCare has increased its sales and marketing efforts, which has increased its prospects for potential new business.  CompCare’s new contract in Puerto Rico is a result of these efforts and will partially replace the business lost in Indiana.

In August 2008, CompCare’s HMO client in Maryland notified them that their contract for the HMO’s Maryland membership would not be renewed and would end December 31, 2008. Services provided under this contract accounted for approximately $1.4 million, or 5.1% of behavioral health managed care revenues for the nine-months ended September 30, 2008. The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations. As discussed below, CompCare has increased its sales and marketing efforts to offset the loss of contracts.

On June 19, 2008 the court awarded $325,000 in fees and expenses to attorneys for plaintiffs that had filed two class action lawsuits against CompCare in January 2007 seeking to prevent Hythiam from acquiring outstanding common shares it did not own pursuant to a plan of merger between CompCare and Hythiam.  The merger was terminated in May 2007 rendering the lawsuits moot, but plaintiffs’ attorneys’ claims for fees and expenses remained, resulting in the judgment against CompCare for $325,000.  CompCare’s claim for coverage of the judgment by CompCare’s directors’ and officers’ insurance policy was initially denied, necessitating the accrual of $325,000 of expense in the three months ended June 30, 2008. However, CompCare appealed the denial and the insurance carrier agreed to cover the judgment. Accordingly, CompCare has recognized a $300,000 reduction to expense, representing CompCare management’s estimate of the reimbursable amount of the judgment and related legal fees, less the $100,000 policy deductible, which has been previously been paid.

In March 2008, CompCare signed an amendment to its major HMO contract in Indiana, which accounted for approximately 49% of its total revenue for the nine months ended September 30, 2008. Effective January 1, 2008, CompCare became eligible to receive a 15.9% rate increase, or approximately $200,000 per month, subject to meeting monthly performance measures. CompCare met or exceeded all performance measures for the nine months ended September 30, 2008 and, consequently, has received funds representing the rate increase retroactive to January 1, 2008.

In March 2008, a Medicare Advantage health plan client sent CompCare a termination notice relating to the Pennsylvania region, effectively July 31, 2008. Revenues under this contract accounted for $4.2 million, or approximately 16%, of behavioral health managed care services revenue for the nine months ending September 30, 2008. The loss of this client, unless replaced by new business, may require CompCare to delay or reduce operating expenses and curtail its operations. As discussed above, CompCare has increased its sales and marketing efforts to offset the loss of its contracts.

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

CompCare currently depends upon a relatively small number of customers for a significant percentage of behavioral health managed care operating revenue. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on our consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested. There can be no assurance that present or future customers will not terminate their arrangements or significantly reduce the amount of services requested. Any such termination of a relationship or reduction in use of our services would have a material adverse effect on our consolidated results of operations or financial condition (see Note 4 — Major Customers/Contracts).

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

We acquired a controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment. The table below and the discussion that follows summarize our results of consolidated operations and certain selected operating statistics for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Behavioral health managed care services	$8,400	$9,760	$27,315	$26,525
Healthcare services	1,258	2,260	5,295	5,692
Total revenues	9,658	12,020	32,610	32,217

Operating expenses
Behavioral health managed care expenses	7,466	9,373	28,912	25,874
Cost of healthcare services	330	611	1,335	1,370
General and administrative expenses	9,879	11,760	32,449	34,592
Impairment loss	-	2,387	-	2,387
Research and development	713	689	2,986	2,429
Depreciation and amortization	713	673	2,104	1,830
Total operating expenses	19,101	25,493	67,786	68,482

Loss from operations	(9,443)	(13,473)	(35,176)	(36,265)

Interest income	117	271	761	1,179
Interest expense	(707)	(622)	(1,354)	(1,736)
Change in fair value of warrant liabilities	3,758	-	4,713	-
Other non-operating income, net	-	3	-	32
Loss before provision for income taxes	$(6,275)	$(13,821)	$(31,056)	$(36,790)

Summary of Consolidated Operating Results

The loss before provision for income taxes decreased by $7.5 million during the three months ended September 30, 2008 when compared to the same period in 2007, mainly due to the change in fair value of the warrant liability, an impairment loss recognized in 2007 as result of the settlement with XINO Corp., lower operating expense in healthcare services operations and a decrease in the net loss from behavioral health managed care services, partially offset by lower revenues. The $5.7 million decrease in loss before provision for income taxes in the nine months ended September 30, 2008 when compared to the same period in 2007 was mainly due to the change in fair value of the warrant liabilities, the $2.4 million impairment charge and lower operating expense in healthcare services operations, partially offset by an increase in the net loss from behavioral health managed care services and one-time costs incurred from actions taken in both January 2008 and April 2008 to streamline our healthcare services operations. Approximately $137,000 in income before provision for income taxes for the three months ended September 30, 2008 and $5.4 million of the loss before provision for income taxes for the nine months ended September 30, 2008, is attributable to CompCare’s operations and purchase accounting adjustments, compared to losses of $1.1 million and $3.0 million for the same periods in 2007, respectively.

Our healthcare services revenue decreased by $1.0 million for the three months ended September 30, 2008 compared to the same period in 2007, due mainly to a decline in the number of patients treated at our U.S licensed sites and the managed treatment centers, the decision to shut down unprofitable sites in our international operations and a decrease in administrative fees earned from new licensees, partially offset by an increase in other treatments at managed treatment centers. CompCare’s behavioral health managed care revenue decreased compared to 2007 due to the loss of four contracts, partially offset by additional business from existing clients. Healthcare services revenue decreased by $397,000 for the nine months ended September 30, 2008 compared to the same period in 2007, due mainly to a decrease in administrative fees earned from new licensees, a decrease in the number of patients treated at managed treatment centers and a decrease in revenues from third party payers, partially offset by increases in the number of patients treated at U.S. licensed sites, other treatments at managed treatment centers and revenues from international operations. CompCare’s behavioral health managed care revenue increased primarily due to the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007.

Excluding the impact of CompCare, total operating expenses for our healthcare services business for the three months ended September 30, 2008 decreased by approximately $3.8 million when compared to the same period in 2007. This decrease was due mainly to the overall reduction in operating expenses resulting from the streamlining of operations that was initiated in January and April 2008 to increase our focus on managed care opportunities and a $2.4 million impairment charge recognized in 2007, partially offset by an increase in share-based compensation expense. Such operating expenses increased by $3.8 million for the nine months ended September 30, 2008, when compared to the same period in 2007, due to the overall reduction in operating expenses resulting from the streamlining of operations, partially offset by an increase in share-based expense and $2.3 million in one-time costs associated with the streamlining of operations. Total share-based compensation expense, excluding CompCare but including one-time costs associated with streamlining our operations, amounted to $2.8 million and $7.0 million, respectively, for the three and nine months ended September 30, 2008, compared to $556,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2007. The increase in share-based compensation expense was primarily attributable to the 2 million options granted to Hythiam employees during the three months ended March 31, 2008, of which approximately 47% were immediately vested and expensed in the period, and the modification of stock option exercise periods for certain grants to our CEO and certain former board members.

The proceeds attributable to warrants issued in connection with the registered direct stock placement completed in November 2007 and the warrants issued in conjunction with the amended and restated senior secured note are being accounted for as liabilities in accordance with the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 00-19 (EITF 00-19), based on their fair value. The warrant liabilities were revalued at $1.2 million at September 30, 2008, compared to $2.8 million at December 31, 2007, and resulted in a total $4.7 million non-operating gain in the statement of operations for the nine months ended September 30, 2008, including $1.3 million related to the reclassification of the warrants issued in conjunction with the amended and restated senior secured note.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2008	2007	2008	2007
Healthcare services	$(6,412)	$(12,740)	$(25,609)	$(33,808)
Behavioral health managed care services	137	(1,082)	(5,447)	(2,983)
Loss before provision for income taxes	$(6,275)	$(13,822)	$(31,056)	$(36,791)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
(In thousands, except patient treatment data)	September 30,		September 30,
	2008	2007	2008	2007
Revenues
U.S. licensees	$527	$987	$2,513	$2,915
Managed treatment centers (a)	533	676	1,621	1,753
Other revenues	198	597	1,161	1,024
Total revenues	1,258	2,260	5,295	5,692

Operating expenses
Cost of healthcare services	330	611	1,335	1,369
General and administrative expenses
Salaries and benefits	5,297	5,613	16,665	16,669
Other expenses	4,054	4,942	12,801	15,022
Impairment loss	-	2,387	-	2,387
Research and development	713	690	2,986	2,430
Depreciation and amortization	510	432	1,419	1,148
Total operating expenses	10,904	14,675	35,206	39,025

Loss from operations	(9,646)	(12,415)	(29,911)	(33,333)

Interest income	113	227	738	1,066
Interest expense	(637)	(552)	(1,149)	(1,541)
Change in fair value of warrant liability	3,758	-	4,713	-
Loss before provision for income taxes	$(6,412)	$(12,740)	$(25,609)	$(33,808)

PROMETA patients treated
U.S. licensees	93	146	435	393
Managed treatment centers (a)	33	65	117	182
Other	8	56	60	98
	134	267	612	673

Average revenues per patient treated (b)
U.S. licensees	$5,645	$5,065	$5,703	$5,795
Managed treatment centers (a)	9,041	8,678	9,595	8,714
Other	7,781	7,022	8,331	5,542
Overall average	6,609	6,355	6,705	6,548

(a) Includes managed PROMETA Centers.
(b) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenue

Revenue for the three months ended September 30, 2008 decreased $1.0 million compared to the three months ended September 30, 2007. The decrease was primarily attributable to a decline in the number of PROMETA patients treated at our U.S licensed sites and the managed treatment centers, the decision to curtail unprofitable sites in our international operations and a decrease of $246,000 in administrative fees earned from new licensees, all of which was partially offset by a $123,000 increase in other non-PROMETA treatments at managed treatment centers.

The number of PROMETA patients treated at U.S. licensed sites in the three months ended September 30, 2008 decreased to 93 from 146 in the same period in 2007, resulting in a $214,000 decline in revenue, net of the partially offsetting impact of an increase in average revenue per treatment. The number of licensed sites that contributed to revenue also decreased to 36 in the three months ending September 30, 2008 from 52 in the same period in 2007. The number of PROMETA patients treated at managed treatment centers in the three months ended September 30, 2008 decreased to 33 from 65 in the same period in 2007, resulting in a $266,000 decline in revenue, net of the partially offsetting impact of an increase in average revenue per treatment. The decrease in patients treated at managed treatment centers was also due in part to the closing of our PROMETA Center in San Francisco in the first quarter of 2008. The average revenue for patients treated at the managed treatment centers is higher than our other licensed sites due to the consolidation of their gross patient revenue in our financial statements. Other revenues consist of revenue from our international operations and third-party payers. Such revenues decreased by $399,000 in the three months ended September 30, 2008 when compared to the same period in 2007, including a $324,000 reduction due to the decision to curtail unprofitable sites in our international operations and a $75,000 reduction in justice system revenues.

For the nine months ended September 30, 2008, revenue decreased by $397,000 or 7%, compared to the same period last year, mainly due to a $605,000 decrease in administrative fees earned from new licensees, a decrease in the number of patients treated at managed treatment centers and a $95,000 decrease in revenues from third party payers, partially offset by increases in the number of patients treated at U.S. licensed sites, other treatments at managed treatment centers and revenues from international operations. The number of patients treated at managed treatment centers in the nine months ended September 30, 2008 decreased to 117 from 182 in the same period in 2007, resulting in a $463,000 decline in revenue, net of the partially offsetting impact of an increase in average revenue per treatment. The increase in other treatment revenues at managed treatment centers was driven mainly by revenue from the new center in Dallas, Texas, which commenced operations in August 2008. During the nine months ended September 30, 2008, the number of patients treated at U.S. licensed sites increased to 435 from 393 in the same period in 2007, resulting in a $204,000 increase in license fee revenue. The average revenue per treatment remained relatively unchanged between the two periods.  The number of licensed sites contributing to revenue amounted to 50 in the nine months ended September 30, 2008 compared to 62 sites in the same period last year.  Our revenue may be further impacted for the fourth quarter of fiscal year 2008 by market conditions due to the uncertain economy, and also as we maintain our commitment to reduce cash expenditures in components of healthcare services that are revenue generating, but unprofitable.

Operating Expenses

Our total operating expenses decreased by $3.8 million in the three months ended September 30, 2008 compared to the same period in 2007, primarily due to a $3.6 million decrease in general and administrative expenses, a $2.4 million impairment charge in 2007 resulting from a settlement reached with XINO Corporation to release 310,000 shares of our common stock previously issued to XINO in connection with our acquisition of an opiate patent that was never used in our business plan and an increase in costs of healthcare services,  partially offset by a $2.2 million increase in share-based expense. For the nine months ended September 30, 2008, total operating expenses decreased by $3.8 million when compared to the same period in 2007, as the $9.8 million decrease in general and administrative expenses was offset by a $5.0 million increase in share-based expense, $2.3 million incurred for severance and other one-time costs associated with streamlining our operations in 2008 to increase our focus on managed care opportunities and a $556,000 increase in research and development costs. The actions we took to streamline operations included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, and reducing overall overhead costs and the number of outside consultants, all of which resulted in an overall reduction of 25% to 30% of cash operating expenses from prior levels. In April 2008, we took further action to streamline our operations by reducing total operating costs an additional 20% to 25%.

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and the managed treatment centers’ labor costs for physician and nursing staff, continuing care expense, medical supplies and treatment program medicine costs for patients treated at the centers.

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including legal, accounting and audit professional services, support and occupancy costs, other outside services and marketing and advertising. Such expenses for the three and nine month periods ended September 30,

2008 included approximately $2.8 million and $7.0 million, respectively, in share-based expense.  General and administrative expenses for the three and nine month periods ended September 30, 2008 included $200,000 and $2.6 million (including $0 and $596,000 in share based expense), respectively, in one-time costs associated with actions taken to streamline our operations in both January 2008 and April 2008 to increase our focus on managed care opportunities. Such one-time costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. Excluding these one-time costs and share-based expense, general and administrative expenses decreased by approximately $3.6 million and $9.8 million, respectively, during the three and nine month periods ended September 30, 2008 compared to the same periods in 2007, due mainly to a decrease in salaries, benefits and related travel expenses resulting from the impact of reducing the sales and corporate support personnel and outside services for marketing and consultants.

The total number of U.S. personnel has been reduced by 47% from 160 employees at September 30, 2007 to 85 employees at September 30, 2008.

Research and development expense increased by $23,000 and $556,000, respectively, for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to increases in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA Treatment Programs.  We plan to spend approximately $300,000 for the remainder of 2008 for such studies.

Interest Income

Interest income for the three and nine month periods ending September 30, 2008 decreased compared to the same periods in 2007 due to decreases in the invested balance of marketable securities and in average investment yields.

Interest Expense

Interest expense primarily relates to the senior secured note issued on January 17, 2007 to finance the CompCare acquisition, with a current principal balance of $5.0 million at September 30, 2008, accrued at a rate equal to prime plus 2.5%. The increase in interest expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 resulted mainly from the impact of the amendment to the senior secured note in July 2008, partially offset by the $5 million redemption on November 7, 2007, that was completed in conjunction with the registered direct placement that closed on that date. Additionally, interest rates have declined between the 2008 and 2007 periods, further offsetting the increase. For the three and nine months ended September 30, 2008 and 2007, interest expense includes $523,000, $784,000, $270,000 and $751,000, respectively, in amortization of the discount related to the senior secured note.

Change in fair value of warrant liability

We issued 5-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million and were accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $2.8 million at December 31, 2007 and $513,000 at September 30, 2008, resulting in a $2.3 million non-operating gain to the statement of operations for the nine months ended September 30, 2008. Additionally, the amended and restated warrants issued in conjunction with the modification of the Highbridge senior secured note have also been accounted for in accordance with EITF 00-19. The classification of the warrants issued in connection with the Highbridge senior secured note was reassessed in accordance with EITF 00-19 and was reclassified from additional-paid-in-capital, and the change in fair value from the issuance date to June 30, 2008 was recognized during the three months ended September 30, 2008, resulting in a $1.3 million non-operating gain. The warrants were valued at $1.8 million on the date of issuance and revalued at $714, 000 as of September 30, 2008, resulting in a $1.1 million non-operating gain to the statement of operations for the three and nine months ended September 30, 2008. We will continue to mark these warrants to market value each quarter-end until they are completely settled.

Behavioral Health Managed Care Services

The following table summarizes the operating results for behavioral health managed care services for the nine months ended September 30, 2008 and the period January 13 through September 30, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments.

				For the period
			Nine Months	January 13
	Three Months Ended		Ended	through
(Dollar amounts in thousands)	September 30,		September 30,	September 30,
	2008	2007	2008	2007
Revenues
Capitated contracts	$8,161	$9,470	$26,506	$25,715
Non-capitated contracts	239	290	809	810
Total revenues	8,400	9,760	27,315	26,525

Operating expenses
Claims expense	6,050	7,700	23,950	21,241
Other behavioral health managed care services expenses	1,416	1,674	4,962	4,633
Total healthcare operating expense	7,466	9,374	28,912	25,874
General and administrative expenses	528	1,205	2,983	2,902
Depreciation and amortization	203	241	685	682
Total operating expenses	8,197	10,820	32,580	29,458

Income (loss) from operations	203	(1,060)	(5,265)	(2,933)

Interest income	4	44	23	112
Interest expense	(70)	(69)	(205)	(194)
Other non-operating income, net	-	3	-	32
Income (loss) before provision for income taxes	$137	$(1,082)	$(5,447)	$(2,983)

Total membership	937,512	1,133,000	937,512	1,133,000
Medical Loss Ratio (1)	74.1%	81.3%	90.4%	82.6%

(1) Medical loss ratio reflects claims expenses as a percentage of revenues of capitated contracts.

Revenue

Operating revenues from capitated contracts decreased $1.3 million, or approximately 14%, to $8.2 million for the three months ended September 30, 2008 compared to $9.5 million for the same period in 2007. The decrease is attributable to the loss of four contracts accounting for $2.2 million of business in Pennsylvania, Texas and Indiana, partially offset by increased business from five clients in Indiana, Maryland, Texas and Michigan accounting for approximately $0.9 million of revenue.  Non-capitated revenue decreased $51,000, or approximately 18%, to $239,000 for the three months ended September 30, 2008, compared to $290,000 for the three months ended September 30, 2007.

Operating revenues from capitated contracts increased $791,000, or approximately 3%, to $26.5 million for the nine months ended September 30, 2008 compared to $25.7 million for the period January 13, 2007 to September 30, 2007.  The change is primarily attributable to twelve fewer days in the 2007 period, accounting for approximately $1.1 million, and $4.2 million of additional business from four existing customers in Pennsylvania, Maryland, Michigan, Texas and Indiana, partially offset by the loss of three clients in Indiana and Texas accounting for approximately $4.1 million of revenue, as well as a decrease in revenues from one customer in Texas accounting for approximately $258,000. Non-capitated revenue for the nine months ended September 30, 2008 was similar to that earned in the period January 13, 2007 to September 30, 2007.

Operating Expenses

Claims expense on capitated contracts decreased by approximately $1.7 million or 21% for the three months ended September 30, 2008 when compared to the same period in 2007, due to lower capitated revenues.  Claims expense as a percentage of capitated revenue decreased from 81.3% for the three months ended September 30, 2007 to 74.1% for the three months ended September 30, 2008 due to seasonal fluctuations in medical loss ratios. For the nine months ended September 30, 2008, claims expense on capitated contracts increased by approximately $2.7 million when compared to the period January 13 through September 30, 2007 due to higher medical loss ratios related to clients in Indiana, Pennsylvania, and Maryland, and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007.

Other healthcare operating expenses, attributable to servicing both capitated contracts and non-capitated contracts, decreased $258,000, or approximately 15%, due primarily to the elimination of temporary personnel services as well as a general reduction in the number of employees during the current quarter.  In addition, the premium deficiency loss reserve related to the large Indiana HMO contract that was established at June 30, 2008 was reduced by $65,000. The premium deficiency loss reserve was originally determined to be $300,000, resulting from the present value of future benefits payments and healthcare expenses being greater than the present value of expected future premiums for the remaining period of the contract, which terminates December 31, 2008.  Such expenses, increased $329,000, or approximately 7%, for the nine months ended September 30, 2008 when compared to the period January 13 through September 30, 2007, due primarily to the net premium deficiency loss reserve of  $235,000 established for the large Indiana HMO contract.

General and administrative expenses decreased by $677,000, or approximately 56%, for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007. The change is primarily attributable to a reduction in legal fees of $266,000 and the recognition in the three months ended September 30, 2007 of $416,000 in severance costs incurred as a result of the retirement of CompCare’s former CEO, which reflects two years of base salary pursuant to a change in control provision in her employment agreement. General and administrative expense as a percentage of operating revenue decreased from 12.3% for the three months ended September 30, 2007 to 6.3% for the three months ended September 30, 2008. For the nine months ended September 30, 2008, general and administrative expenses increased by $81,000, or approximately 3%, for the nine months ended September 30, 2008 when compared to the period January 13, 2007 to September 30, 2007. The increase is primarily due to twelve fewer days in the comparative period January 13, 2007 to June 30, 2007, increased consulting fees of $232,000 for compliance and information system management services, $80,000 in additional compensation expense from stock options due to option grants subsequent to September 30, 2007, and increased financial advisory fees of $46,000. These increases were offset by a $276,000 reduction in salaries expense, mainly from the impact of the $416,000 in severance costs from the retirement of CompCare’s former CEO in the prior year. General and administrative expense as a percentage of operating revenue was 10.9% for the nine months ended September 30, 2008 and the period January 13, 2007 to September 30,  2007.

Depreciation and amortization for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 13 through September 30, 2007 includes $164,000, $566,000, $203,000 and $574,000, respectively, of amortization related to purchase accounting adjustments for the fair value attributed to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.

Interest Income

Interest income for the three and nine month periods ending September 30, 2008 decreased compared to the same periods in 2007 due to decreases in the invested balance of marketable securities and in average investment yields.

Interest Expense

Interest expense relates to the $2.0 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $21,000, $63,000, $21,000 and $57,000, respectively, of amortization related to the purchase price allocation adjustment resulting from the CompCare acquisition for the three and nine months ended September 30, 2008, the three months ended September 30, 2007 and the period January 13 through September 30, 2007.

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
		$150.0

As of September 30, 2008, we had a balance of approximately $15.5 million in cash, cash equivalents and marketable securities, of which approximately $1.1 million is held by CompCare. In addition, we had approximately $10.4 million (net of $1.1 million unrealized loss) of auction rate securities (ARS), which are classified in long-term assets as of September 30, 2008. ARS are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. We believe that we ultimately should be able to liquidate all of our ARS investments without significant loss because the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government.  However, current conditions in the ARS market make it likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on the foregoing, management believes at the current time that its ARS investments most likely cannot be sold at par within the next 12 months.  Therefore, we have classified the ARS investments in long-term assets at September 30, 2008. While these failures in the auction process and market conditions have affected our ability to access these funds in the near term, we do not believe that we will need to liquidate the securities before we are able to recover full value for them.  However, if current market conditions deteriorate further, the Company may be required to record additional unrealized losses. Additionally, if the credit rating of the ARS issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to adjust the carrying value of the ARS through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.

In May 2008, we obtained a demand margin loan facility from our investment portfolio manager, UBS AG (UBS), allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS. In September 2008, we drew down the full amount available under the margin loan facility, which amounted to $5.4 million. The loan is subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points. In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS.  However, as discussed below, we granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note.  The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008.

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, which resulted in an overall reduction of 25% to 30% of cash operating expenses from prior levels. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco and reducing overall overhead costs and the number of outside consultants. In April 2008 we continued to streamline our operations by reducing future monthly costs an additional 20% to 25% compared to the three months ended March 31, 2008. We recorded approximately $1.2 million, $1.2 million and $200,000 in one-time costs associated with these actions during the three months ended March 31, June 30 and September 30 of 2008, respectively. Such costs primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center. All such costs are included in general and administrative expenses in the statement of operations.

The significant cost reductions already implemented are expected to reduce our cash expenditures significantly for 2008 compared to 2007. Following the streamlining actions taken in January 2008 and April 2008, our cash operating expenditures were $6.9 million in three months ended September 30, 2008, compared to an average of $11.5 million per quarter in 2007, including research and development costs, but excluding costs incurred by our consolidated subsidiary, CompCare. We plan to reduce cash operating expenditures to $5.3 million in the fourth quarter of 2008 and have initiated an additional $10 million reduction in cash operating expenses from the current expenditure level, resulting in total budgeted operating costs of approximately $17 million in 2009.  We define cash expenditures as the net change in our cash, cash equivalents and marketable securities, plus revenues for the period (excluding equity or financing transactions).

CompCare had negative cash flow of $5.2 million during the nine months ended September 30, 2008, mainly attributable to payment of claims on its Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members.  Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from the large Indiana HMO client, which was received in October 2008. In addition, approximately $700,000 in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007 and a contractually required severance payment of $416,000 was made to CompCare’s former chief executive officer. In September 2008 private placements of CompCare common stock were completed generating $125,000 in cash proceeds and a convertible promissory note was issued in the amount of $200,000, providing additional funds for working capital purposes. Other cash flows from financing activities consist of repayment of capital lease debt of $41,000. CompCare had a working capital deficit of $5.2 million and a stockholders’ deficit of $8.7 million at September 30, 2008. During June and July of 2008, CompCare reduced its usage of consultants and temporary employees as well as eliminated certain permanent staffing positions.  In addition CompCare implemented a 10% salary reduction for employees at the vice president level and above and has reduced outside directors fees by 10%. CompCare has also requested rate increases from several of its existing clients. A significant portion of the reduction in CompCare’s cash position is attributable to the large Indiana contract, which ends December 31, 2008. To reduce the claim expenses of this contract, CompCare has implemented additional utilization and case management procedures. CompCare is also in the process of negotiating a rate increase with this client. If the rate increase is realized CompCare would also receive a lump sum payment to offset past contract expenses. CompCare’s management believes the combination of the rate increase and lump sum payment would provide sufficient cash to cover the claims run-out after the contract ends. We can provide no assurance that CompCare will be successful in its negotiations with this client. If CompCare is unsuccessful, it will need to raise additional equity capital or seek additional debt financing to fund the claims run-out from this contract.

In the nine months ended September 30, 2008, we expended approximately $940,000 in capital expenditures for the development of our information systems and other equipment needs. We expect our capital expenditures to be approximately $100,000 for the remainder of 2008. Capital spending by CompCare for the remainder of 2008 is not expected to be material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

We expect to continue to incur negative cash flows and net losses for at least the next twelve months. Based upon our current projections, including anticipated revenue, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements for at least the next 15 months or, if sooner, until we generate positive cash flows. Our ability to meet our obligations as they become due and payable will depend on our ability to maintain or further reduce operating expenses, increase revenue, sell securities, borrow funds or some combination thereof. We may also seek to raise additional capital through public or private financing in order to increase the amount of our cash reserves on hand. We may not be successful in raising necessary funds on acceptable terms, or at all.  If this occurs, and we do not or are unable to borrow funds or sell additional securities, we may be unable to meet our cash obligations as they become due and we may be required to delay or further reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

In January 2007, to finance the Woodcliff acquisition, we entered into a Securities Purchase Agreement pursuant to which we sold to Highbridge International LLC (Highbridge) (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to 249,750 shares of our common stock (adjusted to 285,185 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, with interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, with an option for Highbridge to demand redemption of the Notes beginning on July 18, 2008.

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

We redeemed $5 million in principal related to the senior secured note on November 7, 2007 in conjunction with the registered direct placement. As of September 30, 2008 the remaining principal balance on this debt is $5.0 million. On July 31, 2008, we amended our senior secured note with Highbridge to extend from July 18, 2008 to July 18, 2009 the optional redemption date exercisable by Highbridge for the $5 million remaining under the senior secured note, and remove certain restrictions on our ability to obtain a margin loan on our auction-rate securities.  In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including without limitation the conversion of some or all of our auction-rate securities into cash.  We also granted Highbridge a right of first refusal relating to the disposition of our auction-rate securities, and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share.  The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008.

The acquisition of Woodcliff and a controlling interest in CompCare is not expected to require any material amount of additional cash investment or expenditures by us in 2008, other than expenditures expected to be made by CompCare from its existing cash reserves and cash flow from its operations.

The unpaid claims liability for managed care services is estimated using an industry-accepted actuarial paid completion factor methodology and other statistical analyses.  These estimates are subject to the effects of trends in utilization and other factors.  Any significant increase in member utilization that falls outside of our estimations would increase healthcare operating expenses and may impact the ability for these plans to achieve and sustain profitability and positive cash flow. Although considerable variability is inherent in such estimates, we believe that the unpaid claims liability is adequate. However, actual results could differ from the $6.4 million claims payable amount reported as of September 30, 2008.

CompCare as a Going Concern

As of October 31, 2008, CompCare had net cash on hand of approximately $1.1 million.  Excluding non-current accrued liability payments, CompCare’s current plans call for expending cash at a rate of approximately $300,000 to $400,000 per month, which raises substantial doubt about CompCare's ability to continue as a going concern.  At presently anticipated rates, CompCare will need to obtain additional funds within the next two to three months to avoid ceasing or drastically curtailing its operations.  If CompCare is not able to obtain a rate increase or significant additional payments from their major Indiana client within that time frame, it is likely CompCare will need to raise additional equity capital, sell all or a portion of their assets, or seek additional debt financing to fund their operations during the fourth quarter of 2008.  There can be no assurance that CompCare will be successful in its efforts to obtain a rate increase from its major Indiana client; generate, increase, or maintain revenue; or raise additional capital on terms acceptable to it, or at all, or that CompCare will be able to continue as a going concern.  We are under no obligation to provide CompCare with any form of financing, and we do not currently anticipate making an additional cash investment in CompCare. CompCare’s board of directors’ special committee, currently comprised solely of independent directors, together with professional advisors, has been evaluating and pursuing available strategic alternatives for enhancing stockholder value, including a possible sale of CompCare.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.   As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2008 (in thousands):

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Debt obligations, including interest	$13,637	$10,992	$2,645	$-	$-
Claims payable (1)	6,371	6,371	-	-	-
Reinsurance claims payable (2)	2,526	-	2,526	-	-
Capital lease obligations	396	206	186	4	-
Operating lease obligations (3)	2,906	1,237	1,603	66	-
Contractual commitments for clinical studies	2,953	2,953	-	-	-
	$28,789	$21,759	$6,960	$70	$-

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2008, we had no off-balance sheet arrangements.

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

Under CompCare’s major Indiana HMO contract, approximately $200,000 of monthly revenue is dependent on CompCare’s satisfaction of various monthly performance criteria and is recognized only after verification that the specified performance targets have been achieved.

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

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. Other than the major Indiana HMO contract, which was determined to be a loss contract at June 30, 2008, we did not identify any additional contracts for which it is probable that a loss will be incurred during the remaining contract term during the three months ended September 30, 2008.  Of the $300,000 reserve established for the Indiana contract at June 30, 2008, $235,000 remains at September 30, 2008 as a reserve for the remainder of the contract, which terminates December 31, 2008.

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

At September 30, 2008, CompCare’s management determined its best estimate of the accrued claims liability to be $6.4 million. Approximately $3.0 million of the accrued claims payable balance at September 30, 2008 is attributable to the major HMO contract in Indiana that started January 1, 2007.

Accrued claims payable at September 30, 2008 comprises approximately $1.8 million liability for submitted and approved claims, which had not yet been paid, and a $4.6 million accrued liability for IBNR claims.

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

A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at September 30, 2008 could increase or decrease CompCare’s claims expense by approximately $130,000.

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

CompCare had negative cash flow of $5.2 million during the nine months ended September 30, 2008 and had a working capital deficit of $5.2 million and a stockholders’ deficit of $8.7 million at September 30, 2008. CompCare’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. CompCare’s management has taken action to reduce operating expenses, has requested rate increases from several of its existing clients and is exploring its options to raise additional equity capital, sell all or a portion of its assets, or seek additional debt and financing. We have evaluated the carrying values of intangible assets and goodwill related to the CompCare acquisition ($795,000 and $493,000, respectively, as of September 30, 2008) for possible impairment as of September 30, 2008 and we believe there is no impairment. However, we will continue to review these assets for potential impairment each reporting period. An impairment loss would be recognized if and when we are able to conclude that the carrying amounts of such assets exceed the related undiscounted cash flows for intangible assets and the implied fair value for the CompCare goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  In February 2008, FSP FAS 157-2, Effective Date of FASB Statement No. 157 was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the standard will have on our consolidated financial statements. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows.

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

In October 2008, the FASB issued FASB Staff Position FAS No. 157-3, Fair Value Measurements (FSP FAS 157-3), which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our financial position, results of operations or cash flows.

Recently Issued

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, Business Combinations, which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We will adopt this statement as of January 1, 2009. We are currently evaluating the impact SFAS 141(R) will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. The adoption of SFAS 160 is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 will become effective November 15, 2008. We do not believe that the adoption of SFAS 162 will have a material impact on our financial position, results of operations or cash flows.

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

As of September 30, 2008, we had a balance of approximately $15.5 million in cash, cash equivalents and marketable securities, of which approximately $1.1 million is held by CompCare. In addition, we had approximately $10.4 million (net of $1.1 million unrealized loss) of auction rate securities (ARS), which are classified in long-term assets as of September 30, 2008. ARS are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. We believe that we ultimately should be able to liquidate all of our ARS investments without significant loss because the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government.  However, current conditions in the ARS market make it likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on the foregoing, management believes at the current time that its ARS investments most likely cannot be sold at par within the next 12 months.  Therefore, we have classified the ARS investments in long-term assets at September 30, 2008. While these failures in the auction process and market conditions have affected our ability to access these funds in the near term, we do not believe that we will need to liquidate the securities before we are able to recover full value for them.  However, if current market conditions deteriorate further, the Company may be required to record additional unrealized losses. Additionally, if the credit rating of the ARS issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to adjust the carrying value of the ARS through impairment charges recorded in the consolidated statement of operations, and any such impairment adjustments may be material.

In May 2008, we obtained a demand margin loan facility from our investment portfolio manager, UBS AG (UBS), allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS. In September 2008, we drew down the full amount available under the margin loan facility, which amounted to $5.4 million. The loan is subject to a rate of interest equal to the prevailing 30-day LIBOR rate plus 100 basis points. In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS.  However, as discussed below, we granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note.  The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008.

Investments in both fixed rate and floating rate interest earning instruments, not including the ARS, carry a degree of interest rate risk arising from changes in the level or volatility of interest rates. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. The market risk associated with our investments in debt securities, other than the ARS, as discussed above, is substantially mitigated by the frequent turnover of our portfolio.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.   There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2007, filed on March 17, 2008, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. As of September 30, 2008, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2008, we issued 52,500 shares of common stock to a consultant providing investor relations services valued at approximately $139,000. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

Item 5.	Other Information

Item 1.01 Entry into a Material Definitive Agreement

On November 6, 2008, we accepted a “Rights” offering from UBS AG (UBS), pursuant to which we are entitled to sell to UBS all auction rate securities (ARS) held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS will provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.

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

You should understand that the following important factors, in addition to those discussed above and in the “Risk Factors” could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the anticipated results of clinical studies on our treatment programs, and the publication of those results in medical journals
●	plans to have our treatment programs approved for reimbursement by third-party payers
●	plans to license our treatment programs to more healthcare providers
●	marketing plans to raise awareness of our PROMETA treatment programs
●	anticipated trends and conditions in the industry in which we operate, including our future operating results, capital needs, and ability to obtain financing
●	CompCare’s ability to estimate claims, predict utilization and manage its contracts

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

HYTHIAM, INC.
Date: November 10 2008	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2008	By:	s/ CHUCK TIMPE
Chuck Timpe
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2008	By:	s/ MAURICE HEBERT
Maurice Hebert
Corporate Controller (Principal Accounting Officer)