Form 10-K
period 2008-12-31
HYTHIAM INC
filed 2009-03-31
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of ‘‘accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $95,234,000 based on the $2.42 closing price on the NASDAQ Global Market on that date. This amount excludes the value of $36,743,000 shares of common stock directly or indirectly held by the registrant’s affiliates.

As of March 26, 2009, there were 55,074,047 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders, scheduled for June 19, 2009, are incorporated by reference into Part III of this report.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2008

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

ITEM 1.                  BUSINESS

Overview

We are a healthcare services management company, providing through our Catasys™ subsidiary behavioral health management services for substance abuse to health plans.  Catasys is focused on offering integrated substance dependence solutions, including our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers that offer the PROMETA Treatment Program, as well as other treatments for substance dependencies. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs.

In January 2009, we sold our interest in Comprehensive Care Corporation (CompCare), a behavioral health managed care company, in which we had acquired a majority controlling interest in January 2007.  Additionally, we entered into an administrative services only (ASO) agreement with CompCare to provide administrative services including case management and authorization services in support of autism and attention deficit hyperactivity disorder (ADHD) specialty behavioral health products that will be offered through Catasys.  As part of our effort to develop additional specialty behavioral health products for Catasys, we are continuing to focus on smaller populations that incur disproportionately higher costs, and that payors have difficulty addressing.

Catasys’s integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

Our unique PROMETA Treatment Program is designed for use by health care providers seeking to treat individuals diagnosed with dependencies to alcohol, cocaine or methamphetamine, as well as combinations of these drugs.  The PROMETA Treatment Program includes nutritional supplements, FDA-approved oral and IV medications used off-label and separately administered in a unique dosing algorithm, as well as psychosocial or other recovery-oriented therapy chosen by the patient and his or her treatment provider.  As a result, our PROMETA Treatment Program represents an innovative approach to managing substance dependence designed to address physiological, nutritional and psychosocial aspects of the disease, and are thereby intended to offer patients an opportunity to achieve sustained recovery.

We have been unprofitable since our inception in 2003 and expect to continue to incur operating losses for at least the next twelve months.  However, we believe our operating losses will decrease and we will achieve positive cash flows within the next two years as we begin to sign contracts with managed care organizations for our Catasys products and the number of covered lives increases.  Accordingly, our historical operations and financial information are not necessarily indicative of future operating results, financial condition or ability to operate profitably as a commercial enterprise.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Additional clinical studies are underway to evaluate our PROMETA Treatment Program and confirm initial studies and reports from physicians using them in their practices. The medications used in the PROMETA Treatment Program are FDA approved for uses other than treating dependence on alcohol, cocaine or methamphetamine. Therefore, the risks and benefits of using those medications to treat dependence on those substances have not been evaluated by the FDA, which may not find them to be sufficiently safe or effective. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA Treatment Program. Only a treating physician can determine if the PROMETA Treatment Program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A Risk Factors.

Substance Dependence as a Disease

Scientific research indicates that not only can drugs interfere with normal brain functioning, but they can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment is often necessary to end this physiologically-based compulsive behavior. We believe that addressing the physiological basis of substance dependence as part of an integrated treatment program will improve clinical outcomes, reduce the cost of treating dependence, and reduce the cost to society by decreasing related criminality and violence, therefore mitigating the costs associated with high risk behavior.

Alcohol

The Centers for Disease Control and Prevention rank alcohol as the number three preventable cause of death in the United States, with 85,000 deaths annually. According to NIAAA, 47.5% of all deaths due to liver cirrhosis are alcohol related, with most of these deaths occurring in people 40 to 65 years old. One study found that 20-37% of all emergency room trauma cases involve alcohol use (Roizen, J., Alcohol and Trauma, 1988). Another found that 46% of asymptomatic alcoholic men exhibited evidence of cardiomyopathy (Rubin, E., The Effects of Alcoholism on Skeletal and Cardiac Muscle, 1989).

The consequences of alcoholism and alcohol abuse affect most American families. One study estimated that 20-25% of all injury-related hospital admissions are the result of alcoholism or alcohol problems (Waller J., Diagnosis of Alcoholism in the Injured Patient, 1988). According to a 2003 report by the National Commission Against Drunk Driving, over 250,000 Americans were injured in alcohol-related traffic crashes, resulting in 17,000 fatalities in 2002. According to a 2005 report by the National Highway Traffic Safety Administration, alcohol-related motor vehicle crashes accounted for 39% of all traffic fatalities in 2004.

Methamphetamine

According to a National Institute on Drug Abuse (NIDA) report “Methamphetamine: Abuse and Addiction” (January 2002), the effects of methamphetamine use can include memory loss, aggression, psychotic behavior, and heart and brain damage. Methamphetamine is highly addictive and users trying to abstain from use may suffer withdrawal symptoms that include depression, anxiety, fatigue, paranoia, aggression, and intense cravings for the drug. Chronic methamphetamine use can cause violent behavior, anxiety, confusion, and insomnia. Users can also exhibit psychotic behavior including auditory hallucinations, mood disturbances, delusions, and paranoia, possibly resulting in homicidal or suicidal thoughts. According to NIDA’s report “Methamphetamine Abuse Linked to Long-Term Damage to Brain Cells” (March 2000), use of methamphetamine can cause damage to the brain that is still detectable months after the use of the drug. The damage to the brain caused by methamphetamine use appears similar to damage caused by Alzheimer’s disease, stroke and epilepsy.

Cocaine and Crack Cocaine

Cocaine and crack cocaine use are societal problems that place a heavy load upon our criminal justice system. According to a Bureau of Justice Statistics Bulletin, “Prisoners in 2006,” published in December 2007, 53% of the 176,000 federal prisoners and 20% of the 1.3 million state prisoners were convicted of drug offenses. The National Institute of Justice reports that over 30% of all arrestees in 2003 tested positive for crack or powder cocaine.

The consequences of cocaine and crack use extend beyond the criminal justice system. NIDA reports the medical complications of cocaine use can include heart arrhythmias and heart attacks, chest pain, respiratory failure, strokes, seizures and headaches, as well as abdominal pain and nausea. NIDA also notes that there have been no medications available to treat cocaine dependence.

Our Market

Substance Dependence

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2007, an estimated 22.3 million Americans aged 12 and older were classified with substance dependence or abuse, of which only 2.4 million received treatment at a specialty substance abuse facility, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services. Furthermore, according to the survey, approximately 13 million Americans age 12 and older are reported as having tried methamphetamine, and, according to its 2006 survey, the percentage of methamphetamine use characterized as abuse or dependence increased 57% from 2002 to 2005. Findings from the Treatment Episode Data Set (TEDS) Highlights – 2006 published by SAMHSA’s Office of Applied Studies show that the proportion of admissions for primary abuse of methamphetamine as a percent of substance abuse treatment admissions increased from 2.5% in 1996 to 8.3% in 2006.

Summarizing data from the Office of National Drug Control Policy (ONDCP) and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $365 billion annually in the U.S., including $42 billion in healthcare costs and approximately $262 billion in productivity losses. Despite these staggering figures, it is a testament to the unmet need in the market that only a small percentage of those who need treatment actually receive help. Traditional treatment methods are often not particularly effective, especially when it comes to those who are dependent on stimulants.

There are over 13,000 facilities reporting to SAMHSA that provide substance dependence treatment on an inpatient or outpatient basis. Historically, the disease of substance dependence has been treated primarily through behavioral intervention, with fairly high relapse rates. SAMHSA’s TEDS 2005 report states that in 2005 only 71% of those treated for alcoholism and 57% of those treated for cocaine completed detoxification, and that alcohol and cocaine outpatient treatment completion rates were only 47% and 24%, respectively.

The stigma of substance abuse, with its lack of effective treatment options and high cost, has meant that few if any healthcare plans, third-party payors or employers know how to grapple with this significant health issue.  This leaves a largely untreated or under-treated substance dependent population for a payor.  Impediments to treatment are often the result of behavioral health units being carved out of the medical division of commercial healthcare plans, thereby creating a non-integrated treatment approach.

Pharmacological options for alcohol dependence exist and a number of pharmaceutical companies have introduced or announced drugs to treat alcohol dependence. These drugs may require chronic or long-term administration. In addition, several of these drugs are generally not used until the patient has already achieved abstinence, are generally administered on a chronic or long-term continuing basis, and do not represent an integrated treatment approach to addiction. We believe PROMETA can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can also complement other existing treatments. As such, our treatment programs offer a potentially valuable alternative or addition to traditional treatment methods.

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

The true impact of substance dependence is often under-identified by organizations that provide healthcare benefits. The reality is that substance dependent individuals:

●	Are prevalent in any organization

●	Cost health plans a disproportionate amount of money

●	Stay in health plans comparably as long as members without substance dependence

●	Have higher rates of absenteeism and lower rates of productivity

●	Who have co-morbid medical conditions incur increased costs for the treatment of these conditions compared to a non-substance dependent population

When considering substance dependence-related costs, many organizations only look at direct treatment costs–usually behavioral claims.  The reality is that substance dependent individuals generally have overall poorer health and lower compliance, which leads to more expensive treatment for related, and even seemingly unrelated, co-occurring medical conditions. In fact, of total healthcare claims costs associated with substance dependence populations, only 6% are behavioral health, while 94% are medical claims, according to our research.

Currently, there are approximately 191 million lives in the United States covered by various managed care programs, including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.   Each year, approximately 1.93% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific plans depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared to an average of $3,250 for a commercial non-substance dependent member, according to our research.

In October 2008, the Wellstone and Domenici Mental Health Parity and Addiction Equity Act was passed as part of the nation’s Troubled Assets Relief Program (TARP) financial bail-out package.  The bill requires that behavioral coverage be no less favorable than medical coverage, which is expected to increase utilization of mental health services, causing health plans’ costs to rise.   The impact on commercial plans with high-cost substance dependent members will be significant.  The increased costs will be most acute for members who recur frequently throughout the health plan system and whose substance dependence increases the cost of any co-existing disorders.  We expect that this parity bill and the continuing difficult economic environment will heighten commercial plans’ interest in programs that can lower their cost and increase their interest in seeking solutions.

Autism and ADHD

The Autism Society of America estimates that 1 in 150 children are autistic, and with growth rates of 10-17% per year and annual direct treatment costs of up to $50,000 per child, autism is one of the fastest-growing developmental disabilities.  A recent study indicated that the economic costs associated with autism are approximately $35 billion dollars annually, and do not include the myriad challenges that parents encounter in helping their child cope with the condition.  Autistic children typically struggle with social interaction, display difficulty in communication and may demonstrate repetitive behaviors or focus on obsessive interests.  Many health care professionals and organizations focused on autism awareness recommend early, individualized intervention to treat autism.  Parents of autistic children may be presented with numerous treatment alternatives from speech therapy to self-help services.  Because autism is so unique, it typically requires a care plan tailored to a child’s specific needs, and parents are often seeking guidance on where to begin and how to access services.

The recently passed federal parity law is also expected to have a significant impact on health plans currently mandated to provide autism coverage.  Numerous well-funded organizations are lobbying to expand autism coverage mandates throughout all 50 states.  The anticipated cost increases due to parity and state mandated coverage are creating a need for health plans to focus on managing autism and other costly disorders by launching cost-effective and integrated medical and behavioral programs that improve patient care.

ADHD is typically characterized by an individual’s inattention and hyperactivity-impulsivity, and diagnosis of ADHD usually involves a comprehensive and thorough evaluation conducted by trained professionals using accepted diagnostic interview techniques.  Treatment pathways include support and education of parents, behavioral therapy and pharmacological treatment—primarily psychostimulants.  Health plans currently spend substantial amounts on pharmaceutical costs, and would significantly benefit from care management programs that improve patient care and help control costs.

Our Solution: Catasys and the PROMETA Treatment Program

We are in a position to respond to a largely unmet need in the healthcare industry by offering an innovative and integrated substance dependence treatment solution in an effort to reduce overall medical costs, improve clinical outcomes and improve quality of care for patients.  People suffering from alcohol and drug dependence have a clinical disease, but are often characterized as having a social disorder or a lack of self-discipline.  In this context, traditional treatment approaches have generally focused on the psychosocial aspect of the disease.  While we recognize the psychological approach to substance dependence treatment is important, we believe that a more comprehensive approach to this multi-factorial disease should be addressed as part of an integrated treatment approach intended to provide patients with an improved chance for recovery.  We believe our integrated approach offers patients a better opportunity to achieve their individual recovery goals.

Current research indicates that substance dependence is associated with altered cortical activity and changes in neurotransmitter function in the specific areas of the brain which are critical to normal brain function. Moreover, changes in the neurochemistry of the brain may underlie the hallmarks of substance dependence, including tolerance, withdrawal symptoms, craving, decrease in cognitive function and propensity for relapse. Our Catasys and PROMETA Treatment Program for substance dependence include medically directed and supervised treatments, prescription medications and nutritional supplements, combined with psychosocial or other recovery-oriented therapy and patient coaching.  We provide a proprietary integrated treatment program to medical professionals who exercise their discretion and judgment in the specific implementation of treatment programs tailored to individual patient needs.

Under our Catasys offering, we work with health plans and employers using our model to customize our program to meet a plan’s need on pricing—either a case rate per patient or a per-member, per-month fee.  Our Catasys substance dependence program is designed for increased enrollment, longer retention and better health outcomes so we can help payors improve member care and achieve lower costs, and help employers and organized labor reduce medical costs, absenteeism and job-related injuries in the workplace, thereby improving productivity.

Our proprietary PROMETA Treatment Program combines a medical treatment approach—addressing the physiological aspects of addiction—with a behavioral treatment program, including wellness and psychosocial support, and also includes nutritional aspects.  This unique regimen allows us to offer a more comprehensive way to manage a broader array of aspects of substance dependence and achieve higher success rates than traditional approaches.

Catasys™

Our Catasys integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence, and the related co-morbidities.  We believe the benefits of Catasys include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe Catasys is the only program of its kind dedicated exclusively to chemical dependence. The Catasys substance dependence program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form a key area of expertise that sets Catasys apart from other solutions: member engagement.

Our Catasys integrated substance dependence program includes the following components:  Member identification, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, reporting and IT platform.

We target substance dependence members who incur significant costs and may be appropriate for enrollment into Catasys.  We then enroll targeted members into the Catasys program through consumer marketing research, mailings, email and telephonic outreach, for example.  After enrollment/referral, we optimize patient outcomes through a specially trained sub-network of providers, utilizing integrated treatment modalities.  Outpatient medical treatment follows, where we utilize the most advanced pharmacologic treatments (primarily PROMETA Treatment Program for alcohol and stimulant dependence and SUBOXONE® for opioid dependence) in order to provide more immediate and sustained results.  This is paired with outpatient psychosocial treatment where we utilize our proprietary psychosocial model, Relapse Prevention Program (RPP), in order to enhance the neurophysiologic effect gained from the medical treatment by helping members develop improved coping skills and a recovery support network.  Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals.  We also link providers and care coaches to member information through our IT platform, enabling each provider to assist in providing the best possible care. At treatment end, we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

PROMETA Treatment Program

Our PROMETA Treatment Program is an integrated, physician-based outpatient addiction treatment program that combines three components–medical treatment, nutritional support and psychosocial therapy–all critical in helping people address addiction to alcohol and stimulants (e.g. cocaine and methamphetamine). The program is designed to help relieve cravings, restore nutritional balance and initiate counseling.

There are two PROMETA treatments:

●	PROMETA for alcohol dependence

●	PROMETA for stimulant dependence (or combination alcohol/stimulant dependence)

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides a treatment methodology that is discreet and only mildly sedating, and can be initiated in only three days, with a two-day follow-up treatment three weeks later for addictive stimulants. The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting. The medications used in the PROMETA Treatment Program have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Program. Following the initial treatment, our treatment program provides that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery, and individualized psychosocial or other recovery-oriented therapy chosen by the patient in conjunction with their treatment provider. The PROMETA Treatment Program for stimulant dependence provides for a second, two-day administration at the facility, which takes place about three weeks after initiation of treatment. The medical treatment is followed by continuing care, such as individual or group counseling, as a key part of recovery.

We believe the short initial treatment period when using our PROMETA Treatment Program is a major advantage over traditional inpatient detoxification treatments and residential treatment programs, which typically consist of up to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. Treatment with PROMETA does not require an extensive stay at an inpatient facility. Rather, the PROMETA Treatment Program offers the convenience of a three-day treatment (for addictive stimulants, there is a two-day follow-up treatment three weeks later) and can be administered on an outpatient basis. The outpatient nature of the treatment provides the opportunity for the care to be provided in a discreet manner and without long periods away from home or work. This is particularly relevant since results from the National Survey on Drug Use and Health – 2007 reported that approximately 75% of adults using illicit drugs in 2007 were employed, and loss of time from work can be a significant deterrent to seeking treatment.

The PROMETA Treatment Program provides for:

●	A comprehensive physical examination, including specific laboratory tests, prior to initiation of treatment by the treating physician, to determine if the patient is appropriate for PROMETA.

●
Prescription medications delivered in a unique dosing algorithm administered in a physician-supervised setting. The initial treatment occurs during three consecutive daily visits of about two hours each. For addictive stimulants, there is a two-day follow-up treatment three weeks later.

●	A nutritional plan and recommendations, designed to help facilitate and maintain the other aspects of recovery.

●	One month of prescription at-home medications and nutritional supplements and education following the initial treatment.

●	Individualized group or individual professional psychosocial counseling, or other recovery oriented counseling.

Initial results indicate that the PROMETA Treatment Program may be associated with higher initial completion rates than conventional treatments, improved cognitive function, and reduced physical cravings which can be a major factor in relapse, thus allowing patients to more meaningfully engage in counseling or other forms of psychosocial therapy. These initial conclusions have been reported in the treatment of over 3,200 patients at licensed sites, commercial pilots and in research studies being conducted to study our treatment programs. They may not be confirmed by additional double-blind, placebo-controlled research studies, and may not be indicative of the long-term future performance of our treatment programs.

We believe the PROMETA Treatment Program may offer an advantage to traditional alternatives for several reasons:

●
By first addressing the physiologic components of the disease, substance dependent patients may have a better opportunity to address the behavioral and environmental components, enabling them to progress through the various stages of recovery

●	The PROMETA Treatment Program is designed to address a spectrum of patient needs, including physiological, nutritional and psychological elements in an integrated way

●
The PROMETA Treatment Program includes medically directed and supervised procedures designed to address neurochemical imbalances in the brain that may be caused or worsened by substance dependence. The rationale for this approach is that by addressing the underlying physiological balance thought to be disrupted by substance dependence, dependent persons may be better able to address the behavioral/psychological and environmental components of their disease

●	Treatment using the PROMETA Treatment Program generally can be performed on an outpatient basis and does not require long periods away from home or work

●	The PROMETA Treatment Program may be initiated at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other treatment modalities

Additionally, we provide training, education and other administrative services to assist physicians, healthcare providers and treatment centers with staff education, marketing and administrative support.

Treatment with PROMETA is not appropriate for everyone. PROMETA is not designed for use with those diagnosed with dependence to opiates, benzodiazepines, or addictive substances other than alcohol or stimulants. The PROMETA-treating physician must make the treatment decision for each individual patient regarding the appropriateness of using the PROMETA Treatment Program during the various stages of recovery.

Our Strategy

Our business strategy is to provide quality integrated medical and behavioral programs to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance-dependence and the related co-morbidities. We intend to grow our business through increased adoption of our Catasys integrated substance dependence solutions, and our autism and ADHD solutions, by managed care health plans, employers, unions and other third-party payors. We also intend to grow our business through increased utilization of our PROMETA Treatment Program from within existing and new licensees and managed treatment centers.

Key elements of our business strategy include:

●	Providing our Catasys integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or monthly fee

●	Educating third party payors on the disproportionately high cost of their substance dependent population

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors

●	Launching other specialty behavioral health products and programs, including Autism and ADHD, that can leverage our existing infrastructure and sales force

●
Further validation of the benefits of the PROMETA Treatment Program through the pending clinical studies by leading research institutions and preeminent researchers in the field of alcohol and substance abuse

As an early entrant into offering integrated medical and behavioral programs for substance dependence, and one of the first to offer autism and ADHD specialty programs, Catasys will be well positioned to address increasing market demand.  Our Catasys products will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs, and that improve patient care while controlling overall treatment costs.

Catasys – Integrated Substance Dependence Solutions

There are currently approximately 191 million lives in the United States covered by various managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary Catasys integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizers and high risk enrollees.  Our Catasys substance dependence programs include medical (including the PROMETA Treatment Program) and proprietary psychosocial interventions and the use of our PROMETA Treatment Program, a proprietary information technology platform and database, clinical algorithms, psychosocial programs and integrated case management and care coaching services.

Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs.  As a service delivery model, the Catasys program can be expanded to include other medical interventions for addiction such as buprenorphine for opiate dependent patients. In this way Catasys can work with payors to identify, engage, and treat medically and behaviorally a broader spectrum of patients struggling with substance dependence in a way that improves outcomes and thereby lowers costs.

Our proposed value proposition to our customers includes the following benefits:

●
Specific programs aimed at addressing high-cost conditions by improving patient care and reducing overall medical costs can benefit health plans that do not have or do not wish to dedicate the capacity, ability or focus to develop these programs internally

●	Increased worker productivity, by reducing workplace absenteeism, compensation claims, and job related injuries

●	Decreased emergency room and inpatient utilization

●	Decreased readmission rates

●	Healthcare cost savings (including medical, behavioral and pharmaceutical)

Catasys – Autism and ADHD Specialty Programs

Autism and ADHD are high cost conditions impacting both behavioral and medical costs for those states in which coverage is mandated and would benefit from better coordination and management through specialty programs that more rigorously apply evidence based practices and specialty specific provider sub-networks.  These conditions require greater depth and higher intensity case management than many conditions, have significant medical cost implications, and would be augmented by programs specifically designed to manage the disorders.  Our Catasys specialty programs delivered in conjunction with CompCare under an ASO agreement will help patients reduce hurdles to obtaining appropriate care, and provide them with greater access to a variety of public and private services available in their communities.

In completing development of our new autism and ADHD programs, Catasys will be able to leverage its existing infrastructure and expertise, such as product development, sales, marketing and clinical components, to incorporate these programs and pursue both commercial and government opportunities.  The new products are expected to be particularly relevant because of the recently passed Wellstone and Domenici Mental Health Parity and Addiction Equity Act, and because several states currently have some level of mandated autism coverage with additional states to add coverage soon.  These new specialty behavioral health products and programs fit within our strategy of offering programs that address smaller populations with disproportionately higher costs for health plans.  Specific programs aimed at addressing high-cost conditions by improving patient care and reducing overall medical costs can benefit health plans that do not have or do not wish to dedicate the capacity or focus to develop programs internally.

Managed Medical Practices and Treatment Centers

Under the terms of full business service management agreements with medical professional corporations and treatment centers, we manage their business components and license to them the PROMETA Treatment Program and use of our PROMETA trademark in exchange for management and licensing fees. These treatment centers offer the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines, and also offer medical interventions for other substance dependencies. Under generally accepted accounting principles (GAAP), the revenues and expenses of such managed treatment centers are included in our consolidated financial statements. We currently manage two such treatment centers, the PROMETA Center in Santa Monica, California, and the Murray Hill Recovery Center in Dallas, Texas.

Self-pay Patients – Licensees

A significant source of our revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Program to physicians and other licensed treatment providers.  Although we plan to continue to provide such services to our existing licensees for the treatment of substance dependencies using our PROMETA

Treatment Program, we do not expect to significantly invest in or expand this line of business at this time. Accordingly, in 2008 we significantly reduced our resources in each market area to more closely match our resources and expenditures with revenues from our licensees in each market.

International Operations

In 2007, we expanded our operations into Europe, with our Swiss foreign subsidiary commencing operations in the first quarter of 2007.  However, in 2008 we decided to substantially curtail our foreign operations to reduce costs and focus on our Catasys offering.

Clinical Data from Research Studies

There are several research studies evaluating treatment with the PROMETA Treatment Program, conducted by leading research institutions and preeminent researchers in the field of alcohol and substance abuse. In 2007, three studies by industry thought leaders were completed.  Dr. Harold C. Urschel III conducted a randomized, double-blind, placebo-controlled methamphetamine study, preceded by an open-label methamphetamine study, the results of which were peer-reviewed and published in July 2007.  Dr. Urschel’s double-blind placebo-controlled study showed that the pharmacological component of the PROMETA Treatment Program versus placebo had a statistically significant reduction of cravings for methamphetamine.  This data further validates our PROMETA Treatment Program with respect to reducing cravings and improving retention by also allowing recipients to engage more actively in psychosocial counseling, thereby improving treatment outcomes.

Both the peer-reviewed published study and the top-line data from the double-blind, placebo-controlled study indicate that the PROMETA Treatment Program appears to reduce cravings for methamphetamine. We are not aware of any other published study showing such results. Moreover, no patients have reported any major adverse events or had to discontinue the treatment due to side effects.

At the Cedars-Sinai Medical Center in Los Angeles, Dr. Jeffrey Wilkins concluded a 30-subject, open-label, single-site alcohol study with a 16-week follow-up that showed a substantial reduction in cravings and use among subjects treated with the medical portion and nutritional elements of the PROMETA Treatment Program.  The study also showed that subjects with measurable neurocognitive deficits at baseline showed significant improvement by week 2, and all but one of the subjects tested normal at week 16.

Drug treatment experts agree that minimizing cravings is critical to supporting recovery, and that decreased cravings are an important indicator of treatment success. Published clinical research has shown that cravings are a key cause of continued drug use and relapse for those patients trying to end drug use. In a study titled “Craving predicts use during treatment for methamphetamine dependence: a prospective, repeated-measures, within-subject analysis,” published in Drug and Alcohol Dependence in 2001, it was shown that among the test population, craving scores that preceded use were 2.7 times higher than craving scores that preceded abstinence. This confirms the long-held conviction among clinicians that cravings drive substance dependent individuals to continue to use, even when they truly desire to stop.

In Drug and Alcohol Dependence, Hartz et al. cited leading addiction experts’ view of the role that cravings play in the disease. These experts agreed on the critical importance of addressing cravings in treatment. Dr. Charles O’Brien from the University of Pennsylvania stated, “Cravings is viewed by many as the primary symptom motivating drug use and the appropriate target of behavioral interventions.” Robinson and Berridge refer to cravings and subsequent relapse as, “the defining characteristics of addiction.”

Additionally, in the Journal of Substance Abuse Treatment, Dackis et al. concluded, “Although patients cite many reasons why they use cocaine, the feeling states of craving and euphoria are the primary reinforcers of the addiction.”

Studies funded by our unrestricted grants that are completed, pending or underway include:

Completed studies:

●
A 135-subject randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute effects on cravings and cognition in methamphetamine dependent subjects designed and supervised by Harold Urschel, M.D., completed in October 2007.  Top line results showed a statistically significant reduction in cravings versus placebo. The results of this study were presented at College on Problems of Drug Dependence (CPDD) conference in June 2006 and have been submitted for publication.

●
A 50-subject open-label study of the physiological component of the PROMETA Treatment Program for methamphetamine dependence conducted by Dr. Urschel that was completed in 2006, in which it was reported that more than 80% of study participants experienced a significant clinical benefit—measured through decrease in cravings, reduction of methamphetamine use and treatment retention—after treatment, with no adverse events. The results of this study were reported in October 2007 in a peer-reviewed journal, Mayo Clinic Proceedings.

●
A 60–subject, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program for the initiation and extension of abstinence of alcoholism conducted by Raymond Anton, M.D., at Medical University of South Carolina. Initial results of the study were presented at the Research Society on Alcoholism conference in Washington, DC, in July 2008, which showed that patients demonstrating relatively more symptoms of substance dependence withdrawal had a significant response to PROMETA and during the follow up 8 week period, though not statistically significant, the higher withdrawal PROMETA subjects continued to be superior for end points that included percent days abstinent and craving, when compared to placebo.  For patients demonstrating lower withdrawal symptoms, PROMETA had no effect or a lesser response compared to placebo subjects, who fared better in the study.  Additionally, during the treatment phase and at the end of the study the data demonstrated that those patients with higher withdrawal symptoms had a significant difference on the measures of percent days abstinent and cravings, as compared to patients with lower withdrawal symptoms, which provides substantial clarity on which patients may benefit from PROMETA.  This study has been submitted for publication.

●
A 30-subject open label randomized controlled study of the PROMETA Treatment Program in the treatment of alcohol dependence conducted by Jeffery Wilkins, M.D., at Cedars-Sinai Medical Center in Los Angeles completed in August 2007. Top line results reported at 30 days showed a 94% decrease in median cravings and an 82% reduction in mean percentage of total drinking days. The results of this study were presented at the Research Society on Alcoholism conference in July 2007.

●
In 2008, Sheryl Smith, Ph.D., a leading researcher in the field of neurosteroids, presented data further supporting a mechanism of action underlying our PROMETA Treatment Program at the 2008 Society for Neuroscience annual meeting in Washington, D.C.  The study focused on methamphetamine dependent rats and highlighted a methamphetamine induced increase in the alpha-4 and delta subunit expression of the GABA receptor that has been associated with states of hyper-excitability and anxiety. Receptor dysregulation of the alpha-4 subunit has previously been associated with alcohol, methamphetamine and neurosteroid withdrawal. The current study shows that a component of the PROMETA Treatment Program reverses the increase in both alpha-4 and delta subunit expression in chronic methamphetamine treated rats.

●
A 120-subject randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute and immediate effects on cravings and cognition in alcohol dependent subjects was completed in January 2009.  The study was designed and supervised by alcoholism researcher, Joseph R. Volpicelli, M.D., Ph.D., at the Institute of Addiction Medicine in Philadelphia.  This study demonstrated that for patients with lower symptoms of withdrawal and a clinical history of alcohol withdrawal symptoms, when treated with PROMETA experienced a statistically significant decrease in alcohol craving and alcohol consumption during the active treatment phase, as compared to placebo.

Ongoing studies:

●
120-subject multi-site, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program for the treatment of methamphetamine dependence being conducted by Walter Ling, M.D., of UCLA.

We believe additional positive results from published studies of our PROMETA Treatment Program will enhance our efforts to increase third-party reimbursement for providers using our treatment programs.

In a step to further ensure the integrity of the clinical data, the independent physicians who are conducting clinical trials of the PROMETA Treatment Program own their study data and have complete control over the resulting data.

Additionally, we are a pioneering company in exploring and identifying the role GABA dysregulation plays in addiction as well as in generalizable anxiety disorders.  We believe that in the wake of many articles recently published about the association between addiction and anxiety, as well as the growing recognition by the scientific community of the GABA system’s part in it, this essential and pioneering premise is being affirmed.  With this mounting body of evidence and our growing intellectual property estate, we firmly believe that we will bring substantial and increasing value to the life sciences and pharmaceutical fields. Our entirely distinct applications for composition of matter and use patents for various treatment approaches for multiple CNS indications, in which GABA receptor dysregulation may serve as the critical pathology, have significant clinical implications.

Our Operations

Healthcare Services

To date, a substantial portion of our healthcare services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of self-pay patient revenues from our managed treatment centers. We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of December 31, 2008, we had active licensing agreements with physicians, hospitals and treatment providers for 84 sites throughout the United States.  However, we streamlined our operations during 2008 to increase our focus on Catasys integrated substance dependence solutions, significantly reducing our field and regional sales personnel. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but only in markets where we are presently operating or where such sites will provide support for our Catasys products.  Revenues are generally related to the number of patients treated, and key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. Since July 2003, over 3,200 patients have completed treatment using our PROMETA Treatment Program at our licensed sites, and in commercial pilots and research studies being conducted to study our treatment programs.

We currently manage two treatment centers under our licensing agreements, located in Santa Monica, California (dba The PROMETA Center, Inc.) and Dallas, Texas (Murray Hill Recovery, LLC), whose revenues and expenses are included in our consolidated financial statements.

In 2007 and 2008, we developed and operationalized our Catasys integrated substance dependence solutions for third-party payors. We believe that our Catasys offerings will address the largest segment of the healthcare market for substance dependence.

We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services, which assist health plans to manage their substance dependence populations, and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities, and physicians that contract for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians.  Physicians with license rights to use the PROMETA Treatment Program exercise their independent medical judgment in determining the use and specific application of our treatment programs, and the appropriate course of care for each patient. Following the medical portion of the treatment procedure, physicians, local clinics and healthcare providers specializing in drug abuse treatment administer and provide the psychosocial component of the PROMETA Treatment Program.

Behavioral Health Managed Care Services

All of our behavioral health managed care service revenues have been derived from the operations of our consolidated subsidiary, CompCare, in which we acquired a majority controlling interest on January 12, 2007.  In January 2009, we sold our interest in CompCare.

Competition

Healthcare Services

Catasys

Our Catasys products primarily focus on substance dependence and are marketed to health plans, employers and unions who have members or employees with coverage for such medical and behavioral diseases. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including managed behavioral health organizations (MBHOs), HMOs, PPOs, third-party administrators and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. In addition, customers that are managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal or third-party (MBHO), frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence members from the population of utilization management programs that MBHOs offer.

We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments, and our unique technology platform will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

PROMETA Treatment Program

Our PROMETA Treatment Program focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including medical practices and treatment centers that are licensed and managed by us. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into phases:

●	Detoxification, which is typically conducted in medically directed and supervised environments

●	Rehabilitation, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options

●	Relapse prevention/aftercare that is provided via structured outpatient treatment programs.

Most medically managed treatments require long-term usage of pharmaceuticals, resulting in low patient compliance. Conventional forms of treatment for stimulant dependence generally consist only of relapse prevention (psychosocial and recovery oriented therapy), conducted through therapeutic programs.  Regardless of the approach, there is great variability in the duration of treatment procedures, level of medical supervision, price to the patients, and success rates.

One currently accepted practice for detoxifying patients from dependence on alcohol consists of heavily sedating the patient at an inpatient hospital facility for a period of three to five days. Due to the heavy sedation, the patient may need to be observed for an additional five to seven days. This procedure, while medically necessary to prevent severe complications, e.g. seizures or delirium tremens when withdrawing these patients from alcohol, does not consistently relieve the patient’s cravings or otherwise attempt to address the long term recovery of the patient. Further, the drugs typically used during this procedure (the most commonly utilized medications are Valium® (diazepam), Ativan® (lorazepam), and Xanax® (alprazolam)) can be addictive, and/or require a time-intensive dose tapering and washout period, and/or cause side effects.

While withdrawal from cocaine or methamphetamine dependence is not considered to be life threatening, withdrawal symptoms can be extremely unpleasant and may lead to repeated relapses and treatment failures. Detoxification procedures typically involve the use of sedatives to assist patients through this difficult period. Following treatment, however, environmentally “cue induced” cravings are especially pronounced and may re-occur for months to years.

Treatment Programs

There are over 13,000 facilities reporting to the SAMHSA that provide substance dependence treatment on an inpatient or outpatient basis. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. There appears to be no readily available reliable information about the success rates of these programs, nor agreed upon standards of how outcomes should be measured (e.g. self-reported abstinence or reduction in days of heavy drinking). Many of these traditional treatment programs have established name recognition, and their treatments may be covered in large part by insurance or other third party payors. To date, treatments using our PROMETA Treatment Program have generally not been covered by insurance, and patients treated with the PROMETA Treatment Program have been substantially self-pay patients.

Traditional treatment approaches for substance dependence focus mainly on group therapy, abstinence and behavioral modification, while the disease’s underlying physiology and pathology is rarely addressed, resulting in fairly high relapse rates. Currently, therapies are beginning to target brain receptors thought to play a central role in the disease process. We believe that our PROMETA Treatment Program offers an improvement to traditional treatments because the integrated PROMETA Treatment Program is designed to target the pathophysiology induced by chronic use of alcohol or other drugs in addition to nutritional and psychosocial aspects of substance dependence.  The abnormalities in brain function induced by chronic substance dependence may take weeks to years of drug abstinence to return to normal function, if at all. We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides an integrated treatment methodology that is discreet, mildly sedating and can be initiated in only three days, with a second two-day treatment three weeks later for addictive stimulants. Our PROMETA Treatment Program also provides for one month of prescription medication and nutritional supplements, integrated with psychosocial or other recovery-oriented therapy.

We further believe the short initial outpatient treatment period when using our PROMETA Treatment Program is a major advantage over traditional inpatient treatments and residential treatment programs, which typically consist of approximately 15 to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. The PROMETA Treatment Program does not require an extensive stay at an inpatient facility. Rather, the treatment program offers the convenience of a three day treatment (addictive stimulants require a second two-day treatment three weeks later) and can generally be administered on an outpatient basis. This is particularly relevant since approximately 75% of adults classified with dependence or abuse are employed, and loss of time from work can be a major deterrent for seeking treatment.  Moreover, we believe the PROMETA Treatment Program can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other forms of alcohol and drug abuse treatments. As such, our treatment program offers a potentially valuable alternative or addition to traditional behavioral or pharmacotherapy treatments.

Treatment Medications

There are currently no generally accepted medical treatments for methamphetamine dependence. Anti-depressants and dopamine agonists have been investigated as possible maintenance therapies, but none have been FDA approved or are generally accepted for medical practice.

Several classes of pharmaceutical agents have been investigated as potential maintenance agents (e.g., anti-depressants and dopamine agonists) for cocaine dependence; however, none are FDA approved for treatment of cocaine dependence or generally accepted widely in medical practice. Their effects are variable in terms of providing symptomatic relief, and many of the agents may cause side effects or may not be well tolerated by patients.

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism. Currently available medications include:

●
The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade names ReVia® and Depade®, for treatment of alcohol dependence;

●
VIVITROL®, an extended release formulation of naltrexone manufactured by Alkermes, is administered via monthly injections for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting, and are not actively drinking prior to treatment initiation. Alkermes reported that in clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment;

●
Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories.  Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol;

Many medications marketed to treat alcohol or drug dependence are not administered until the patient is already abstinent or require long-term chronic administration and. As noted above, we believe the PROMETA Treatment Program represents an approach to treatment that includes medical, nutritional and psychosocial components that can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other existing treatments. As such, our treatment programs offer a potentially valuable addition to traditional medical treatment. Moreover, because treatment with the PROMETA Treatment Program is an integrated treatment, we do not view the current medical therapies as directly competitive and in some cases may be used in conjunction with our treatment programs. We also believe, based on the limited initial results discussed above, that treatment using our treatment programs may have higher completion rates, greater compliance, reduction or elimination of cravings and potentially lower relapse rates.

Behavioral Health Managed Care Services

The behavioral healthcare industry is very competitive and provides products and services that are price sensitive.  We believe that there are approximately 150 MBHOs providing services for an estimated 191 million covered lives in the United States. CompCare’s competitors include both freestanding MBHOs as well as managed care companies with internal behavioral health units or subsidiaries. Most of these competitors have revenues and financial resources substantially larger than CompCare. In January 2009, we sold our interest in CompCare.

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

We have two issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program and one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependence.  We have also received allowances, issuances or notices that patent grants are intended for our core intellectual property for the treatment of alcohol and/or stimulant dependence in Canada, Mexico, Switzerland, Australia, New Zealand, Singapore, South Africa, Russia, Turkey, South Korea, Hong Kong and the European Union.

Once patents are issued, they generally will expire 20 years from the dates of original filing. Our two issued U.S. patents will expire in 2021.

Proprietary Rights and Licensing

Our success depends in large part on our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names include the following:

●	Hythiam®
●	PROMETA®
●	Catasys™
●	The Science of Recovery®

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

Our Management Team

The following table sets forth information regarding our executive officers:

Name	Position	Age
Terren S. Peizer	Chief Executive Officer	49
Richard A. Anderson	President and Chief Operating Officer	39
Christopher S. Hassan	Chief Strategy Officer	48
Maurice S. Hebert	Chief Financial Officer	46

Terren S. Peizer is the founder of our company and has served as our chief executive officer and chairman of our Board of Directors since our inception in February 2003.  Mr. Peizer has served on the board of Xcorporeal, Inc. since August 2007 and was executive chairman until October 2008. Mr. Peizer also served as chief executive officer of Clearant, Inc., a company which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology, until October 2003. He served as chairman of its Board of Directors from April 1999 to October 2004 and as a director until February 2005. From February 1997 to February 1999, Mr. Peizer served as president and vice chairman of Hollis-Eden Pharmaceuticals, Inc., a NASDAQ Global Market listed company. In addition, from June 1999 through May 2003 he was a director, and from June 1999 through December 2000 he was chairman of the board, of supercomputer designer and builder Cray Inc., a NASDAQ Global Market company. Since August 2006, he has served as chairman of the board of Xcorporeal, Inc., an American Stock Exchange listed company. Mr. Peizer has been the largest beneficial stockholder and has held various senior executive positions with several technology and biotech companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, and investor relations. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Maurice S. Hebert has served as our chief financial officer since November 2008.  From October 2006 to October 2008, Mr. Hebert served as our vice president and corporate controller and from February 2007, as our principal accounting officer.  Mr. Hebert has 23 years of experience as a financial executive, including 14 years within the insurance and managed care industries.   From April 2005 to October 2006, Mr. Hebert served as corporate controller and principal accounting officer at Health Net, Inc. in Woodland Hills, CA. From October 2003 to April 2005, he was with Safeco Corporation (Insurance) in Seattle, WA, most recently as senior vice president & controller and principal accounting officer. From 1993 to 2003, Mr. Hebert was with AIG SunAmerica in Woodland Hills, CA, most recently as vice president & controller-Life Insurance Companies. Mr. Hebert received a B.S. in Accounting from Louisiana State University.

Financial Information about Segments

We have conducted our operations through two business segments: healthcare services and behavioral health managed care services. Our healthcare services segment provides our Catasys integrated substance dependence, autism and ADHD solutions to health plans, employers and unions through a network of licensed and company managed healthcare providers, and provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment, comprised entirely of the operations of our consolidated subsidiary, CompCare, provides managed care services in the behavioral health, psychiatric and substance abuse fields. A majority of our consolidated revenues and assets are earned or located within the United States.

In January 2009, we disposed of our entire interest in CompCare, and as a result we will have only one reporting segment, healthcare services.

Employees

As of December 31, 2008, we and our consolidated managed treatment centers employed 81 persons, and our consolidated subsidiary, CompCare, employed 74 persons.  We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Risks related to our business

We have a limited operating history, expect to continue to incur operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern

We have been unprofitable since our inception in 2003 and expect to continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2008, cash, cash equivalents and current marketable securities amounted to $11.0 million, of which $1.1 million related to CompCare, which was sold in January 2009. At that date, we had a working capital deficit of approximately $11.5 million, of which $5.7 million is related to CompCare. During the year ended December 31, 2008, our cash and cash equivalents used in operating activities amounted to $29.4 million, of which $5.5 million related to CompCare. Although we have recently taken actions to decrease expenses, increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and maintain the growth of our business, which could adversely affect our results of operations, financial condition and business

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC and The NASDAQ Global Market will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.  Recent actions to reduce costs and streamline our operations, as well as planned future cost reductions, could place further demands on our personnel, which could hinder our ability to effectively execute on our business strategies.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses and capital requirements for at least the next twelve months.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments.

As of December 31, 2008 our total investment in auction-rate securities (ARS) was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  In December 2008, we utilized a third-party valuation firm to assist us with determining the fair market value of our ARS which was estimated to be $10.1 million, representing an estimated decline in value of $1.4 million.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost
●	The financial condition of the issuers
●	Any downgrades of the securities by rating agencies
●	Default on interest or other terms
●	Our intent & ability to hold the ARS long enough for them to recover their value

We determined that the loss in the fair value of our ARS investments was “other-than-temporary,” in connection with our year end assessment.  Accordingly, we recognized an other-than-temporary loss in non-operating expenses of approximately $1.4 million in December 2008.  These securities will be analyzed each reporting period for additional other-than-temporary impairment factors.  Due to the current uncertainty in the credit markets and the terms of a Rights offering with UBS, that we accepted in November 2008, we have classified the fair value of our ARS as long-term assets as of December 31, 2008.

In May 2008, our investment portfolio manager, UBS AG (UBS), provided us with a demand margin loan facility, allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS.  In October 2008, UBS made a “rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008.  As of December 31, 2008, the outstanding balance on our line of credit was 5.7 million.  The potential lack of liquidity on these investments may affect our ability to execute our current business plan, based on our expected operating cash flows and our other sources of cash, and may require us to sell them before we are able to sell them to UBS pursuant to the Rights offering or before they recover in value.

Our treatment programs may not be as effective as we believe them to be, which could limit our revenues and adversely affect our business

Our belief in the efficacy of our Catasys solution and PROMETA Treatment Program is based on a limited number of studies and commercial pilots that have been conducted to date and our initial experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs. Controlled scientific studies, including those that have been announced and planned for the future, may yield results that are unfavorable or demonstrate that treatment with our programs is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially.

Our Catasys Program or PROMETA Treatment Program may not become widely accepted, which could limit our growth

Further marketplace acceptance of our treatment programs may largely depend upon healthcare providers’ and third-party payors’ interpretation of our limited data, the results of pending studies, or upon reviews and reports that may be given by independent researchers. In the event such research does not establish our treatment programs to be safe and effective, it is unlikely we will be able to achieve widespread market acceptance.

Disappointing results for our PROMETA Treatment Program, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price

There are a number of studies, evaluations and pilot programs currently in progress that are evaluating our PROMETA Treatment Program, and we expect results of many to become available throughout the remainder of 2009.  Disappointing results, later-than-expected press release announcements or termination of evaluations or pilot programs could have a material adverse effect on the commercial acceptance of the PROMETA Treatment Program, our stock price and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price. On October 24, 2007, the Pierce County Council in the State of Washington voted to end funding for PROMETA. This announcement had an immediate negative effect on our stock price, and we are unable to assess the long-term impact on our business as a result of these and similar types of events.  In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

Our industry is highly competitive, and we may not be able to compete successfully

The healthcare business, in general, and the substance dependence treatment business in particular, are highly competitive. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers, many of whom are more established and better funded than we are. Many of these other treatment methods and facilities are well established in the same markets we target, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization, reputation and experience than we have. The historical focus on the use of psychological or behavioral therapies, as opposed to medical or physiological treatments for substance dependence, may create further resistance to penetrating the substance dependence treatment market.

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism, including:

●
the addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade name ReVia®, for treatment of alcohol dependence;

●
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

●
Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories.  Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol;

●
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

There are approximately 13,000 facilities reporting to the Substance Abuse and Mental Health Services Administration that provide substance abuse treatment on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including MBHOs, HMOs, PPOs, third-party administrators and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us.  We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments, and our unique technology platform will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends on the performance of our senior management, in particular our Chairman and Chief Executive Officer, Terren S. Peizer, President, Richard A. Anderson, Christopher S. Hassan, Chief Strategy Officer and Maurice S. Hebert, Chief Financial Officer. Messrs. Peizer, Anderson, Hassan and Hebert are each a party to employment agreements which, subject to termination for cause or good reason, have various remaining terms with renewable options.

The loss of the services of any key member of management could have a material adverse effect on our ability to manage our business.

We may be subject to future litigation, which could result in substantial liabilities that may exceed our insurance coverage

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

We currently have insurance coverage for up to $5 million per year, in the aggregate, for personal injury claims. Hythiam maintains directors’ and officers’ liability insurance coverage, subject to a self insured retention of between $0 to $250,000 per claim.  We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

If government and third-party payors fail to provide coverage and adequate payment rates for treatment using our treatment programs, our revenue and prospects for profitability will be harmed

Our future revenue growth will depend in part upon the availability of reimbursement for treatment or other forums of payment for using our programs from third-party payors such as government health programs including Medicare and Medicaid, managed care providers, private health insurers and other organizations. To date, we have received an insignificant amount of revenue from our Catasys substance dependence programs from governmental payors, managed care organizations and other third-party payors, and acceptance of our Catasys substance dependence programs is important to the future prospects of our business. In addition, third-party payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our programs. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our Catasys contracts, which could result in pricing levels insuffiicient to cover our costs or ensure profitability

We anticipate that many or all of our Catasys contracts will be based upon anticipated or guaranteed levels of savings for our customers or meeting other operational metrics.  If we are unable to achieve the promised savings or operational metrics, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, that were actually achieved.  Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services.  This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our program.Failure to anticipate or control costs therefore could have material, adverse effects on our business.

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

In 2008, we significantly reduced our operations and presence in Europe in order to reduce costs and better focus our efforts on pursuing U.S.-based business strategies.

Our ability to utilize net operating loss carryforwards may be limited

As of December 31, 2008, we had net operating loss carryforwards (NOLs) of approximately $126.4 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our intellectual property

We may not be able to adequately protect the proprietary PROMETA Treatment Program which is important to our business

We consider the protection of our proprietary PROMETA Treatment Program to be critical to our business prospects. We obtained the rights to some of our most significant PROMETA technologies through an agreement that is subject to a number of conditions and restrictions, and a breach or termination of that agreement or the bankruptcy of any party to that agreement could significantly impact our ability to use and develop our technologies.  While we have two issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program and one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependency, we currently have no issued U.S. patents covering our PROMETA Treatment Program for the treatment of methamphetamine dependency. The patent applications we have licensed or filed may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art that may preclude or limit the scope of patent protection. Issued patents will generally expire twenty years after their priority date.  Our two issued U.S. patents will expire in 2021. Further, our patents and pending applications for patents and other intellectual property have been pledged as collateral to secure our obligations to pay certain debts, and our default with respect to those obligations could result in the transfer of our patents to our creditor.  In the event of such a transfer, we may be unable to continue to operate our business.

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

Our pending patent applications disclose and claim various approaches to the use of the PROMETA Treatment Program.  There is no assurance that we will receive one or more patents from these pending applications, or that, even if we receive one or more patents, the patent claims will be sufficiently broad to create patent infringement liability for competitors using treatment programs similar to the PROMETA Treatment Program.

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

Risks related to our industry

Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations

Our PROMETA Treatment Program have not been approved by the Food and Drug Administration (FDA), and while the drugs incorporated in the PROMETA Treatment Program have been approved for other indications, they are not FDA approved for the treatment of alcohol or substance dependency. We have not sought, and do not currently intend to seek, FDA approval for the PROMETA Treatment Program.  It is possible that in the future the FDA could require us to seek FDA approval for the PROMETA Treatment Program.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. The U.S. Congress and state legislatures are considering legislation that could limit funding to our licensees and CompCare's clients.  In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Other regulatory requirements apply to dietary supplements, including vitamins. Compliance with laws and regulations enforced by regulatory agencies that have broad discretion in applying them may be required for our programs or other medical programs or services developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Our failure, or the failure of our licensees, to comply with applicable regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

Risks related to our common stock

Approximately 25% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

Reserva Capital, LLC and Bonmore, LLC, whose sole managing member is our chairman and chief executive officer, beneficially own 13,600,000 shares of our common stock, which represent 24.7% of our 55,074,000 shares outstanding as of March 27, 2009. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline

Our common stock is traded on The NASDAQ Global Market, and trading volume may be limited or sporadic.  The market price of our common stock has experienced, and may continue to experience, substantial volatility. Over 2008, our common stock has traded between $0.39 and $3.14 per share, on volume ranging from approximately 6,100 to 3.9 million shares per day.  As a result, the current price for our common stock on NASDAQ is not necessarily a reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our PROMETA Treatment Program, our Catasys Program, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

Volatility in the price of our common stock on the NASDAQ Global Market may depress the trading price of our common stock.  The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

●	announcements of new products or services by us or our competitors; current events affecting the political, economic and social situation in the United States and other countries where we operate;

●	trends in our industry and the markets in which we operate;

●	changes in financial estimates and recommendations by securities analysts;

●	acquisitions and financings by us or our competitors;

●	the gain or loss of a significant customer;

●	quarterly variations in operating results;

●	volatility in exchanges rate between the US dollar and the currencies of the foreign countries in which we operate;

●	the operating and stock price performance of other companies that investors may consider to be comparable; and

●	purchases or sales of blocks of our securities.

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

Future issuances of common stock and hedging activities may depress the trading price of our common stock

Any future issuance of equity securities, including the issuance of shares upon exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  We currently have outstanding approximately 11 million warrants and options to acquire our common stock at prices between $0.59 and $9.20 per share.   We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

Additionally, we have outstanding warrants to acquire up to 1,300,000 shares of our common stock at an exercise price of $2.15 per share which contain anti-dilution adjustments that will be triggered if we sell shares of common stock for less than $2.15.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of Hythiam’s fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2.                      PROPERTIES

Information concerning our principal facilities, all of which are leased at December 31, 2008, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 and 11100 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	22,000
1315 Lincoln Blvd. Santa Monica, California	Medical office space for The PROMETA Center, Inc.	5,400

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 22,000 square feet. Our base rent is currently approximately $75,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2008, totaling approximately $1.7 million. The initial term of the lease expires in December 2010, with an option to extend for five additional years.

In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The PROMETA Center, Inc., which operates under a full service management agreement with us. Our base rent is currently approximately $21,000 per month. In August 2006, we entered into a five-year lease for approximately 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, which was occupied by The PROMETA Center, Inc., until it was closed in January 2008.  We are currently seeking to sublease this vacant space. The minimum base rent for the two medical offices are subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2008, totaling approximately $858,000.

In November 2006, we entered into a five-year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (approximately US$3,800 using the December 31, 2008 conversion rate).

In connection with a management services agreement that we executed with a treatment center in Dallas, Texas, we assumed the obligation for two lease agreements at a current combined amount of approximately $10,000 per month, which expire in May 2011.

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

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “HYTM.” As of March 27, 2009, there were 89 record holders representing approximately 5,700 beneficial owners of our common stock. Following is a list by fiscal quarters of the closing sales prices of our stock:

	Closing Sales Prices
2008	High	Low
4th Quarter	$1.50	$0.39
3rd Quarter	2.46	1.29
2nd Quarter	2.95	1.38
1st Quarter	3.14	1.18

2007	High	Low
4th Quarter	$8.64	$2.68
3rd Quarter	8.77	6.43
2nd Quarter	8.71	6.53
1st Quarter	10.21	6.48

Dividends

We have never declared or paid any dividends. We may, as our Board of Directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

Comparison of 63-month cumulative total return
Among Hythiam, Inc., the Russell 200 Index and the S&P Health Care Index

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

(In thousands, except per share amounts)	For the years ended December 31,
	2008		2007		2006	2005		2004
Statement of Operations Data:
Revenues:
Behavioral health managed care services	$35,156		$36,306	(a)	$-	$-		$-
Healthcare services	6,074		7,695		3,906	1,164		192
Total revenues	41,230		44,001		3,906	1,164		192

Loss from operations	(53,603)	(f)	(47,531)	(d)	(39,926)	(24,872)	(e)	(11,945)
Loss on extinguishment of debt	-		(741)	(b)	-	-		-
Other than temporary loss on marketable
securities	(1,428)	(g)	-		-	-		-
Change in fair value of warrant liabilities	5,744	(c)	3,471	(c)	-	-		-
Net loss	(50,418)	(f)	(45,462)		(38,298)	(24,038)		(11,775)

Loss Per Share:
Net loss per share - basic and diluted	$(0.92)		$(0.99)		$(0.96)	$(0.77)		$(0.47)
Weighted average shares outstanding
- basic and diluted	54,675		45,695		39,715	31,173		24,877

Cash Flows Data:
Net cash provided by (used in)
operating activities	(29,446)		$(39,220)		$(28,499)	$(18,819)		$(9,947)
Net cash provided by (used in)
investing activities	23,308		(4,091)		4,730	(22,206)		(10,913)
Net cash provided by financing
activities	5,882		48,759		26,053	40,442		21,416

	As of December 31,
	2008		2007		2006	2005		2004
Balance Sheet Data:
Cash, cash equivalents and marketable
securities	$11,039	(h)	$46,989		$43,447	$47,000		$27,479
Total current assets	13,990		50,342		44,549	47,720		28,093
Total assets	31,866		70,646		52,205	54,462		33,962
Short-term debt	9,835		4,742		-	-		-
Long-term debt	2,341		2,057	(a)	-	-		-
Warrant liabilities	156		2,798	(c)	-	-		-
Total liabilities	30,758		27,382		10,176	4,723		2,128
Stockholders’ equity	1,108		43,264		42,029	49,739		31,834
Book value per share	$0.02		$0.80		$0.96	$1.27		$1.07

(a)	We began consolidating CompCare’s operations on January 13, 2007.
(b)	The $741,000 loss on extinguishment of debt resulted from a $5 million redemption of the Highbridge senior secured notes on November 7, 2007. See further discussion in Note 6 – Debt Outstanding.
(c)
The fair value of warrants issued in conjunction with the registered direct placement on November 7, 2007 was accounted for as a liability and was revalued at $156,000 and $2.8 million at December 31, 2008 and 2007, respectively, resulting in a $5.7 and $3.5 million non-operating gain, respectively.

(d)	Includes a $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation in August 2007. See further discussion in Note 5 – Intangible Assets.
(e)	We recorded an impairment charge of $272,000 in December 2005 to fully write off the cost of a patent for opiate addiction treatment. See further discussion in Note 5 – Intangible Assets.
(f)	Includes goodwill impairment charge of $9.8 million in December 2008. See further discussion in Note 1 – Summary of Significant Accounting Policies, "Goodwill."
(g)
An impairment charge of $1.4 million related to ARS was recognized in Q4 2008. The charge was deemed necessary after an analysis of other-than-temporary impairment factors, including the severity of decline in the ARS, the length of time that the estimated fair value of the

ARS had been below book value, our intent & ability to hold the ARS until they recover in value and current financial market conditions.  See further discussion in Note 1 – Summary of Significant Accounting Policies, Marketable Securities.
(h)	Not including $10.1 million of auction-rate securities classified in long-term marketable securites.

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

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys™ subsidiary behavioral health management services for substance abuse to health plans. Catasys is focused on offering integrated substance dependence solutions, including our patented PROMETA® Treatment Program for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers that offer the PROMETA Treatment Program, as well as other treatments for substance dependencies. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs.

Our Strategy

Our business strategy is to provide quality treatment programs in a cost effective manner that will become the standard-of-care for those suffering from alcoholism and other substance dependencies, autism and ADHD in a cost effective manner. We intend to grow our business through implementing and increasing adoption of our Catasys integrated substance dependence solutions and our autism and ADHD solutions by managed care health plans, employers, unions and other third-party payors.  We also intend to grow our business through increased utilization of our PROMETA Treatment Program from within existing and new licensees and managed treatment centers.

Key elements of our business strategy include:

●	Providing our Catasys integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or capitated basis

●
Demonstrating the potential for improved clinical outcomes and cost effectiveness associated with using the PROMETA Treatment Program, through implementation of our Catasys programs with key managed care and other third-party payors

●	Launching autism and ADHD specialty behavioral health products and programs that will be supported by CompCare through our ASO services agreement

●	Expanding Catasys into other areas that can benefit from integrated behavioral and medical treatment and case management

●	Expanding the base of our self-pay licensed treatment sites and managed treatment centers, focusing primarily on existing service areas

●
Seeking additional scientific and clinical research data by leading research institutions and preeminent researchers in the field of alcohol and substance abuse to further validate the benefits of using the PROMETA Treatment Program

CompCare

Effective January 12, 2007, we acquired a 50.3% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff). Our consolidated financial statements include the business and operations of CompCare subsequent to this date.

CompCare provides managed care services in the behavioral health and psychiatric fields.  CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services.  The customer base for CompCare’s services includes both private and governmental entities. During the year ended December 31, 2008, CompCare provided services under capitated arrangements for Medicare patients in Connecticut, Maryland, Pennsylvania, and Puerto Rico, commercial patients in Georgia, Medicare, Medicaid, and commercial patients in Florida and Michigan, Medicaid and commercial patients in Indiana, Medicare and Medicaid patients in California, and Medicare, Medicaid, and CHIP patients in Texas. CompCare’s Medicare, Medicaid and CHIP contracts are subject to agreements with their HMO clients whose contracts with the various governmental agencies may be subject to renegotiation at the election of the specific agency.

On January 20, 2009 we sold our interest in CompCare. Additionally, we entered into an administrative services only (ASO) agreement with CompCare to provide certain administrative services under CompCare’s NCQA accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.  See further discussion under Recent Developments below.

Segment Reporting

We have conducted our operations through two business segments: healthcare services and behavioral health managed care services. Our healthcare services segment provides our Catasys integrated substance dependence, autism and ACHD solutions to health plans, employers and unions through a network of licensed and company managed healthcare providers, and provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our behavioral health managed care services segment, comprised entirely of the operations of our consolidated subsidiary, CompCare, provides managed care services in the behavioral health, psychiatric and substance abuse fields. A majority of our consolidated revenues and assets are earned or located within the United States.

Operations

Healthcare Services

Catasys

In 2008 we developed and operationalized our Catasys integrated substance dependence solutions for third-party payors, and in January 2009 we launched additional Catasys specialty products for autism and ADHD. We believe that our Catasys offerings will address the largest segment of the healthcare market for substance dependence and other behavioral disorders.

Licensing Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology and marketing support. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of December 31, 2008, we had active licensing agreements with physicians, hospitals and treatment providers for 84 sites throughout the United States, with 49 sites contributing to revenue in 2008.  We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program.

Managed Treatment Centers

We currently manage two treatment centers under our licensing agreements, located in Santa Monica, California (dba The PROMETA Center, Inc.) and Dallas, Texas (Murray Hill Recovery, LLC). In January 2007, a second PROMETA Center was opened in San Francisco, which was subsequently closed in January 2008. We manage the business components of the treatment centers and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. These centers offer treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offer medical interventions for other substance dependencies.

The revenues and expenses of these centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenues from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 33% of our healthcare services revenues in 2008.

Research and Development, Pilot Studies

To date, we have incurred approximately $12.6 million related to research and development, including $3.4 million in 2008, $3.3 million in 2007 and $3.1 million in 2006, respectively, in funding for commercial pilots and unrestricted grants for a number of clinical research studies by researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of the PROMETA Treatment Program in treating alcohol and stimulant dependence.  We plan to incur approximately $400,000 in 2009 for unrestricted research grants and commercial pilots.

Pilot programs are used in conjunction with drug court systems, state programs and managed care organizations to allow such programs to evaluate the outcomes and cost effectiveness of the PROMETA Treatment Program. The focus of these pilot programs is to assist such organizations in assessing the impact on their population, and as a result, the method, manner, timing, participants and metrics may change and develop over time, based on initial results from the particular program, other pilots, and research studies. We generally do not provide updates on status after a pilot is initially announced.

International

In 2007, we expanded our operations into Europe with our Swiss foreign subsidiary commencing operations in the first quarter of 2007. However, in 2008 we decided to substantially curtail our foreign operations to reduce costs and focus on our Catasys product offerings.

Recent Developments
On January 20, 2009 we sold our entire interest in our majority-owned, controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We expect to recognize a gain of approximately $11.2 million from the sale of our CompCare interest, which will be included in our Consolidated Statement of Operations for the three month period ending March 31, 2009. Additionally, we entered into an administrative services only (ASO) agreement with CompCare to provide certain administrative services under CompCare’s NCQA accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.

Beginning in the fourth quarter of 2008, we have initiated actions to reduce our cash operating expenditures by an additional $10.2 million from the third quarter 2008 expenditure level, resulting in total budgeted cash operating expenditures of approximately $17.7 million for 2009. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense and overall reductions in overhead costs.

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

Behavioral Health Managed Care Services

Our consolidated subsidiary, CompCare, typically enters into contracts on an annual basis to provide managed behavioral healthcare and substance abuse treatment to clients’ members. Arrangements with clients fall into two broad categories: capitation arrangements, where clients pay CompCare a fixed fee per member per month, and fee-for-service and administrative service arrangements where CompCare may manage behavioral healthcare programs or perform various managed care services.  Approximately $34.1 million and $35.2 million, or 97% of CompCare’s revenues for both the year ended December 31, 2008 and the period January 13 through December 31, 2007, respectively, were derived from capitation arrangements. Under capitation arrangements, CompCare receives premiums from clients based on the number of covered members as reported by the clients. The amount of premiums received for each member is fixed at the beginning of the contract term. These premiums may be subsequently adjusted, up or down, generally at the commencement of each renewal period.

Effective January 1, 2007, CompCare commenced a contract with a health plan to provide behavioral healthcare services to approximately 250,000 Medicaid recipients in Indiana. This contract amounted to $17.8 million and $15 million, respectively, in revenue for the year ended December 31, 2008 and the period January 13 though December 31, 2007. This contract accounted for approximately 51%, of CompCare’s annual revenue in 2008. As discussed in “Recent Developments” below, CompCare ceased providing behavioral health services to this client effective on December 31, 2008.

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

Concentration of Risk

Over eighty percent of CompCare’s operating revenue is currently concentrated, and has been concentrated in past fiscal periods, in contracts with four to seven health plans to provide behavioral healthcare services under commercial, Medicare, Medicaid, and CHIP plans. The terms of each contract are generally for one-year periods and are automatically renewable for additional one-year periods unless terminated by either party. The loss of one or more of these clients, without replacement by new business, may adversely impact CompCare’s financial results.

Recent Developments

On January 1, 2009, CompCare began providing behavioral health services for approximately 173,000 Medicaid recipients under contracts with two affiliated health plans in the states of Michigan and Illinois.  The contracts are expected to generate approximately $1.2 million in annual revenue and are for one-year terms with automatic one-year renewals.

Through its newly formed, majority owned subsidiary, CompCare de Puerto Rico, Inc., CompCare began providing, on December 1, 2008, behavioral health services to approximately 9,000 members of a health plan located in Puerto Rico. Effective January 1, 2009, CompCare also initiated pharmaceutical management services for the plan’s members. Services under the contract are expected to generate approximately $1.0 million of annual revenue. The contract is for a term of three years with automatic one-year renewals.

As of December 31, 2008, CompCare ceased providing behavioral health services to 278,000 Medicaid members of its major Indiana HMO client, which had decided to manage its membership through its own provider delivery system. Revenues from this client accounted for $17.8 million, or 51% of CompCare's operating revenue, and $15.0 million, or 40%, of CompCare’s operating revenues for the year ended December 31, 2008 and the period from January 13 to December 31, 2007, respectively. In addition, CompCare’s contract with a Maryland HMO covering approximately 11,000 Medicare members ended December 31, 2008. This contract accounted for $1.9 million, or 5%, and $1.3 million, or 4% of CompCare's revenues for the year ended December 31, 2008 and the period from January 13 to December 31, 2007, respectively.

In October 2008, CompCare was awarded full accreditation by the NCQA.  NCQA accreditation validates that CompCare meets managed behavioral healthcare organization (MBHO) accreditation standards that govern quality improvement, utilization management, provider credentialing, members’ rights and responsibilities, and preventative care.  These standards confirm that an MBHO is founded on principles of quality and is continuously improving the clinical care and services it provides.  Full accreditation is granted for a period of three years to those plans that meet the NCQA’s rigorous standards.

How We Measure Our Results

Our healthcare services revenues to date have been primarily generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA Treatment Program, and from patient service revenues related to our licensing and management services agreements with managed treatment centers. Our technology license and management services agreements provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by managed treatment centers generate higher average revenues per PROMETA patient than our other licensed sites due to consolidation of their gross patient revenues in our financial statements.  Key indicators of our financial performance will be the number of health plans and other organizations that contract with us for our Catasys products, the number of managed care lives covered by such plans, and the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA Treatment Program. Additionally, our financial results will depend on our ability to expand the adoption of Catasys and the PROMETA Treatment Program among government and other third party payer groups, and our ability to effectively price these products, and manage general, administrative and other operating costs.

For behavioral health managed care services, our largest expense to date has been CompCare’s cost of behavioral health managed care services that it provides, which is based primarily on its arrangements with healthcare providers. Since CompCare’s costs are subject to increases in healthcare operating expenses based on an increase in the number and frequency of the members seeking behavioral health care services, CompCare’s profitability depends on its ability to predict and effectively manage healthcare operating expenses in relation to the fixed premiums it receives under capitation arrangements.  Providing services on a capitation basis exposes CompCare to the risk that its contracts may ultimately be unprofitable if CompCare is unable to anticipate or control healthcare costs.   Estimation of healthcare operating expense is one of our most significant critical accounting estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates.”

CompCare currently depends upon a relatively small number of customers for a significant percentage of its behavioral health managed care operating revenues. A significant reduction in sales to any of CompCare’s large customers or a customer exerting significant pricing and margin pressures on CompCare would have a material adverse effect on CompCare's consolidated results of operations and financial condition. In the past, some of CompCare’s customers have terminated their arrangements or have significantly reduced the amount of services requested (see Note 12 —Major Customers/Contracts).

Results of Operations

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last three fiscal years (amounts in thousands):

(In thousands)	Year Ended December 31,
	2008	2007	2006
Revenues
Behavioral health managed care services	$35,156	$36,306	$-
Healthcare services	6,074	7,695	3,906
Total revenues	41,230	44,001	3,906

Operating Expenses
Behavioral health managed care expenses	36,496	35,679	-
Cost of healthcare services	1,718	2,052	818
General and administrative expenses	40,741	45,554	38,680
Impairment loss	-	2,387	-
Research and development	3,370	3,358	3,053
Goodwill Impairment	9,775	-	-
Depreciation and amortization	2,733	2,502	1,281
Total operating expenses	94,833	91,532	43,832

Loss from operations	(53,603)	(47,531)	(39,926)

Interest income	830	1,584	1,630
Interest expense	(1,939)	(2,190)	-
Other than temporary loss on marketable securities	(1,428)	-	-
Loss on extinguishment of debt	-	(741)	-
Change in fair value of warrant liabilities	5,744	3,471	-
Other non-operating expense, net	5	32	-
Loss before provision for income taxes	$(50,391)	$(45,375)	$(38,296)

Includes results of CompCare, as reported in our behavioral health managed care segment, which was sold in January 2009.

Summary of Consolidated Operating Results

In 2008, our loss before provision for income taxes included a $9.8 million goodwill impairment charge, a $1.4 million other-than-temporary loss on marketable securities and $3.1 million in costs to streamline our operations. The 2007 loss before provision for income taxes includes a $2.4 million impairment charge related to intangible assets. Additionally, the 2008 results reflect $8.6 million in share-based expense compared to $2.6 million in 2007. Excluding the impact of these charges, the loss before provision for income taxes decreased by $12.9 million in 2008 when compared to 2007, primarily due to a $13.2 million reduction in total operating expenses and a $2.3 million increase in income from the change in fair value of warrant liabilities, partially offset by a $2.8 million decline in total revenues.

The decline in total revenues resulted mainly from the impact of streamlining of our healthcare services operations during 2008 to increase our focus on disease management and managed care opportunities, which included the elimination of field and regional sales personnel and closing of the PROMETA Center in San Francisco, as well as the loss of contracts and decline in membership in behavioral health managed care services.

The reduction in total operating expenses also resulted mainly from the streamlining in healthcare services operations, which accounted for a $13.9 million decrease in operating expenses in that segment compared to 2007 (excluding the impact of impairment charges, costs to streamline our operations and share-based expense), partially offset by an increase in claims expense in behavioral health managed care services.

The 2007 loss before provision for income taxes includes the $2.4 million impairment charge and $2.6 million of share-based expense and the 2006 results include $3.7 million of share-based expense. Excluding the impact of these charges, the loss before provision for income taxes in 2007 increased by $5.9 million compared to 2006, due to the inclusion of a $4.1 million loss from CompCare’s operations, a $6.1 million increase in operating expenses in healthcare services, $2.2 million increase in interest expense on debt outstanding and a $741,000 loss on extinguishment of debt, partially offset by a $3.8 million increase in revenues from healthcare services and favorable $3.5 million fair value adjustment of the warrant liability. We acquired a majority controlling interest in CompCare, resulting from our acquisition of Woodcliff on January 12, 2007, and began including its results in our consolidated financial statements subsequent to that date. These results are reported in our behavioral health managed care services segment.

Our healthcare services revenues virtually doubled in 2007, when compared to 2006. The increase was due to the increase in the number of patients treated at our U.S. licensed sites and at our managed treatment centers, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with government agencies and other third-party payors.

Excluding the impact of CompCare, impairments and share-based expense, operating expenses increased by approximately $6.1 million in 2007 when compared to the same period in 2006. The increase is due mainly to the increase in the number of our sales field personnel, the expansion in number of licensees, the strengthening and expansion in our management and support teams, an increase in funding of clinical research studies and investment in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payors as well as international opportunities.

We incurred approximately $1.9 million of interest expense during the year ended December 31, 2007 associated with the CompCare acquisition-related financing with Highbridge International LLC (Highbridge) that originally consisted of the issuance of a $10 million senior secured note and warrants to purchase our common stock.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006:

(In thousands)	Year Ended December 31,
	2008	2007	2006

Healthcare services	$(44,252)	$(41,270)	$(38,296)
Behavioral health managed care services	(6,139)	(4,105)	-
Loss before provision for income taxes	$(50,391)	$(45,375)	$(38,296)

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2008, 2007 and 2006:

(In thousands, except patient treatment data)	December 31,
	2008	2007	2006
Revenues
U.S. licensees	$2,817	$3,807	$2,650
Managed treatment centers (a)	2,006	2,416	1,137
Other revenues	1,251	1,472	119
Total revenues	6,074	7,695	3,906

Operating Expenses
Cost of healthcare services	1,718	2,052	818
General and administrative expenses
Salaries and benefits	21,392	21,272	16,212
Other expenses	15,667	20,561	22,468
Impairment loss	-	2,387	-
Goodwill impairment	9,775	-	-
Research and development	3,370	3,358	3,053
Depreciation and amortization	1,861	1,578	1,281
Total operating expenses	53,783	51,208	43,832

Loss from operations	(47,709)	(43,513)	(39,926)

Interest income	804	1,439	1,630
Interest expense	(1,663)	(1,926)	-
Other than temporary loss on marketable securities	(1,428)	-	-
Loss on extinguishment of debt	-	(741)	-
Change in fair value of warrant liabilities	5,744	3,471	-
Loss before provision for income taxes	$(44,252)	$(41,270)	$(38,296)

PROMETA Patients Treated
U.S. licensees	504	559	427
Managed treatment centers (a)	148	239	140
Other	69	124	15
	721	922	582
Average revenue per PROMETA patient treated (b)
U.S. licensees	$5,412	$5,444	$5,915
Managed treatment centers (a)	9,041	8,840	8,121
Other	8,449	5,810	2,463
Overall average	6,455	6,374	6,357

(a)	Includes managed and/or licensed PROMETA Centers.
(b)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 decreased $1.6 million compared to 2007, mainly due to a $656,000 decrease in administrative fees earned from new licensees, a decline in the number of sites contributing to revenue, a decease in the number of patients treated at U.S.-licensed sites and managed treatment centers and a $222,000 decrease in revenues from third party payors and international locations, partially offset by increases in non-PROMETA treatments at managed treatment centers. The number of licensed sites contributing to revenue amounted to 49 in 2008 compared to 70 in 2007. The number of patients treated at U.S.-licensed sites decreased to 505 patients in 2008 from 559 in 2007, resulting in a $310,000 decline in revenues. The number of patients treated at managed treatment centers decreased to 148 in 2008 from 239 in 2007, resulting in a $775,000 decline in revenue. The average revenue per treatment remained relatively unchanged at U.S. licensed sites, but increased slightly, by 2%, at managed treatment centers in 2008 compared to 2007. The increase in other treatment revenues at managed treatment centers was driven mainly by revenue from the new center in Dallas, Texas, which commenced operations in August 2007. The decrease in other revenues resulted principally from a decline in revenues from government payors. Our revenue may be further impacted in first quarter of 2009 by market conditions due to the uncertain economy, and also as we maintain our commitment to reduce cash expenditures in components of healthcare services that are revenue generating, but unprofitable.

Operating Expenses

Total operating expenses amounted to $53.8 million in 2008 and include a $9.8 million impairment charge related to the goodwill assigned to healthcare services (following the acquisition of CompCare in 2007). We concluded that the goodwill had become fully impaired as part of our fourth quarter impairment testing, mainly resulting from the decline in the value of the reporting unit that arose from the downward re-pricing of risk that occurred broadly in the equity markets and affected the reporting unit in the quarter.  Additionally, 2008 expense includes $8.5 million of share-based expense (in addition to the $596,000 of share-based expense included in costs associated with streamlining our operations).

Also, 2008 expenses included $3.1 million (including $596,000 in share-based expense) in costs associated with actions taken to streamline our operations in January, April and the fourth quarter of 2008 to increase our focus on managed care opportunities. In January 2008, the actions we took to streamline operations included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, and reducing overall overhead costs and the number of outside consultants, all of which resulted in an overall reduction of operating expenses by 25% to 30% for the remainder of 2008. In April 2008, we took further action to streamline our operations by reducing total operating expenses an additional 20% to 25% for the remainder of 2008. Beginning in the fourth quarter of 2008, we initiated actions to reduce our operating expenditures by an additional $10.2 million from the third quarter 2008 expenditure level, resulting in total budgeted operating expenses of approximately $17.7 million for 2009.

Total operating expenses in 2007 amounted to $51.2 million and included a $2.4 million impairment charge related to the non-cash stock settlement reached with XINO Corporation (see discussion below) and $2.5 million in share-based expense.

Excluding the impact of the impairment charges, costs associated with streamlining our operations and share-based expense, operating expenses decreased by $13.8 million in 2008, compared to the same period in 2007, primarily due to a $13.8 million decrease in general and administrative expenses and a $334,000 decrease in costs of healthcare services, partially offset by a $283,000 increase in depreciation & amortization.

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment centers (including PROMETA Centers) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs primarily reflects the decrease in revenues from these treatment centers.

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including support and occupancy costs, outside services and marketing. Excluding the impairment and costs associated with streamlining our operations, general and administrative expenses decreased by $13.8 million during the year ended December 31, 2008 compared to the same period in 2007, due to decreases in all categories of expense. Salaries and benefits expense decreased by $6.0 million in 2008 compared to 2007, due to the decrease in personnel from 160 employees at December 31, 2007 to 81 employees at December 31, 2008, as we eliminated manager and staff positions in the field supporting our licensed sites and decreased our corporate staff supporting operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, decreased by $2.6 million in 2008 compared to 2007 due to the overall decrease in staffing and corporate infrastructure. Costs related to outside services, such as audit, legal, investor relations, marketing, business development, advertising and other consulting expenses decreased by $4.7 million in 2008 compared to 2007. Overall consulting expense declined by $1.7 million, advertising expense decreased by $1.5 million and legal costs were reduced by $927,000, compared to 2007.

Research and development expense remained relatively unchanged in 2008, compared to 2007.

Interest Income

Interest income for the year ended December 31, 2008 decreased compared to the same period in 2007 due to a decrease in the average invested balance of cash equivalents and marketable securities, and a decrease in average interest rates.

Interest Expense

Interest expense primarily relates to debt outstanding, which includes the $5 million amended senior secured note issued to Highbridge, the $5.8 million UBS line of credit and the CompCare convertible notes. The note issued to Highbridge bears interest at a rate equal to prime plus 2.5% (6.50% at December 31, 2008) and the UBS line of credit bears interest at a rate equal to the 91-day U.S. Treasury bill rate plus 120 basis points. For the year ended December 31, 2008, interest expense decreased by $263,000 when compared to the prior year, primarily from a lower average amount of debt outstanding and a decline in average interest rates.

Other than Temporary Loss on Marketable Securities

An impairment charge of $1.4 million related to our auction rate securities portfolio (ARS) was recognized in the fourth quarter of 2008.  ARS with an original par value of $11.5 million were written down to an estimated fair value of $10.1 million as of December 31 2008. The charge was deemed necessary after an analysis of other-than-temporary impairment factors, including the severity of decline in the ARS, the length of time that the estimated fair value of the ARS had been below book value, our intent and ability to hold the ARS until they recover in value and current financial market conditions.

Change in Fair Value of Warrant Liability

Warrants issued in connection with a registered direct stock placement completed on November 7, 2007 and warrants issued in connection with the Highbridge note issued on January 18, 2007 and amended on July 31, 2008, are being accounted for as liabilities in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), based on an analysis of the terms and conditions of the warrant agreement.

The fair value of the warrants issued in connection with the November 7, 2007 registered direct stock placement (five-year warrants to purchase approximately 2.4 million shares of our common stock at an exercise price of $5.75) amounted to $49,000 and $2.8 million on December 31, 2008 and 2007, respectively, resulting in a $2.7 million non-operating gain in the Consolidated Statement of Operations for 2008. For the warrants issued in connection with the Highbridge note (five-year warrant to purchase approximately 1.3 million shares of our common stock at an exercise price of $2.15, based on amended terms), the estimated fair value amounted to $1.8 million on the date of issuance and $107,000 at December 31, 2008, resulting in a $1.7 million non-operating gain in the Consolidated Statement of Operations for 2008. Additionally, we recognized $1.3 million for the change in valuation related to prior periods, after the classification of the original warrants was reassessed at the date of amendment and reclassified from additional paid-in capital to liabilities. Both warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2007 virtually doubled compared to 2006, due to an increase in the number of patients treated across all of our markets, expansion of the number of contributing licensees, administrative fees from new licensees and other revenues from the commencement of international operations and licenses with third-party payors. The number of PROMETA patients treated increased by 58% in 2007 compared to 2006. The number of licensed sites that contributed to revenues increased to 70 for the year ended December 31, 2007 compared to 41 sites contributing to revenues in 2006, including two new PROMETA Centers that were opened in San Francisco and New Jersey in January 2007, and the addition of a managed treatment center in Dallas, Texas, in August 2007.  The average revenue per patient treated at U.S. licensed sites in 2007 decreased compared to 2006 due to higher average discounts granted by our licensees resulting principally from the launch of a patient assistance program with our licensees, new site training and business development initiatives. The average revenue for PROMETA patients treated at the managed treatment centers increased in 2007 from 2006 due to a lower percentage of discounted and training patients, and is higher than our other licensed sites due to the consolidation of their gross patient revenues in our financial statements. Other revenues in 2007 consisted of revenues from our international operations and third-party payors. International revenues in 2007 include the commencement of operations in Europe in the first quarter of 2007 and revenues from Panama commencing in September 2007.

Operating Expenses

Total operating expenses increased by $7.4 million during the year ended December 31, 2007 compared to the same period in 2006, as we incurred a $2.4 million impairment loss related to the non-cash stock settlement reached with XINO Corporation, increased the number of our sales field personnel, expanded the number of licensees, strengthened and expanded our management and support teams, increased funding for clinical research studies and invested in development of additional markets for our services, including managed care, statewide agencies, criminal justice systems and other third-party payors as well as international opportunities.

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

General and administrative expenses consist primarily of salaries and benefits expense and other operating expense, including support and occupancy costs, outside services and marketing. General and administrative expenses increased by $3.2 million during the year ended December 31, 2007 compared to the same period in 2006, due mainly to an increase in salaries and benefits expenses and support and occupancy costs, partially offset by reductions in certain outside services costs and advertising expenses. Salaries and benefits expenses increased by $5.1 million in 2007 compared to 2006, due to the increase in personnel from 120 employees at December 31, 2007 to approximately 160 employees at December 31, 2007, as we added managers and staff in the field to support our licensed sites, increased our corporate staff to support our rapid growth in operations, research, sales and marketing efforts, new business initiatives and general and administrative functions. Support and occupancy costs, such as insurance, rent and travel costs, increased by $2.5 million in 2007 compared to 2006 due to the growth of our business and the resulting overall increase in staffing and corporate infrastructure to support this growth.  Costs related to outside services, such as audit, legal, investor relations, marketing, business development and other consulting expenses and non-cash stock-based compensation charges for services received from non-employees, decreased by $1.9 million in 2007 compared to 2006. Advertising expense declined to $872,000 from $3.4 million in 2006, primarily due to increased costs for a drug addiction awareness campaign for PROMETA in the first half of 2006.

The impairment loss of $2.4 million resulted from the non-cash settlement agreement reached with XINO Corporation in August 2007 to release 310,000 of the 360,000 shares of our common stock previously issued to XINO in 2003 in connection with our acquisition of a patent for a treatment method for opiate addition, which has never been utilized in our business plan.

Research and development expense increased by $306,000 in 2007 compared to 2006 due to an increase in funding for unrestricted grants for research studies to evaluate the clinical effectiveness of our PROMETA Treatment Program and the commencement of additional commercial pilot studies.

Interest Income

Interest income for the year ended December 31, 2007 decreased compared to the same period in 2006 due to a decrease in the average invested balance of cash equivalents and marketable securities, and a decrease in average interest rates.

Interest Expense

Interest expense primarily relates to the $10 million senior secured note issued on January 17, 2007 to finance the CompCare acquisition, accrued at a rate equal to prime plus 2.5% (9.75% at December 31, 2007). For the year ended December 31, 2008, interest expense includes $949,000 in amortization of the $1.4 million discount resulting from the value allocated to the warrants issued with the debt and related borrowing costs.  As discussed more fully in Note 6 – Debt Outstanding, we entered into a redemption agreement to redeem $5 million in principal related to the senior secured notes as part of the securities offering completed on November 7, 2007.

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

Change in Fair Value of Warrant Liability

We issued five-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million, and was accounted for as a liability in accordance with EITF 00-19. The warrant liability was revalued at $2.8 million at December 31, 2007, resulting in a $3.5 million non-operating gain to the statement of operations. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Behavioral Health Managed Care Services

The following table summarizes the operating results for behavioral health managed care services for the year ended December 31, 2008 and the period January 13 through December 31, 2007, which consisted entirely of the operations of CompCare subsequent to our acquisition of a majority controlling interest in CompCare on January 12, 2007 and related purchase accounting adjustments. CompCare’s operating results for periods prior to the acquisition are not included in our consolidated financial statements.  In January 2009, we sold our interest in CompCare.

		For the period
	For the year	January 13
	ended	through
(In thousands)	December 31,	December 31,
	2008	2007
Revenues
Capitated contracts	$34,117	$35,226
Non-capitated contracts	1,039	1,080
Total revenues	35,156	36,306

Operating Expenses
Claims expense	30,492	29,041
Other behavioral health managed care services expense	6,004	6,638
Total healthcare operating expense	36,496	35,679
General and administrative expenses	3,682	3,721
Depreciation and amortization	872	923
Loss from operations	(5,894)	(4,017)

Other non-operating income, net	5	32
Interest income	26	143
Interest expense	(276)	(263)
Loss before provision for income taxes	$(6,139)	$(4,105)

Total membership	959,000	1,025,000
Medical Loss Ratio (1)	89%	82%

(1) Medical loss ratio reflects claims expenses as a percentage of revenue of capitated contracts.

Year Ended December 31, 2008 Compared to Period January 13, 2007 through December 31, 2007

Revenues

Operating revenues from capitated contracts decreased by $1.1 million, or approximately 3%, for the year ended December 31, 2008 compared to the period January 13 through December 31, 2007. The decline stems mainly from the loss of two clients in Indiana and one in Texas accounting for approximately $5.7 million of revenue during the period January 13 through December 31, 2007, compared to $37,000 during the year ended December 31, 2008. The decrease was partially offset by revenue attributable to twelve more days in the 2008 period, accounting for approximately $1.2 million, and $3.7 million of additional business from four existing customers in Indiana, Maryland and Michigan. The decrease in non-capitated revenue is primarily attributable to the loss of business from customers in Indiana and Texas.

Operating Expenses

For the year ended December 31, 2008, claims expense on capitated contracts increased by approximately $1.5 million when compared to the period January 13 through December 31, 2007, due to a higher medical loss ratio experienced with the major Indiana HMO client and the additional twelve days included in our consolidated financial statements for the 2008 period relative to 2007. Claims expense as a percentage of capitated revenues increased from 83.5% for the period January 13 through December 31, 2007 to 89.4% for the year ended December 31, 2008 due to a high medical loss ratio experienced with CompCare's major Indiana client.

The decline in other healthcare expenses (which are attributable to servicing both capitated and non-capitated contracts) in 2008 compared to the period January 13 through December 31, 2007, was due mainly to staff decreases in response to the loss of revenues in Indiana and Pennsylvania.

General and administrative expenses decreased slightly in 2008 compared to the period January 13 through December 31, 2007, due primarily to the impact of cost-reduction efforts in the third and fourth quarter of 2008, the $416,000 in severance costs incurred from the retirement of CompCare’s former CEO in 2007, $239,000 in costs and expenses incurred in 2007 relating to the acquisition and proposed merger between our company and CompCare and for legal services in defense against two class action lawsuits related to the proposed merger that have subsequently been dismissed. The decreases were partially offset by the impact of twelve more days in 2008 compared to the period in the prior year, increased consulting fees for compliance and information system management services, $80,000 in additional compensation expense from stock options due to option grants subsequent to September 30, 2007, and increased financial advisory fees. General and administrative expense as a percentage of operating revenue was approximately 10% for both 2008 and the period January 13, 2007 to December 31, 2007.

Depreciation and amortization in 2008 and the period January 13 through December 31, 2007 includes $719,000 and $775,000, respectively, of amortization related to the fair value attributable to managed care contracts and other identifiable intangible assets acquired as part of the CompCare acquisition.

Interest Income

Interest income for 2008 decreased compared to the period January 13 through December 31, 2007 due to a decline in the average balance of cash, cash equivalents and marketable securities, and in average investment yields.

Interest Expense

Interest expense primarily relates to the $2.2 million in 7.5% convertible subordinated debentures at CompCare and includes approximately $84,000 and $78,000 of amortization related to the purchase price allocation adjustment related to the CompCare acquisition for 2008 and the period January 13 through December 31, 2007, respectively.

Liquidity and Capital Resources

Liquidity

As of December 31, 2008, we had a balance of approximately $11.0 million in cash, cash equivalents and current marketable securities, of which approximately $1.1 million was held by CompCare. In addition, we had approximately $10.1 million (net of $1.4 million impairment charge for other than temporary decline in value) of ARS, which are classified in long-term assets as of December 31, 2008.

 ARS are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. We believe that we ultimately should be able to liquidate all of our ARS investments without significant loss because the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government. However, current conditions in the ARS market make it likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on the foregoing, we believe at the current time that our ARS investments most likely cannot be sold at par within the next 12 months. Therefore, we have classified the ARS investments in long-term assets at December 31, 2008.

In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As discussed below in “Capital Structure & Financing Activities” below, UBS has provided us, as part of the offering, a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008.

Due to our current financial condition, we are no longer able to conclude that we have the ability to hold the ARS until we are able to recover full value for them. Accordingly, we recorded a $1.4 million impairment charge for other than temporary decline in value of the ARS as of December 31, 2008. If current market conditions deteriorate further, the credit rating of the ARS issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to make further adjustments to the carrying value of the ARS through impairment charges in the Consolidated Statement of Operations, and any such impairment adjustments may be material.

As of December 31, 2008, we had a working capital deficit of approximately $11.5 million, of which $5.6 million is related to CompCare, which was sold on January 20, 2009. Additionally, our working capital deficit is impacted by $5.7 million of outstanding borrowings under the UBS line of credit that is payable on demand and classified in current liabilities, but are secured by $10.1 million of ARS investments that are classified in long-term assets as discussed above.  We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur net losses and negative operating cash flows for at least the next twelve months. As of December 31, 2008, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern. Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses.   In the fourth quarter of 2008, management took actions that resulted in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008.  In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and PROMETA Center operations and related corporate staff and a reduction in certain support and occupancy costs, consulting and other outside services if required. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We may exit additional markets in our licensee and PROMETA Center operations to reduce costs or if management determines that those markets will not provide short term profitability. Additionally, we are pursuing new Catasys contracts, additional capital and will consider liquidating our ARS, if necessary. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue. We have been in discussions with third parties regarding financing that management anticipates would, if concluded, meet our capital needs. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

CompCare

As of December 31, 2008, CompCare had net cash on hand of approximately $1.1 million, a working capital deficit of $5.7 million and a stockholders’ equity deficit of $9.2 million. On January 20, 2009 we sold our entire interest in CompCare for gross proceeds of $1.5 million and as a result we are under no obligation to provide CompCare with any form if financing or cash investment.

Cash Flows

Net cash used in operating activities included $24.0 million and $41.3 million for healthcare services operations during 2008 and 2007, respectively. The primary source of funds in our healthcare services operations includes revenue from licensing the PROMETA Treatment Program and managed treatment centers and revenues from government and third-party payors. Use of funds in operating activities include general and administrative expense (excluding share-based expense), cost of healthcare services revenue and research and development costs, which totaled approximately $32.6 million in 2008, compared to $44.7 million for 2007. The decrease in net cash used between 2008 and 2007 reflects the decline in such expenses, resulting mainly from our efforts to streamline operations, as described below.

In January 2008, we streamlined our healthcare services operations to increase our focus on managed care opportunities, which resulted in an overall reduction of 25% to 30% of operating expenses from prior levels. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco and reducing overall overhead costs and the number of outside consultants. In April 2008 we continued to streamline our operations by reducing future monthly costs an additional 20% to 25% compared to the three months ended March 31, 2008.  Following the streamlining actions taken in January 2008 and April 2008, general and administrative expense (excluding share-based expense), cost of healthcare services revenue and research and development costs were $6.1 million in the fourth quarter ended December 31, 2008, compared to $10.7 million, $8.5 million and $7.3 million in the first, second and third quarters of 2008, respectively, and an average of $11.2 million per quarter in 2007. Beginning in the fourth quarter of 2008, we have initiated actions to reduce our operating expenses by an additional $10.2 million from the third quarter 2008 expenditure level, resulting in total budgeted operating expenses of approximately $17.7 million for 2009.

We recorded approximately $3.1 million in costs associated with these actions during 2008, which primarily represent severance and related benefits and costs incurred to close the San Francisco PROMETA Center and international operations. All such costs are included in general and administrative expenses in the Consolidated Statement of Operations.

During 2008, we expended approximately $993,000 in capital expenditures for the development of our information systems and other equipment needs. We expect our capital expenditures to be approximately $40,000 during 2009. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Other

Additionally, we have received $2.0 million and $1.7 million of proceeds from exercises of stock options and warrants during the years ended December 31, 2007 and 2006. There were no exercises of stock options and warrants during 2008.

Investment in CompCare

In January 2007, we acquired all of the outstanding membership interests of Woodcliff for $9 million in cash and approximately 215,000 shares of our common stock. Woodcliff owns 1,739,000 shares of common stock and 14,400 shares of Series A Convertible Preferred Stock of CompCare, the conversion of which would result in us owning over 50% the outstanding shares of common stock of CompCare as of that date. The preferred stock has voting rights and, combined with the common shares held by us, gives us voting control over CompCare.  The preferred stock gives us rights, including:

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

We received $10 million in proceeds from the issuance of a secured note to finance the cash portion of the CompCare acquisition. See discussion in “Highbridge Senior Secured Note” below.

Our controlling interest in CompCare did not require any material amount of additional cash investment or expenditures by us in 2008, other than expenditures made by CompCare from its existing cash reserves and cash flow from its operations.

Pursuant to a stock purchase agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc (CCCG), dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We expect to recognize a gain of approximately $11.2 million from the sale of our CompCare interest, which will be included in our Consolidated Statement of Operations for the three month period ending March 31, 2009.

CompCare Cash Flow

During the year ended December 31, 2008, CompCare's net cash and cash equivalents decreased by $5.2 million.  Net cash used in behavioral health managed care operations totaled $5.5 million, attributable primarily to payment of claims on the Indiana, Pennsylvania, and Maryland contracts which have experienced high utilization of services by members.  Approximately $1.5 million of the total cash usage was due to a timing difference in the monthly capitation remittance from CompCare’s large Indiana client, which was received in January 2009.  In addition, approximately $0.7 million in cash was used to pay accrued claims payable relating to three contracts that terminated during the quarter ended December 31, 2007, and $416,000 was used to make a contractually required severance payment to CompCare’s former Chief Executive Officer.  Cash used in investing activities is comprised of $48,000 in additions to property and equipment offset by $27,000 in proceeds from payments received on notes receivable.  Cash provided by financing activities consists primarily of $163,000 in net proceeds from the issuance of common stock and $200,000 from the issuance of a convertible promissory note in September 2008, providing additional funds for working capital purposes.  Other cash flows from financing activities consist of repayment of debt of $55,000.

At December 31, 2008, CompCare had a working capital deficit of $5.7 million and a stockholders’ deficit of $9.2 million.  During June and July of 2008, CompCare reduced its usage of consultants and temporary employees and eliminated certain staffing positions.  In addition CompCare implemented a 10% salary reduction for employees at the vice president level and above and reduced outside directors fees by 10%. CompCare has also requested rate increases from several of its existing clients. In February 2009, CompCare obtained additional equity financing in the amount of $1.6 million through the sale of 6.4 million shares of its unregistered common stock to two investors.

The unpaid claims liability for managed care services is estimated using an industry-accepted actuarial paid completion factor methodology and other statistical analyses. These estimates are subject to the effects of trends in utilization and other factors.  Although considerable variability is inherent in such estimates, CompCare believes that the unpaid claims liability is adequate. However, actual results could differ from the $6.8 million claims payable amount reported as of December 31, 2008.

Capital Structure & Financing Activities

Public and Private Placement Stock Offerings

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
		$150.0

On November 7, 2007, we completed a registered direct placement, in which we issued an aggregate of 9,635,000 shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million, with select institutional investors. We also issued five-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. Included in the gross proceeds was $5.35 million from the conversion of $5 million of the senior secured notes issued to Highbridge (see discussion below), which includes $350,000 based on a redemption price of 107% of the principal amount being redeemed pursuant to a redemption agreement entered into with Highbridge in November 2007. The fair value of the warrants at the date of issue was estimated at $6.3 million, accounted for as a liability in accordance with EITF 00-19. We incurred approximately $3.2 million in fees to placement agents and other transaction costs in connection with the transaction.

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

Highbridge Senior Secured Note

In January 2007, to finance the CompCare acquisition, we entered into a securities purchase agreement pursuant to which we sold to Highbridge (a) $10 million original principal amount of senior secured notes and (b) warrants to purchase up to approximately 250,000 shares of our common stock (adjusted to 285,000 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and matures on January 15, 2010, The note was redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and was originally redeemable at the option of Highbridge beginning on July 18, 2008.

Total original funds received of $10.0 million were allocated to the warrant and the senior secured note in the amounts of $1.4 million and $8.6 million, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant was treated as a discount to the note and was amortized to interest expense over the 18 month period between the date of issuance (January 17, 2007) and the date that Highbridge first had the right to redeem the note (July 18, 2008), using the effective interest method. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which were allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments, and was deferred and also amortized over the same 18-month period.

The original warrant issued had a term of five years, and was initially exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. Pursuant to an anti-dilution adjustment clause in the note, the exercise price of the warrant was adjusted to $10.52 per share and the number of shares was adjusted to 285,185. The warrant is subject to further adjustments if we sell or are deemed to have sold shares at a price below the adjusted exercise price per share, and will be proportionately adjusted for stock splits or dividends. Similarly, if we were to issue convertible debt, the anti-dilution adjustment would also be triggered should the conversion price be less than it current price per share.

We entered into a redemption agreement with Highbridge to redeem $5 million in principal related to the senior secured note as part of our securities offering completed on November 7, 2007. Included in the gross proceeds received on that date was $5.35 million for the conversion of $5 million of the senior note, which also included payment of $350,000 for an early redemption penalty, based on a redemption price of 107% of the principal amount being redeemed pursuant to the redemption agreement. The $350,000 is included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount redeemed was recognized as a loss of $741,000 on extinguishment of debt in our statement of operations during the year ended December 31, 2007.

On July 31, 2008, we amended the note to extend, from July 18, 2008 to July 18, 2009, the optional redemption date exercisable by Highbridge for the $5 million remaining under the Note, and remove certain restrictions on our ability to obtain a margin loan on our ARS. In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including, without limitation, the conversion of some or all of our ARS into cash. We also granted Highbridge a right of first refusal relating to the disposition of our ARS and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share. The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008. The terms of the amended warrant required that it be accounted for as a liability in accordance in EITF 00-19 and the fair value amounted to $1.8 million at the date of amendment. The interest terms of the note remained unchanged at a rate of prime plus 2.5%, which amounted to a current interest rate at December 31, 2008 of 5.75% and the note is classified in short-term liabilities on our consolidated balance sheet.

Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the amended note was considered to have substantially different terms and was accounted for in the same manner as a debt extinguishment. The difference between the fair value of the amended debt and the carrying value of the original debt amounted to $1.7 million and was recognized as a debt extinguishment gain. The incremental fair value of the amended warrant compared to the original warrant, treated as consideration granted by us for the amendment, amounted to $1.7 million on the date of amendment and was accounted for as a debt extinguishment loss since the amendment is being accounted for as a debt extinguishment. The gain and loss on the debt extinguishment offset each other and netted to a zero amount. The difference between the fair value and principal amount of the amended debt, amounting to $1.7 million, is being treated as a discount to the note and is being amortized to interest expense over a 12-month period, until the July 18, 2009 optional redemption date. The warrant liability was revalued at $107,000 at December 31, 2008, resulting in $1.7 million non-operating gain included in our Consolidated Statement of Operations for the year ended December 31, 2008. We will continue to re-measure the warrants at fair value each reporting period until they are completely settled or expire.

The senior secured note restricts any new debt offerings so that we are only able to issue unsecured, subordinated debt so long as the principal payments are beyond the maturity of the senior secured note  (January 15, 2010) and the interest rate is not greater than the senior secured note rate (Prime+2.5%). The new debt cannot have call rights during the senior secured note term and Highbridge must consent to the issuance of new debt.

In connection with the financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets owned at the date of the original note or acquired thereafter. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we delivered equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise deal with the pledged collateral. There are no material financial covenant provisions associated with the senior secured note.

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

As discussed above in “Liquidity,” UBS made a “Rights” offering to its clients in October 2008, pursuant to which we are entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS has provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

As of December 31, 2008, the outstanding balance on our line of credit was $5.7 million. The loan is subject to a rate of interest based upon the current 91-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is carried in short-term liabilities on our Consolidated Balance Sheet.

CompCare

Debt outstanding also includes 7.5% convertible subordinated debentures of CompCare with a remaining principal balance of $2,244,000. As part of the acquisition-related purchase price allocation, an adjustment of $266,000 was made at the date of acquisition to reduce the carrying value of this debt to its estimated fair value. This adjustment was treated as a discount and is being amortized over the remaining contractual maturity term of the note (April 2010) using the effective interest method.

On September 3, 2008, CompCare entered into a purchase agreement with an investor, in which it issued 200,000 shares of CompCare common stock and a $200,000 convertible promissory note for aggregate consideration of $250,000. CompCare intends to use the net proceeds from the sale of stock and the promissory note for working capital and general corporate purposes. The promissory note matures August 31, 2011 and bears interest at the rate of 8.5% per annum, payable monthly in arrears. The promissory note is convertible into CompCare common stock at the rate of $0.25 per share.

As discussed above, we sold our interest in CompCare in January 2009.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2008 (in thousands):

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations, including interest (4)	$13,494	$11,165	$2,329	$-	$-
Claims payable (1)	6,791	6,791	-	-	-
Reinsurance claims payable (2)	2,526	-	2,526	-	-
Capital lease obligations (5)	351	191	160	-	-
Operating lease obligations (3)	3,977	1,756	2,206	15	-
Contractual commitments for clinical studies	2,910	1,257	1,653	-	-
	$30,049	$21,160	$8,874	$15	$-

(1)
These CompCare claim liabilities represent the best estimate of benefits to be paid under capitated contracts and consist of reserves for claims and IBNR. Because of the nature of such contracts, there is typically no minimum contractual commitment associated with covered claims. Both the amounts and timing of such payments are estimates, and the actual claims paid could differ from the estimated amounts presented.

(2)
This item represents a CompCare liability relating to denied claims for a terminated reinsurance contract.  Any adjustment to the reinsurance claims liability would be accounted for in the statement of operations in the period in which the adjustment is determined.

(3)
Operating lease commitments for our and CompCare’s corporate office facilities, two PROMETA Centers, including deferred rent liability, a managed treatment center in Dallas, Texas and facilities related to our international operations. These amounts include $1.1 million related to CompCare, which was sold in January 2009.

(4)	Includes $2.5 million related to CompCare, which was sold in January 2009.
(5)	Includes $141,000 related to CompCare, which was sold in January 2009.

Off-Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. GAAP require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to behavioral health managed care services revenue recognition, managed care premium deficiencies, accrued claims payable and claims expense for managed care services, share-based compensation expense, the impairment assessments for goodwill and other intangible assets and valuation of marketable securities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below:

Managed Care Services Revenue Recognition

CompCare provides managed behavioral healthcare and substance abuse services to recipients, primarily through subcontracts with HMOs.  Revenue under the vast majority of these agreements is earned and recognized monthly based on the number of covered members as reported to us by our clients regardless of whether services actually provided are lesser or greater than anticipated when we entered into such contracts (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Consequently, the vast majority of our managed behavioral healthcare revenue is determined by the monthly receipt of covered member information and the associated payment from the client, thereby removing uncertainty and precluding us from needing to make assumptions to estimate monthly revenue amounts.

CompCare may experience adjustments to its revenues to reflect changes in the number and eligibility status of members subsequent to when revenue is recognized. Subsequent adjustments to CompCare’s revenue have not been material in the past.

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

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2008, CompCare believes no contract loss reserve for future periods is necessary for these contracts.

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

The cost of behavioral health services is recognized in the period in which an eligible member actually receives services and includes an estimate of IBNR. CompCare contracts with various healthcare providers including hospitals, physician groups and other managed care organizations either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when it receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.  CompCare then determines whether (1) the member is eligible to receive such services, (2) the service provided is medically necessary and is covered by the benefit plan’s certificate of coverage, and (3) the service has been authorized by one of CompCare’s employees.  If all of these requirements are met, the claim is entered into CompCare’s claims system for payment and the associated cost of behavioral health services is recognized. If the claim is denied, the service provider is notified and has appeal rights under their contract with CompCare.

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

At December 31, 2008, CompCare’s management determined its best estimate of the accrued claims liability to be $6.8 million. Approximately $3.4 million of the accrued claims payable balance at December 31, 2008 is attributable to the major HMO contract in Indiana that started January 1, 2007 and terminated on December 31, 2008.

Accrued claims payable at December 31, 2008 and 2007 comprises approximately $1.6 million and $1.1 million of submitted and approved claims, which had not yet been paid, and $5.2 million and $4.4 million for IBNR claims, respectively.

Many aspects of the managed care business are not predictable with consistency, and therefore, estimating IBNR claims involves a significant amount of management judgment.  Actual claims incurred could differ from the estimated claims payable amount presented.  The following are factors that would have an impact on CompCare’s future operations and financial condition:

●	Changes in utilization patterns
●	Changes in healthcare costs
●	Changes in claims submission timeframes by providers
●	Success in renegotiating contracts with healthcare providers
●	Occurrence of catastrophes
●	Changes in benefit plan design
●	The impact of present or future state and federal regulations.

A 5% increase or decrease in assumed healthcare cost trends from those used in the calculations of IBNR at December 31, 2008, could increase or decrease CompCare’s claims expense by approximately $127,000.

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of Statement of Financial Accounting Standards (SFAS) 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123, Accounting for Stock-Based Compensation and FASB Emerging Issues Task Force Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services. We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term, since we have a limited history as a public company and complete reliance on our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2008 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2008, 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination in accordance with SFAS 123R. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards under SFAS 123R and were accounted for as new non-employee awards under EITF 96-18. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed.

Goodwill

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is subject to impairment tests. Our policy is to evaluate goodwill assigned to both our healthcare services and behavioral health managed care reporting units for impairment annually, at each year-end and between annual evaluations, if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount.

There are two steps in applying the goodwill impairment test per SFAS 142. The first step is to determine whether there is a potential impairment. The fair values of our two reporting units are compared to the reporting unit’s carrying book value amounts, including the goodwill. If the fair values of our reporting units exceed their carrying amounts, then the goodwill associated with the reporting unit is considered not to be impaired and the second step of the impairment test is unnecessary. If the carrying amounts of our reporting units exceed their fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. In estimating the fair value of the reporting units, we consider both the income and market approaches to fair value determination. The income approach is based on a discounted cash flow methodology, in which we make our best assumptions regarding future cash flows and a discount rate to be applied to the cash flows to yield a present, fair value of the reporting unit. The market approach is based primarily on reference to transactions involving the company’s common stock and the quoted market prices of our common stock.

Due to the decline in trading price of Hythiam’s and CompCare’s common stock during 2008, and the resulting lower valuation of our reporting units relative to their book value, we have tested goodwill for impairment at each quarter-end without exception. However, in January 2009, as part of our fourth quarter impairment testing, we concluded that the goodwill in our healthcare services reporting unit had been impaired mainly resulting from the decline in the value of the reporting unit that arose from the downward re-pricing of risk that occurred broadly in the equity markets and affected the reporting unit in the quarter. Based on a valuation of our healthcare services reporting unit, utilizing the income approach, the estimated, implied fair value of the goodwill was determined to be fully impaired and the $9.8 million carrying value was recorded as an impairment charge in our Consolidated Statement of Operations for the year ended December 31, 2008.

In reviewing the $493,000 of goodwill relating to the behavioral health managed care services reporting unit, we approximated the value of the reporting unit by considering the $1.5 million proceeds and $11.2 million estimated gain on the sale of our interest in CompCare on January 20, 2009 and other factors, in concluding that the estimated fair value of the reporting unit exceeded its book value and the goodwill was recoverable.

Impairment of Intangible Assets

We have capitalized significant costs for acquiring patents and other intellectual property directly related to our products and services. In addition, intangible assets include identified intangible assets acquired as part of the CompCare acquisition, including the value of managed care contracts, the value of the healthcare provider network and the professional designation from the NCQA. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review our intangible assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and/or their eventual disposition. If the estimated undiscounted future cash flows are less than their carrying amount, we record an impairment loss to recognize a loss for the difference between the assets’ fair value and their carrying value. Since we have not recognized significant revenue to date, our estimates of future revenue may not be realized and the net realizable value of our capitalized costs of intellectual property or other intangible assets may become impaired.

In August 2007, we recorded an impairment charge of $2.4 million, when we recognized the fair value of 310,000 shares of our common stock that had been previously issued as additional consideration related to the purchase of an opiate patent which has never been utilized in our business plan. The shares had been subject to a stock pledge agreement pending the resolution of certain contingencies until we agreed to release the shares as a result of a settlement agreement reached in August 2007 with the seller of the patent. The fair value of these shares was based on the closing stock price on the date of the settlement

We have evaluated the carrying values of intangible assets for possible impairment at reporting period-end during 2008 and at December 31, 2008 without exception, since the projected undiscounted cash flows were sufficient to recover the carrying value. In reviewing the intangible assets relating to CompCare, which amounted to $642,000 at December 31, 2008, we considered the $1.5 million proceeds and $11.2 million estimated gain on the sale of our interest in CompCare on January 20, 2009 among other factors, and determined that such assets were recoverable.

No other impairments were identified in our reviews at December 31, 2008 and 2007. However, we will continue to review these assets for potential impairment each reporting period.

Valuation of Marketable Securities

Investments include ARS, U.S. Treasury bills, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.  Unrealized gains and losses are reported in our Consolidated Balance Sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

Since there have been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist as of December 31, 2008 and un-observable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, and consideration of other factors, we wrote down our ARS portfolio to its estimated fair value of $10.1 million, reflecting a $1.4 million reduction in value. While our valuation model includes inputs based on observable measures (credit quality and interest rates) and un-observable inputs, we determined that the un-observable inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it represents an other-than-temporary decline in value. In making our determination for each investment, we consider the following factors:

●	How long and by how much the fair value of the investments have been below cost
●	The financial condition of the issuers
●	Any downgrades of the investment by rating agencies
●	Default on interest or other terms
●	Our intent and ability to hold the investments long enough for them to recover their value

We determined that the loss in fair value of our ARS investments was other-than-temporary, in connection with our assessment and review of the factors listed above at December 31, 2008. Accordingly, we recognized an impairment loss in non-operating expenses of approximately $1.4 million in our Statement of Operations for the year ended December 31, 2008.

Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. Because we did not elect to apply the fair value accounting option, the adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 did not affect our financial position, results of operations or cash flows.

In October 2008, FASB Staff Position (FSP) on FAS 157-3 was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (FIN) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46, Consolidation of Variable Interest Entities as revised to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ending December 31, 2008.  We are required to consolidate the revenues and expenses of the managed medical corporations.  The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs.  Disclosures regarding our involvement with VIEs are appropriately included in Note 1 – Summary of Significant Accounting Policies, Variable Interest Entities, in Part IV, Item 15 (a) (1) (2) Financial Statements.

Recently Issued

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. SFAS 160 will have no material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141, Business Combinations, and retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141R expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141R also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141R is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We have adopted this statement as of January 1, 2009. The impact that the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values at the time of purchase and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.

As of December 31, 2008 our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  In December, we utilized a third-party valuation firm to assist us with determining the fair market value of our ARS which was estimated to be $10.1 million, resulting in a $1.4 million estimated decline in value.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost
●	The financial condition of the issuers
●	Any downgrades of the securities by rating agencies
●	Default on interest or other terms
●	Our intent & ability to hold the ARS long enough for them to recover their value

We determined that the loss in the fair value of our ARS investments was “other-than-temporary,” in connection with our year end assessment. Accordingly, we recognized an other-than-temporary loss in non-operating expenses of approximately $1.4 million in December 2008, which is reflected as a non-operating expense in our Consolidated Statement of Operations.

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

These securities will be analyzed each reporting period for additional other-than-temporary impairment factors.  Due to the current uncertainty in the credit markets and the terms of the Rights offering with UBS, we have classified the fair value of our ARS as long-term assets as of December 31, 2008.

The weighted average interest rate of marketable securities held at December 31, 2008 was 1.14%. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our ARS because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during 2008, the amount of interest income earned from our investment portfolio in 2008 would have decreased by an estimated amount of $220,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.                  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our internal control over financial reporting is supported by written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

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

BDO Seidman, LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, was engaged to attest to and report on the effectiveness of our internal control over financial reporting as of December 31, 2008. A copy of this report is included at page F-3 of this Annual Report on Form 10-K.

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

The information required by Items 10 through 14 of Part III is incorporated by reference from Item 1 of this report and from registrants’ proxy statement that will be mailed to stockholders in connection with the registrant’s 2009 annual meeting of stockholders.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions.  Our Code of Ethics is listed hereto as Exhibit 14.1.

The remaining information required under Item 10 is incorporated by reference from Item 1 of this report and from registrant’s definitive proxy statement for the 2009 annual meeting.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference from registrant’s definitive proxy statement for the 2009 annual meeting.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference from registrant’s definitive proxy statement for the 2009 annual meeting.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference from registrant’s definitive proxy statement for the 2009 annual meeting.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference from registrant’s definitive proxy statement for the 2009 annual meeting.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1),(2)                      Financial Statements

The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.

(a)(3)              Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1
Stock Purchase Agreement between WoodCliff Healthcare Investment Partners,
LLC and Core Corporate Consulting Group, Inc., dated January 14, 2009, incorporated by reference to Exhibit 10.1 of the Hythiam Inc.’s current report on
Form 8-K/A filed January 26, 2009.

3.1
Certificate of Incorporation of Hythiam, Inc., a Delaware corporation, filed with the Secretary of State of Delaware on September 29, 2003, incorporated by reference to exhibit of the same number of Hythiam Inc.’s Form 8-K filed September 30, 2003.

3.2	By-Laws of Hythiam, Inc., a Delaware corporation, incorporated by reference to exhibit of the same number of Hythiam, Inc.’s Form 8-K filed September 30, 2003.
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
10.1*	2003 Stock Incentive Plan, incorporated by reference to exhibit of the same number of Hythiam Inc.’s Form 8-K filed September 30, 2003.
10.2*
Employment Agreement between Hythiam, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

10.3*
Employment Agreement between Hythiam, Inc. and  Richard A. Anderson, dated April 19, 2005, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

10.6*
Management and Support Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc, dated November 15, 2005, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

10.7*
Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates, dated September 15, 2005, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.

10.8*
First Amendment to Consulting Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc., effective January 1, 2007, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

10.9*
First Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc., effective December 5, 2005, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

10.10*
Second Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc., effective November 15, 2006, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

10.11*
Employment Agreement between Hythiam, Inc. and Christopher Hassan., dated July 26, 2006, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

10.12*	2007 Stock Incentive Plan, incorporated by reference to the Hythiam Inc.’s Revised Definitive Proxy on Form DEFR14A filed May 11, 2007.
10.13	Technology License and Administrative Services Agreement
10.14*	Amendment No. 2 to Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates, a California professional corporation
10.15
Redemption Agreement between Hythiam, Inc. and Highbridge International, LLC., dated November 7, 2007, incorporated by reference to exhibit of the same number to Hythiam, Inc.’s annual report on Form 10-K for the year ended December 31, 2007.

10.16
Securities and Purchase Agreement between Hythiam, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.4 of Hythiam Inc.’s current report on Form 8-K filed January 18, 2007.

10.17*
Registration Rights Agreement between Hythiam, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.5 of Hythiam Inc.’s current report on Form 8-K filed January 18, 2007.

10.18
Pledge Agreement between Hythiam, Inc. and Highbridge
International, LLC, dated January 17, 2007, incorporated by reference to Exhibit
10.8 of Hythiam Inc.’s current report on Form 8-K filed January 18, 2007.

10.19
Security Agreement between Hythiam, Inc. and Highbridge
International, LLC, dated January 17, 2007, incorporated by reference to Exhibit
10.9 of Hythiam Inc.’s current report on Form 8-K filed January 18, 2007.

10.20
Securities and Purchase Agreement between Hythiam, Inc. and Highbridge International, LLC, dated November 11, 2007, incorporated by reference to Exhibit 10.1 of Hythiam Inc.’s current report on Form 8-K filed November 7, 2007.

10.21*	See Exhibit 2.1.
10.22*	Amendment to Employment Agreement of Richard A. Anderson, dated July 16, 2008, incorporated by reference to Exhibit 10.1 of Hythiam Inc.’s current report on Form 8-K filed July 18, 2008.
10.23
Amendment and Exchange Agreement with Highbridge International LLC, dated
July 31, 2008, incorporated by reference to Exhibit 10.1 of the Hythiam Inc.’s current report on Form 8-K filed August 1, 2008.

10.24
Amended and Restated Senior Secured Note with Highbridge International LLC, dated July 31, 2008, incorporated by reference to Exhibit 10.2 of the Hythiam
Inc.’s current report on Form 8-K filed August 1, 2008.

10.25
Amended and Restated Warrant to Purchase Common Stock with Highbridge
International LLC, dated July 31, 2008, incorporated by reference to Exhibit 10.3 of the Hythiam Inc.’s current  report on Form 8-K filed August 1, 2008.

10.26*
Employment Agreement between Hythiam, Inc. and Maurice Hebert, dated
November 12, 2008, incorporated by reference to Exhibit 10.1 of the Hythiam
Inc.’s current report on Form 8-K filed November 14, 2008.

10.27*	Consulting Agreement between Hythiam, Inc. and Chuck Timpe, dated November 12, 2008, incorporated by reference to Exhibit 10.2 of the Hythiam Inc.’s current report on Form 8-K filed November 14, 2008.
14.1	Code of Conduct and Ethics, incorporated by reference to exhibit of the same number to the Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2003.
14.2	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Company
23.1	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: March 31, 2009	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 31, 2009
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ MAURICE S. HEBERT	Chief Financial Officer	March 31, 2009
Maurice S. Hebert	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 31, 2009
Richard A. Anderson	and Director

/s/ CHRISTOPHER S. HASSAN	Chief Strategy Officer and Director	March 31, 2009
Christopher S. Hassan

/s/ STEVE KRIEGSMAN	Director	March 31, 2009
Steve Kriegsman

/s/ MARC G. CUMMINS	Director	March 31, 2009
Marc G. Cummins

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	March 31, 2009
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
Los Angeles, California

We have audited the accompanying consolidated balance sheets of Hythiam, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Los Angeles, California
March 31, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Hythiam, Inc.
Los Angeles, California

We have audited Hythiam, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hythiam’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exits, and testing and evaluating the design and operating effectiveness of internal control based on assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with both generally accepted accounting principles and regulatory reporting instructions. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with both generally accepted accounting principles and regulatory reporting instructions, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hythiam, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hythiam, Inc as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 31, 2009 expressed an unqualified opinion thereon and contains an explanatory paragraph regarding the Company’s ability to continue as a going concern.

/s/ BDO Seidman, LLP
Los Angeles, California
March 31, 2009

HYTHIAM, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)	December 31,
ASSETS	2008	2007
Current assets
Cash and cash equivalents	$10,893	$11,149
Marketable securities, at fair value	146	35,840
Restricted cash	24	39
Receivables, net	2,234	1,787
Notes receivable	17	133
Prepaids and other current assets	676	1,394
Total current assets	13,990	50,342
Long-term assets
Marketable securities, at fair value	10,072	-
Property and equipment, net of accumulated depreciation
and amortization of $6,376 and $5,630, respectively	2,860	4,291
Goodwill	493	10,557
Intangible assets, less accumulated amortization of
$2,745 and $1,609, respectively	3,899	4,836
Deposits and other assets	552	620
Total Assets	$31,866	$70,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,784	$4,038
Accrued compensation and benefits	1,844	2,860
Accrued liabilities	3,191	2,030
Accrued claims payable	6,791	5,464
Short-term debt	9,835	4,742
Income taxes payable	19	94
Total current liabilities	25,464	19,228
Long-term liabilities
Long-term debt	2,341	2,057
Accrued reinsurance claims payable	2,526	2,526
Warrant liabilities	156	2,798
Capital lease obligations	144	331
Deferred rent and other long-term liabilities	127	442
Total Liabilities	30,758	27,382

Commitments and contingencies (See Note 13)

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
issued and outstanding shares -- 54,965,000 and 54,335,000
at December 31, 2008 and 2007, respectively	6	5
Additional paid-in-capital	174,721	166,460
Accumulated deficit	(173,619)	(123,201)
Total Stockholders' Equity	1,108	43,264
Total Liabilities and Stockholders' Equity	$31,866	$70,646

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)	Year Ended December 31,
	2008	2007	2006
Revenues
Behavioral health managed care services	$35,156	$36,306	$-
Healthcare services	6,074	7,695	3,906
Total revenues	41,230	44,001	3,906

Operating expenses
Behavioral health managed care expenses	36,496	35,679	-
Cost of healthcare services	1,718	2,052	818
General and administrative expenses	40,741	45,554	38,680
Goodwill impairment	9,775	-	-
Other impairment	-	2,387	-
Research and development	3,370	3,358	3,053
Depreciation and amortization	2,733	2,502	1,281
Total operating expenses	94,833	91,532	43,832

Loss from operations	(53,603)	(47,531)	(39,926)

Non-operating income (expenses)
Interest income	830	1,584	1,630
Interest expense	(1,939)	(2,190)	-
Other than temporary impairment of marketable securities	(1,428)	-	-
Loss on extinguishment of debt	-	(741)	-
Change in fair value of warrant liabilities	5,744	3,471	-
Other non-operating income, net	5	32	-
Loss before provision for income taxes	(50,391)	(45,375)	(38,296)
Provision for income taxes	27	87	2

Net loss	$(50,418)	$(45,462)	$(38,298)

Net loss per share - basic and diluted	$(0.92)	$(0.99)	$(0.96)

Weighted average number of shares
outstanding - basic and diluted	54,675	45,695	39,715

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional
(Dollars in thousands)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2005	39,144,000	$4	$89,176	$(39,441)	$49,739

Common stock issued for intellectual property
and outside services	157,000	-	1,064	-	1,064
Options and warrants issued for employee
and outside services	-	-	3,462	-	3,462
Exercise of options and warrants	683,000	-	1,690	-	1,690
Common stock issued in private placement
offering, net of expenses	3,573,000	-	24,372	-	24,372
Net loss	-	-	-	(38,298)	(38,298)
Balance at December 31, 2006	43,557,000	4	119,764	(77,739)	42,029

Common stock issued for intellectual property
and outside services	315,000	-	2,447	-	2,447
Options and warrants issued for employee
and outside services	-	-	2,397	-	2,397
Exercise of options and warrants	586,000	-	1,940	-	1,940
Common stock issued for employee stock
purchase plan	27,000	-	124	-	124
Common stock issued for CompCare
acquisition	215,000	-	2,084	-	2,084
Warrants issued with debt	-	-	1,342	-	1,342
Common stock issued in registered direct
placement, net of expenses	9,635,000	1	36,362	-	36,363
Net loss	-	-	-	(45,462)	(45,462)
Balance at December 31, 2007	54,335,000	5	166,460	(123,201)	43,264

Common stock issued for outside services	601,000	1	1,665	-	1,666
Options and warrants issued for employee
and outside services	-	-	7,407	-	7,407
Common stock issued for employee stock
purchase plan	29,000	-	29	-	29
Warrants issued with debt (Note 1)	-	-	(1,380)	-	(1,380)
Common stock issuance expense
adjustment	-	-	540	-	540
Net loss	-	-	-	(50,418)	(50,418)
Balance at December 31, 2008	54,965,000	$6	$174,721	$(173,619)	$1,108

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(50,418)	$(45,462)	$(38,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,733	2,502	1,281
Amortization of debt discount and issuance costs included in interest expense	1,206	1,026	-
Other than temporary impairment of marketable securities	1,428	-	-
Provision for doubtful accounts	1,032	528	281
Deferred rent	(370)	(6)	134
Share-based compensation expense	9,214	2,605	3,691
Goodwill impairment loss	9,775	-	-
Other impairment loss	-	2,387	-
Loss on extinguishment of debt	-	741	-
Fair value adjustment on warrant liability	(5,744)	(3,471)	-
Loss on disposition of fixed assets	824	-	-
Changes in current assets and liabilities, net of business acquired:
Receivables	(1,480)	(810)	(737)
Prepaids and other current assets	627	(529)	141
Accrued claims payable	1,252	2,865	-
Accounts payable and other accrued liabilities	475	(1,596)	5,008
Net cash used in operating activities	(29,446)	(39,220)	(28,499)
Investing activities
Purchases of marketable securities	(76,944)	(80,168)	(47,813)
Proceeds from sales and maturities of marketable securities	101,138	82,104	53,650
Cash paid related to acquisition of a business, net of cash acquired	-	(4,760)	-
Proceeds from sales of property and equipment	24	-	-
Payment received on notes receivable	27	-	-
Restricted cash	15	43	(38)
Purchases of property and equipment	(993)	(1,142)	(889)
Deposits and other assets	241	152	(37)
Cost of intangibles	(200)	(320)	(143)
Net cash (used in) provided by investing activities	23,308	(4,091)	4,730
Financing activities
Proceeds from sale of common stock and warrants	163	37,512	24,372
Cost related to issuance of common stock	-	(230)	-
Payments on long term debt	(55)	-	-
Cost related to issuance of debt and warrants	-	(303)	-
Proceeds from issuance of debt and warrants	5,933	10,000	-
Capital lease obligations	(159)	(178)	(9)
Exercises of stock options and warrants	-	1,958	1,690
Net cash provided by financing activities	5,882	48,759	26,053
Net increase (decrease) in cash and cash equivalents	(256)	5,448	2,284
Cash and cash equivalents at beginning of period	11,149	5,701	3,417
Cash and cash equivalents at end of period	$10,893	$11,149	$5,701
Supplemental disclosure of cash paid
Interest	$633	$1,059	$-
Income taxes	115	36	2
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$2,157	$232	$97
Property and equipment acquired through capital leases and other financing	6	284	320
Stock issued for redemption of debt	-	5,350	-
Common stock issued for acquisition of a business	-	2,084	-
Common stock issued for intellectual property	-	-	738

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

Hythiam, Inc. (referred to herein as the company, we, us or our) is a healthcare services management company, providing behavioral health management services to health plans.  Catasys is focused on offering integrated substance dependence solutions, including our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers that offer the PROMETA Treatment Program, as well as other treatments for substance dependencies. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs.

Effective January 12, 2007, we acquired a 50.3% controlling interest in Comprehensive Care Corporation (CompCare) through the acquisition of Woodcliff Healthcare Investment Partners, LLP (Woodcliff).  CompCare provides managed care services in the behavioral health and psychiatric fields.  CompCare manages the delivery of a continuum of psychiatric and substance abuse services to commercial, Medicare and Medicaid members on behalf of employers, health plans, government organizations, third-party claims administrators, and commercial and other group purchasers of behavioral healthcare services.  The customer base for CompCare’s services includes both private and governmental entities.  Our consolidated financial statements include the business and operations of CompCare for the period January 13, 2007 to December 31, 2007 and the year ended December 31, 2008.

On January 20, 2009 we sold our interest in CompCare. Concurrent with this transaction, we entered into an administrative services only (ASO) agreement with CompCare to provide certain administrative services under CompCare’s National Committee on Quality Assurance (NCQA) accreditation, including, but not limited to, case management and authorization services, in support of our newly launched specialty products and programs for autism and attention deficit hyperactivity disorder (ADHD).  See Note 15 – Subsequent Events for further discussion.

From January 2007 until the sale of CompCare in January 2009, we operated within two reportable segments: healthcare services and behavioral health managed care services. Our healthcare services segment focused on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers. Our behavioral health managed care services segment focused on providing managed care services in the behavioral health, psychiatric and substance abuse fields, and principally includes the operations of our majority-owned, controlled subsidiary, CompCare. Substantially all of our consolidated revenues and assets are earned or located within the United States.

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, CompCare, and company-managed professional medical corporations. Based on the provisions of management services agreements between us and the medical corporations, we have determined that the medical corporations are variable interest entities (VIEs), and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations. See further discussion in Note 2 – Management Services Agreements.

All inter-company transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2007 and 2006 have been reclassified to conform to the presentation for the year ended December 31, 2008.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since our inception. As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2008, cash, cash equivalents and current marketable securities amounted to $11.0 million, of which $1.1 million related to CompCare, which was sold in January 2009. At that date, we had a working capital deficit of approximately $11.5 million, of which $5.7 million is related to CompCare. Additionally, our working capital deficit is impacted by $5.7 million of outstanding borrowings under the UBS line of credit that is payable on demand and classified in current liabilities, but are secured by $10.1 million of auction-rate securities (ARS) that are classified in long-term assets. During the year ended December 31, 2008, our cash and cash equivalents used in operating activities amounted to $29.4 million, of which $5.5 million related to CompCare.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses.   In the fourth quarter of 2008, management took actions that we expect will result in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008.  In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and PROMETA Center operations and related corporate staff and a reduction in certain support and occupancy costs, consulting and other outside services if required. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We may exit additional markets in our licensee and PROMETA Center operations to reduce costs or if management determines that those markets will not provide short term profitability. Additionally, we are pursuing new Catasys contracts, additional capital and will consider liquidating our ARS, if necessary. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue. We have been in discussions with third parties regarding financing that management anticipates would, if concluded, meet its capital needs. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us. This has raised substantial doubts from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, patient continuing care reserves, accrued claims payable, premium deficiencies, the useful life of depreciable assets, the evaluation of asset impairment and shared-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Healthcare Services

Our healthcare services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for the significant majority of our license agreements to date is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient and, in other cases, is at the time that medical treatment has been completed.

The revenues of our managed treatment centers, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical treatments, including the PROMETA Treatment Program.  Revenues from patients treated at the managed treatment centers are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the PROMETA Treatment Program.  Revenues relating to the continuing care portion of the PROMETA Treatment Program are deferred and recorded over the period during which the continuing care services are provided.

Behavioral Health Managed Care Services

Managed care activities are performed by CompCare under the terms of agreements with health maintenance organizations (HMOs), preferred provider organizations (PPOs), and other health plans or payers to provide contracted behavioral healthcare services to subscribing participants. Revenue under a substantial portion of these agreements is earned monthly based on the number of qualified participants regardless of services actually provided (generally referred to as capitation arrangements). The information regarding qualified participants is supplied by CompCare’s clients and CompCare reviews membership eligibility records and other reported information to verify its accuracy in determining the amount of revenue to be recognized. Revenues from capitation agreements accounted for $34.1 million and $35.2 million of behavioral health managed care revenues for the year ended December 31, 2008 and the period January 13 through December 31, 2007, respectively (97% in both periods). The remaining balance of CompCare’s revenues is earned on a fee-for-service basis and is recognized as services are rendered.

Cost of Healthcare Services

Cost of healthcare services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized, for a significant majority of our agreements, in the period in which patient treatment commences, and in other cases, at the time treatment has been completed. Such costs include royalties paid for the use of the PROMETA Treatment Program for patients treated by all licensees, and direct labor costs, continuing care expense, medical supplies and program medications for patients treated at the managed treatment centers.

Behavioral Health Managed Care Services Expense

Behavioral health managed care operating expense is recognized in the period in which an eligible member actually receives services and includes an estimate of the cost of behavioral health services that have been incurred but not yet reported (IBNR).  See “Accrued Claims Payable” for a discussion of IBNR claims. CompCare contracts with various healthcare providers including hospitals, physician groups and other licensed behavioral healthcare professionals either on a discounted fee-for-service or a per-case basis.  CompCare determines that a member has received services when CompCare receives a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. CompCare then determines whether the member is eligible to receive such services, whether the services provided are medically necessary and are covered by the benefit plan’s certificate of coverage.  If all of these requirements are met, the services are authorized by one of CompCare’s employees, and the claim is entered into CompCare’s claims system for payment.

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

At any time prior to the end of a contract or contract renewal, if a capitated contract is not meeting its financial goals, CompCare generally has the ability to cancel the contract with 60 to 90 days written notice.  Prior to cancellation, CompCare will usually submit a request for a rate increase accompanied by supporting utilization data.  Although CompCare’s clients have historically been generally receptive to such requests, there is no assurance that such requests will be satisfied in the future.  If a rate increase is not granted, CompCare has the ability, in most cases, to terminate the contract and limit its risk to a short-term period.

On a quarterly basis, CompCare performs a review of its portfolio of contracts for the purpose of identifying loss contracts (as defined in the American Institute of Certified Public Accountants Audit and Accounting Guide – Health Care Organizations) and developing a contract loss reserve, if applicable, for succeeding periods. At December 31, 2008, CompCare believes no contract loss reserve for future periods is necessary.

Share-Based Compensation

Healthcare Services

Under our 2003 and 2007 Stock Incentive Plans (the Plans), we have granted incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) to executive officers, employees, members of our Board of Directors and certain outside consultants. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant. Employee and board of director awards generally vest on a straight-line basis over three to five years. Total share-based compensation expense on a consolidated basis amounted to $9.2 million, $2.6 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.  The expense in 2008 includes $596,000 related to actions taken to streamline our operations, as discussed in "Costs Associated with Streamlining our Operations."

Stock Options – Employees and Directors

On January 1, 2006, we began accounting for all share-based payment awards made to employees and directors by adopting SFAS 123 (Revised 2004), Share-Based Payment (SFAS 123R), using the modified prospective method.  SFAS 123R requires the measurement and recognition of compensation expense based on the estimated fair value of share-based payment awards to employees and directors on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

The estimated weighted average fair values of options granted during 2008, 2007 and 2006 were $1.47, $4.50 and $3.95 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2008	2007	2006
Expected volatility	72%	64%	66%
Risk-free interest rate	3.03%	4.46%	4.72%
Weighted average expected lives in years	5.8	6.5	6.1
Expected dividend yield	0%	0%	0%

The expected volatility assumption for 2008, 2007 and 2006 was based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2008, 2007 and 2006 reflect the application of the simplified method set out in SEC Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees, which was 24% in 2008, 29% in 2007 and 27% in 2006.

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

Stock Options and Warrants – Non-employees

We account for the issuance of stock options and warrants for services from non-employees in accordance with SFAS 123 by estimating the fair value of stock options and warrants issued using the Black-Scholes pricing model. This model’s calculations incorporate the exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.

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

From time to time, Hythiam has retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to Hythiam, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination in accordance with SFAS 123R. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under SFAS 123R but are instead accounted for as new non-employee awards under EITF 96-18. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. We recorded approximately $19,000 and $28,000 of expense in 2008 and 2007, respectively, associated with the modified liability awards pursuant to the guidance in EITF 96-18.

Behavioral Health Managed Care Services

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

Share-based compensation expense recognized for employees and directors for the year ended December 31, 2008 and period January 13 through December 31, 2007 was $130,000 and $83,000, respectively.

The following table lists the assumptions utilized in applying the Black-Scholes valuation model for options granted by CompCare.  CompCare uses historical data to estimate the expected term of the option.  Expected volatility is based on the historical volatility of CompCare’s traded stock measured over a period generally commensurate with the expected term.  CompCare did not declare dividends in the past nor does it expect to do so in the near future, and as such it assumes no expected dividend.  The risk-free rate is based on the U.S. Treasury yield curve with the same expected term as that of the option at the time of grant.

		January 13
		through
		December 31,
	2008	2007
Expected volatility	125.0% - 130.0%	110%
Risk-free interest rate	2.6% - 3.2%	4.8%
Weighted average expected lives in years	5-6	3
Expected dividend yield	0%	0%

Costs Associated with Streamlining our Operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs.  In April 2008, and in the fourth quarter of 2008, we took further actions to streamline our operations and increased the focus on managed care opportunities.

During 2008, we recorded a total of approximately $3.1 million in costs associated with actions taken to streamline our operations (including $596,000 in share-based expense), which included costs primarily related to severance and related benefits and costs incurred to close the San Francisco PROMETA Center and international operations. These costs are classified as General and Administrative expenses on our Statement of Operations.  We have accounted for these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred.

Foreign Currency

The local currency is the functional currency for all of our international operations. In accordance with SFAS No. 52, Foreign Currency Translation, assets and liabilities of our foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are included in the Consolidated Statements of Operations under the caption General and administrative expenses and are immaterial.  Foreign currency translation gains (losses) were ($52,000), ($22,000) and $20,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  No foreign currency translation adjustments were recorded to other comprehensive income.

Income Taxes

We account for income taxes using the liability method in accordance with SFAS 109, Accounting for Income Taxes. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN) 48, Accounting for Uncertainty in Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.  For the first, second and third quarters of 2008, we recorded accumulated unrealized losses related to our auction-rate securities of $566,000, $776,000 and $1.1 million, respectively in other comprehensive income.  During the fourth quarter, $1.1 million was reclassified from other comprehensive income to other than temporary impairment of marketable securities.  We recorded an additional $336,000 other than temporary impairment during the fourth quarter of 2008, bringing our total impairment charge for the year to $1.4 million.

 For the years ended December 31, 2008, 2007 and 2006, we have no other comprehensive income or loss items that are not reflected in earnings and accordingly, our net loss equals comprehensive loss for these periods.

The components of total other comprehensive (loss) income for the years ended December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007
Unrealized gain (loss) on marketable securities:
Unrealized gain (loss) on marketable securities	$(1,092)	$-
Add-back reclassification adjustment for impairment
of marketable securities included in net income	1,092	-
Net unrealized gain (loss) on marketable securities	-	-
Total other comprehensive (loss) income	$-	$-

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 14,533,000, 9,846,000, and 7,222,000 of incremental common shares as of December 31, 2008, 2007 and 2006, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We invest available cash in short-term commercial paper and certificates of deposit.  Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Restricted cash represents deposits secured as collateral for a bank credit card program.

Marketable Securities

Investments include auction rate securities (ARS), U.S. Treasury bills, commercial paper and certificates of deposit with original maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses that are temporary in nature are excluded from earnings and reported in comprehensive loss.  Realized gains and losses and declines in value judged to be other-than-temporary are recognized as a non-reversible impairment charge in the Consolidated Statement of Operations using the specific identification method in the period in which they occur.

Our short- and long-term marketable securities consisted of investments with the following maturities as of December 31, 2008 and 2007:

(Dollars in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2008
Certificates of deposit (short-term)	$146	$146	$-
Variable auction-rate securities (long-term)	10,072	-	10,072

Balance at December 31, 2007
Variable auction-rate securities	$19,000	$-	$19,000
Commercial paper	16,518	-	16,518
Certificates of deposit	322	322	-
Total short-term marketable securities	$35,840	$322	$35,518

The carrying value of all securities presented above approximated fair market value at December 31, 2008 and 2007, respectively.

Variable Auction-Rate Securities

As of December 31, 2008 our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  In December, we utilized a third-party valuation firm to assist us with determining the fair market value of our ARS which was estimated to be $10.1 million, resulting in a $1.4 million estimated decline in value.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost
●	The financial condition of the issuers
●	Any downgrades of the securities by rating agencies
●	Default on interest or other terms
●	Our intent and ability to hold the ARS long enough for them to recover their value

Due to uncertainties as to whether we will hold the ARS until they recover in value, we determined that the loss in the fair value of our ARS investments was “other-than-temporary” in connection with our year end assessment.

Accordingly, we recognized an other-than-temporary loss of approximately $1.4 million in December 2008, which is reflected as a non-operating expense in our Conslidated Statement of Operations.

In May 2008, our investment portfolio manager, UBS AG (UBS), provided us with a demand margin loan facility, allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS.  In October 2008, UBS made a “rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus.  We accepted this offer on November 6, 2008.  As of December 31, 2008, the outstanding balance on our line of credit was 5.7 million. This contract was treated as a separate unit of account.  We didn’t prescribe any value to the contract since we were not able to conclude that we had the ability to hold the ARS until June 30, 2010.

These securities will be analyzed each reporting period for additional other-than-temporary impairment factors.  Due to the current uncertainty in the credit markets and the terms of the Rights offering with UBS, we have classified the fair value of our ARS as long-term assets as of December 31, 2008.

Fair Value Measurements

Fair Value Information about Financial Instruments Measured at Fair Value

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements. SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing GAAP and expands disclosures about fair value measurements. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157 was issued, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. In October 2008, FSP FAS 157-3, Fair Value Measurements, was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 for our financial assets and liabilities and FSP FAS 157-3 did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The categories, as defined by SFAS 157, are as follows:

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

The following table summarizes fair value measurements by level at December 31, 2008 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Marketable securities	$146	$-	$-	$146
Variable auction rate securities	-	-	10,072	10,072
Certificates of deposit *	133	-	-	133
Total assets	$279	$-	$10,072	$10,351

Warrant liabilities	$-	$156	$-	$156
Total liabilities	$-	$156	$-	$156

* included in "deposits and other assets" on our Consolidated Balance Sheets

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from a recent debt and equity financing. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes pricing model, using assumptions consistent with our application of SFAS 123R.

All of the assets measured at fair value on a recurring basis using significant Level III inputs as of December 31, 2008 were ARS. See discussion above in “Marketable Securities” for additional information on our ARS, including a description of the securities and underlying collateral, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2008:

(Dollars in thousands)	Level III
Balance as of December 31, 2007	$-
Transfers in/out of Level III	-
Purchases and sales, net	-
Net unrealized losses	(1,428)
Net realized gains (losses)*	11,500
Balance as of December 31, 2008	$10,072

* Reflects other-than-temporary loss on auction-rate securities.

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of December 31, 2008 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, and consideration of other factors, we wrote-down our ARS portfolio to its estimated fair value as of December 31, 2008 and considered the $1.4 million reduction in value as “other than temporary.” Accordingly, we recognized a charge of $1.4 million, which is included in our Consolidated Statement of Operations for the year ended December 31, 2008. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB Statement 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our balance sheet for cash, cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying values of our outstanding short and long-term debt were $12.2 million and $6.8 million and the fair values were $10.7 million and $4.4 million as of December 31, 2008 and 2007, respectively.  Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Goodwill

In accordance with SFAS 141, Business Combinations, the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest, and the excess amount of purchase price over the fair values of net assets acquired resulted in $10.8 million of goodwill that is not deductible for tax purposes. The entire balance of goodwill was assigned to our healthcare services reporting unit, except for the portion of CompCare’s preacquisition goodwill attributable to the minority interest ($493,000), since we believed our association with CompCare created synergies to facilitate the use of PROMETA Treatment Program by managed care treatment providers and to provide access to an infrastructure for our planned disease management product offerings. During 2007, we recorded a $192,000 adjustment to reduce the balance of goodwill for the favorable resolution of assumed, pre-acquisition liabilities and a $98,000 reduction related to a change in minority shareholders’ interests. During 2008, we recorded a $289,000 reduction related to a change in minority shareholders’ interests. The change in the carrying amount of goodwill by reporting unit is as follows:

		Behavioral
		Health
	Healthcare	Managed
(Dollars in thousands)	Services	Care	Total
Balance as of January 1, 2008	$10,064	$493	$10,557
Change in minority interest	(289)	-	(289)
Goodwill impairment charge	(9,775)	-	(9,775)
Balance as of December 31, 2008	$-	$493	$493

In accordance with SFAS 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is subject to impairment tests. Our policy is to evaluate goodwill for impairment annually, at each year-end, and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of goodwill below its carrying amount. Due to continued net losses and negative cash flows, the decline in trading price of Hythiam’s and CompCare’s common stock during 2008 and the resulting lower valuation of our reporting units relative to their book values, we have tested goodwill for impairment at each quarter-end.  We concluded that the goodwill in our healthcare services reporting unit had been impaired as part of our fourth quarter impairment testing, mainly resulting from the decline in the value of the reporting unit that arose from the downward re-pricing of risk that occurred broadly in the equity markets and affected the reporting unit in the quarter.  The decline in fair value of the healthcare services caused a failure in step 1 of the SFAS 142 impairment test and it was necessary to conduct step 2 of the impairment test. As part of our step 2 impairment test, we estimated an implied fair value of the goodwill in healthcare services of $0 and the $9.8 carrying value was recorded as an impairment charge in our Consolidated Statement of Operations for the year ended December 31, 2008. The implied fair value of the goodwill was determined after allocating the estimated fair value of the healthcare services reporting unit, utilizing the income approach, to all the assets and liabilities of that unit, in accordance with paragraph 21 of SFAS 142.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines and other addictive stimulants. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which range from 12 to 20 years.

Other Intangible Assets

Other intangible assets consist primarily of identified intangible assets acquired as part of the CompCare acquisition, representing the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the NCQA. Such assets are being amortized on a straight-line basis over their estimated lives, which approximate the rate at which we believe the economic benefits of these assets will be realized, which is generally three years.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, equipment and intangible assets subject to amortization are reviewed for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable.  In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and their carrying value.

In August 2007, we recorded an impairment charge of $2.4 million when we recognized the fair value of 310,000 shares of our common stock that had been previously issued as additional consideration related to the purchase of an opiate patent. The shares had been subject to a stock pledge agreement pending the resolution of certain contingencies until we agreed to release the shares as a result of a settlement agreement reached in August 2007 with the seller of the patent. The fair value of these shares was based on the closing stock price on the date of the settlement.

At December 31, 2008, CompCare’s intangible assets of $642,000 were likewise evaluated for possible impairment.  In our evaluation of our intangible assets, we considered the subsequent sale of our interest in CompCare for $1.5 million in proceeds, and other factors, in concluding that no impairment charge was necessary.

No other impairments were identified in our reviews at December 31, 2008 and 2007.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years for furniture and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term, which is typically five to seven years.

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

Variable Interest Entities

Generally, an entity is subject to FIN 46R and is called a Variable Interest Entity (VIE) if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

As discussed in Note 2 – Management Services Agreements, we have management services agreements with managed medical corporations. Under these management services agreements, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of these management services agreements. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the management services agreements, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of these management services agreements and the working capital loans provided to the medical groups, we have determined that the managed medical corporations are VIEs, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations.

Accrued Claims Payable

The accrued claims payable liability represents the estimated ultimate net amounts owed for all behavioral healthcare services provided through the respective balance sheet dates, including estimated amounts for claims IBNR to CompCare.  The unpaid claims liability is estimated using an actuarial paid completion factor methodology and other statistical analyses and is continually reviewed and adjusted, if necessary, to reflect any change in the estimated liability. These estimates are subject to the effects of trends in utilization and other factors.  However, actual claims incurred could differ materially from the estimated accrued claims payable amount reported. Although considerable variability is inherent in such estimates, CompCare management believes that the unpaid claims liability is adequate.

Accrued Reinsurance Claims Payable

The accrued reinsurance claims payable liability represents amounts payable to providers under a state reinsurance program associated with CompCare’s contract to provide behavioral healthcare services to members of a Connecticut HMO. CompCare’s contract with the HMO ended December 31, 2005. At December 31, 2008, $2.5 million of reinsurance claims payable remains and is attributable to providers having submitted claims for authorized services with incorrect service codes or otherwise incorrect information that has caused payment to be denied by CompCare.  In such cases, there are statutory provisions that allow the provider to appeal a denied claim.  If no appeal is received by CompCare within the prescribed amount of time, it is probable that CompCare will be required to remit the reinsurance funds back to the appropriate party.  Although CompCare believes it has materially complied with applicable federal and state laws related to the reinsurance program, there can be no assurance that a determination that CompCare has violated such laws will not be made, and any such determination could have a material adverse effect on CompCare’s financial position and results of operations.

Warrant Liabilities

We issued five-year warrants to purchase approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share in connection with a registered direct stock placement completed on November 7, 2007. The proceeds attributable to the warrants, based on the fair value of the warrants at the date of issue, amounted to approximately $6.3 million and were accounted for as a liability in accordance with EITF 00-19 based on an evaluation of the terms and conditions related to the warrant agreement. The warrant liability was revalued at $49,000 and $2.8 million at December 31, 2008 and 2007, respectively, resulting in non-operating gains in our Consolidated Statement of Operations of $2.7 million and $3.5 million for the years ended December 31, 2008 and 2007, respectively.

We issued a warrant to purchase up to approximately 250,000 shares of our common stock, in January 2007, in connection with the senior secured note (see Note 6 – Debt Outstanding). The original warrant issued had a term of five years, and was initially exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. Pursuant to an anti-dilution adjustment clause in the note, the exercise price of the warrant was subsequently adjusted to $10.52 per share and the number of shares was adjusted to 285,185. The warrant was valued at $1.4 million on the date of issuance, based on the Black-Scholes valuation method, and was recorded in additional paid-in capital within stockholders’ equity. In conjunction with amending the senior secured note on July 31, 2008, we amended the existing warrant by issuing a new warrant to Highbridge exercisable for 1.3 million shares of our common stock at a price per share of $2.15 (priced based on the $2.14 closing price of our common stock on July 22, 2008) and the amended warrant expires five years from the amendment date. The original warrant is no longer outstanding.

In connection with evaluating the accounting for the new warrant, the classification of the original warrant was reassessed and it was determined that it should have been classified as a liability and marked to market from the date of issuance. We quantified and evaluated the qualitative and quantitative effects of this on prior periods and concluded that they were not material to our financial statements and did not warrant a restatement of prior periods’ financial statements. The impact of not timely recording gains from the diminution in value of the liability on net loss per share in the prior quarters ranges from $.00 to $.02 per share. The net effect of not timely reducing our stockholders’ equity was less than 5% in all prior quarters. Also, there was no effect on our revenue or cash flows for any quarter. Accordingly, the January 2007 proceeds from issuing the original warrant of $1.4 million were reclassified from additional-paid-in-capital to warrant liabilities at July 31, 2008. The warrant was then re-valued and adjusted to its July 31, 2008 estimated value of $89,000 using the Black-Scholes valuation method, resulting in a $1.3 million change in fair value, recorded as a non-operating gain in the Consolidated Statement of Operations for the three months ended September 30, 2008.

The fair value of the amended warrant amounted to $1.8 million at the date of issuance, using the Black-Scholes valuation method, and the terms of the warrant agreement required that it be accounted for as a liability in accordance in EITF 00-19.  The amended warrant was revalued at $714,000 as of September 30, 2008, and $107,000 at December 31, 2008, resulting in a $1.7 million non-operating gain to the Consolidated Statement of Operations for the year ended December 31, 2008.

Both warrants are being valued at each reporting period using the Black-Scholes pricing model to determine the fair value per warrant.  We will continue to mark these warrants to market value each quarter-end until they are completely settled.

Minority Interest

Minority interest represents the minority stockholders’ proportionate share of CompCare’s equity. We acquired a majority controlling interest in CompCare as part of our Woodcliff acquisition, and we had the ability to control 48.9% of CompCare’s common stock as of December 31, 2008 from our ownership of 1,739,130 shares of common stock and 14,400 shares of CompCare’s Series A Convertible Preferred Stock (assuming conversion). As part of the acquisition, we obtained anti-dilution protection and the right to designate a majority of the Board of Directors of CompCare, giving us control. Our ownership percentage as of December 31, 2008 has decreased from the 50.3% as of the date of our acquisition due to additional common stock issued by CompCare during the period. Our controlling interest requires that CompCare’s operations be included in our consolidated financial statements, with the remaining 51.1% being attributed to minority stockholder interest. Due to CompCare’s accumulated deficit on the date of our acquisition, a deficit minority stockholders’ balance in the amount of $544,000 existed at the time of the acquisition which was valued at zero, resulting in an increase in the amount of goodwill recognized in the acquisition. The minority stockholders’ interest in any further net losses has not been recorded due to the accumulated deficit. The unrecorded minority stockholders’ interest in net loss amounted to $4.2 million and $1.6 million for the year ended December 31, 2008 and the period January 13, 2007 through December 31, 2007, respectively.

Recent Accounting Pronouncements

Recently Adopted

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the Standard for these non-financial assets and liabilities, and are currently evaluating the impact, if any, that the deferred provisions of the Standard will have on our consolidated financial statements. Because we did not elect to apply the fair value accounting option, the adoption of SFAS 157 for our financial assets and liabilities did not have an impact on our financial position or operating results.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows companies to measure many financial assets and liabilities at fair value. It also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 159 did not affect our financial position, results of operations or cash flows.

In October 2008, FASB Staff Position (FSP) on FAS 157-3 was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on our financial position, results of operations or cash flows.

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (FIN) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46, Consolidation of Variable Interest Entities as revised to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ending December 31, 2008.  We are required to consolidate the revenues and expenses of the managed medical corporations.  The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs.  Disclosures regarding our involvement with VIEs are appropriately included in our financial statements under Summary of Significant Accounting Policies – Variable Interest Entities, according to the guidance.

Recently Issued

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. SFAS 160 will have no material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS 161 to have a material impact on our consolidated financial statements.

 In December 2007, the FASB issued SFAS 141R, Business Combinations. SFAS 141R replaces SFAS 141, Business Combinations, and retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141R expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141R also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141R is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We have adopted this statement as of January 1, 2009. The impact that the adoption of SFAS 141R will have on our consolidated financial statements will depend on the nature, terms and size of our business combinations that occur after the effective date.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

Note 2.  Management Services Agreements

We have executed management services agreements with medical professional corporations and related treatment centers, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause.

Under each of these management services agreements, we generally license to the medical group or treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services
●	information systems
●	recordkeeping
●	scheduling
●	billing and collection
●	marketing and local business development
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits

The medical group or treatment facility retains the sole right and obligation to provide medical services to its patients and to make other medically related decisions, such as the choice of medical professionals to hire or medical equipment to acquire and the ordering of drugs.

In addition, we provide medical office space to each medical group on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The medical group pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the medical group at its sole discretion. The medical group’s payment of our fee is subordinate to payment of the medical group's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to each medical practice to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the management services agreement described above. The notes are due on demand, or upon termination of the respective management services agreement. At December 31, 2008, there were three outstanding credit facilities under which $9.2 million was outstanding.

Based on the provisions of these agreements, we have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in FIN 46R.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers as discussed in Note 1 – Summary of Significant Accounting Policies under Variable Interest Entities. The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)	2008	2007
Cash and cash equivalents	$274	$172
Receivables, net	281	146
Prepaids and other current assets	3	13
Total assets	$558	$331

Accounts payable	$30	$12
Intercompany loans	9,238	6,117
Accrued compensation and benefits	54	168
Accrued liabilities	13	45
Total liabilities	$9,335	$6,342

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31:

(Dollars in thousands)	2008	2007
License fees	$1,624	$2,100
Patient fees receivable	348	282
Managed care contracts	1,583	35
Other	29	21
Total Receivables	3,584	2,438
Less allowance for doubtful accounts	(1,350)	(651)
Total Receivables, net	$2,234	$1,787

We use the specific identification method for recording the provision for doubtful accounts, which was $1.0 million, $528,000, and $281,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  Accounts written off against the allowance for doubtful accounts totaled $335,000 and $177,000 for the years ended December 31, 2008 and 2007, respectively. There were no accounts written off against the allowance for doubtful accounts during the year ended December 31, 2006.

Note 4.  Property and Equipment

Depreciation of property and equipment is recorded using the straight-line method, generally over two to seven years.  Leasehold improvements are amortized over the term of the lease.  Construction in progress is not depreciated until the related asset is placed into service.

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2008	2007
Furniture and equipment	$6,218	$6,363
Leasehold improvements	3,018	3,558
Total Property and Equipment	9,236	9,921
Less accumulated depreciation and amortization	(6,376)	(5,630)
Total Property and Equipment, net	$2,860	$4,291

Depreciation expense was $1.8 million, $1.5 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

In accordance with SFAS 144, we performed an impairment test and re-evaluated the recoverability of our property and equipment at December 31, 2008, determining that no indication of impairment existed.

Note 5.  Intangible Assets

Intangible assets consist of intellectual property, managed care contracts and provider networks associated with the CompCare acquisition.  Intangible assets are stated at cost, net of accumulated amortization.  Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from 12 to 20 years.  Other intangible assets are being amortized on a straight-line basis from the date of acquisition over the remaining lives of the managed care contracts to which they relate, which ranges from two to seven years. As of December 31, 2008 and 2007, intangible assets were as follows:

			Amortization Period
(Dollars in thousands)	2008	2007	(in years)
Intellectual property (I/P)	$4,508	$4,308	12 to 20
Managed care contracts	831	832	3 to 7
Provider networks	1,305	1,305	2 to 3
Total Intangibles	6,644	6,445

Less accumulated amortization - I/P	(1,250)	(832)
Less accumulated amortization - other	(1,495)	(777)
Accumulated Amortization	(2,745)	(1,609)

Total Intangibles, net	$3,899	$4,836

Amortization expense for all intangible assets amounted to $1.0 million, $1.0 million and $217,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is as follows:

(Dollars in thousands)
Year	Amount (1)
2009	$276
2010	276
2011	276
2012	276
2013	276

(1) Excludes amortization for intangibles related to CompCare, which was sold on January 20, 2009.

PROMETA Treatment Program

In March 2003, we entered into a Technology Purchase and License Agreement (Technology Agreement) with Tratamientos Avanzados de la Adicción S.L. (Tavad), a Spanish corporation, to acquire, on an exclusive basis, all of the rights, title and interest to use and/or sell the products and services.  In addition, the Technology Agreement gave us the right to license the intellectual property owned by Tavad with respect to a method for the treatment of alcohol and cocaine dependence, known as the PROMETA Treatment Program, on a worldwide basis except in Spain (as amended in September 2003). We have granted Tavad a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement. As consideration for the intellectual property acquired, we issued to Tavad approximately 836,000 shares of our common stock in September 2003 at a fair market value of $2.50 per share, plus warrants to purchase approximately 532,000 shares of our common stock at an exercise price of $2.50 per share, valued at approximately $192,000. Warrants for 160,000 shares were exercisable at any time through September 29, 2008, and the remaining warrants for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Program using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $231,000, $192,000 and $71,000 for the years ended December 31, 2008, 2007, and 2006, respectively, are reflected in cost of services expense in the Consolidated Statements of Operations as revenues are recognized.

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

Under the Technology Agreement, we are obligated to allocate each year a minimum of 50% of the funds we expend on sales, marketing, research and development to such activities relating to the use of the intellectual property acquired. If we do not expend at least the requisite percentage on such activities, Tavad has the right to reclaim the intellectual property. We may terminate Tavad’s reversion rights by making an additional payment of an amount which, taken together with previously paid royalties and additional payments, would aggregate $1.0 million. In 2006, 2007 and 2008 we met our obligations with respect to this requirement.

The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets, have been reflected on our Consolidated Balance Sheets in long-term assets as intangible assets. Related amortization, which commenced on July 1, 2003, is being recorded on a straight-line basis over a 20-year estimated useful life.

Patent for Opiate Addiction Treatment

In August 2003, we acquired a patent for a treatment method for opiate addiction at a foreclosure sale held by Reserva Capital, LLC, a company owned and controlled by our chief executive officer and majority shareholder. The foreclosure sale was for purposes of satisfaction of debt owed to Reserva by XINO, a medical technology development company. We paid approximately $314,000 in cash and agreed to issue 360,000 shares of our common stock to XINO at a future date conditional upon the occurrence of certain events, including a full release of claims by all of the technology development company’s creditors.

In December 2005, we evaluated our potential use of this patent and determined that it would not likely be utilized in our current business plan. Accordingly, we recorded an impairment charge of $272,000 in 2005 to write off the remaining capitalized costs of intellectual property relating to this patent.

On August 8, 2007, we reached an agreement with XINO to release 310,000 of the 360,000 shares of our common stock previously issued to XINO. In consideration for a full release from the stock pledge agreement, XINO relinquished 50,000 of the previously issued shares and agreed not to sell or transfer any of its 310,000 shares through January 2008. We recorded the fair market value of the 310,000 shares issued as an additional impairment loss amounting to $2.4 million, based on the closing stock price of $7.70 per share on August 8, 2007.

Other Intangible Assets

In accordance with SFAS 141, Business Combinations, the purchase price for the CompCare acquisition was allocated to the fair values of the assets acquired, including identifiable intangible assets, in accordance with our proportionate share of ownership interest. These identified intangible assets include the value of managed care contracts and marketing-related assets associated with its managed care business, including the value of the healthcare provider network and the professional designation from the NCQA. Such assets will be amortized on a straight-line basis over their estimated remaining lives, which approximates the rate at which we believe the economic benefits of these assets will be realized.

In accordance with SFAS 144, we performed an impairment test and re-evaluated the useful lives and amortization methods on intellectual property and other intangible assets as of December 31, 2008. We determined that no indication of impairment existed and the estimated useful lives of intellectual property and other intangible assets properly reflected the current remaining economic useful lives of these assets.

Note 6.  Debt Outstanding

Senior Secured Note

On January 17, 2007, in connection with the Woodcliff acquisition, we entered into a securities purchase agreement pursuant to which we issued and sold to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to approximately 250,000 shares of our common stock (together, the financing). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The note was redeemable at our option anytime prior to maturity and was originally redeemable at the option of Highbridge beginning on July 18, 2008.

Total original funds received of $10,000,000 were allocated to the warrant and the senior secured note in the amounts of $1,380,000 and $8,620,000, respectively, in accordance with their relative fair values as determined at the date of issuance. The value allocated to the warrant was treated as a discount to the note and was amortized to interest expense over the 18 month period between the date of issuance (January 17, 2007) and the date that Highbridge first had the right to redeem the note (July 18, 2008), using the effective interest method. In addition, we paid a $150,000 origination fee and incurred approximately $150,000 in other costs associated with the financing, which were allocated to the warrant and senior secured note in accordance with the relative fair values assigned to these instruments. The amount allocated to the senior secured note was deferred and also amortized over the same 18 month period.

The original warrant issued had a term of five years, and was initially exercisable at $12.01 per share, or 120% of the $10.01 closing price of our common stock on January 16, 2007. Pursuant to an anti-dilution adjustment clause in the note, the exercise price of the warrant was adjusted to $10.52 per share and the number of shares was adjusted to 285,185 as of December 31, 2007.

As discussed more fully in Note 9 – Equity Financings, we entered into a redemption agreement with Highbridge to redeem $5 million in principal related to the senior secured note as part of our securities offering completed on November 7, 2007. Included in the gross proceeds received on that date was $5.35 million for the conversion of $5 million of the senior note, which also included payment of $350,000 for an early redemption penalty, based on a redemption price of 107% of the principal amount being redeemed pursuant to the redemption agreement. The $350,000 was included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount redeemed was recognized as a loss of $741,000 on extinguishment of debt in our statement of operations during the year ended December 31, 2007.

On July 31, 2008, we amended the note to extend, from July 18, 2008 to July 18, 2009, the optional redemption date exercisable by Highbridge for the $5 million remaining under the Note, and remove certain restrictions on our ability to obtain a margin loan on our ARS. In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including, without limitation, the conversion of some or all of our ARS into cash. We also granted Highbridge a right of first refusal relating to the disposition of our ARS and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share. The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, priced based on the $2.14 closing price of our common stock on July 22, 2008. The warrant is subject to further adjustments if we sell or are deemed to have sold shares at a price below the adjusted exercise price per share, and will be proportionately adjusted for stock splits or dividends.  Similarly, if we were to issue convertible debt, the anti-dilution adjustment would also be triggered should the conversion price be less than its current price per share.  The terms of the amended warrant required that it be accounted for as a liability in accordance in EITF 00-19 and the fair value amounted to $1.8 million at the date of amendment. The interest terms of the note remained unchanged at a rate of prime plus 2.5%, which amounted to a current interest rate at December 31, 2008 of 7.0% and the note is classified in short-term liabilities on our Consolidated Balance Sheet.

Pursuant to EITF 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments, the amended note was considered to have substantially different terms and the amendment was accounted for in the same manner as a debt extinguishment. The fair value of the amended debt was $1.7 million less than the carrying value of the original debt, and the difference was recognized as a debt extinguishment gain. The incremental fair value of the amended warrant compared to the original warrant, treated as consideration granted by us for the amendment, amounted to $1.7 million on the date of amendment and was accounted for as a debt extinguishment loss since the amendment is being accounted for as a debt extinguishment. The gain and loss on the debt extinguishment offset each other and netted to a zero amount. The difference between the fair value and principal amount of the amended debt, amounting to $1.7 million, is being treated as a discount to the note and is being amortized to interest expense over a 12-month period, until the July 18, 2009 optional redemption date. The warrant liability was revalued at $107,000 at December 31, 2008, resulting in a $1.7 million non-operating gain included in our Consolidated Statement of Operations for the year ended December 31, 2008. We will continue to re-measure the amended warrants at fair value each reporting period until it is completely settled or expires.

The senior secured note restricts any new debt offerings so that we are only able to issue unsecured, subordinated debt so long as the principal payments are beyond the maturity of the senior secured note  (January 15, 2010), and the interest rate is not greater than the senior secured note rate (Prime+2.5%). The new debt cannot have call rights during the senior secured note term and Highbridge must consent to the issuance of new debt.

In connection with the financing, we entered into a security agreement granting Highbridge a first-priority perfected security interest in all of our assets owned at the date of the original note or acquired thereafter. We also entered into a pledge agreement with Highbridge, as collateral agent, pursuant to which we delivered equity interests evidencing 65% of our ownership of our foreign subsidiaries. In the event of a default, the collateral agent is given broad powers to sell or otherwise deal with the pledged collateral. There are no material financial covenant provisions associated with the senior secured note.

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

In October 2008, UBS made a “rights” offering to its clients, pursuant to which we are entitled to sell our ARS to UBS. The rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit (replacing the aforementioned margin loan), subject to certain restrictions, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

As of December 31, 2008, the outstanding balance on our line of credit was $5.7 million. The loan is subject to a rate of interest based upon the current 91-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is classified in short-term liabilities on our Consolidated Balance Sheet.

CompCare

Debt outstanding at December 31, 2008 also includes 7.5% convertible subordinated debentures of CompCare with a remaining principal balance of $2,244,000. As part of the acquisition-related purchase price allocation, an adjustment of $266,000 was made at the date of acquisition to reduce the carrying value of this debt to its estimated fair value. This adjustment was treated as a discount and is being amortized over the remaining contractual maturity term of the note (April 2010) using the effective interest method.

On September 3, 2008, CompCare entered into a purchase agreement with an investor, in which it issued 200,000 shares of CompCare common stock and a $200,000 convertible promissory note for aggregate consideration of $250,000. The promissory note matures August 31, 2011 and bears interest at the rate of 8.5% per annum, payable monthly in arrears. The promissory note is convertible into CompCare common stock at the rate of $0.25 per share.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding as of December 31, 2008 and 2007:

(dollars in thousands, except where otherwise noted)	2008	2007
Short-term Debt
Senior secured note due January, 2010; callable by the holder on July 18, 2009;
interest payable quarterly at prime plus 2.5% (7.0% and 9.25% at December 31,
2008 and 2007, respectively), $5 million principal; net of $899 and $258 unamortized	$4,101	$4,742
discount at December 31, 2008 and 2007, respectively.

UBS line of credit, payable on demand, interest payable monthly at 91-day T-bill
rate plus 120 basis points (1.675% at December 31, 2008)	5,734	-

Total Short-term Debt	$9,835	$4,742

Long-term Debt
Convertible promissory note due August 2011, interest payable monthly (1)	$200	$-

Convertible subordinated debentures due April 2010, interest payable semi-annually
at 7.5%, $2.2 million principal, net of $103 and $187 unamortized discount	2,141	2,057
at December 31, 2008 and 2007, respectively (2)

Total Long-term Debt	$2,341	$2,057

(1)	The promissory note is convertible into 800,000 shares of common stock of CompCare at a conversion price of $0.25 per share.
(2)	At December 31, 2008, the debentures are convertible into 15,873 shares of common stock of CompCare at a conversion price of $141.37 per share.

Note 7.  Capital Lease Obligations

We lease certain furniture and computer equipment under agreements entered into during 2006, 2007 and 2008 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in the Consolidated Balance Sheets in furniture and equipment and was $692,000 at December 31, 2008. Accumulated depreciation of the leased equipment at December 31, 2008 was approximately $430,000.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2008, are as follows:

(Dollars in thousands)	Amount
Year Ending December 31,
2009	$191
2010	98
2011	62
Total minimum lease payments	351
Less amounts representing interest	(41)
Capital Lease Obligations, net of interest	310
Less current maturities of capital lease obligations	(166)
Long-term Capital Lease Obligations	$144

Note 8.  Income Taxes

As of December 31, 2008, we had net federal operating loss carryforwards and state operating loss carryforwards of approximately $126.4 million and $118.1 million, respectively. The net federal operating loss carryforwards begin to expire in 2023 and the net state operating loss carryforwards begin to expire in 2013.  Foreign net operating loss carryforwards were approximately $6.4 million, virtually all of which will expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

(Dollars in thousands)	2008	2007	2006
Federal, state and foreign net operating losses	$49,810	$39,542	$25,454
Stock-based compensation	3,646	3,259	2,810
Accrued liabilities	362	746	481
Other temporary differences	(1,866)	(666)	1,212
Valuation allowance	(51,952)	(42,881)	(29,957)
	$-	$-	$-

We have provided a valuation allowance in full on net deferred tax assets, in accordance with SFAS No. 109, Accounting for Income Taxes.  Because of our continued losses, management assessed the realizability of the Company’s net deferred tax assets as being less than the "more-likely-than-not" criterion set forth by SFAS No. 109.  Furthermore, Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carryforward could be restricted. We have not provided deferred taxes on less than 80% owned subsidiaries or investments accounted for under FIN 46R, as those investments have accumulated book losses and we do not believe we can realize those losses for tax purposes in the foreseeable future.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows:

	2008	2007
Federal statutory rate	-34.0%	-34.0%
Share-based compensation	4.8%	0.0%
State taxes	-1.8%	-4.4%
Other	1.2%	1.6%
Nondeductible goodwill	8.0%	0.0%
Change in valuation allowance	21.9%	36.8%
Effective Rate	0.1%	0.0%

In June 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007 with no impact to our consolidated financial statements. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2004 through 2007.  The federal and material foreign jurisdictions statutes of limitations begin to expire in 2009.  There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2008, there have been no material changes to our FIN 48 position.

Note 9.  Equity Financings

In December 2006, we issued 3,573,000 shares of common stock at a price of $7.30 per share in a private placement for a total of $26.1 million in proceeds. We paid approximately $1.8 million in fees to placement agents and for other transaction costs.

In November 2007, we entered into securities purchase agreements with select institutional investors in a registered direct placement, in which we issued an aggregate of 9,635,000 shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million. We also issued five-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. The fair value of the warrants at the date of issuance was estimated at $6.3 million and was accounted for as a liability pursuant to EITF 00-19. We incurred $3.2 million in fees to placement agents and other offering expenses in connection with the transaction. Included in the gross proceeds was $5.35 million from the conversion of $5.0 million of the senior secured notes issued to Highbridge, pursuant to a redemption agreement entered into with Highbridge on November 7, 2007.  See Note 6 - Debt Outstanding.

We had no equity financings during 2008.

Note 10.  Share-based Compensation

The Hythiam, Inc. 2003 and 2007 Stock Incentive Plans (the Plans) provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs), under Section 422A of the Internal Revenue Code, non-qualified options (NSOs), stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plans. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years on a straight-line basis.  At December 31, 2008, we had 10,355,000 vested and unvested stock options outstanding and 4,042,000 shares reserved for future awards. Total share-based compensation expense amounted to $9.2 million, $2.6 million and $3.7 million for the years ended December 31, 2008, 2007 and 2006.  The expense in 2008 includes $596,000 related to costs associated with streamlining our operations.  See Note 1 – Significant Accounting Policies.

Stock Options – Employees and Directors

During 2008, 2007 and 2006, we granted options to employees and directors for 5,427,000, 732,000 and 1,657,000 shares, respectively, at the weighted average per share exercise prices of $2.27, $7.08 and $6.27, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2008, 2007 and 2006 was $8.0 million, $3.3 million and $6.6 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employees and directors grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2005	4,898,000	$3.78

2006
Granted	1,657,000	6.27
Exercised	(80,000)	3.75
Cancelled	(647,000)	5.34
Balance, December 31, 2006	5,828,000	4.32

2007
Granted	732,000	7.08
Transferred *	(695,000)	5.10
Exercised	(483,000)	3.14
Cancelled	(230,000)	6.47
Balance, December 31, 2007	5,152,000	4.61

2008
Granted	5,427,000	2.27
Transferred *	(970,000)	3.55
Exercised	-	-
Cancelled	(1,349,000)	5.29
Balance, December 31, 2008	8,260,000	3.07

*  Options transferred due to status changes from employee to non-employee.

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2008 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Life (yrs)	Price	Shares	Price
$0.51 to $1.50	850,000	9.8	$0.60	24,000	$0.62
$1.51 to $2.50	1,280,000	6.5	2.36	857,000	2.48
$2.51 to $3.50	4,506,000	7.1	2.67	2,484,000	2.69
$3.51 to $4.50	61,000	7.7	4.06	26,000	4.16
$4.51 to $5.50	557,000	7.6	4.77	223,000	4.77
$5.51 to $6.50	366,000	6.7	6.20	267,000	6.12
$6.51 to $7.50	378,000	7.0	7.26	212,000	7.27
$7.51 to $8.50	258,000	4.7	7.90	183,000	7.89
$8.51 to $9.50	4,000	8.0	9.20	4,000	9.20
	8,260,000	7.2	3.09	4,280,000	3.42

At December 31, 2008 and 2007, the number of options exercisable was 2,701,000 and 2,419,000, respectively, at weighted-average exercise prices of $3.64 and $3.76, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $7.2 million, $2.4 million and $2.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there were $10.3 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of 3.9 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plans, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.  During 2008, 2007 and 2006, we granted options and warrants for 190,000, 65,000 and 368,000 shares, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2005	1,383,000	$3.14

2006
Granted	368,000	4.96
Exercised	(623,000)	2.53
Cancelled	(372,000)	3.78
Balance, December 31, 2006	756,000	4.22

2007
Granted	65,000	7.47
Transfered *	695,000	5.10
Exercised	(104,000)	4.57
Cancelled	(42,000)	6.24
Balance, December 31, 2007	1,370,000	4.73

2008
Granted	190,000	2.59
Transfered *	970,000	3.55
Exercised	-	-
Cancelled	(435,000)	5.13
Balance, December 31, 2008	2,095,000	3.91

* Options transferred due to status changes from employee to non-employee.

Stock options and warrants granted to non-employees for services (inclusive of warrants issued for intellectual property, a debt agreement and equity offerings) outstanding at December 31, 2008 are summarized as follows:

		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Description	Shares	Life (yrs)	Price
Warrants issued for intellectual property	372,000	4.7	$2.50
Warrants issued in connection with equity offering	2,511,000	3.7	5.63
Warrants issued in connection with debt agreement	1,300,000	4.3	2.15
Options and warrants issued to consultants	2,095,000	5.5	3.91
	6,278,000	4.5	4.15

Share-based expense relating to stock options and warrants granted to non-employees amounted to $176,000, ($14,000) and $1.2 million for 2008, 2007 and 2006, respectively.  At December 31, 2008, unvested options and warrants had an estimated value of approximately $72,000, using the Black-Scholes pricing model.

Common Stock

During 2008, 2007 and 2006, we issued 601,000, 30,000 and 51,000 shares of common stock, respectively, for consulting services valued at $1.7 million, $231,000 and $326,000, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based expense relating to all common stock issued for consulting services was $1.7 million, $118,000 and $229,000 in 2008, 2007 and 2006, respectively.

Employee Stock Purchase Plan

In June 2006, we adopted a qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders, which provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2008, there were 56,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $4,000, $15,000 and $4,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock Options – CompCare Employees, Directors and Consultants

Stock Option Plans

CompCare issues stock options to its employees and non-employee directors allowing them to purchase CompCare’s common stock, pursuant to shareholder-approved stock option plans.  CompCare currently has two active incentive plans, the 1995 Incentive Plan and the 2002 Incentive Plan (the CompCare Plans), that provide for the granting of stock options, stock appreciation rights, limited stock appreciation rights, and restricted stock grants to eligible employees and consultants. Grants issued under the CompCare Plans may qualify as ISOs under Section 422A of the Internal Revenue Code.  Options for ISOs may be granted for terms of up to ten years and are generally exercisable in cumulative increments of 50% each six months.  The exercise price for ISOs must equal or exceed the fair market value of the shares on the date of grant.  The CompCare Plans also provide for the full vesting of all outstanding options under certain change of control events.  The maximum number of shares authorized for issuance is 1,000,000 under the 2002 Incentive Plan and 1,000,000 under the 1995 Incentive Plan. As of December 31, 2008, under the 2002 Incentive Plan, there were 422,000 options available for grant and 538,000 options outstanding, of which 306,000 were exercisable.  Additionally, as of December 31, 2008, under the 1995 Incentive Plan, there were 185,000 options outstanding and exercisable.  There are no further options available for grant under the 1995 Incentive Plan.

CompCare also has a non-qualified stock option plan for its non-employee directors. Each non-qualified stock option is exercisable at a price equal to the average of the closing bid and ask prices of the common stock in the over-the-counter market for the most recent preceding day there was a sale of the stock prior to the grant date. Grants of options vest in accordance with vesting schedules established by CompCare’s Board of Director’s Compensation and Stock Option Committee.  Upon joining the board, directors receive an initial grant of 25,000 options.  Annually, directors are granted 15,000 options on the date of CompCare’s annual meeting.  As of December 31, 2008, under the CompCare directors’ plan, there were 777,000 shares available for option grants and 125,000 options outstanding and exercisable.

CompCare’s stock option activity for the year ended December 31, 2008 and period January 13 through December 31, 2007 was as follows:

			Weighted Avg.
	Shares		Exercise Price
Balance, January 12, 2007	1,166,000		$1.32

2007(January 13 to December 31)
Granted	145,000		1.05
Exercised	(37,000)		0.51
Cancelled	(204,000)		1.82
Balance, December 31, 2007	1,070,000		1.23

2008
Granted	300,000		0.54
Exercised	(125,000)		0.26
Cancelled	(398,000)		1.85
Balance, December 31, 2008	847,000	(a)	0.88

(a) Includes 615,000 options exercisable at 12/31/08.

The following table summarizes information about options granted, exercised and vested for the year ended December 31, 2008 and period January 13 through December 2007.

		January 13
		through
		December 31,
	2008	2007
Options granted	300,000	145,000
Weighted-average grant-date fair value	$0.47	$0.76
Options exercised	125,000	37,000
Total intrinsic value of exercised options	$50,000	$13,000
Fair value of vested options	$132,000	$78,000

Stock options were granted to CompCare Board of Director members and certain employees during the years ended December 31, 2008 and 2007.  Options exercised during the years ended December 31, 2008 and 2007, were 125,000 and 37,000, respectively.  Total intrinsic value of exercised options during the years ended December 31, 2008 and 2007 was $50,000 and $13,000, respectively.  During the year ended December 31, 2008, 398,000 of stock options expired unexercised.  These options had been granted to employees and officers.

At December 31, 2008, there was approximately $65,000 of total unrecognized compensation cost related to unvested options, which was recognized in January 2009 due to accelerated vesting provisions triggered a change in control.  Total recognized compensation costs during the year ended December 31, 2008 were approximately $130,000.  Sale discussed in Note 15 – Subsequent Events.  CompCare recognized approximately $19,000 of tax benefits attributable to stock-based compensation expense recorded during the year ended December 31, 2008.  This benefit was fully offset by a valuation allowance of the same amount due to the likelihood of future realization.

A summary of options outstanding and exercisable as of December 31, 2008 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise Prices	Shares	Life (yrs)	Price	Shares	Price
$0.25 to $0.39	66,000	2.09	$0.27	66,000	$0.27
$0.43 to $0.43	100,000	9.31	0.43	50,000	0.43
$0.51 to $0.52	52,000	3.06	0.51	52,000	0.51
$0.55 to $0.55	100,000	9.04	0.55	-	-
$0.56 to $0.56	95,000	0.52	0.56	95,000	0.56
$0.65 to $0.66	90,000	9.17	0.66	7,000	0.65
$0.78 to $1.10	56,000	7.10	0.96	56,000	0.96
$1.11 to $1.11	100,000	8.50	1.11	100,000	1.11
$1.40 to $1.78	133,000	5.80	1.62	133,000	1.62
$1.80 to $2.16	55,000	6.16	1.98	56,000	1.98
$0.25 to $2.16	847,000	6.33	0.88	615,000	1.00

Warrants

CompCare periodically issues warrants to purchase common stock as compensation for the services of consultants and marketing employees.  At December 31, 2008, 306,000 warrants were outstanding, having been issued in prior years to two consultants and two employees as compensation for introducing strategic business partners to the Company.  All such warrants have five-year terms.  No warrants were issued during the year ended December 31, 2008 and the period January 13, 2007 to December 31, 2007.

Note 11. Segment Information

We manage and report our operations through two business segments: healthcare services and behavioral health managed care services.

Our healthcare services segment provides our Catasys integrated substance dependence, autism and ADHD solutions to health plans, employers and unions through a network of licensed and company managed healthcare providers, and provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us.

Our healthcare services segment also comprises international and government sector operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The behavioral health managed care services segment is comprised entirely of the operations of our consolidated subsidiary, CompCare, and provides managed care services in the behavioral health, psychiatric and substance abuse fields.  Most of our consolidated revenues and assets are earned or located within the United States.

We evaluate segment performance based on total assets, revenues and net income or loss before taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transaction is valued at the market price. No such services were provided during the years ended December 31, 2008 and 2007.

Summary financial information for our two reportable segments is as follows:

(Dollars in thousands)	Year Ended December 31,
	2008	2007	2006
Behavioral health managed care services (1)
Revenues	$35,156	$36,306	$-
Loss before provision for income taxes	(6,139)	(4,105)	-
Assets *	4,747	8,896	-

Healthcare services
Revenues	$6,074	$7,695	$3,906
Loss before provision for income taxes	(44,252)	(41,270)	(38,296)
Assets *	27,119	61,750	52,205

Consolidated operations
Revenues	$41,230	$44,001	$3,906
Loss before provision for income taxes	(50,391)	(45,375)	(38,296)
Total assets *	31,866	70,646	52,205

*	Assets are reported as of December 31.
(1)	2007 results for this segment are for the period January 13 through December 31, 2007.

Note 12. Major Customers/Contracts

Our Santa Monica (California) PROMETA Center accounted for approximately 15%, 18% and 29% of healthcare services revenues, and 2%, 3% and 29% of consolidated revenues in 2008, 2007 and 2006, respectively. In 2008, the Dallas (Texas) PROMETA Center accounted for approximately 17% of healthcare services revenues, and 3% of consolidated revenues.  No other licensee or managed medical practice accounted for over 10% of healthcare services or consolidated revenues in 2008, 2007 or 2006.

Typically, CompCare’s contracts provide for an initial one-year term with automatic annual extensions.  Such contracts generally provide for cancellation by either party with 60 to 90 days written notice.

Effective December 31, 2008, CompCare ceased providing behavioral health services to approximately 11,000 members of a Medicare Advantage HMO in the state of Maryland.  CompCare had previously served 39,000 of this HMO’s members in Pennsylvania until the contract for the membership in this state ended on July 31, 2008, due to the HMO’s selection of another behavioral health vendor.  Services provided to members in both states accounted for $6.1 million, or 17.3%, and $5.5 million, or 14.7% of CompCare’s operating revenues for the years ended December 31, 2008 and 2007, respectively.

In December 2008, CompCare experienced the loss of a major contract to provide behavioral healthcare services to approximately 278,000 Medicaid recipients in Indiana.  The contract generated $17.8 million, or 50.6%, and $15.0 million, or 40.2% of CompCare revenues for the years ended December 31, 2008 and 2007, respectively.

CompCare currently furnishes behavioral healthcare services to approximately 243,000 members of a health plan providing Medicaid, Medicare, and children’s health insurance plans (CHIP) benefits in Michigan, Texas and California.  Services are provided on a fee-for-service and ASO basis.  The contracts accounted for $3.7 million, or 10.6%, and $4.3 million, or 11.6%, of CompCare revenues for the years ended December 31, 2008 and 2007, respectively. The health plan has been a customer since June of 2002.  The initial contract was for a one-year period and has been automatically renewed on an annual basis.  Termination by either party may occur with 90 day written notice to the other party.

Note 13.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $1.4 million, $1.4 million, and $0.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  In September 2003, we signed a lease agreement for our corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease is seven years, commencing December 15, 2003, and includes a right to extend the lease for an additional five years. In April 2005 we amended the lease to expand our corporate office facilities at an additional base rent of approximately $11,000 per month, subject to annual adjustment over the remaining term.  In September 2008, the lease was amended once more, concurrent with our restructuring, to include an additional 2,000 square feet in office space and an increase in monthly base rent of approximately $10,000.  The new rent is similarly scheduled to increase annually over the remaining term of the lease.  As a condition to the lease agreement, we secured a letter of credit collateralized by a certificate of deposit at the current amount of $87,000 for the landlord as a security deposit. The letter of credit is included in deposits and other assets in the Consolidated Balance Sheets as of December 31, 2008.

In April 2005 we entered into a five year lease for approximately 5,400 square feet of medical office space at an initial base rent of approximately $19,000 per month, commencing in August 2005.  The space is occupied by The PROMETA Center, a managed medical practice, under a full business service management agreement.  As a condition to signing the lease, we secured a $90,000 letter of credit for the landlord as a security deposit, which, as of October 2008, has been subsequently reduced to $45,000. The letter of credit is collateralized by a certificate of deposit in the amount of $45,000, which is included in deposits and other assets in the Consolidated Balance Sheet as of December 31, 2008.

In August 2006, we entered into a 62-month lease for 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007.  The space was occupied by the PROMETA Center through January 31, 2008 under an amendment to our management service agreement. We are currently seeking to sublease the vacant space.

In connection with a management services agreement that we executed with a medical professional corporation in Dallas, Texas, we assumed the obligation for two lease agreements at a current combined amount of approximately $9,000 per month, which expires in May 2011.

In November 2006, we entered into a five-year lease for office space in Switzerland at an initial base rent of 4,052 Swiss Francs per month (approximately US$3,800 using the December 31, 2008 conversion rate).

CompCare leases certain office space and equipment.  The Texas office lease contains escalation clauses based on the Consumer Price Index and provisions for payment of real estate taxes, insurance and maintenance and repair expenses.  Total rental expense for all operating leases was $259,000 and $269,000, respectively, for the years ended December 31, 2008 and 2007.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2008:

(Dollars in thousands)
Year Ending December 31,	Amount
2009	$1,756
2010	1,955
2011	251
2012	15
	$3,977	(a)

(a)	Includes approximately $1.1 million related to CompCare operating leases. We sold our interest in CompCare on January 10, 2009.

Clinical Research Commitments

In 2006 and 2007, we committed to a number of unrestricted grants for clinical research studies by preeminent researchers in the field of substance dependence and leading research institutions to evaluate the efficacy of our PROMETA Treatment Program in treating alcohol and stimulant dependence. As of December 31, 2008, we had approximately $2.7 million committed to such clinical research studies.  We anticipate that approximately $1.4 million and $1.3 million will be paid in 2009 and 2010, respectively.

Other Commitments and Contingencies

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

CompCare has insurance for a broad range of risks as it relates to CompCare’s business operations.  CompCare maintains managed care errors and omissions, professional and general liability coverage.  These policies are written on a claims-made basis and are subject to a $10,000 per claim self-insured retention.  The managed care errors and omissions and professional liability policies include limits of liability of $1 million per claim and $3 million in the aggregate. The general liability has a limit of liability of $5 million per claim and $5 million in the aggregate. CompCare is responsible for claims within the self-insured retentions or if the policy limits are exceeded.  CompCare management is not aware of any claims that could have a material adverse impact on their financial statements.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the December 31, 2008, we were not involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Note 14.  Related Party Transactions

Andrea Grubb Barthwell, M.D., a member of our Board of Directors, is the founder and chief executive officer of a healthcare and policy consulting firm providing consulting services to us.  In 2008, 2007 and 2006 we paid or accrued approximately $4,000, $156,000 and $189,000, respectively, in fees to the consulting firm.

There were no other material related party transactions in 2008, 2007 or 2006.

Note 15.  Subsequent Events (Unaudited)

 Pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our majority-owned, controlled subsidiary CompCare, consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million.

We expect to recognize a gain of approximately $11.2 million from the sale of our CompCare interest, which will be included in our Consolidated Statement of Operations for the three month period ending March 31, 2009.  The following is a summary of the net assets sold on the closing date of January 20, 2009:

(Dollars in thousands)	At January 20, 2009
Cash and cash equivalents	$523
Other current assets	940
Property and equipment, net	230
Goodwill	403
Intangible assets	608
Other non-current assets	230
Total assets	2,934

Accounts payable and accrued liabilities	(2,065)
Accrued claims payable	(5,637)
Accrued reinsurance claims payable	(2,527)
Long-term capital lease obligation	(2,346)
Other liabilities	(63)
Total liabilities	(12,638)

Net assets (liabilities) of discontinued operations	$(9,704)

In accordance with FAS 144, CompCare’s results of operations will be presented as Income from Discontinued Operations, and its assets and liabilities will be separately classified as relating to discontinued operations beginning in the Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Note 16.  Interim Financial Information (Unaudited)

Summarized quarterly supplemental financial information is as follows:

	Quarter Ended								Total
	March		June		September		December		Year
	(Dollars in thousands, except per share amounts)
2008
Revenues	$11,339		$11,613		$9,658		$8,620		$41,230
Loss from operations	(13,074)	(a)	(12,659)	(a)	(9,443)	(a)	(18,427)	(a)	(53,603)
Net loss	(10,711)	(a)	(14,093)	(a)	(6,277)	(a)(b)	(19,337)	(a)(b)	(50,418)
Basic and diluted loss per share	$(0.20)	(a)	$(0.26)	(a)	$(0.11)	(a)(b)	$(0.35)	(a)(b)	$(0.92)

2007
Revenues	$8,857		$11,340		$12,020		$11,784		$44,001
Loss from operations	(10,772)		(12,020)		(13,473)	(c)	(11,266)		(47,531)
Net loss	(10,743)		(12,252)		(13,843)	(c)	(8,624)	(d)	(45,462)
Basic and diluted loss per share	$(0.25)		$(0.28)		$(0.31)	(c)	$(0.15)	(d)	$(0.99)

(a)
Includes i) costs related to streamlining our operations of $1.1 million, $1.2 million, $199,000 and $510,000 for the 2008 quarters ended March, June, September and December, respectively.  See further discussion in Note 1 – Summary of Significant Accounting Policies, “Costs Associated with Streamlining our Operations” and ii) Goodwill impairment loss of $9.8 million recorded in December 2008.  See Note 1 – Summary of Significant Accounting Policies, “Goodwill.”

(b)
Includes i) non-operating gains of $3.7 million and $1.0 million for the 2008 quarters ended September and December, respectively, for the change in fair value of warrants.  See further discussion in Note 1 – Summary of Significant Accounting Policies, “Warrant Liabilities” and ii) a $1.4 million ‘Other-than-temporary’ loss on marketable securities recorded in December 2008 - See Note 1 – Summary of Significant Accounting Policies, “Marketable Securities.”

(c)	Includes a $2.4 million non-cash stock settlement reached with XINO Corporation, recorded in August 2007 - See Note 5 – Intangible Assets.
(d)
Includes i) a non-operating gain of $3.5 million for the quarter ended December 2007, for the change in fair value of warrants and ii) a loss of $741,000 on extinguishment of debt resulting from the redemption of $5 million of the Highbridge senior secured notes in November 2007.  See further discussion in Note 6 – Debt Outstanding.