Form 10-K/A
period 2008-12-31
HYTHIAM INC
filed 2009-04-30
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

As of April 28, 2009, there were 55,154,688 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Hythiam, Inc.’s (“we,” “us,” “our,” “the Company,” or “Hythiam”) Annual Report on Form 10-K for the year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009 (the “Original Filing”). This Amendment is being filed to amend the Original Filing to include the information required by Items 10 through 14 of Part III of Form 10-K, which information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K requires the information in the above referenced items be included in the Form 10-K filing or incorporated by reference from our definitive Proxy Statement if such statement is filed no later than 120 days after our last fiscal year end. We do not expect to file a definitive Proxy Statement containing the above referenced items within such 120-day period and therefore Part III information is filed hereby as an amendment to our Original Filing.  In addition, on the cover page, (i) the reference in the Original Filing to the incorporation by reference of the definitive Proxy Statement for our 2009 Annual Meeting has been deleted and (ii) the information with respect to the number of outstanding shares of common stock has been updated.

Additionally, in the second paragraph on page 38 within Item  7, Management’s Discussion and Analysis of Financial Condition  and Results of Operations, we replaced the term “cash operating expenditures” with “operating expenses” and on page F-17 in Notes to Consolidated Financial Statements, Note 1 – Summary of Significant Accounting Policies, within Part IV, Item 15, Exhibits, Financial Statement Schedules (a)(1),(2) Financial Statements, we corrected the table that summarizes the fair value measurements using Level III inputs by reporting the $11.5 million in “Transfers into Level III” and the $1.4 million in “Net realized losses”.

The Company is also updating its list of exhibits in Item 15 of this report to include the certifications specified in Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) required to be filed with this Amendment.  The Company is also amending the information contained in Items 1 and 1A of Part I of the Original Filing; Items 7, 8, and 9 of Part II of the Original Filing.  Except for the addition of the Part III information, the amendments to the information contained in Items 7 and 8 of the Part II information, the amendment to Footnote 1 to Financial Statements within Part IV, Item 15, the amendments to the information contained in Items 1 and 1A of the Part I information, the updates to the cover page and the updated exhibit list, no other changes have been made to the Original Filing.

HYTHIAM, INC.
Form 10-K/A Annual Report
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

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses and capital requirements for the next twelve months.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Risks related to our industry

Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations

Our PROMETA Treatment Program has not been approved by the Food and Drug Administration (FDA), and while the drugs incorporated in the PROMETA Treatment Program have been approved for other indications, they are not FDA approved for the treatment of alcohol or substance dependency. We have not sought, and do not currently intend to seek, FDA approval for the PROMETA Treatment Program.  It is possible that in the future the FDA could require us to seek FDA approval for the PROMETA Treatment Program.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues

Revenues for the year ended December 31, 2008 decreased $1.6 million compared to 2007, mainly due to a $656,000 decrease in administrative fees earned from new licensees, a decline in the number of sites contributing to revenue, a decease in the number of patients treated at U.S.-licensed sites and managed treatment centers and a $222,000 decrease in revenues from third party payors and international locations, partially offset by increases in non-PROMETA treatments at managed treatment centers. The number of licensed sites contributing to revenue amounted to 49 in 2008 compared to 70 in 2007. The number of patients treated at U.S.-licensed sites decreased to 505 patients in 2008 from 559 in 2007, resulting in a $310,000 decline in revenues. The number of patients treated at managed treatment centers decreased to 148 in 2008 from 239 in 2007, resulting in a $775,000 decline in revenue. The average revenue per treatment remained relatively unchanged at U.S. licensed sites, but increased slightly, by 2%, at managed treatment centers in 2008 compared to 2007. The increase in other treatment revenues at managed treatment centers was driven mainly by revenue from the new center in Dallas, Texas, which commenced operations in August 2007. The decrease in other revenues resulted principally from a decline in revenues from government payors. Our revenue may be further impacted in first quarter of 2009 by market conditions due to the uncertain economy, and also as we maintain our commitment to reduce operating expenses in components of healthcare services that are revenue generating, but unprofitable.

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

Also, 2008 expenses included $3.1 million (including $596,000 in share-based expense) in costs associated with actions taken to streamline our operations in January, April and the fourth quarter of 2008 to increase our focus on managed care opportunities. In January 2008, the actions we took to streamline operations included significant reductions in field and regional sales personnel and related corporate support personnel, closing the PROMETA Center in San Francisco, and reducing overall overhead costs and the number of outside consultants, all of which resulted in an overall reduction of operating expenses by 25% to 30% for the remainder of 2008. In April 2008, we took further action to streamline our operations by reducing total operating expenses an additional 20% to 25% for the remainder of 2008. Beginning in the fourth quarter of 2008, we initiated actions to reduce our operating expenses by an additional $10.2 million from the third quarter 2008 expenditure level, resulting in total budgeted operating expenses of approximately $17.7 million for 2009.

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

ITEM 9B.                      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our current executive officers and directors serving at December 31, 2008.  Our executive officers are elected annually by the board of directors and serve at the discretion of the board of directors.  Each current director is serving a term that will expire at the Company's next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	49	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	39	Director, President and Chief Operating Officer	2003

Christopher S. Hassan	48	Director, Chief Strategy Officer	2007

Maurice S. Hebert	46	Chief Financial Officer	2008

Andrea Grubb Barthwell, M.D.	54	Director, Chair of Compensation Committee, Member of the Audit Committee	2005

Marc G. Cummins	49	Director, Chair of Nominations and Governance Committee, Member of the Audit Committee	2004

Steven A. Kriegsman	67	Director, Chair of Audit Committee, Member of the Compensation Committee	2008

Jay A. Wolf	35	Director	2008

Biographical information for executive officers required under Item 10 is incorporated by reference from Item 1 of this report.

Andrea Grubb Barthwell, M.D. has served as the founder and chief executive officer of the global health care and policy-consulting firm EMGlobal, LLC since February 2005. From January 2002 through July 2004, she served as deputy director for demand reduction in the Office of National Drug Control Policy with the title of deputy drug czar, was a principal advisor in the executive office of the president on policies aimed at reducing the demand for illicit drugs, and was an active member of the White House Task Force on Disadvantaged Youth and the White House Domestic Violence Working Group, working closely with the National Institute on Drug Abuse to define the scope of its Health Services Research portfolio. From June 2000 through January 2002, Dr. Barthwell served as executive vice president and chief clinical officer of Human Resources Development Institute drug treatment center, where she served as deputy executive director and medical director from 1985 through 1987. From 1999 through January 2002, she served as president and chief executive officer of BRASS Foundation drug treatment center, where she was medical director since 1995. From 1996 through January 2002, Dr. Barthwell served as president of Encounter Medical Group (an affiliate of EMGlobal). From 1987 through 1996 she served as medical director of Interventions in Chicago, Illinois. She was a founding member of the Chicago Area AIDS Task Force, hosted a weekly local cable show on AIDS, and is a past president of the American Society of Addiction Medicine. In 2003, Dr. Barthwell received the Betty Ford Award, given by the Association for Medical Education and Research in Substance Abuse. In 1997, Dr. Barthwell's peers named her one of the "Best Doctors in America" in addiction medicine. Dr. Barthwell received a B.A. in Psychology from Wesleyan University, an M.D. from University of Michigan Medical School, and post-graduate training at University of Chicago and Northwestern University.

Marc G. Cummins is a managing partner of Prime Capital, LLC, a private investment firm focused on consumer companies.  Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with over $1 billion of assets under management. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was managing director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings.  He has been a director of Xcorporeal, Inc. since November 2006. Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.

Steven A. Kriegsman is president, chief executive officer and a director of CytRx Corporation, a clinical-stage biopharmaceutical company engaged in developing human therapeutic products. He also serves as a director of RXi. He previously served as a director and chairman of Global Genomics from June 2000 until its merger with Global Genomics in July 2002. Mr. Kriegsman is the chairman of the board and founder of Kriegsman Capital Group LLC, a financial advisory firm specializing in the development of alternative sources of equity capital for emerging growth companies in the healthcare industry. He has advised such companies as SuperGen Inc., Closure Medical Corporation, Novoste Corporation, Miravant Medical Technologies, and Maxim Pharmaceuticals. Mr. Kriegsman has a B.S. degree with honors from New York University in accounting and completed the Executive Program in Mergers and Acquisitions at New York University, The Management Institute. Mr. Kriegsman was formerly a Certified Public Accountant with KPMG in New York City. From June 2003 until February 2008, he served as a director, and he is the former chairman of the audit committee of, Bradley Pharmaceuticals, Inc. In February 2006, Mr. Kriegsman received the Corporate Philanthropist of the Year Award from the Greater Los Angeles Chapter of the ALS Association and in October 2006, he received the Lou Gehrig Memorial Corporate Award from the Muscular Dystrophy Association. Mr. Kriegsman has been active in various charitable organizations including the Biotechnology Industry Organization, the ALS Association, the Los Angeles Venture Association, the Southern California Biomedical Council, and the Palisades-Malibu YMCA.

Jay A. Wolf is a partner and co-founder of Trinad Capital, an activist hedge fund focused on micro-cap public companies. Mr. Wolf has a broad range of investment and operations experience that includes senior and subordinated debt lending, private equity and venture capital investments, mergers & acquisitions and public equity investments. Prior to his work at Trinad Capital which commenced in 2003, Mr. Wolf served as executive vice president of Corporate Development for Wolf Group Integrated Communications Ltd. where he was responsible for the company’s acquisition program. Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf currently sits on the boards of Mandalay Media, Inc. (MNDL), Optio Software, Inc. (OPTO), Prolink Holdings Corporation (PLKH), Shells Seafood Restaurants (SHLL), Xcorporeal, Inc. (XCR) and NorthStar Systems, Inc. Mr. Wolf is also a member of the board of Governors at Cedars-Sinai Hospital. Mr. Wolf received a BA from Dalhousie University

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied with.

Code of Ethics

Our Board of Directors has adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer and persons performing similar functions.  Our Code of Ethics is listed hereto as Exhibit 14.1 and can be found on our website at http://www.hythiam.com.

Procedures by which Stockholders may Nominate Directors

There have been no material changes in the procedures by which stockholders may nominate directors since our last definitive Proxy Statement.

Audit committee

The audit committee consists of three directors, Mr. Kriegsman, Dr. Barthwell and Mr. Marc G. Cummins. The board of directors has determined that each of the members of the audit committee are independent as defined by the applicable Nasdaq rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Securities and Exchange Act of 1934, as amended, and Messrs. Kriegsman and Cummins qualify as audit committee financial experts as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management's expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

We believe our long term success is dependent on a leadership team with the integrity, skills, and dedication necessary to oversee a growing organization on a day-to-day basis. In addition, the leadership must have the vision to anticipate and respond to future market and regulatory developments. Our executive compensation program is designed to enable us to attract, motivate and retain a senior management team with the collective and individual abilities to meet these challenges. The program's primary objective is to align executives' efforts with the long term interests of stockholders by enhancing our reputation, financial success and capabilities.

General executive compensation philosophy

We compensate our executives, including the named executive officers who are identified in the Summary Compensation Table, through a combination of base salary, cash bonus incentives, long term equity incentive compensation, and related benefits. These components are designed, in aggregate, to be competitive with comparable organizations and to align the financial incentives for the executives with the short and long term interests of stockholders.

The compensation committee of the board of directors receives the Company's management recommendations and then discusses, reviews and considers management's recommendations with respect to the compensation of those members of senior management whose compensation the committee considers. The committee then makes its recommendation to the board which discusses and then decides raises, bonuses and options.  Although their advice may be sought and they may be questioned by the committee, executive members of the board do not participate in the committee's or the board's discussion and vote.  Prior to the committee making its recommendations, the members of the committee have several discussions among themselves and meet to discuss, among other things, the performance and contributions of each of the members of senior management whose compensation they are considering as well as expectations (of the individual for the year and the future and those of the Company), results, responsibilities, and desire to retain such executive. In addition, the committee may have conversations with certain others before making its recommendations.

The Company's philosophy is to provide a compensation package that attracts, motivates and retains executive talent, and delivers rewards for superior performance as well as consequences for underperformance.  Specifically, our executive compensation program is designed to:

●
provide a competitive total compensation package that is competitive within the healthcare management and substance abuse treatment industries in which we compete for executive talent, and will assist in the retention of our executives and motivate them to perform at a superior level

●	link a substantial part of each executive's compensation to the achievement of our financial and operating objectives and to the individual's performance

●	provide long-term incentive compensation that focuses executives' efforts on building stockholder value by aligning their interests with our stockholders

●	provide incentives that promote executive retention.

Each year, the management and the board approve financial and non-financial objectives for the Company and the executive officers which may be reflected in the Company's executive employment agreements and incentive compensation plans. We do not have specific performance targets to be achieved for the named executive officers to earn their incentive awards, or specific individual objectives to be used to determine incentive amounts.  We design our incentive compensation plans to reward company-wide performance. In addition, we also consider the individual performance of each executive officer and other relevant criteria, such as the accomplishments of the management team as a whole. In designing and administering our executive compensation programs, we attempt to strike an appropriate balance among these elements.

The major compensation elements for our named executive officers are base salary, performance-based bonuses, stock options, insurance benefits and perquisites. Each of these elements is an integral part of and supports our overall compensation objectives. Base salaries (other than increases), insurance benefits and perquisites form stable parts of our executive officers' compensation packages that are not dependent on our performance during a particular year. We set these compensation elements at competitive levels so that we are able to attract, motivate and retain highly qualified executive officers. Consistent with our performance-based philosophy, we reserve the largest potential compensation awards for performance- and incentive-based programs. These programs include awards that are based on our financial performance and provide compensation in the form of both cash and equity to provide incentives that are tied to both our short-term and long-term performance. Our performance-based bonus program rewards short-term and long-term performance, while our equity awards, in the form of stock options, reward long-term performance and align the interests of management with our stockholders.

Board determination of compensation awards

The compensation committee recommends and the board determines the compensation awards to be made to our executive officers. The compensation committee recommends and the board determines the total compensation levels for our executive officers by considering several factors, including each executive officer's role and responsibilities, how the executive officer is performing against those responsibilities, our performance, and the competitive market data applicable to the executive officers' positions.

In arriving at specific levels of compensation for executive officers, the board has relied on

●	the recommendations of management;

●	benchmarks provided by generally available compensation surveys; and

●	the experience of board members and their knowledge of compensation paid by comparable companies or companies of similar size or generally engaged in the healthcare services business.

The Company seeks an appropriate relationship between executive pay and corporate performance. Executive officers are entitled to customary benefits generally available to all Company employees, including group medical, dental and life insurance and a 401(k) plan. The Company has employment agreements (which include severance arrangements) with three (3) of our key executive officers to provide them with the employment security and severance deemed necessary to retain them.

Components of executive compensation

Base salary. Base salaries provide our executive officers with a degree of financial certainty and stability. We seek to provide base salaries sufficient to attract and retain highly qualified executives. Whenever management proposes to enter into anew employment agreement or to renew an existing employment agreement, the compensation committee reviews and recommends, and the board determines, the base salaries for such persons, including our chief executive officer and our other executive officers. Salaries are also reviewed in the case of executive promotions or other significant changes in responsibilities. In each case, the compensation committee and the board each take into account competitive salary practices, scope of responsibilities, the results previously achieved by the executive and his or her development potential.

On an individual basis, a base salary increase, where appropriate and as contemplated by the individual’s employment agreement, is designed to reward performance consistent with our overall financial performance in the context of competitive practice. Performance reviews, including changes in an executive officer's scope of responsibilities, in combination with general market trends determine individual salary increases. Aside from contractually provided minimum cost of living adjustments, no formulaic base salary increases are provided to the named executive officers.

In addition to complying with the executive compensation policy and to the requirements of applicable employment agreements, compensation for each of the executive officers for 2008 was based on the executive's performance of his or her duties and responsibilities, the performance of the Company, both financial and otherwise, and the success of the executive in managing, developing and executing our business development, sales and marketing, financing and strategic plans, as appropriate.  With the exception of one $25,000 bonus for the president and chief operating officer, no merit raises or bonuses were approved or recommended for our executive officers for 2009.

Bonus. Executive officers are eligible to receive cash bonuses based on the degree of the Company's achievement of financial and other objectives and the degree of achievement by each such officer of his or her individual objectives. Within such guidelines the amount of any bonus is discretionary.

The primary purpose of our annual performance incentive awards is to motivate our executives to meet or exceed our company-wide short-term performance objectives. Our annual cash bonuses are designed to reward management-level employees for their contributions to individual and corporate objectives. Regardless of our performance, the board retains the discretion to adjust the amount of our executives' bonus based upon individual performance or circumstances.

At the beginning of 2008, the management and the board established performance objectives for the payment of annual incentive awards to each of the named executive officers and other senior management employees. Performance objectives were based on corporate objectives established as part of the annual operating plan process. Year end bonus awards were based on attainment of these performance objectives as adjusted to reflect changes in our business and industry throughout the year. The compensation committee recommended and the board determined that bonuses in the amounts set forth in the total compensation chart below were appropriate.  Each individual's bonus was determined based upon the individual's attainment of performance objectives pre-established for that participant by the board, senior management, or the executive's supervisor. The management and the board established the chief executive officer's performance objectives.

In general, each participant set for himself or herself (subject to his or her supervisor's review and approval or modification) a number of objectives for 2008 and then received a performance evaluation against those objectives as a part of the year-end compensation review process. The individual objectives varied considerably in detail and subject matter depending on the executive's position. By accounting for individual performance, we were able to differentiate among executives and emphasize the link between individual performance and compensation.

Stock options. Equity participation is a key component of the Company's executive compensation program. Under the incentive compensation plan, the Company is permitted to grant stock options to officers, directors, employees and consultants. To date, stock options have been the sole means of providing equity participation to executive officers. Stock options are granted to executive officers primarily based on the officer's actual and expected contribution to the Company's development. Options are designed to retain executive officers and motivate them to enhance stockholder value by aligning their financial interests with those of the stockholders. Stock options are intended to enable the Company to attract and retain key personnel and provide an effective incentive for management to create stockholder value over the long term since the option value depends on appreciation in the price of the Company's common stock.

Our employees, including our executive officers, are eligible to participate in the award of stock options under our 2007 Incentive Compensation Plan, as amended.  Option grant dates for newly hired or promoted officers and other eligible employees have typically been the on the first board meeting date following the date of employment or in the new position. Employees who have demonstrated outstanding performance during the year may be awarded options during or following the year. Such grants provide an incentive for our executives and other employees to increase our market value, as represented by our market price, as well as serving as a method for motivating and retaining our executives.

In determining to provide long-term incentive awards in the form of stock options, the board considered cost and dilution impact, market trends relating to long-term incentive compensation and other relevant factors. The board determined that an award of stock options more closely aligns the interests of the recipient with those of our stockholders because the recipient will only realize a return on the option if our stock price increases over the term of the option.

Perquisites and Other Benefits.  We also provide other benefits to our executive officers that are not tied to any formal individual or Company performance criteria and are intended to be part of a competitive overall compensation program. For 2008, these benefits included payment of term life insurance premiums, club dues, and automobile allowances. We also offer 401(k) retirement plans, and medical plans, for which executives are generally charged the same rates as all other employees.

Chief executive officer compensation

The compensation committee, at least annually, reviews and recommends to the board of directors the compensation of Terren S. Peizer, chief executive officer, in accordance with the terms of his employment agreement, as well as any variations in his compensation the committee feels are warranted. Mr. Peizer, as a member of the board, does not participate in and abstains from all discussions and decisions of the board with regard to his compensation. The board believes that in the highly competitive healthcare industry in which the Company operates, it is important that Mr. Peizer receive compensation consistent with compensation received by chief executive officers of competitors and companies in similar stages of development. Mr. Peizer receives a base salary of $450,000. See "Executive employment agreements" for a description of the material terms and conditions of Mr. Peizer's employment agreement.

Severance and change of control arrangements

We have entered into change of control employment agreements with certain of our named executive officers, as described in "Executive employment agreements." These agreements provide for severance payments to be made to the executive officers if their employment is terminated under specified circumstances following a change of control. We also provide benefits to these executive officers upon qualifying terminations. The agreements are designed to retain our executive officers and provide continuity of management in the event of an actual or threatened change of control and to ensure that our executive officers' compensation and benefits expectations would be satisfied in such event.

Internal Revenue Code limits on deductibility of compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a federal income tax deduction to public companies for certain compensation in excess of $1 million paid to a corporation's chief executive officer or any of its four other most highly compensated executive officers. Qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. The board is of the opinion that the Company's incentive compensation plan has been structured to qualify the compensation income deemed to be received upon the exercise of stock options granted under the plans as performance-based compensation. The board will review with appropriate experts or consultants as necessary the potential effects of Section 162(m) periodically and in the future may decide to structure additional portions of compensation programs in a manner designed to permit unlimited deductibility for federal income tax purposes.

The Company is not currently subject to the limitations of Section 162(m) because no executive officers received cash payments during 2008 in excess of $1 million. To the extent that the Company is subject to the Section 162(m) limitation in the future, the effect of this limitation on earnings may be mitigated by net operating losses, although the amount of any deduction disallowed under Section 162(m) could increase alternative minimum tax by a portion of such disallowed amount. For information relating to the Company's net operating losses, see the consolidated financial statements included in the 2008 Annual Report on Form 10-K to stockholders.

All members of the compensation committee qualify as outside directors. The board considers the anticipated tax treatment to the Company and our executive officers when reviewing executive compensation and our compensation programs. The deductibility of some types of compensation payments can depend upon the timing of an executive's vesting or exercise of previously granted rights. Interpretations of and changes in applicable tax laws and regulations, as well as other factors beyond the board's control, also can affect the deductibility of compensation.

While the tax impact of any compensation arrangement is one factor to be considered, such impact is evaluated in light of the Company's overall compensation philosophy. The board will consider ways to maximize the deductibility of executive compensation, while retaining the discretion it deems necessary to compensate officers in a manner commensurate with performance and the competitive environment for executive talent. From time to time, the board may award compensation to our executive officers which is not fully deductible if it determines that such award is consistent with its philosophy and is in our and our stockholders' best interests, or as part of initial employment offers, such as grants of nonqualified stock options.

Sections 280G and 4999 of the Internal Revenue Code impose certain adverse tax consequences on compensation treated as excess parachute payments. An executive is treated as having received excess parachute payments for purposes of Sections 280G and 4999 of the Internal Revenue Code if he or she receives compensatory payments or benefits that are contingent on a change in the ownership or control of a corporation, and the aggregate amount of such contingent compensatory payments and benefits equal or exceeds three times the executive's base amount. If the executive's aggregate contingent compensatory payments and benefits equal or exceed three times the executive's base amount, the portion of the payments and benefits in excess of one times the base amount are treated as excess parachute payments. Treasury Regulations define the events that constitute a change in ownership or control of a corporation for purposes of Sections 280G and 4999 of the Internal Revenue Code and the executives subject to Sections 280G and 4999 of the Internal Revenue Code.

An executive's base amount generally is determined by averaging the executive's Form W-2 taxable compensation from the corporation and its subsidiaries for the five calendar years preceding the calendar year in which the change in ownership or control occurs. An executive's excess parachute payments are subject to a 20% excise tax under Section 4999 of the Internal Revenue Code, in addition to any applicable federal income and employment taxes. Also, the corporation's compensation deduction in respect of the executive's excess parachute payments is disallowed under Section 280G of the Internal Revenue Code. If we were to be subject to a change of control, certain amounts received by our executives (for example, amounts attributable to the accelerated vesting of stock options) could be excess parachute payments under Sections 280G and 4999 of the Internal Revenue Code.  We provide our chief executive officer with tax gross up payments in event of a change of control.

Section 409A of the Internal Revenue Code imposes distribution requirements on nonqualified deferred compensation plans and arrangements. If a nonqualified deferred compensation plan or arrangement fails to comply with Section 409A of the Internal Revenue Code, an executive participating in such plan or arrangement will be subject to adverse tax consequences (including an additional 20% income tax on amounts deferred under the plan or arrangement). Our nonqualified deferred compensation plans and arrangements for our executive officers are intended to comply with Section 409A of the Internal Revenue Code, or to be exempt from the requirements of Section 409A of the Internal Revenue Code.

COMPENSATION COMMITTEE REPORT

The following report of the compensation committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2008.  Based on its review and discussions with management, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis section be included in Hythiam, Inc.'s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2008.

This report is submitted by:

Andrea Grubb Barthwell, M.D., Chair of Compensation Committee

Dated: April 30, 2009

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2008, 2007 and 2006 fiscal years.

						All other
Name and	Fiscal				Option	compen-
Principal Position	year	Salary		Bonus	awards (1)	sation (2)		Total

Terren S. Peizer,	2008	$450,000		$-	$1,258,917	$52,271	(3)	1,761,188
Chairman & Chief	2007	450,000		-	2,018	52,401	(3)	504,419
Executive Officer	2006	432,667		400,000	9,241	319,869	(3) (4)	1,161,777

Richard A. Anderson,	2008	320,262		25,000	522,064	44,838		912,164
President and	2007	288,000		65,000	203,694	19,956		576,650
Chief Operating Officer	2006	278,800		80,000	469,937	18,585		847,322

Christopher S. Hassan,	2008	290,005		-	408,960	16,071		715,036
Chief Strategy Officer	2007	278,800		5,000	179,920	258,008	(6)	721,728
	2006	108,649	(5)	57,900	77,390	33,694	(6)	277,633

Lawrence Weinstein, M.D.	2008	254,112		35,100	134,593	11,777		435,582
Senior Vice President -	2007	233,654		35,000	44,980	12,826		326,460
Medical Affairs	2006	110,769	(7)	-	24,815	1,690		137,274

Maurice S. Hebert,	2008	195,577		-	141,857	15,461		352,895
Chief Financial Officer	2007	169,346		-	66,499	13,980		249,825
	2006	29,423	(8)	-	10,749	627		40,799

Chuck Timpe,	2008	246,810	(9)	-	171,772	15,333		433,915
Former Chief Financial	2007	278,800		5,000	80,906	28,618		393,324
Officer	2006	215,700		60,000	96,887	29,385		401,972

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2008, 2007 and 2006 for stock option awards granted in 2008 and in previous years to the executive officers in accordance with SFAS No. 123(R). The dollar value for Mr. Peizer's stock option awards relate to an award granted in 2003 for 1,000,000 shares and awards granted in 2008 for 1,000,000 shares. Mr. Peizer was not awarded any stock option grants during the fiscal years 2004 through 2007.  The grant-date fair values of stock options are calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. See Note 10 — Share-Based Compensation to the  December 31, 2007 consolidated financial statements in our Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to executive officers.

(2)	Includes group life insurance premiums and health club membership fees for each officer.
(3)	Includes $51,864 in 2008, $49,869 in 2007 and $51,864 in 2006 for automobile allowance, including tax gross-ups.
(4)	On April 27, 2006 the board of directors awarded Mr. Peizer a special bonus of $265,000.
(5)	Mr. Hassan's employment commenced on July 27, 2006.
(6)	Includes $240,492 for relocation expenses, including tax gross-ups, in 2007, and $38,694 for relocation expenses, including tax gross-ups, in 2006.
(7)	Dr. Weinstein's employment commenced on June 19, 2006.
(8)	Mr. Hebert's employment commenced on October 12, 2006.
(9)	Mr. Timpe's retirement was effective on November 12, 2008.

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our chairman and chief executive Officer, Terren S. Peizer, effective as of September 29, 2003. Mr. Peizer currently receives an annual base salary of $450,000, with annual bonuses targeted at 100% of his base salary established by mutual agreement between Mr. Peizer and the board. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, and a car allowance of $2,500 per month, grossed up for taxes. He was also granted options in 2003 to purchase 1,000,000 shares of our common stock at ten percent above the fair market value on the date of grant, vesting 20% each year over five years.  All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Strategy Officer

We entered into a four-year employment agreement with our president, Richard A. Anderson and chief strategy officer Christopher S. Hassan effective April 19, 2005 and July 27, 2006, respectively.  We entered into an amendment to our employment agreement with Mr. Anderson on July 16, 2008 changing his title and job duties to president and chief operating officer and his base salary, and granting a one-time bonus of $25,000.  Mr. Anderson currently receives an annual base salary of $350,000, and Mr. Hassan receives an annual base salary of $302,377, each with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Their compensation will be adjusted each year by an amount not less than the CPI. They each receive executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance.  Mr. Anderson was granted options to purchase 280,000 shares of our common stock, in addition to the 120,000 options previously granted to him as a non-employee member of our board of directors. Mr. Hassan was granted options to purchase 400,000 shares of our common stock. Each of the options was granted at the fair market value on the date of grant, vesting 20% each year over five years. The options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mssrs. Anderson and Hassan each will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless they become eligible for coverage under another employer's plan. If either is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release they will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into an employment agreement with Maurice Hebert on November 12, 2008, which provides for Mr. Hebert to receive an annual base salary of $240,000, with annual bonuses targeted at 40% of his base salary based on his performance and the operational and our financial performance. Mr. Hebert receives executive benefits including group medical and dental insurance, and long-term disability insurance and participation in our 401(k) plan and employee stock purchase plan. On the date of the employment agreement, Mr. Hebert was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.59 per share, the fair market value on the date of grant, vesting monthly over three years from the date of grant.

Confidentiality agreements

Each employee is required to enter into a confidentiality agreement. These agreements provide that for so long as the employee works for us, and after the employee's termination for any reason, the employee may not disclose in any way any of our proprietary confidential information.

Limitation on liability and indemnification matters

Our certificate of incorporation and bylaws limit the liability of directors and executive officers to the maximum extent permitted by Delaware law. The limitation on our directors' and executive officers' liability may not apply to liabilities arising under the federal securities laws. Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to our directors and executive officers pursuant to our certificate of incorporation and bylaws, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

GRANTS OF PLAN-BASED AWARDS IN 2008

The table below sets forth the information with respect to options granted to our named executive officers during 2008.

	Grant date	Number of securities underlying options granted (1)	Exercise price ($/Sh) (2)	Grant date fair value of option awards (3)
Terren S. Peizer	02/07/08	460,000	$2.65	$767,724
	06/20/08	540,000	2.63	941,608

Richard A. Anderson	02/07/08	293,000	2.65	488,990
	06/20/08	344,500	2.63	600,711

Christopher S. Hassan	02/07/08	195,000	2.65	325,414
	06/20/08	230,000	2.63	401,055

Maurice Hebert	02/07/08	62,500	2.65	104,306
	06/20/08	73,500	2.63	128,163
	11/10/08	100,000	0.59	37,838

Lawrence Weinstein, M.D.	02/07/08	78,000	2.65	130,166
	06/20/08	92,000	2.63	160,422

Chuck Timpe (4)	02/07/08	175,000	2.65	292,020
	06/20/08	207,000	2.63	360,950

Notes to Grants of Plan-based Awards Table:

(1)
Approximately 25% of the options granted on February 7, 2008 were immediately vested and the remaining options vest monthly over a thirty-six month period from the date of grant. The June 20, 2008 grants and the November 10, 2008 grant for Mr. Hebert vest monthly over a thirty-six month period from the date of grant.

(2)	All options to purchase our common stock are exercisable at a price equal to the closing price of our common stock on the date of grant.

(3)
The grant date fair value of stock options is calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected life of the options and applicable interest rates. See Note 10 — Share-Based Compensation to the December 31, 2008 consolidated financial statements in our Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to executive officers.

(4)	Mr. Timpe retired effective November 12, 2008.

OUTSTANDING EQUITY AWARDS AT LAST FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2008.

	Number of shares underlying unexercised options		Option	Option
	Exercisable (#)	Unexercisable (#) (1)	exercise price	expiration date
Terren S. Peizer	1,000,000	-	$2.75	09/29/13
	308,330	151,670	2.65	02/07/18
	90,000	450,000	2.63	06/20/18

Richard A. Anderson	120,000	-	2.50	09/29/13
	153,000	102,000	7.34	04/28/15
	10,000	15,000	4.77	07/27/16
	196,495	96,505	2.65	02/07/18
	57,414	287,086	2.63	06/20/18

Christopher S. Hassan	160,000	240,000	4.77	07/27/16
	130,900	64,100	2.65	02/07/18
	38,334	191,666	2.63	06/20/18

Maurice Hebert	36,000	54,000	7.89	11/15/16
	41,920	20,580	2.65	02/07/18
	12,252	61,248	2.63	06/20/18
	2,778	97,222	0.59	11/10/18

(1)
The unvested stock options granted on February 7, 2008, June 20, 2008 and November 10, 2008 vest monthly over a thirty-six month period from the date of grant. All other awards vest 20% each year over five years from the date of grant.

OPTIONS EXERCISED IN 2008

There were no options exercised by any of our named executive officers, and no restricted stock held or vested, in 2008.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2008.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $5,600.  If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,717,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $17,000.

If either Mr. Hassan or Mr. Anderson had been terminated without good cause or resigned for good reason, he would have received a lump sum of $525,000 for Mr. Anderson and $453,566 for Mr. Hassan, based upon one year's salary plus the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one year, with a value equal to $17,000 each.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,717,000, as described above, plus a tax gross up of $713,000.

In addition, had either Mr. Hassan or Mr. Anderson been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $787,500 for Mr. Anderson and $680,348 for Mr. Hassan, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $25,000 each.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was paid to the individuals who served as non-employee directors during the year ended December 31, 2008. Except as set forth in the table, during 2008, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

					Change in
					pension
				Non-	value and
				equity	nonqualified
	Fees			incentive	deferred
	earned		Option	plan	compen-	All other
	or paid	Stock	awards	compen-	sation	compen-
	in cash	awards	(1) (2)	sation	earnings	sation	Total
Marc Cummins	$8,750	$-	$137,906	$-	$-	$-	$146,656
Andrea Grubb Barthwell, MD	7,500	-	132,374	-	-	-	139,874
Steven Kriegsman	15,500	-	23,941	-	-	-	39,441
Jay Wolf	-	-	23,941	-	-	-	23,941
Hon. Karen Freeman-Wilson	10,500	-	88,758	-	-	-	99,258
Leslie F. Bell	20,000	-	33,864	-	-	-	53,864

Notes to Director Compensation Table:

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2008 for non-employee director stock options granted in 2008 and in previous years, in accordance with SFAS No. 123(R). As such, these amounts do not correspond to the compensation actually realized by each director for the period. See Note 10 — Share-Based Compensation to the Company's December 31, 2008 consolidated financial statements in its Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to non-employee directors.

(2)
There were a total of 762,500 stock options granted to non-employee directors outstanding at December 31, 2008 with an aggregate grant date fair value of $1,551,604, the last of which will vest in July 2011. The grant date fair value of stock option awards is calculated based on the Black-Scholes stock option valuation model utilizing the assumptions discussed in Note 10 — Share-Based Compensation to the December 31, 2008 consolidated financial statements in our Annual Report on Form 10-K. Outstanding equity awards, by non-employee director as of December 31, 2008 were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding (#)	outstanding
Marc Cummins	277,500	$592,293
Andrea Grubb Barthwell, MD	185,000	549,801
Steven Kriegsman	150,000	204,755
Jay Wolf	150,000	204,755

Compensation committee interlocks and insider participation

No member of the compensation committee was at any time during the past fiscal year an officer or employee of the Company, was formerly an officer of the Company or any of our subsidiaries, or had any employment relationship with us.

During the last fiscal year, none of our executive officers served as:

●
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

●	a director of another entity one of whose executive officers served on our compensation committee; or

●
a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the shares of common stock beneficially owned as of April 28, 2009 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock,

(ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table set forth in the Executive Compensation section, and (iv) all such directors and officers as a group:

		Options &	Total
	Common	Warrants	Common
	Stock	Exercisable	Stock	Percent
	Beneficially	on or before	Beneficially	of
Name of Beneficial Owner (1)	Owned (2)	July 7, 2009	Owned	Class (3)
Terren S. Peizer (4))	13,600,000	1,519,161	15,119,161	21.8%
Knoll Capital Management, LP (5)	4,001,040	208,768	4,209,808	6.1%
NorthPointe Capital, LLC (6)	3,627,295	54,750	3,682,045	5.3%
Marc G. Cummins (7)	1,583,111	482,751	2,065,862	*
Richard A. Anderson	-	664,939	664,939	*
Christopher S. Hassan	-	380,587	380,587	*
Andrea Grubb Barthwell, M.D.	-	131,194	131,194	*
Maurice S. Hebert	-	125,494	125,494	*
Steven A. Kriegsman	-	45,004	45,004	*
Jay A. Wolf	-	45,004	45,004	*
All directors and named executive officers as a group (8 persons)	15,183,111	3,394,134	18,577,245	26.8%

(1)	The mailing address of all individuals listed is c/o Hythiam, Inc., 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025, unless otherwise indicated.
(2)
The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On April 28, 2009, there were 55,154,688 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after April 28, 2009 is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)	13,600,000 shares are held of record by Bonmore, LLC and Reserva Capital, LLC, which is owned and controlled by Mr. Peizer.
(5)
Based on information provided on Schedule 13G filed with the SEC on February 10, 2009, by Fred Knoll, individually and as president of Knoll Capital Management LP and Europa International, Inc., 237 Park Avenue, 9th Floor, New York, New York 10166.

(6)	Based on information provided on Schedule 13G filed with the SEC on February 10, 2009, by NorthPointe Capital,LLC, 101 W. Big Beaver, Suite 745, Troy, Michigan 48084.
(7)
Includes 751,566 shares and 187,892 warrants held by CPS Opportunities, LLC, 167,015 shares and 41,754 warrants held by GPC LX1 LLC, 73,069 shares and 18,267 warrants held by Prime Logic 1 LLC, 52,192 shares and 13,048 warrants held by GPC 78 LLC, for which Mr. Cummins serves as investment manager and 317,047 shares held by Prime Logic Capital LLC, for which Mr. Cummins serves as managing partner.  Additionally, 100,000 shares are held of record by Bexley Partners, L.P., 23,000 by Cummins Children's Trust, 22,000 by C.F. Partners, L.P., and 35,000 by Mr. Cummins' wife Lisa Cummins. Mr. Cummins disclaims beneficial ownership of such shares.

Equity Compensation Plan

The information relating to our equity compensation plan required to be filed hereunder is included in Part IV, Item 15 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Either the Audit Committee or the Board approves all related party transactions. The procedure for the review, approval or ratification for related party transactions involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures and reviewing the details of major deals and transactions to ensure that they do not involve related transactions. Members of management have been informed and understand that they are to bring related party transactions to the Audit Committee or the Board for approval. These policies and procedures are evidenced in the Audit Committee Charter and the Code of Ethics.

Certain Transactions

Andrea Grubb Barthwell, M.D., a director, is the founder and chief executive officer of EMGlobal LLC, a healthcare and policy consulting firm providing consulting services to us.  In 2006 and 2007, we paid or accrued approximately $189,000 and $156,000, respectively, in fees to the consulting firm. No such fees were paid in 2008.

Lawrence Weinstein, M.D. is the sole shareholder of The PROMETA Center, Inc., a California professional corporation. Under the terms of a management services agreement with the PROMETA Center, we provide and perform all non-medical management and administrative services for the medical group. We also agreed to provide a working capital loan to the PROMETA Center to allow for the medical group to pay for its obligations, including our management fees, equipment, leasehold build-out and start-up costs. As of March 31, 2009, the amount of loan outstanding was approximately $9.2 million, with interest at the prime rate plus 2%. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the stockholder or other third party.

Independence of the Board of Directors

Our common stock is traded on the NASDAQ Global Market (“NASDAQ”). The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and Hythiam, its senior management and its independent auditors, the Board has determined further that Messrs. Cummins, Kriegsman, Wolf and Dr. Barthwell are independent under the listing standards of NASDAQ. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Hythiam, its senior management and its independent auditors since last making this determination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of BDO Seidman, LLP served as our independent registered public accounting firm since the 2003 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2009 fiscal year unless the audit committee deems it advisable to make a substitution.

Aggregate fees billed to us for the fiscal years ended December 31, 2007 and 2008 by BDO Seidman and its affiliates are as follows:

	2007	2008
Audit fees (1)	$745,000	$518,000
Audit-related fees (2)	$126,000	$40,000
Tax fees (3)	$72,000	$-
Other fees	$-	$-

(1)
This amount includes fees paid by us in connection with the annual audit of our consolidated financial statements, the review of our quarterly financial statements, registration statements and other filings with the SEC and approximately $305,000 in 2007 and $144,000 in 2008 in fees related to the audit of internal control over financial reporting performed in relation to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	This amount relates to consulting on financial accounting and reporting standards, consultation on accounting transactions and fees related to our stock offering.

(3)	Amounts are for tax return preparation.

The audit committee has considered whether the provision of non-audit services by BDO Seidman is compatible with maintaining BDO Seidman's independence.

Audit committee pre-approvals

All auditing and non-auditing services provided to us by the independent auditors are pre-approved by the audit committee or in certain instances by the chair of the audit committee pursuant to delegated authority. Each year the audit committee discusses and outlines the scope and plan for the audit and reviews and approves all known audit and non-audit services and fees to be provided by and paid to the independent auditors. During the year, the specific audit and non-audit services or fees not previously negotiated or approved by the audit committee are negotiated or approved in advance by the audit committee or by the chair of the audit committee pursuant to delegated authority. In addition, during the year the chief financial officer and the audit committee monitor actual fees to the independent auditors for audit and non-audit services.

All of the services provided by BDO Seidman described above under the captions "Audit-related fees", "Tax fees", and "All other fees" were approved by our audit committee pursuant to our audit committee's pre-approval policies.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1),(2)                      Financial Statements

The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.

(a)(3)              Exhibits

Those exhibits marked with a (£) refer to exhibits filed with the Original Filing. The following exhibits are filed as part of this report:

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

10.12*	2007 Stock Incentive Plan, incorporated by reference to the Hythiam Inc.’s Revised Definitive Proxy on Form DEFR14A filed May 11, 2007.
10.13 £	Technology License and Administrative Services Agreement
10.14*£	Amendment No. 2 to Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates, a California professional corporation
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

HYTHIAM, INC.
Date: April 30, 2009	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	April 30, 2009
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ MAURICE S. HEBERT	Chief Financial Officer	April 30, 2009
Maurice S. Hebert	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	April 30, 2009
Richard A. Anderson	and Director

/s/ CHRISTOPHER S. HASSAN	Chief Strategy Officer and Director	April 30, 2009
Christopher S. Hassan

/s/ STEVE KRIEGSMAN	Director	April 30, 2009
Steve Kriegsman

/s/ MARC G. CUMMINS	Director	April 30, 2009
Marc G. Cummins

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	April 30, 2009
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

(Dollars in thousands)	Level III
Balance as of December 31, 2007	$-
Transfers in/out of Level III	11,500
Purchases and sales, net	-
Net unrealized losses	-
Net realized gains (losses)*	(1,428)
Balance as of December 31, 2008	$10,072

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