Form 10-Q
period 2009-03-31
HYTHIAM INC
filed 2009-05-11
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐            No ☑

As of May 8, 2009, there were 55, 154, 688 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	March 31,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$5,884	$9,756
Marketable securities, at fair value	139	146
Restricted cash	31	24
Receivables, net	543	654
Prepaids and other current assets	179	357
Current assets of discontinued operations	-	3,053
Total current assets	6,776	13,990
Long-term assets
Property and equipment, net of accumulated depreciation
of $5,118,000 and $5,035,000 respectively	1,541	2,625
Intangible assets, less accumulated amortization of
$1,317,000 and $1,250,000, respectively	2,839	3,257
Marketable securities, at fair value	10,365	10,072
Deposits and other assets	222	318
Non-current assets of discontinued operations	-	1,604
Total Assets	$21,743	$31,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,464	$3,396
Accrued compensation and benefits	795	1,476
Other accrued liabilities	1,669	2,082
Short-term debt	10,455	9,835
Current liabilities from discontinued operations	-	8,675
Total current liabilities	15,383	25,464
Long-term liabilities
Long-term Liabilities	234	-
Deferred rent and other long-term liabilities	266	127
Warrant liabilities	87	156
Capital lease obligations	71	81
Non-current liabilities from discontinued operations	-	4,930
Total liabilities	16,041	30,758

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
55,075,000 and 54,965,000 shares issued and outstanding
at March 31, 2009 and December 31, 2008, respectively	6	6
Additional paid-in-capital	175,837	174,721
Accumulated other comprehensive income	425	-
Accumulated deficit	(170,566)	(173,619)
Total Stockholders' Equity	5,702	1,108
Total Liabilities and Stockholders' Equity	$21,743	$31,866

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2009	2008
Revenues
Healthcare services revenues	$707	$2,006

Operating expenses

Cost of healthcare services	$273	$481
General and administrative	5,603	11,154
Research and development	-	1,358
Impairment losses	1,113	-
Depreciation and amortization	404	463
Total operating expenses	$7,393	$13,456

Loss from operations	$(6,686)	$(11,450)

Interest and other income	46	429
Interest expense	(408)	(265)
Loss on extinguishment of debt	(276)	-
Other than temporary impairment of marketable securities	(132)	-
Change in fair value of warrant liability	69	2,267
Loss from continuing operations before provision for income taxes	$(7,387)	$(9,019)
Provision for income taxes	8	10
Loss from continuing operations	$(7,395)	$(9,029)

Discontinued Operations:
Results of discontinued operations, net of tax (Note 5)	$10,449	$(1,682)

Net income (loss)	$3,054	$(10,711)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.13)	$(0.17)
Discontinued operations	0.19	(0.03)
Net income (loss) per share	$0.06	$(0.20)

Weighted number of shares outstanding	55,075	54,366

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2009	2008
Operating activities:
Net income (loss)	$3,054	$(10,711)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) Loss from Discontinued Operations	(10,449)	1,682
Depreciation and amortization	404	462
Amortization of debt discount and isuance costs included in interest expense	524	129
Other than temporary impairment on marketable securities	132	-
Provision for doubtful accounts	281	136
Deferred rent	(20)	(140)
Share-based compensation expense	1,208	2,276
Loss on debt extinguishment	276	-
Fair value adjustment on warrant liability	(69)	(2,267)
Impairment losses	1,113	49
Changes in current assets and liabilities:
Receivables	(78)	47
CompCare receivable	-	(47)
Prepaids and other current assets	120	486
Accounts payable and other accrued liabilities	(1,872)	(685)
Long term accrued liabilities	234	-
Net cash used in operating activities of continuing operations	(5,142)	(8,583)
Net cash used in operating activities of discontinued operations	(1,103)	(2,404)
Net cash used in operating activities	$(6,245)	$(10,987)

Investing activities:
Purchases of marketable securities	$-	$(12,112)
Proceeds from sales and maturities of marketable securities	-	23,683
Proceeds from sales of property and equipment	2	-
Proceeds from disposition of CompCare	1,500	-
Restricted cash	-	(41)
Purchases of property and equipment	(9)	(529)
Deposits and other assets	(289)	105
Cost of intangibles	(3)	(61)
Net cash from investing activities of continuing operations	1,201	11,045
Net cash from (used in) investing activities of discontinued operations	39	(17)
Net cash from investing activities	$1,240	$11,028

Financing activities:
Cost related to issuance of debt and warrants	$-	$(20)
Proceeds from drawdown on UBS line of credit	1,542	-
Paydown on senior secured note	(1,446)	-
Capital lease obligations	(27)	(21)
Net cash from (used in) financing activities of continuing operations	69	(41)
Net cash from (used in) financing activities of discontinued operations	(73)	18
Net cash used in financing activities	$(4)	$(23)
Net increase (decrease) in cash and cash equivalents	$(5,009)	$18
Cash and cash equivalents at beginning of period	10,893	11,149
Cash and cash equivalents at end of period	$5,884	$11,167
Less cash and cash equivalents of discontinued operations	$-	$3,909
Cash and cash equivalents of continuing operations at end of period	$5,884	$7,258

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(continued)

	Three Months Ended
(In thousands)	March 31,
	2009	2008
Supplemental disclosure of cash paid
Interest	$92	$157
Income taxes	$30	$3
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$126	$139

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.  Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K/A, from which the December 31, 2008 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since our inception. As of March 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. At March 31, 2009, cash, cash equivalents and current marketable securities amounted to $6.0 million and we had a working capital deficit of approximately $8.6 million.  Our working capital deficit is impacted by $7.2 million of outstanding borrowings under the UBS line of credit that is payable on demand and classified in current liabilities, but are secured by $10.4 million of auction-rate securities (ARS) that are classified in long-term assets. During the three months ended March 31, 2009, our cash and cash equivalents used in operating activities amounted to $6.2 million.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses.   In the fourth quarter of 2008, management took actions that we expect will result in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008.  In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and PROMETA Center operations and related corporate staff and a reduction in certain support and occupancy costs, consulting and other outside services if required. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We may exit certain additional markets in our licensee and PROMETA Center operations that management has determined will not provide short term profitability.  We are currently evaluating the cost impact of such actions, but we do not expect the impact to be material.  Additionally, we are pursuing new Catasys contracts, additional capital and will consider liquidating our ARS, if necessary. As of April 30, 2009, we had net cash on hand of approximately $4.7 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $1 million per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next two to three months to avoid drastically curtailing or ceasing our operations.  In March 2009, we began discussions with third parties regarding financing that management anticipates would, if concluded, meet our capital needs until we are able to generate positive cash flows.  The financing is contingent upon signing a new Catasys contract.  There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue.  If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubts from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at

December 31, 2008 since all of the criteria specified by SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as discontinued operations. See Note 5, Discontinued Operations, for further discussion.

Based on the provisions of management services agreements between us and our managed professional medical corporations, we have determined that they constitute variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R,  Consolidation of Variable Interest Entities,  an Interpretation of Accounting Research Bulletin No. 51  (FIN 46R). Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporations. See Note 2 under the header Management Service Agreements for more discussion.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the three months ended March 31, 2008 have been reclassified to conform to the presentation for the three months ended March 31, 2009.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Three Months Ended
(In thousands)	March 31,
	2009	2008
Net income (loss)	$3,054	$(10,711)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	425	(566)
Comprehensive income (loss)	$3,479	$(11,277)

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

Common equivalent shares, consisting of 14,123,000 and 11,536,000 of incremental common shares as of March 31, 2009 and 2008, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2009, we had 9,904,000 vested and unvested shares outstanding and 4,257,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.2 million for the three months ended March 31, 2009, compared to $2.3 million for the three months ended March 31, 2008.

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

We adopted SFAS 123R using the modified prospective method. Share-based compensation expense attributable to continuing operations recognized under SFAS 123R for employees and directors for the three months ended March 31, 2009 amounted to $1.05 million, compared to $2.08 million for the three months ended March 31, 2008.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2009 and 2008, we granted options to employees for 271,700 and 2 million shares, respectively, at the weighted average per share exercise price of $0.31 and $2.65, respectively, the fair market value of our common stock at the dates of grants. Approximately 271,700 of the options granted in 2009 vested immediately on the date of grant. Employee and director stock option activity for the three months ended March 31, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	8,260,000	$3.07

2009
Granted	272,000	0.31
Exercised	-	-
Cancelled	(487,000)	2.27
Balance, March 31, 2009	8,045,000	$3.03

The estimated fair value of options granted to employees during the three months ended March 31, 2009 and 2008 was $54,000 and $3.1 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	72%	64%
Risk-free interest rate	2.16%	2.88%
Weighted average expected lives in years	6.0	5.4
Expected dividend	0%	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2009 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

As of March 31, 2009, there was $6,186,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

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

There were no options and warrants granted for the three months ended March 31, 2009. During  the  three months ended  March 31, 2008, we granted  39,000 shares  to non-employees at a weighted average price of  $2.65. For the three months ended March 31, 2009 and 2008, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $ 12,000 and $15,000, respectively.

Non-employee stock option and warrant activity for the three months ended March 31, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	2,095,000	$3.91

2009
Granted	-	-
Exercised	-	-
Cancelled	(195,000)	6.92
Balance, March 31, 2009	1,900,000	$3.61

Common Stock

During the three months ended March 31, 2009 and 2008, we issued 110,156 and 52,500 shares of common stock, respectively valued at $56,000 and $ 139,000 respectively, in exchange for consulting services.   These costs are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three months ended March 31, 2009 and 2008, share-based expense relating to all common stock issued for consulting services was $149,000 and $212,000, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. During the three months ended March 31, 2009, there were no shares of our common stock issued pursuant to the ESPP and , thus, no expense incurred for this period. Share-based expense relating to the ESPP discount price was $3,000 for the three months ended March 31, 2008.

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

We account for uncertain tax positions in accordance with FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. To date, we have not recorded any uncertain tax positions.

Costs associated with streamlining our operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs. In April 2008, the fourth quarter of 2008, and in the first quarter of 2009, we took further actions to streamline our operations and increase the focus on managed care opportunities. The actions we took in the first quarter of 2009 also included renegotiation of certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities, and has resulted in delays and reductions in operating expenses.

During the three months ended March 31, 2009 and 2008, we recorded $212,000 and $1.2 million, respectively, in costs associated with actions taken to streamline our operations.  These costs primarily represent severance and related benefits. The costs incurred in 2008 also include costs incurred to close the San Francisco PROMETA Center. We have accounted for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred.

Marketable Securities

Investments include ARS, U.S. Treasury bills, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets as marketable securities at fair market value in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Unrealized gains and losses are reported in our consolidated balance sheet within the caption entitled “Accumulated other comprehensive income (loss)” and within comprehensive income (loss) under the caption “other comprehensive income (loss).” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

As of March 31, 2009, our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  In December 2008, we recognized a $1.4 million other-than-temporary decline in value related to our investment in ARS. For the three months ended March 31, 2009, we recognized an additional $132,000 other-than-temporary decline in value related to our investment in certain ARS, and an increase in value of approximately $425,000 related to our investment in other ARS. In accordance with SFAS 115, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statement of Operations, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance sheet.

These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors. We may be required to adjust the carrying value of these investments through an impairment charge if any loss is considered to be other than temporary. If our efforts to raise additional capital discussed in Note 1 are successful, we believe that we will not require access to the underlying ARS prior to June 2010. Due to the current uncertainty in the credit markets and the terms of the Rights offering with UBS (discussed in our 2008 Form 10-K), we have classified the fair value of our ARS as long-term assets as of March 31, 2009.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 does not require any new fair value measurements; rather, it defines fair value, establishes a framework for measuring fair value in accordance with existing generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB Staff Position (FSP) FAS 157-2, Effective Date of FASB Statement No. 157, was issued, which delayed the effective date of SFAS 157 to fiscal years and interim periods within those fiscal years beginning after November 15, 2008 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We elected to defer the adoption of the standard for these non-financial assets and liabilities, and adopted the deferred provisions of the standard effective January 1, 2009, with no significant effect. In October 2008, FSP FAS 157-3, Fair Value Measurements (FSP FAS 157-3), was issued, which clarifies the application of SFAS 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of SFAS 157 for our financial assets and liabilities and FSP FAS 157-3 did not have an impact on our financial position or operating results. Beginning January 1, 2008, assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by SFAS 157, are as follows:

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

The following table summarizes fair value measurements by level at March 31, 2009 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Marketable securities	$139	$-	$-	$139
Variable auction rate securities	-	-	10,365	10,365
Certificates of deposit *	133	-	-	133
Total assets	$272	$-	$10,365	$10,637

Warrant liabilities	$-	$87	$-	$87
Total liabilities	$-	$87	$-	$87

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

All of our assets measured at fair value on a recurring basis using significant Level III inputs as of March 31, 2009 were ARS. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2009:

(Dollars in thousands)	Level III
Balance as of December 31, 2008	$10,072
Transfers in/out of Level III	-
Purchases and sales, net	-
Net unrealized gains (losses)	425
Net realized gains (losses)*	(132)
Balance as of March 31, 2009	$10,365

* Reflects other-than-temporary loss on auction-rate securities.

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of March 31, 2009 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.  Based on the valuation models and methodologies, and consideration of other factors, we wrote-down certain of our ARS to their estimated fair value as of March 31, 2009 and considered the $132,000 reduction in value as “other-than-temporary”. Additionally, we recorded a temporary increase in the fair value of certain other ARS of approximately $425,000 as of March 31, 2009. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Intangible Assets

As of March 31, 2009, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,156	$(1,317)	$2,839	12-18

During the three months ended March 31, 2009 we did not acquire any new intangible assets and at March 31, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. In accordance with SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets (SFAS 144), we performed impairment tests on intellectual property as of March 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value and we recorded an impairment charge totaling $355,000 for these assets as of March 31, 2009.  These charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating.  In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2009	$186
2010	$238
2011	$238
2012	$238
2013	$238

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

During the three months ended March 31, 2009, we performed an impairment test on all property and equipment, including capitalized software related to our Catasys segment. As a result of this testing, we determined that the carrying value of this asset was not recoverable and exceeded its fair value and we wrote off the $758,000 net book value of this software as of March 31, 2009. This impairment charge was recognized in operating expenses in our consolidated statements of operations in accordance with SFAS 144.

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

As discussed under the heading Management Services Agreements below, we have management services agreements with managed medical corporations. Under these management services agreements, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of these management services agreements. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the management services agreements, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of these management services agreements and the working capital loans provided to the medical groups, we have determined that the managed medical corporations are VIEs, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations.

Management Services Agreements

We have executed management services agreements (MSAs) with medical professional corporations and related treatment centers, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause.

Under each of these MSAs, we generally license to the medical group or treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services;
●	information systems;
●	recordkeeping;
●	scheduling;
●	billing and collection;
●	marketing and local business development; and
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits

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

We have also agreed to provide a credit facility to each medical practice to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand, or upon termination of the respective management services agreement. At March 31, 2009, there were three outstanding credit facilities under which $10.0 million was outstanding.

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

Under the MSAs, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSAs. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSAs, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in FIN 46R.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at March 31, 2009 and 2008 are as follows:

	March 31,	December 31,
(Dollars in thousands)	2009	2008
Cash and cash equivalents	$354	$274
Receivables, net	157	281
Prepaids and other current assets	3	3
Total assets	$514	$558

Accounts payable	26	$30
Intercompany loans	9,968	9,238
Accrued compensation and benefits	37	54
Accrued liabilities	14	13
Total liabilities	$10,045	$9,335

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

For the three months ended March 31, 2009 and 2008, we recognized non-operating gains of $69,000 and $2.3 million, respectively, related to the revaluation of our warrant liabilities. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

Recent Accounting Pronouncements

Recently Adopted

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (FIN) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . This FSP amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46, Consolidation of Variable Interest Entities as revised to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ending December 31, 2008.  We are required to consolidate the revenues and expenses of the managed medical corporations.  The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs, and the required disclosures regarding our involvement with VIEs are included above under the heading Variable Interest Entities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, Business Combinations (SFAS 141), which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under the heading Intangible Assets.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. We adopted SFAS 160 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133,  Accounting for Derivative Instruments and Hedging Activities , and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 had no impact on our consolidated financial statements as we do not have derivative instruments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 became effective November 15, 2008. We adopted SFAS 162 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. EITF 07-5 was effective for the first annual reporting period beginning after December 15, 2008, and early adoption was prohibited. EITF 07-5 did not have any impact on our financial position, results of operations or cash flows.

Recently Issued

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

●	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;
●	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and
●	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

These FSPs will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not elected to early adopt these FSPs and are currently evaluating the impact the FSPs will have on our financial position and financial statement disclosures.

Note 3.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three months ended March 31, 2009, we revised our segments to reflect the disposal of CompCare (see Note 5, Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health and Healthcare Services. Prior years have been restated to reflect this revised presentation.

Behavioral Health

Catasys’s integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our Catasys integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. In addition, we are launching other specialty behavioral health products and programs, including Autism and Attention Deficit Hyperactivity Disorder (ADHD), that can leverage our existing infrastructure and sales force.

Healthcare Services

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

Our healthcare services segment also comprises international operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2009 and 2008. Summary financial information for our two reportable segments is as follows:

	Three Months Ended
(in thousands)	March 31,
	2009	2008

Healthcare services
Revenues	$707	$2,006
Loss before provision for income taxes	(5,693)	(7,747)
Assets *	$21,743	51,739

Behavioral health
Revenues	$-	$-
Loss before provision for income taxes	(1,694)	(1,212)
Assets *	-	729

Consolidated continuing operations
Revenues	$707	$2,006
Loss before provision for income taxes	(7,387)	(9,019)
Assets *	21,743	52,468

* Assets are reported as of March 31.

Note 4.   Debt Outstanding

During the three months ended March 31, 2009, we drew down an additional $1.5 million under the UBS line of credit facility, and used $1.4 million of the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC.  We recognized a $276,000 loss on extinguishment of debt resulting from the pay down, which is included in our loss from continuing operations for the three months ended March 31, 2009.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
(dollars in thousands, except where otherwise noted)	2009	2008
Short-term Debt
Senior secured note due January, 2010; callable by the holder on July 18, 2009;
interest payable quarterly at prime plus 2.5% (5.75% and 7.0% at March 31,
2009 and December 31, 2008, respectively), $3.7 million principal net of $375 unamortized discount at March 31, 2009 and $5 million principal net of $899
unamortized discount at December 31, 2008	$3,275	$4,101

UBS line of credit, payable on demand, interest payable monthly at 91-day
T-bill rate plus 120 basis points (1.41% at March 31, 2009 and 1.675%
at December 31, 2008)	7,180	5,734

Total Short-term Debt	$10,455	$9,835

Note 5.   Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007 for $1.5 million cash. The CompCare operations are now presented as discontinued operations in accordance with SFAS 144. Prior to this sale, the assets and results of operations related to CompCare had constituted our behavioral health managed care services segment. See note 3, Segment Information, for an updated discussion of our business segments after the sale of CompCare.

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the three month period ended March 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 and the three months ended March 31, 2008 are as follows:

		Three Months
	Period Ended	Ended
	January 20,	March 31,
(in thousands)	2009	2008
Revenues:
Behavioral managed health care revenues	$710	$9,333

Expenses:
Behavioral managed health care operating expenses	$703	$9,739
General and administrative expenses	711	978
Other	50	295
Loss from discontinued operations before provision for income tax	$(754)	$(1,679)

Provision for income taxes	$1	$3
Loss from discontinued operations, net of tax	$(755)	$(1,682)

Gain on sale	$11,204	$-
Results from discontinued operations, net of tax	$10,449	$(1,682)

The carrying amount of the assets and liabilities of discontinued operations at December 31, 2008 and on the date of the sale were as follows:

	January 20,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$523	$1,138
Receivables, net	-	1,580
Notes receivable	-	17
Prepaids and other current assets	940	318
Property and equipment, net	230	235
Goodwill, net	403	493
Intangible assets, net	608	642
Deposits and other assets	230	234
Total Assets	$2,934	$4,657

Accounts payable and accrued liabilities	$2,065	$1,884
Accrued claims payable	5,637	6,791
Long-term debt	2,346	2,341
Accrued reinsurance claims payable	2,527	2,526
Capital lease obligations, net of current portion	63	63
Total Liabilities	$12,638	$13,605

Net assets (liabilities) of discontinued operations	$(9,704)	$(8,948)

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Hythiam, Inc., our wholly-owned subsidiaries and The PROMETA Center, Inc. unless otherwise stated.

Forward-Looking Statements

The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009.

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

Segment Reporting

We currently operate within two reportable segments: Healthcare services and Behavioral Health. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including managed treatment centers that are licensed and/or managed by us. Our Behavioral Health segment, through our Catasys™ subsidiary, combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence and the related co-morbidities. Over 80% of our revenue from continuing operations and substantially all of our assets are earned or located within the United States.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in our Consolidated Statement of Operations for the three months ended March 31, 2009. Additionally, we entered into an administrative services only (ASO) agreement with CompCare to provide certain administrative services under CompCare’s National Committee for Quality Assurance (NCQA) accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated balance sheets, statements of operations, statements of cash flows and Note 5, Discontinued Operations, included with this report.

Operations

Healthcare Services

Licensing Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of March 31, 2009, we had active licensing agreements with physicians, hospitals and treatment providers for 40 sites throughout the United States, with 18 sites contributing to revenue in 2009. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations.

Managed Treatment Centers

We currently manage two treatment centers under our licensing agreements, located in Santa Monica, California (dba The PROMETA Center, Inc.) and Dallas, Texas (Murray Hill Recovery, LLC). In January 2007, a second PROMETA Center was opened in San Francisco, which subsequently closed in January 2008. We manage the business components of the treatment centers and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. These centers offer treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offer medical interventions for other substance dependencies. The revenues and expenses of these centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenues from licensed and managed treatment centers, including the PROMETA Centers, accounted for approximately 55% of our healthcare services revenues for the three months ended March 31, 2009. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment centers.

Behavioral Health

In 2007 and 2008, we developed our Catasys integrated substance dependence solutions for third-party payors. We believe that our Catasys offerings will address a large part of the segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. In addition, we may be launching other specialty behavioral health products and programs, including Autism and ADHD, that can leverage our existing infrastructure and sales force, but this effort is largely on hold due to budget constraints.

Recent Developments

In the first quarter of 2009, we completed actions that we began in the fourth quarter of 2008 to reduce our operating expenses by an additional $10.2 million from the third quarter 2008 expenditure level. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense and overall reductions in overhead costs. Additionally, we took further actions in the first quarter of 2009 to streamline our operations and increase the focus on managed care opportunities and to renegotiate certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities. These efforts have resulted in delays and reductions in operating expenses, resulting in total budgeted operating expenses of approximately $10 million for the remainder of 2009.

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

Patients treated by managed treatment centers generate higher average revenues per PROMETA patient than our other licensed sites due to consolidation of their gross patient revenues in our financial statements.  Key indicators of our financial performance will be the number of health plans and other organizations that contract with us for our Catasys products, the number of managed care lives covered by such plans, and the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA Treatment Program. Additionally, our financial results will depend on our ability to expand the adoption of Catasys and the PROMETA Treatment Program, and our ability to effectively price these products, and manage general, administrative and other operating costs.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2009	2008
Revenues
Healthcare services revenues	$707	$2,006

Operating expenses

Cost of healthcare services	$273	$481
General and administrative	5,603	11,154
Research and development	-	1,358
Impairment losses	1,113	-
Depreciation and amortization	404	463
Total operating expenses	$7,393	$13,456

Loss from operations	$(6,686)	$(11,450)

Interest and other income	46	429
Interest expense	(408)	(265)
Loss on extinguishment of debt	(276)	-
Other than temporary impairment of marketable securities	(132)	-
Change in fair value of warrant liability	69	2,267
Loss from continuing operations before provision for income taxes	$(7,387)	$(9,019)

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $1.6 million during the three months ended March 31, 2009 compared to the same period in 2008, primarily due to the decrease in operating expenses, resulting mainly from actions to streamline our Healthcare Services operations, partially offset by a $2.2 million decrease in the change in fair value of warrant liability, a $1.3 million decrease in healthcare services revenue and impairment losses totaling $1.1 million. Additionally, operating expenses in the 2008 period included $1.2 million in costs associated with actions taken to streamline our operations, compared to $212,000 of such expense in 2008.  See the discussion of operating results under the headings Healthcare Services and Behavioral Health below for a detailed discussion of these changes.

Revenue decreased by $1.3 million for the three months ended March 31, 2009 compared to the same period in 2008, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, the decision to shut down sites in our international operations and a decrease in administrative fees earned from new licensees.

General and administrative expenses also include $1.2 million in non-cash expenses for share-based compensation, compared to $2.3 million of such expense in 2008.  The impairment losses included $758,000 for capitalized software in our Behavioral Health segment and $355,000 related to intangible assets.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss before provision for income taxes of our reportable segments in continuing operations to the loss for continuing operations before provision for income taxes from our consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended
(In thousands)	March 31,
	2009	2008
Healthcare services	$(5,693)	$(7,767)
Behavioral health	(1,694)	(1,272)
Loss from continuing operations before provision for income taxes	$(7,387)	$(9,019)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three months ended March 31, 2009 and 2008:

	Three Months Ended
(In thousands, except patient treatment data)	March 31,
	2009	2008
Revenues
U.S. licensees	$184	$823
Managed treatment centers (a)	389	664
Other revenues	134	519
Total healthcare services revenues	$707	$2,006

Operating expenses
Cost of healthcare services	$273	$481
General and administrative expenses
Salaries and benefits	2,774	6,267
Other expenses	1,976	3,615
Research and development	-	1,358
Impairment losses	355	-
Depreciation and amortization	321	463
Total operating expenses	$5,699	$12,184

Loss from operations	$(4,992)	$(10,178)

Interest and other income	46	429
Interest expense	(408)	(265)
Loss on extinguishment of debt	(276)	-
Other than temporary impairment on marketable securities	(132)	-
Change in fair value of warrant liability	69	2,267
Loss before provision for income taxes	$(5,693)	$(7,747)

PROMETA patients treated
U.S. licensees	42	144
Managed treatment centers (a)	37	57
Other	11	29
	90	230

Average revenue per patient treated (b)
U.S. licensees	$5,524	$5,678
Managed treatment centers (a)	$9,145	$9,028
Other	$9,959	$8,397
Overall average	$6,327	$6,851

(a)	Includes managed and/or licensed PROMETA Centers.
(b)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenue

Revenues for the three months ended March 31, 2009 decreased $1.3 million compared to the three months ended March 31, 2008. The decrease was attributable to a decline in licensed sites contributing to revenues and in the number of patients treated at our U.S licensed sites and the managed treatment centers, the decision to shut down sites in our international operations and a decrease in administrative fees earned from new licensees. The number of patients treated decreased by 61% in the three months ended March 31, 2009 compared to the same period in 2008. The number of licensed sites that contributed to revenues decreased to 18 in the three months ended March 31, 2009 from 40 in the three months ended March 31, 2008. The average revenue per patient treated at U.S. licensed sites and at the PROMETA Centers did not materially change during the three months ended March 31, 2009 compared to the same period in 2008.

Cost of Healthcare Services

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

General and Administrative Expenses

Excluding costs associated with streamlining our operations totaling $212,000 in 2009 and $1.2 million in 2008, total general and total general and administrative expenses decreased by $5.1 million in the three months ended March 31, 2009 compared to the same period in 2008. This decrease is attributable to decreases of $3.5 million in salaries and benefits and $1.6 million in other general and administrative expenses as a result of the streamlining of our operations.  General and administrative expenses include $1.2 million in non-cash expense for share-based compensation, compared to $2.3 million of such expense in 2008.

Research and Development

Our total research and development expenses decreased by $1.4 million in the three months ended March 31, 2009 compared to the same period in 2008. This decrease is attributable to clinical studies undertaken in 2008 and prior years that were substantially completed in 2008 and for which no expense was recognized during the three months ended March 31, 2009.

Impairment Losses

Impairment charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating, both of which resulted from impairment testing at March 31, 2009.

Interest and Other Income

Interest income for the three months ended March 31, 2009 decreased by $383,000 compared to the same period in 2008 due to a decrease in the invested balance of marketable securities and a decrease in interest rates.

Interest Expense

Interest expense for the three months ended March 31, 2009 increased by $143,000 compared to the same period in 2008 due to higher debt balances from the UBS line of credit during the three months ended March 31, 2009, partially offset by the effect of lower interest rates during this same period.

Loss from Extinguishment of Debt

We recognized a $276,000 loss on extinguishment of debt resulting from the $1.4 million pay down on the Highbridge senior secured note, primarily representing unamortized discount.

Other than Temporary Impairment on Marketable Securities

An impairment charge of $132,000 related to certain of our auction rate securities (ARS) was recognized for the three months ended March 31, 2009. The charge was based on an updated valuation of the securities performed by management as of March 31, 2009 and deemed necessary after an analysis of other-than-temporary impairment factors, most notably, our inability to hold the ARS until they are expected to recover in value.

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

Both warrants are re-valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share.  The change in fair value of the warrants issued in connection with the November 7, 2007 registered direct stock placement amounted to a $26,000 non-operating gain in the Consolidated Statement of Operations for the three months ended March 31, 2009.  The change in fair value for the warrants issued in connection with the Highbridge note amounted to a $43,000 non-operating gain in the Consolidated Statement of Operations for the three months ended March 31, 2009. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Behavioral Health

The following table summarizes the operating results for Behavioral Health for the three months ended March 31, 2009 and 2008:

	Three Months Ended
(in thousands)	March 31,
	2009	2008

Revenues	$-	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$656	$564
Other expenses	197	708
Impairment charges	758	-
Depreciation and amortization	83	-
Total operating expenses	$1,694	$1,272

Loss before provision for income taxes	$1,694	$1,272

General and Administrative Expenses

Total general and administrative expenses decreased by $419,000 in the three months ended March 31, 2009 compared to the same period in 2008. This decrease is attributable primarily to a reduction of $511,000 in other expenses, which was a result of the streamlining of our operations, partially offsetting a $92,000 increase in salaries and benefits.

Impairment Losses

An impairment charge of $758,000 was recognized during the three months ended March 31, 2009 related to capitalized software for our Behavioral Health segment. We performed an impairment analysis in accordance with SFAS 144 and determined that the carrying value was not recoverable and was fully impaired.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2009 consisted of depreciation of the capitalized software prior to the impairment discussed above. There was no depreciation during the three months ended March 31, 2008 as the asset had not yet been placed in service.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of March 31, 2009, we had a balance of approximately $6.0 million in cash, cash equivalents and current marketable securities. In addition, we had approximately $10.4 million of auction rate securities (ARS), which is classified in long-term assets as of March 31, 2009.

ARS are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. We believe that we ultimately should be able to liquidate all of our ARS investments without significant loss because the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government.  However, current conditions in the ARS market make it likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. Based on the foregoing, management believes at the current time that its ARS investments most likely cannot be sold at par within the next 12 months.  Therefore, we have classified the ARS investments in long-term assets at March 31, 2009.

In October 2008, UBS made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold.  As part of the rights offering, UBS provided to us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS.  However, as discussed below, we granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note.  The line of credit has certain restrictions described in the prospectus.  We accepted this offer in November 2008.

Due to our current financial condition, we are no longer able to conclude that we have the ability to hold the ARS until we are able to recover full value for them. Accordingly, for the three months ended March 31, 2009, we recognized $132,000 in other-than-temporary decline in value related to our investment in certain ARS.  We also recognized a temporary increase in value of approximately $425,000 related to our investment in certain other ARS as of March 31, 2009 based on the estimated fair value as determined by management. If current market conditions deteriorate further, the credit rating of the ARS issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to make further adjustments to the carrying value of the ARS through impairment charges in the Consolidated Statement of Operations, and any such impairment adjustments may be material. In accordance with SFAS 115, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statements of Operations, whereas subsequent temporary increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheets.

The actions we took to streamline operations and related cost reductions implemented in 2008, and the additional actions we took in the first quarter of 2009, are expected to reduce our operating expenditures significantly for 2009 compared to 2008. As discussed in Recent Developments above, these efforts have resulted in delays and reductions in operating expenses, resulting in total budgeted operating expenses of approximately $10 million for the remainder of 2009.

As of March 31, 2009, we had a working capital deficit of approximately $8.6 million.  Our working capital deficit is impacted by $7.2 million of outstanding borrowings under the UBS line of credit that is payable on demand and classified in current liabilities, but are secured by $10.4 million of ARS investments that are classified in long-term assets as discussed above.  We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. As of March 31, 2009, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern. Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. In the fourth quarter of 2008, management took actions that resulted in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008.  In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and PROMETA Center operations and related corporate staff and a reduction in certain support and occupancy costs, consulting and other outside services if required. Certain of these reductions have already been implemented as of the reporting date, resulting in estimated annual reductions in operating expenses totaling $3.7 million. Also, we have renegotiated certain leasing and vendor agreements to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We may exit additional markets in our licensee and PROMETA Center operations to reduce costs or if management determines that those markets will not provide short term profitability. Additionally, we are pursuing new Catasys contracts, additional capital and will consider liquidating our ARS, if necessary. As of April 30, 2009, we had net cash on hand of approximately $4.7 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $1 million per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next two to three months to avoid drastically curtailing or ceasing our operations.  In March 2009, we began discussions with third parties regarding financing that management anticipates would, if concluded, meet our capital needs until we are able to generate positive cash flows.  The financing is contingent upon the signing of a new Catasys contract.  There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue.  If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern.

Cash Flows

We used $5.1 million of cash for continuing operating activities during the three months ended March 31, 2009. Use of funds in operating activities include general and administrative expense (excluding share-based expense), the cost of healthcare services revenue and research and development costs, which totaled approximately $4.9 million for the three months ended March 31, 2009, compared to $10.7 million for the same period in 2008. This decrease in net cash used reflects the decline in such expenses, resulting mainly from our efforts to streamline operations, as described below.

In the first quarter of 2009, we completed actions that we began in the fourth quarter of 2008 to reduce our operating expenses by an additional $10.2 million from the third quarter 2008 expenditure level. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense and overall reductions in overhead costs. Additionally, we took further actions in the first quarter of 2009 to streamline our operations and increase the focus on managed care opportunities and to renegotiate certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities. These efforts have resulted in delays and reductions in operating expenses, resulting in total budgeted operating expenses of approximately $10 million for the remainder of 2009.

Capital expenditures for the three months ended March 31, 2009 were $9,000 compared to $529,000 for the same period in 2008 and we do not expect capital expenditures to be material for the remainder of 2009. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Debt

During the three months ended March 31, 2009, we drew down an additional $1.5 million under the UBS demand margin loan facility, and used $1.4 million of the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.   As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2009 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$10,951	$10,951
Capital Lease Obligations	176	101	75	-	-
Operating Lease Obligations	2,565	1,228	1,337	-	-
Clinical Studies	1,801	1,333	468	-	-
Total	$15,493	$13,613	$1,880	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2009, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to share-based compensation expense, the impairment assessments for intangible assets and valuation of marketable securities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below:

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of Statement of Financial Accounting Standards (SFAS) 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123,  Accounting for Stock-Based Compensation and FASB Emerging Issues Task Force Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services .. We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock measured over a period generally commensurate with the expected term, since we have a limited history as a public company and complete reliance on our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2008 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2008, 2007 and 2006 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

Impairment of Intangible Assets

We have capitalized significant costs for acquiring patents and other intellectual property directly related to our products and services. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets , we review our intangible assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and/or their eventual disposition. If the estimated undiscounted future cash flows are less than their carrying amount, we record an impairment loss to recognize a loss for the difference between the assets’ fair value and their carrying value. Since we have not recognized significant revenue to date, our estimates of future revenue may not be realized and the net realizable value of our capitalized costs of intellectual property or other intangible assets may become impaired.

We evaluated the carrying value of intangible assets for possible impairment at March 31, 2009 and, after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value as of that date.  We recorded impairment charges totaling $355,000, including $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment program that is currently non-revenue-generating.  In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the intellectual property properly reflected the current remaining economic useful lives of the assets. We will continue to review these assets for potential impairment each reporting period.

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

Since there have been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist as of March 31, 2009 and un-observable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. Based on the valuation models and methodologies, and consideration of other factors, for the three months ended March 31, 2009, we recognized an additional $132,000 other-than-temporary decline in value related to our investment in certain ARS, and a temporary increase in value of approximately $425,000 related to our investment in other certain ARS. In accordance with SFAS 115, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statements of Operations, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheets. While our valuation model includes inputs based on observable measures (credit quality and interest rates) and un-observable inputs, we determined that the un-observable inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Recently Adopted

In December 2008, the FASB issued FSP FAS 140-4 and FASB Interpretation No. (FIN) 46R-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities . This FSP amends FASB Statement No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46, Consolidation of Variable Interest Entities as revised to require public enterprises to provide additional disclosures about their involvement with VIEs. FSP FAS 140-4 and FIN 46(R)-8 are effective for the Company's fiscal year ending December 31, 2008.  We are required to consolidate the revenues and expenses of the managed medical corporations.  The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs, and the required disclosures regarding our involvement with VIEs are included above under the heading Variable Interest Entities.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)). SFAS 141(R) replaces SFAS No. 141, Business Combinations (SFAS 141), which retains the requirement that the purchase method of accounting for acquisitions be used for all business combinations. SFAS 141(R) expands on the disclosures previously required by SFAS 141, better defines the acquirer and the acquisition date in a business combination, and establishes principles for recognizing and measuring the assets acquired (including goodwill), the liabilities assumed and any non-controlling interests in the acquired business. SFAS 141(R) also requires an acquirer to record an adjustment to income tax expense for changes in valuation allowances or uncertain tax positions related to acquired businesses. SFAS 141(R) is effective for all business combinations with an acquisition date in the first annual period following December 15, 2008; early adoption is not permitted. We adopted this statement as of January 1, 2009, and it did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets.  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under the heading Intangible Assets.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (SFAS 160). SFAS 160 requires that non-controlling (or minority) interests in subsidiaries be reported in the equity section of the company's balance sheet, rather than in a mezzanine section of the balance sheet between liabilities and equity. SFAS 160 also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. SFAS 160 also establishes guidelines for accounting for changes in ownership percentages and for deconsolidation. SFAS 160 is effective for financial statements for fiscal years beginning on or after December 1, 2008 and interim periods within those years. We adopted SFAS 160 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of SFAS 133.   SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities, including how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133,  Accounting for Derivative Instruments and Hedging Activities , and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The provisions of SFAS 161 were effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 had no impact on our consolidated financial statements as we do not have derivative instruments.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States (the GAAP hierarchy).  SFAS 162 became effective November 15, 2008. We adopted SFAS 162 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

In June 2008, the FASB ratified EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (EITF 07-5). Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a)

scope exception. EITF 07-5 was effective for the first annual reporting period beginning after December 15, 2008, and early adoption was prohibited. EITF 07-5 did not have any impact on our financial position, results of operations or cash flows as we do not have any contracts that would otherwise meet the definition of a derivative but are both indexed to the Company’s own stock and classified in stockholders’ equity in the statement of financial position.

Recently Issued

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

●	FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments;
●	FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and
●	FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

These FSPs will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not elected to early adopt these FSPs and are currently evaluating the impact the FSPs will have on our financial position and financial statement disclosures.

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

As of March 31, 2009 our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost,
●	The financial condition of the issuers,
●	Any downgrades of the securities by rating agencies,
●	Default on interest or other terms, and
●	Our intent & ability to hold the ARS long enough for them to recover their value.

For the three months ended March 31, 2009, we recognized $132,000 in other-than-temporary decline in value related to our investment in certain ARS. We also recognized a temporary increase in value of approximately $425,000 related to our investment in certain other ARS as of March 31, 2009 based on the estimated fair value as determined by management. These securities will be analyzed each reporting period for additional other-than-temporary impairment factors.  Due to the current uncertainty in the credit markets and the terms of the Rights offering with UBS, we have classified the fair value of our ARS as long-term assets as of March 31, 2009.

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

The weighted average interest rate of marketable securities held at March 31, 2009 was 1.30%. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our ARS because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during the three months ended March 31, 2009, the amount of interest income earned from our investment portfolio during that period would have decreased by an estimated amount of $31,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.   There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                 Exhibits

Exhibit 4.1	Form of Indenture, incorporated by reference to Exhibit 4.2 to Hythiam, Inc.'s Registration Statement on Form S-3 filed on April 3, 2009

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: May 11, 2009	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	s/ MAURICE HEBERT
Maurice Hebert
Chief Financial Officer (Principal Financial and Accounting Officer)

 II-2