Form 10-Q
period 2009-06-30
HYTHIAM INC
filed 2009-08-10
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Yes ☐            No ☑

As of August 7, 2009, there were 55,163,616 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	June 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$2,859	$9,756
Marketable securities, at fair value	10,529	146
Restricted cash	6	24
Receivables, net	321	654
Prepaids and other current assets	223	357
Current assets of discontinued operations	-	3,053
Total current assets	13,938	13,990
Long-term assets
Property and equipment, net of accumulated depreciation of
$6,345 and $5,035, respectively	1,300	2,625
Intangible assets, less accumulated amortization of
$1,584 and $1,250, respectively	2,776	3,257
Deposits and other assets	215	318
Marketable securities, at fair value	-	10,072
Non-current assets of discontinued operations	-	1,604
Total Assets	$18,229	$31,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,364	$3,396
Accrued compensation and benefits	974	1,476
Other accrued liabilities	1,673	2,082
Short-term debt	10,874	9,835
Current liabilities of discontinued operations	-	8,675
Total current liabilities	15,885	25,464
Long-term liabilities
Deferred rent and other long-term liabilities	183	127
Warrant liabilities	72	156
Capital lease obligations	63	81
Non-current liabilities of discontinued operations	-	4,930
Total liabilities	16,203	30,758

Commitments and contingencies

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
55,163,616 and 54,965,000 shares issued and outstanding
at June 30, 2009 and December 31, 2008, respectively	6	6
Additional paid-in-capital	177,058	174,721
Accumulated other comprehensive income	453	-
Accumulated deficit	(175,491)	(173,619)
Total Stockholders' Equity	2,026	1,108
Total Liabilities and Stockholders' Equity	$18,229	$31,866

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Healthcare services	$371	$2,031	$1,078	$4,037
Total revenues	371	2,031	1,078	4,037

Operating expenses
Cost of healthcare services	161	524	434	1,005
General and administrative expenses	4,526	8,961	10,129	20,115
Research and development	-	915	-	2,273
Impairment losses	-	-	1,113	-
Depreciation and amortization	302	446	706	909
Total operating expenses	4,989	10,846	12,382	24,302

Loss from operations	(4,618)	(8,815)	(11,304)	(20,265)

Interest & other income	77	196	123	625
Interest expense	(370)	(247)	(778)	(512)
Loss on extinguishment of debt	-	-	(276)	-
Other than temporary impairment of marketable securities	(28)	-	(160)	-
Change in fair value of warrant liabilities	15	(1,312)	84	955

Loss from continuing operations before provision
for income taxes	(4,924)	(10,178)	(12,311)	(19,197)
Provision for income taxes	2	7	10	17
Loss from continuing operations	$(4,926)	$(10,185)	$(12,321)	$(19,214)

Discontinued Operations:
Results of discontinued operations, net of tax	-	(3,908)	10,449	(5,590)

Net loss	$(4,926)	$(14,093)	$(1,872)	$(24,804)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.09)	$(0.19)	$(0.22)	$(0.36)
Discontinued operations	-	(0.07)	0.19	(0.10)
Net loss per share	$(0.09)	$(0.26)	$(0.03)	$(0.46)

Weighted average number of shares outstanding	55,155	54,440	55,115	54,403

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2009	2008
Operating activities
Net loss	$(1,872)	$(24,804)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from Discontinued Operations	(10,449)	5,590
Depreciation and amortization	706	909
Amortization of debt discount and isuance costs included in interest expense	805	260
Other than temporary impairment on marketable securities	160	-
Provision for doubtful accounts	491	248
Deferred rent	26	(175)
Share-based compensation expense	2,459	4,163
Loss on debt extinguishment	276	-
Fair value adjustment on warrant liability	(84)	(955)
Impairment losses	1,113	358
Changes in current assets and liabilities, net of business acquired:
Receivables	(66)	(102)
I/C with CompCare	-	(72)
Prepaids and other current assets	66	895
Accounts payable	(1,970)	(22)
Long term accrued liabilities	51	-
Net cash used in operating activities of continuing operations	(8,288)	(13,707)
Net cash used in operating activities of discontinued operations	(1,103)	(5,027)
Net cash used in operating activities	(9,391)	(18,734)

Investing activities
Purchases of marketable securities	$-	$(46,520)
Proceeds from sales and maturities of marketable securities	-	61,384
Proceeds from sales of property and equipment	2	-
Proceeds from disposition of CompCare	1,500	-
Restricted cash	-	(47)
Purchases of property and equipment	(17)	(698)
Deposits and other assets	(281)	139
Cost of intangibles	-	(132)
Net cash provided by investing activities by continuing operations	1,204	14,126
Net cash provided by (used in) investing activities by discontinued operations	39	(21)
Net cash provided by investing activities	1,243	14,105

Financing activities
Cost related to issuance of debt and warrants	$-	$(41)
Proceeds from drawdown on UBS line of credit	1,663	-
Paydown on Short-Term Debt	(1,429)	-
Capital lease obligations	(47)	(71)
Net cash provided by (used in) financing activities by continuing operations	187	(112)
Net cash provided by (used in) financing activities by discontinued operations	(73)	5
Net cash provided by (used in) financing activities	114	(107)

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(continued)

	Six Months Ended
(In thousands)	June 30,
	2009	2008
Net increase (decrease) in cash and cash equivalents for continuing operations	(6,897)	307
Net decrease in cash and cash equivalents for discontinued operations	(1,137)	(5,043)
Net decrease in cash and cash equivalents	(8,034)	(4,736)
Cash and cash equivalents at beginning of period	10,893	11,149
Cash and cash equivalents at end of period	$2,859	$6,413

Supplemental disclosure of cash paid
Interest	$144	$292
Income taxes	30	3
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	189	471
Property and equipment acquired through capital leases and other
financing	-	6

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

Our financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operations since our inception. As of June 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. At June 30, 2009, cash, cash equivalents and current marketable securities amounted to $3.0 million and we had a working capital deficit of approximately $1.9 million. Our working capital deficit is impacted by $10.4 million of auction-rate securities (ARS) that are currently illiquid. During the three and six months ended June 30, 2009, our cash and cash equivalents used in operating activities amounted to $3.1 million and $9.4 million, respectively.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. In the fourth quarter of 2008, management took actions that we expect will result in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008 and we took further actions in the first and second quarters of 2009 that resulted in additional annual savings of approximately $4.5 million. In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and managed treatment center operations and related corporate staff and a reduction in certain payroll, support and occupancy costs, consulting and other outside services if required. Certain of these reductions have already been implemented as of the reporting date, resulting in additional estimated annual reductions in operating expenses totaling $1.2 million. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We have exited certain markets in our licensee operations that management has determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our company managed treatment center to reduce costs or if management determines that those markets will not provide short-term profitability. We do not expect the cost impact of such actions to be material. Additionally, we are pursuing new Catasys contracts and additional capital. As of July 31, 2009, we had net cash on hand of approximately $2.0 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $650,000 per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within two to three months to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubts from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at December 31, 2008 since all of the criteria specified by SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as a discontinued operation. See Note 5, Discontinued Operations, for further discussion.

Based on the provisions of the management services agreement (MSA) between us and our managed professional medical corporation, we have determined that it constitutes a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R). Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Note 2 under the header Management Service Agreements for more discussion.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the same periods in 2008 have been reclassified to conform to the presentation for the three and six months ended June 30, 2009.

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

The revenues of our managed treatment center, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical treatments, including the PROMETA Treatment Program. Revenues from patients treated at the managed treatment center are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the PROMETA Treatment Program. Revenues relating to the continuing care portion of the PROMETA Treatment Program are deferred and recorded over the period during which the continuing care services are provided.

Cost of Healthcare Services

Cost of healthcare services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized, for a significant majority of our agreements, in the period in which patient treatment commences, and in other cases, at the time treatment has been completed. Such costs include royalties paid for the use of the PROMETA Treatment Program for patients treated by all licensees, and direct labor costs, continuing care expense, medical supplies and program medications for patients treated at the managed treatment center.

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2009	2008	2009	2008
Net loss	$(4,926)	$(14,093)	$(1,872)	$(24,804)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities available for sale	27	(210)	453	(776)
Comprehensive loss	$(4,899)	$(14,303)	$(1,419)	$(25,580)

Basic and Diluted Income (Loss) per Share

In accordance with Statement of Financial Accounting Standards (SFAS) 128, Computation of Earnings Per Share, basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 14,242,000 and 13,393,000 of incremental common shares as of June 30, 2009 and 2008, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2009, we had 10,059,000 vested and unvested shares outstanding and 4,138,573 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.3 and $2.5 million respectively for the three and six months ended June 30, 2009, compared to $1.9 and $4.2 million respectively for the three and six months ended June 30, 2008.

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

We adopted SFAS 123R using the modified prospective method. Share-based compensation expense attributable to continuing operations recognized under SFAS 123R for employees and directors for the three and six months ended June 30, 2009 amounted to $1.2 million and $2.3 million respectively, compared to $1.2 million and $3.3 million respectively for the three and six months ended June 30, 2008.

In May 2009, we re-priced 4,739,000 previously issued stock options for directors, officers and certain employees at a price of $0.28. We accounted for the re-pricing as a modification, in accordance with SFAS 123R, and we recognized additional stock based compensation expense of $325,000 for the three months ended June 30, 2009 related to the modified stock options.

Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 is based on awards ultimately expected to vest, reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2009 and 2008, we granted options to employees for 225,000, 497,000, 2,125,000 and 4,152,000 shares, respectively, at the weighted average per share exercise price of $0.28, $0.30, $2.62, and $2.64, respectively, the fair market value of our common stock at the dates of grants. Approximately 271,700 of the options granted in 2009 vested immediately on the date of grant. Employee and director stock option activity for the three and six months ended June 30, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	8,260,000	$3.07

Three months ended March 31, 2009
Granted	272,000	0.31
Exercised	-	-
Cancelled	(487,000)	2.27
Balance, March 31, 2009	8,045,000	$3.03

Three months ended June 30, 2009
Granted	225,000	0.28
Exercised	-	-
Cancelled	(167,000)	3.25
Balance, June 30, 2009	8,103,000	$2.94

The estimated fair value of options granted to employees during the three and six months ended June 30, 2009 and 2008 was $40,000, $94,000, $3.4 million and $6.5 million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected volatility	72%	130%	72%	125-130%
Risk-free interest rate	2.28%-2.36%	2.98%	2.16%-2.36%	2.98-3.24%
Weighted average expected lives in years	5.0-6.0	5.0	5.0-6.0	5.0-6.0
Expected dividend	0%	0%	0%	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended June 30, 2009 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

As of June 30, 2009, there was $5,730,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.08 years.

Stock Options and Warrants – Non-employees

We account for the issuance of options and warrants for services from non-employees in accordance with SFAS 123R by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.

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

During the three and six months ended June 30, 2009 and 2008, we granted options for 60,000, 60,000, 46,000 and 85,000 shares, respectively, at the weighted average per share exercise price of $0.52, $0.52, $2.63, and $2.64, respectively, the fair market value of our common stock at the dates of grants. For the three and six months ended June 30, 2009 and 2008, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $38,000, $199,000, $67,000 and $52,000, respectively.

Non-employee stock option and warrant activity for the three and six months ended June 30, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	2,095,000	$3.91

Three months ended March 31, 2009
Granted	-	-
Exercised	-	-
Cancelled	(195,000)	6.92
Balance, March 31, 2009	1,900,000	$3.61

Three months ended June 30, 2009
Granted	60,000	0.52
Exercised	-	-
Cancelled	(20,000)	7.31
Balance, June 30, 2009	1,940,000	$3.49

Common Stock

During the three and six months ended June 30, 2009 and 2008, we issued 79,000, 189,000 , 140,000 and 193,000 shares of common stock, respectively valued at $21,000, $77,000, $332,000 and $ 471,000 respectively, in exchange for consulting services.  These costs are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three and six months ended June 30, 2009 and 2008, share-based expense relating to all common stock issued for consulting services was $27,000, $175,000, $583,000 and $794,000, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. During six months ended June 30, 2009, we issued 8,803 shares of our common stock pursuant to the ESPP and and no expense was incurred for this period. Share-based expense relating to the ESPP discount price was $1,000 and $2,000 respectively for the three and six months ended June 30, 2008.

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

Costs associated with streamlining our operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs. In April 2008, the fourth quarter of 2008, and in the first and second quarters of 2009, we took further actions to streamline our operations and increase the focus on managed care opportunities. The actions we took in the first and second quarters of 2009 also included renegotiation of certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities, and has resulted in delays and reductions in operating expenses. In May 2009, we terminated the MSAs with a medical professional corporation and a managed treatment center located in Dallas, Texas “for cause” and because the Company had fully met its funding requirements with respect to the MSAs.

During the three and six months ended June 30, 2009 and 2008, we recorded $222,000, $360,000, $1.2 million and $2.4 million, respectively, in costs associated with actions taken to streamline our operations. These costs primarily represent severance and related benefits. The costs incurred in 2009 also include impairment of assets and other costs related to termination of the management service agreements for our Dallas managed treatment center. The costs incurred in 2008 also include costs incurred to close the San Francisco PROMETA Center. We have accounted for these costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred.

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

Our marketable securities consisted of investments with the following maturities as of June 30, 2009 and 2008:

(Dollars in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at June 30, 2009
Certificates of deposit	$164	$164	$-
Variable auction-rate securities	10,365	-	10,365
Total marketable securities	$10,529	$164	10,365
Balance at December 31, 2008
Certificates of deposit (short-term)	$146	$146	$-
Variable auction-rate securities (long-term)	10,072	-	10,072
Total marketable securities	$10,218	$146	$10,072

The carrying value of all securities presented above approximated fair market value at June 30, 2009 and 2008.

As of June 30, 2009, our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In October 2008, UBS made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at June 30, 2009. See discussions below under the heading Fair Value Measurements for our valuation methods and impairment assessment process.

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

The following table summarizes fair value measurements by level at June 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit (1)	$164	$-	$-	$164
Variable auction-rate securities	-	-	10,365	10,365
Certificates of deposit (2)	133	-	-	133
Total assets	$297	$-	$10,365	$10,662

Warrant liabilities	$-	$72	$-	$72
Total liabilities	$-	$72	$-	$72

(1) included in marktable securities on our consolidated balance sheets
(2) included in deposits and other assets on our consolidated balance sheets

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

All of our assets measured at fair value on a recurring basis using significant Level III inputs as of June 30, 2009 were ARS. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment under SFAS 115. The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the six months ended June 30, 2009:

(Dollars in thousands)	Level III
Balance as of December 31, 2008	$10,072
Transfers in/out of Level III	-
Purchases and sales, net	-
Net unrealized gains (losses)	453
Net realized gains (losses)*	(160)
Balance as of June 30, 2009	$10,365

* Reflects other-than-temporary loss on auction-rate securities.

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of June 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost
●	The financial condition of the issuers
●	Any downgrades of the securities by rating agencies
●	Default on interest or other terms
●	Whether it is more likely than not that we will be required to sell the ARS before the recover in value

In accordance with FSP FAS 115-2 and FAS 124-2, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statement of Operations because it is more likely than not that we will be required to sell the ARS before the recover in value, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance sheet.

Based on the valuation models and methodologies, and consideration of other factors, for the three and six months ended June 30, 2009, we recognized approximately $28,000 and $160,000, respectively, in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $27,000 and $453,000 related to our investment in certain other ARS for the three and six months ended June 30, 2009, respectively. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

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

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB Statement 107, Disclosures about Fair Value of Financial Instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying values of our outstanding short and long-term debt were $10.9 million and $12.2 million and the fair values were $10.5 million and $10.7 million as of June 30, 2009 and December 31, 2008, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

As of June 30, 2009, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,360	$(1,584)	$2,776	12-18

During the three and six months ended June 30, 2009 we did not acquire any new intangible assets and at June 30, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. In accordance with SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets (SFAS 144), we performed an impairment test on intellectual property as of March 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value and we recorded an impairment charge totaling $355,000 for these assets as of March 31, 2009. These charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed an impairment test on intellectual property as of June 30, 2009 and determined that no additional impairment charge was necessary.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2009	$116
2010	$233
2011	$233
2012	$233
2013	$233

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

During the three months ended March 31, 2009, we performed an impairment test on all property and equipment, including capitalized software related to our Catasys segment. As a result of this testing, we determined that the carrying value of this asset was not recoverable and exceeded its fair value and we wrote off the $758,000 net book value of this software as of March 31, 2009. This impairment charge was recognized in operating expenses in our consolidated statements of operations in accordance with SFAS 144. We also performed an impairment test on all property and equipment as of June 30, 3009 and determined that no additional impairment charge was necessary.

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

As discussed under the heading Management Services Agreements below, we have a MSA with a managed medical corporation. Under this MSA, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of this managed medical corporation either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporation do not have recourse to our general credit.

Based on the design and provisions of these MSA and the working capital loans provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreements

We have executed MSAs with medical professional corporations and related treatment centers, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause. In May 2009, we terminated the MSAs with a medical professional corporation and a managed treatment center located in Dallas, Texas “for cause” and because the Company had fully met its funding requirements with respect to the MSAs. As a result, we no longer consolidate these entities as VIEs. In connection with the termination of these MSAs, we determined that the carrying value of certain assets was not recoverable and we recorded an impairment charge totaling $151,000 for the three months ended June 30, 2009.

Under the remaining MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services;
●	information systems;
●	recordkeeping;
●	scheduling;
●	billing and collection;
●	marketing and local business development; and
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits

The treatment center retains the sole right and obligation to provide medical services to its patients and to make other medically related decisions, such as the choice of medical professionals to hire or medical equipment to acquire and the ordering of drugs.

In addition, we provide medical office space to the treatment center on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The treatment center pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center’s obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%. Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand, or upon termination of the respective MSA. At June 30, 2009, there was one outstanding credit facility under which $8.4 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center.

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

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSA. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of the managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective the treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated the treatment center or other third party. Creditors of the managed medical corporations do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in FIN 46R. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
(Dollars in thousands)	2009	2008
Cash and cash equivalents	$13	$274
Receivables, net	9	281
Prepaids and other current assets	1	3
Total assets	$23	$558

Accounts payable	8	$30
Intercompany loans	8,447	9,238
Accrued compensation and benefits	21	54
Accrued liabilities	4	13
Total liabilities	$8,480	$9,335

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

For the three and six months ended June 30, 2009 and 2008, we recognized non-operating gains/(losses) of $15,000, $84,000, ($1.3 million) and $1.0 million, respectively, related to the revaluation of our warrant liabilities. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles in the United States (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under the heading Intangible Assets.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 became effective November 15, 2008. We adopted SFAS 162 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

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

These FSPs were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the FSPs for the interim period ended June 30, 2009. Because we will more likely than not be required to sell our ARS before they recover in value, these FSPs had no impact on our financial position, results of operations or cash flows. See above under the headings Marketable Securities and Fair Value Measurements for additional disclosures required by these FSPs.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes principles and requirements for subsequent events including (i) the specification of the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure in the financial statements, (ii) the circumstances under which such events or transactions would be recognized or disclosed, and (iii) the disclosures that an entity shall make about such events or transactions. SFAS 165 was effective for annual reporting periods ending after June 15, 2009. We adopted SFAS 165 for the interim period ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

Recently Issued

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends certain requirements of FASB Interpretation 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with VIEs. SFAS 167 will be effective for annual reporting periods ending after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 168 will be effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.

Note 3.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three and six months ended June 30, 2009, we revised our segments to reflect the disposal of CompCare (see Note 5, Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health and Healthcare Services. Prior years have been restated to reflect this revised presentation.

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

Healthcare Services

Our Healthcare Services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by researching, developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

Our healthcare services segment also comprises results from international operations in the prior periods; however, these operating segments are not separately reported as they did not meet any of the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and six months ended June 30, 2009 and 2008. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Healthcare services
Revenues	$371	$2,031	$1,078	$4,037
Loss before provision for income taxes	(4,290)	(8,333)	(9,985)	(16,080)
Assets *	18,229	50,205	18,229	50,205

Behavioral health
Revenues	$-	$-	$-	$-
Loss before provision for income taxes	(634)	(1,845)	(2,326)	(3,117)
Assets *	-	-	-

Consolidated continuing operations
Revenues	$371	$2,031	$1,078	$4,037
Loss before provision for income taxes	(4,924)	(10,178)	(12,311)	(19,197)
Assets *	18,229	50,205	18,229	50,205

* Assets are reported as of June 30.

Note 4.   Debt Outstanding

During the six months ended June 30, 2009, we drew down additional proceeds under the UBS line of credit facility, and used the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC. We recognized a $276,000 loss on extinguishment of debt resulting from the pay down, which is included in our loss from continuing operations for the six months ended June 30, 2009.

Our UBS line of credit and our senior secured note are collateralized by the ARS, which had a carrying value of $10.4 million at June 30, 2009 and are classified as marketable securities in our consolidated balance sheets. The ARS are restricted to satisfy our obligations under the UBS line of credit and the senior secured note, under which $7.3 million and $3.6 million, respectively, was outstanding at June 30, 2009.  The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(dollars in thousands, except where otherwise noted)	2009	2008
Short-term Debt
Senior secured note due January, 2010; callable by the holder on July 18, 2009;
interest payable quarterly at prime plus 2.5% (5.75% and 7.0% at June 30,
2009 and December 31, 2008, respectively), $3.7 million principal net of $94,000 unamortized discount at June 30, 2009 and $5 million principal net of $899,000
unamortized discount at December 31, 2008	$ 3,556	$ 4,101

UBS line of credit, payable on demand, interest payable monthly at 91-day
T-bill rate plus 120 basis points (1.351% at June 30, 2009 and 1.675%
at December 31, 2008)	7,318	5,734

Total Short-term Debt	$ 10,874	$ 9,835

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

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the six months ended June 30, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 and the three and six months ended June 30, 2008 are as follows:

	Period from	Three Months	Six Months
	January 1 to	Ended	Ended
	January 20,	June 30,	June 30,
(in thousands)	2009	2008	2008
Revenues:
Behavioral managed health care revenues	$710	$9,582	$18,915

Expenses:
Behavioral managed health care operating expenses	$703	$11,707	$21,446
General and administrative expenses	711	1,477	2,455
Other	50	303	598
Loss from discontinued operations before provision
for income tax	$(754)	$(3,905)	$(5,584)

Provision for income taxes	$1	$3	$6
Loss from discontinued operations, net of tax	$(755)	$(3,908)	$(5,590)

Gain on sale	$11,204	$-	$-
Results from discontinued operations, net of tax	$10,449	$(3,908)	$(5,590)

The carrying amount of the assets and liabilities of discontinued operations at December 31, 2008 and on the date of the sale were as follows:

	January 20,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$523	$1,138
Receivables, net	-	1,580
Notes receivable	-	17
Prepaids and other current assets	940	318
Property and equipment, net	230	235
Goodwill, net	403	493
Intangible assets, net	608	642
Deposits and other assets	230	234
Total Assets	$2,934	$4,657

Accounts payable and accrued liabilities	$2,065	$1,884
Accrued claims payable	5,637	6,791
Long-term debt	2,346	2,341
Accrued reinsurance claims payable	2,527	2,526
Capital lease obligations, net of current portion	63	63
Total Liabilities	$12,638	$13,605

Net liabilities of discontinued operations	$(9,704)	$(8,948)

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Hythiam, Inc., our wholly-owned subsidiaries and our managed treatment center unless otherwise stated.

Forward-Looking Statements

The forward-looking comments contained in this report involve risks and uncertainties. Our actual results may differ materially from those discussed here due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional factors that could cause or contribute to such differences can be found in the following discussion, as well as in the “Risks Factors” set forth in Item 1A of Part I of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on June 30, 2009.

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys™ subsidiary behavioral health management services for substance abuse to health plans, employers and unions. Catasys is focused on offering integrated substance dependence solutions, including medical interventions such as our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and a company-managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Segment Reporting

We currently operate within two reportable segments: Healthcare services and Behavioral Health. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including the managed treatment center that is licensed and managed by us. Our Behavioral Health segment, through our Catasys™ subsidiary, combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence and the related co-morbidities. Currently, substantially all of our revenue from continuing operations and substantially all of our assets are earned or located within the United States.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in our Consolidated Statement of Operations for the six months ended June 30, 2009. Additionally, we entered into an administrative services only (ASO) agreement with CompCare to provide certain administrative services under CompCare’s National Committee for Quality Assurance (NCQA) accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated balance sheets, statements of operations, statements of cash flows and Note 5, Discontinued Operations, included with this report.

Operations

Healthcare Services

Licensing Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of June 30, 2009, we had active licensing agreements with physicians, hospitals and treatment providers for 40 sites throughout the United States, with 23 sites contributing to revenue in 2009. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, generally in markets we are presently operating or where such sites will provide support for our Catasys products. As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. As discussed below in Recent Developments, we have reduced resources allocated to licensing activities and are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations.

Managed Treatment Center

We currently manage one treatment center under our licensing agreement, located in Santa Monica, California (dba The Center to Overcome Addiction, formerly named the PROMETA Center). In May 2009, we terminated the Management Services Agreements (“MSA”) with a medical professional corporation and a managed treatment center in Dallas, Texas. We manage the business components of the Center to Overcome Addiction and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of a full business service management agreement. This center offers treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offer medical interventions for other substance dependencies and psychiatric services. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenues from licensed and managed treatment centers, including the Center to Overcome Addiction, accounted for approximately 59% and 56% of our healthcare services revenues for the three and six months ended June 30, 2009, respectively. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact our managed treatment center.

Behavioral Health

Beginning in 2007, we developed our Catasys integrated substance dependence solutions for third-party payors. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. In addition, we may be launching other specialty behavioral health products and programs, including Autism and ADHD, that can leverage our existing infrastructure and sales force, but this effort is largely on hold due to current budget constraints.

Recent Developments

In the first half of 2009, we completed actions that we began in the fourth quarter of 2008 to reduce our operating expenses by an additional $10.2 million from the third quarter 2008 expenditure level. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense, termination of a clinical study and overall reductions in overhead and payroll costs. Additionally, we took further actions in the first half of 2009 to streamline our operations and increase the focus on managed care opportunities and to renegotiate certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities. In addition, we terminated the MSAs with a medical professional corporation and a managed treatment center in Dallas, Texas “for cause” and because the Company had met its funding requirement with respect to such MSAs. These efforts have resulted in delays and reductions in operating expenses, resulting in additional annual savings in operating expenses of approximately $4.5 million.

Dr. Anton’s study on alcohol dependent subjects, entitled “Efficacy of a Combination of Flomazenil and Gabapenton in the Treatment of Alcohol Dependence”, was published in the August issue of Journal of Clinical Psychopharmacology.

How We Measure Our Results

Our healthcare services revenues to date have been primarily generated from fees that we charge to hospitals, healthcare facilities and other healthcare providers that license our PROMETA Treatment Program, and from patient service revenues related to our licensing and MSAs with managed treatment centers. Our technology license and MSAs usually provide for an initial fee for training and other start-up related costs, plus a combined fee for the licensed technology and other related services, generally set on a per-treatment basis, and thus a substantial portion of our revenues is closely related to the number of patients treated. Patients treated by managed treatment centers generate higher average revenues per PROMETA patient than our other licensed sites due to consolidation of their gross patient revenues in our financial statements. Key indicators of our financial performance will be the number of health plans and other organizations that contract with us for our Catasys products, the number of managed care members enrolled in such programs, our ability to demonstrate the cost savings of our Catasys programs,, and the number of facilities and healthcare providers that contract with us to license our technology and the number of patients that are treated by those providers using the PROMETA Treatment Program. Additionally, our financial results will depend on our ability to expand the adoption of Catasys and the PROMETA Treatment Program, and our ability to effectively price these products, and manage general, administrative and other operating costs.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2009	2008	2009	2008
Revenues
Healthcare services	$371	$2,031	$1,078	$4,037
Total revenues	371	2,031	1,078	4,037

Operating expenses
Cost of healthcare services	161	524	434	1,005
General and administrative expenses	4,526	8,961	10,129	20,115
Research and development	-	915	-	2,273
Impairment losses	-	-	1,113	-
Depreciation and amortization	302	446	706	909
Total operating expenses	4,989	10,846	12,382	24,302

Loss from operations	(4,618)	(8,815)	(11,304)	(20,265)

Interest & other income	77	196	123	625
Interest expense	(370)	(247)	(778)	(512)
Loss on extinguishment of debt	-	-	(276)	-
Other than temporary impairment of marketable securities	(28)	-	(160)	-
Change in fair value of warrant liabilities	15	(1,312)	84	955

Loss from continuing operations before provision
for income taxes	(4,924)	(10,178)	(12,311)	(19,197)
Provision for income taxes	2	7	10	17
Loss from continuing operations	$(4,926)	$(10,185)	$(12,321)	$(19,214)

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $5.3 million and $6.9 million during the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, primarily due to the impact of actions to streamline our Healthcare Services operations and focus on opportunities in our Behavioral Health business. Such actions resulted in decreases in general & administrative expenses (excluding share-based compensation expense and costs associated with streamlining operations) and research and development of $2.7 million and $915,000, respectively, for the three month period ended June 30, 2009 when compared to the same period in 2008 and decreases of $6.4 million and $2.3 million for the six month period ended June 30, 2009 when compared to the same period in 2008. These decreases were partially offset by deceases in related Healthcare Services revenue of $1.6 million and $2.9 million, respectively, for the same comparative periods.

Results for the three and six month periods ended June 30, 2009 reflected $222,000 and $360,000, respectively, of costs associated with actions taken to streamline our operations, compared to $1.2 million and $2.4 million of such costs for the same periods in 2008. Share-based compensation expense totaled $1.3 million and $2.5 million for the three and six month periods ended June 30, 2009, compared to $1.9 million and $4.2 million, respectively, for the same periods in 2008. Results for the six months ended June 30, 2009 include $1.1 million of impairment losses on fixed assets and intangible assets, a $276,000 loss on extinguishment of debt and $160,000 of other than temporary losses on marketable securities. Also, results for the three months ended June 30, 2008 were negatively impacted by a $1.3 million change in the fair value of warrant liabilities and results for the six months ended June 30, 2008 were favorably impacted a $1.0 million change in such liabilities.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss before provision for income taxes of our reportable segments in continuing operations to the loss for continuing operations before provision for income taxes from our consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2009	2008	2009	2008
Healthcare services	$(4,290)	$(8,780)	$(9,985)	$(16,543)
Behavioral health	(634)	(1,398)	(2,326)	(2,654)
Loss from continuing operations before provision for income taxes	$(4,924)	$(10,178)	$(12,311)	$(19,197)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
(In thousands, except patient treatment data)	June 30,		June 30,
	2009	2008	2009	2008
Revenues
U.S. licensees	$152	$1,164	$336	$1,987
Managed treatment centers (a)	219	424	608	1,088
Other revenues	-	443	134	962
Total healthcare services revenues	$371	$2,031	$1,078	$4,037

Operating expenses
Cost of healthcare services	$161	$524	$434	$1,005
General and administrative expenses
Salaries and benefits	1,608	3,878	4,384	10,272
Other expenses	2,284	3,685	4,260	7,189
Research and development	-	915	-	2,273
Impairment losses	-	447	355	447
Depreciation and amortization	302	-	623	463
Total operating expenses	$4,355	$9,449	$10,056	$21,649

Loss from operations	$(3,984)	$(7,418)	$(8,978)	$(17,612)

Interest and other income	77	196	123	625
Interest expense	(370)	(247)	(778)	(512)
Loss on extinguishment of debt	-	-	(276)	-
Other than temporary impairment on
marketable securities	(28)	-	(160)	-
Change in fair value of warrant liability	15	(1,311)	84	956
Loss before provision for income taxes	$(4,290)	$(8,780)	$(9,985)	$(16,543)

PROMETA patients treated
U.S. licensees	30	198	72	342
Managed treatment centers (a)	19	31	56	84
Other	-	17	11	52
	49	246	139	478

Average revenue per patient treated (b)
U.S. licensees	$5,067	$5,753	$4,528	$5,722
Managed treatment centers (a)	7,211	9,978	6,661	9,823
Other	-	11,390	12,182	8,407
Overall average	5,898	6,675	5,993	6,734

(a) Includes managed and/or licensed PROMETA Centers.
(b) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenue

Revenue decreased by $1.7 million and $3.0 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, resulting from our decision to streamline our Healthcare Services operation by shutting down unprofitable markets and reducing field staff. We also shut down sites in our international operations during the first quarter of 2009. The number of patients treated decreased by 80% and 71% in the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. The number of licensed sites that contributed to revenues decreased to 17 for the three months ended June 30, 2009, compared to 31 for the same period in 2008. The average revenue per patient treated at U.S. licensed sites decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 due to due to higher average discounts granted by our licensees and the average revenue per patient treated at the managed treatment centers increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 due to an increase in non-PROMETA related services provided to patients. Our revenue may be further impacted in the third quarter and fourth quarter of 2009 by market conditions due to the uncertain economy, impacting both the number of treatments and the average revenue per patient, and also as we maintain our commitment to reduce operating expenses in components of healthcare services that are revenue-generating, but unprofitable.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment centers for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs primarily reflects the decrease in revenues from these treatment centers.

General and Administrative Expenses

General and administrative expense included share-based compensation expense and costs associated with streamlining our operations, which totaled $1.3 million and $222,000, respectively, for the three months ended June 30, 2009, compared to $1.9 million and $1.2 million, respectively for the same period in 2008. Excluding such costs, total general and administrative expense decreased by $2.0 million in 2009 when compared to 2008, due mainly to decreases in outside services, salaries and benefits and other expenses resulting from the continued streamlining of operations to focus on opportunities in our Behavioral Health segment.

For the six months ended June 30, 2009, share-based compensation expense and costs associated with streamlining our operations totaled $2.5 million and $360,000, respectively, compared to $4.2 million and $2.4 million, respectively for the same period in 2008. Excluding such costs, total general and administrative expense decreased by $5.2 million in 2009 when compared to 2008, due mainly to decreases in outside services, salaries and benefits and other expenses resulting from the continued streamlining of operations.

Research and Development

Our total research and development expenses decreased by $915,000 and $2.3 million for the three and six months ended June 30, 2009 compared to the same periods in 2008. These decreases are attributable to clinical studies undertaken in 2008 and prior years that were substantially completed in 2008 and for which no expense was recognized during the three and six months ended June 30, 2009. In addition, we agreed to terminate funding for the grant that supported the Cedar Sinai research study on alcohol-dependent subjects as the site had been unable to recruit patients with the desired clinical profile in a timely manner and in light of the two additional alcohol studies that had been completed.

Impairment Losses

Impairment charges for the six months ended June 30, 2009 included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 for intellectual property related to additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating, both of which resulted from impairment testing at March 31, 2009. No further impairment was deemed See additional information below under the heading “Critical Accounting Estimates -- Impairment of Intangible Assets.”

Interest and Other Income

Interest and other income for the three and six months ended June 30, 2009 decreased by $119,000 and $502,000, respectively, compared to the same periods in 2008 due to decreases in the invested balance of marketable securities and a decrease in interest rates.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 increased by $123,000 and $266,000, respectively, compared to the same periods in 2008 due to higher debt balances from the UBS line of credit during the three and six months ended June 30, 2009, partially offset by the effect of lower interest rates during this same period.

Loss from Extinguishment of Debt

We recognized a $276,000 loss on extinguishment of debt for the six months ended June 30, 2009 resulting from the $1.4 million pay down on the Highbridge senior secured note in February 2009, which reflected an unamortized discount of $208,000 and a $68,000 prepayment penalty.

Other than Temporary Impairment on Marketable Securities

Impairment charges of $28,000 and $160,000 related to certain of our auction-rate securities (ARS) were recognized for the three and six months ended June 30, 2009. The charges were based on an updated valuation of the securities performed by management as of March 31, 2009 and June 30, 2009 and were deemed necessary after an analysis of other-than-temporary impairment factors, most notably, the likelihood that we will be required to sell the ARS before they recover in value.

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

Both warrants are re-valued at each reporting period using the Black-Scholes pricing model to determine the fair market value per share. The change in fair value of the warrants issued in connection with the November 7, 2007 registered direct stock placement amounted to $7,000 and $33,000 for the three and six months ended June 30, 2009, respectively. The change in fair value for the warrants issued in connection with the Highbridge note amounted to $8,000 and $43,000 for the three and six months ended June 30, 2009, respectively. We will continue to mark the warrants to market value each quarter end until they are completely settled.

Behavioral Health

The following table summarizes the operating results for Behavioral Health for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$556	$658	$1,210	$1,096
Other expenses	78	740	275	1,558
Impairment charges	-	-	758	-
Depreciation and amortization	-	-	83	-
Total operating expenses	$634	$1,398	$2,326	$2,654

Loss before provision for income taxes	$(634)	$(1,398)	$(2,326)	$(2,654)

General and Administrative Expenses

Total general and administrative expenses decreased by $764,000 in the three months ended June 30, 2009 when compared to the same period in 2008, due mainly to a $483,000 reduction in consulting and outside services expense, a $102,000 decrease in salaries and a $179,000 decline in other general expenses.

Total general and administrative expenses decreased by $1.2 million in the six months ended June 30, 2009 when compared to the same period in 2008, due mainly to a $899,000 reduction in consulting and outside services expense, and a $384,000 decline in other general expenses, partially offset by a $114,000 increase in salaries and related benefits due to increased labor allocations to our Behavioral Health segment.

Impairment Losses

An impairment charge of $758,000 was recognized during the six months ended June 30, 2009 related to capitalized software for our Behavioral Health segment. We performed an impairment analysis in accordance with SFAS 144 and determined that the carrying value was not recoverable and was fully impaired.

Depreciation and Amortization

Depreciation and amortization for the three and six months ended June 30, 2009 consisted of depreciation of the capitalized software prior to the impairment discussed above. There was no depreciation during the same periods in 2008 as the asset had not yet been placed in service.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of June 30, 2009, we had a balance of approximately $3.0 million in cash and cash equivalents and $10.5 million of current marketable securities, of which approximately $10.4 million are ARS, which are classified as marketable securities in current assets as of June 30, 2009 and are discussed below.

As of June 30, 2009, we had a working capital deficit of approximately $1.9 million. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. As of June 30, 2009, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern. Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. In the fourth quarter of 2008, management took actions that resulted in reducing annual operating expenses by $10.2 million compared to the third quarter of 2008. The actions we took included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense and overall reductions in overhead costs. Additionally, we took further actions in the first half of 2009 to streamline our operations and increase the focus on managed care opportunities and to renegotiate certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities. The actions we took to streamline operations and related cost reductions implemented in 2008, and the additional actions we took in the first half of 2009, are expected to reduce our operating expenditures significantly for 2009 compared to 2008. As discussed in Recent Developments above, these additional efforts have resulted in delays and reductions in operating expenses, resulting in additional annual savings in total budgeted operating expenses of approximately $4.5 million. In addition, management currently has plans for additional cost reductions from the elimination of certain positions in our licensee and managed treatment center operations and related corporate staff and a reduction in certain support and occupancy costs, consulting and other outside services if required. Certain of these reductions have already been implemented as of the reporting date, resulting in additional estimated annual reductions in operating expenses totaling $1.2 million. We have exited certain markets in our licensee operations that management has determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our company managed treatment center to reduce costs or if management determines that those markets will not provide short-term profitability.

Additionally, we are pursuing new Catasys contracts and additional capital. As of July 31, 2009, we had net cash on hand of approximately $2.0 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $650,000 per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next two to three months to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern.

In October 2008, UBS made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the rights offering, UBS provided to us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. We accepted this offer in November 2008. At June 30, 2009, we had $7.3 million of outstanding borrowing under the UBS line of credit that is payable on demand and is secured by the ARS.We granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note. The line of credit has certain restrictions described in the prospectus.

ARS are variable-rate instruments with longer stated maturities whose interest rates are reset at predetermined short-term intervals through a Dutch auction system. However, commencing in February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. We believe that we ultimately should be able to liquidate all of our ARS investments without significant loss because the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government. However, current conditions in the ARS market make it likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls or refinances the securities, or they mature. As a result of the current turmoil in the credit markets, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. However, because of our ability to sell the ARS under the UBS rights offering discussed above, the ARS investments have been classified in current assets at June 30, 2009.

Due to our current financial condition, we have concluded that we will likely be required to sell the ARS before we are able to recover full value for them. Accordingly, for the three and six months ended June 30, 2009, we recognized approximately $28,000 and $160,000, respectively, in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $27,000 and $453,000 related to our investment in certain other ARS for the three and six months ended June 30, 2009, respectively, based on the estimated fair value as determined by management. If current market conditions deteriorate further, the credit rating of the ARS issuers deteriorates, or the anticipated recovery in the market values does not occur, we may be required to make further adjustments to the carrying value of the ARS through impairment charges in the Consolidated Statement of Operations, and any such impairment adjustments may be material. In accordance with SFAS 115, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statements of Operations, whereas subsequent temporary increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheets.

Cash Flows

We used $8.3 million of cash for continuing operating activities during the six months ended June 30, 2009. Use of funds in operating activities include general and administrative expense, excluding share-based expense, the cost of healthcare services revenue and research and development costs, which totaled approximately $14.0 million for the six months ended June 30, 2009, compared to $19.2 million for the same period in 2008. This decrease in net cash used reflects the decline in such expenses, resulting mainly from our efforts to streamline operations, as described above.

Capital expenditures for the six months ended June 30, 2009 were $17,000, compared to $698,000 for the same period in 2008 and we do not expect capital expenditures to be material for the remainder of 2009. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, our current plans call for expending cash at a rate of approximately $750,000 per month, excluding short-term debt, non-current accrued liability payments and the impact of management’s plans for additional cost reductions.

Debt

Effective July 18, 2009, the senior secured note with Highbridge is callable, pursuant to Highbridge’s optional redemption rights under the amended note agreement dated July 31, 2008. We are currently negotiating with Highbridge to extend the optional redemption date. There can be no assurance that we will be successful in our efforts.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2009 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$11,128	$11,128
Capital Lease Obligations	176	109	67	-	-
Operating Lease Obligations	2,143	878	1,265	-	-
Clinical Studies	1,503	1,452	51	-	-
Total	$14,950	$13,567	$1,383	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2009, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

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

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock measured over a period generally commensurate with the expected term, since we have a limited history as a public company and complete reliance on our actual stock price volatility would not be meaningful. If we were to use the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2009 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2009 and 2008 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

We performed an impairment test on intellectual property as of March 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value and we recorded an impairment charge totaling $355,000 for these assets as of March 31, 2009. These charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed an additional impairment test on intellectual property as of June 30, 2009 and determined that no additional impairment charge was necessary.

Valuation of Marketable Securities

Investments include ARS, U.S. Treasury bills, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Unrealized gains and losses are reported in our Consolidated Balance Sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

Since there have been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist as of June 30, 2009 and un-observable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

Based on the valuation models and methodologies, and consideration of other factors, for the three and six months ended June 30, 2009, we recognized approximately $28,000 and $160,000, respectively, in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $27,000 and $453,000 related to our investment in certain other ARS for the three and six months ended June 30, 2009, respectively, based on the estimated fair value as determined by management. In accordance with SFAS 115, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statements of Operations, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheets. While our valuation model includes inputs based on observable measures (credit quality and interest rates) and un-observable inputs, we determined that the un-observable inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it represents an other-than-temporary decline in value. In making our determination for each investment, we consider the following factors:

●	How long and by how much the fair value of the investments have been below cost
●	The financial condition of the issuers
●	Any downgrades of the investment by rating agencies
●	Default on interest or other terms
●	The likeliness that we will be required to sell the investments before they recover their value

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

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets . This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles in the United States (GAAP). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of this statement did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under the heading Intangible Assets.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 became effective November 15, 2008. We adopted SFAS 162 for the fiscal year begun January 1, 2009, and it did not have a material impact on our financial position, results of operations or cash flows.

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

These FSPs were effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted the FSPs for the interim period ended June 30, 2009. Because we will more likely than not be required to sell our ARS before they recover in value, these FSPs had no impact on our financial position, results of operations or cash flows. See above under the headings Marketable Securities and Fair Value Measurements for additional disclosures required by these FSPs.

In May 2009, the FASB issued SFAS 165, Subsequent Events. SFAS 165 establishes principles and requirements for subsequent events including (i) the specification of the period after the balance sheet date during which management shall evaluate events or transactions for potential recognition or disclosure in the financial statements, (ii) the circumstances under which such events or transactions would be recognized or disclosed, and (iii) the disclosures that an entity shall make about such events or transactions. SFAS 165 was effective for annual reporting periods ending after June 15, 2009. We adopted SFAS 165 for the interim period ended June 30, 2009, and it did not have a material impact on our consolidated financial statements.

Recently Issued

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends certain requirements of FASB Interpretation 46(R), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with VIEs. SFAS 167 will be effective for annual reporting periods ending after November 15, 2009. The adoption of SFAS 167 is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 168 will be effective for interim and annual reporting periods ending after September 15, 2009. The adoption of SFAS 168 is not expected to have a material impact on our consolidated financial statements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values at the time of purchase and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution.  We have not invested in any instruments which are not classified as "available-for-sale" securities pursuant to SFAS 115.

As of June 30, 2009 our total investment in ARS was $11.5 million. Since February 13, 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost,
●	The financial condition of the issuers,
●	Any downgrades of the securities by rating agencies,
●	Default on interest or other terms, and
●	The likeliness that we will be required to sell the ARS before they recover their value.

For the three and six months ended June 30, 2009, we recognized approximately $28,000 and $160,000, respectively, in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $27,000 and $453,000 related to our investment in certain other ARS for the three and six months ended June 30, 2009, respectively, based on the estimated fair value as determined by management. These securities will be analyzed each reporting period for additional other-than-temporary impairment factors.

In May 2008, our investment portfolio manager, UBS AG (UBS), provided us with a demand margin loan facility, allowing us to borrow up to 50% of the market value of the ARS, as determined by UBS. The margin loan facility is collateralized by the ARS. In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at June 30, 2009. As part of the rights offering, UBS would provide us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. The line of credit has certain restrictions described in the prospectus. We accepted this offer on November 6, 2008.

The weighted average interest rate of marketable securities held at June 30, 2009 was 1.30%. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our ARS because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during the three months ended June 30, 2009, the amount of interest income earned from our investment portfolio during that period would have decreased by an estimated amount of $31,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

We have no material foreign exchange risk.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

HYTHIAM, INC.
Date: August 10, 2009	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2009	By:	s/ MAURICE HEBERT
Maurice Hebert
Chief Financial Officer (Principal Financial and Accounting Officer)

II-2