Form 10-Q
period 2009-09-30
HYTHIAM INC
filed 2009-11-09
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Yes ☐          No ☑

As of November 6, 2009, there were 65,102,950 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$7,068	$9,756
Marketable securities, at fair value	9,209	146
Restricted cash	-	24
Receivables, net	305	654
Prepaids and other current assets	265	357
Current assets of discontinued operations	-	3,053
Total current assets	16,847	13,990
Long-term assets
Property and equipment, net of accumulated depreciation of
$6,493 and $5,035, respectively	1,060	2,625
Intangible assets, net of accumulated amortization of
$1,643 and $1,250, respectively	2,717	3,257
Deposits and other assets	210	318
Marketable securities, at fair value	-	10,072
Non-current assets of discontinued operations	-	1,604
Total Assets	$20,834	$31,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,555	$3,396
Accrued compensation and benefits	776	1,476
Other accrued liabilities	2,069	2,082
Short-term debt	9,582	9,835
Current liabilities of discontinued operations	-	8,675
Total current liabilities	14,982	25,464
Long-term liabilities
Deferred rent and other long-term liabilities	103	127
Warrant liabilities	6,112	156
Capital lease obligations	51	81
Non-current liabilities of discontinued operations	-	4,930
Total liabilities	21,248	30,758

Commitments and contingencies	-	-

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
65,097,000 and 54,965,000 shares issued and outstanding
at September 30, 2009 and December 31, 2008, respectively	7	6
Additional paid-in-capital	183,475	174,721
Accumulated other comprehensive income	437	-
Accumulated deficit	(184,333)	(173,619)
Total Stockholders' Equity (Deficit)	(414)	1,108
Total Liabilities and Stockholders' Equity	$20,834	$31,866

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Healthcare services	268	1,258	1,346	5,295
Total revenues	268	1,258	1,346	5,295

Operating expenses
Cost of healthcare services	68	330	502	1,335
General and administrative expenses	3,878	9,351	14,007	29,466
Research and development	-	713	-	2,986
Impairment losses	-	-	1,113	-
Depreciation and amortization	273	510	979	1,419
Total operating expenses	4,219	10,904	16,601	35,206

Loss from operations	(3,951)	(9,646)	(15,255)	(29,911)

Non-operating income (expenses)
Interest & other income	19	113	142	738
Interest expense	(221)	(637)	(999)	(1,149)
Loss on extinguishment of debt	(54)	-	(330)	-
Gain on the sale of marketable securities	160	-	160	-
Other than temporary impairment of
marketablesecurities	(25)	-	(185)	-
Change in fair value of warrant liabilities	(4,767)	3,758	(4,683)	4,713

Loss from continuing operations before
provision for income taxes	(8,839)	(6,412)	(21,150)	(25,609)
Provision for income taxes	3	6	13	23
Loss from continuing operations	$(8,842)	$(6,418)	$(21,163)	$(25,632)

Discontinued Operations:
Results of discontinued operations, net of tax	-	141	10,449	(5,449)

Net loss	$(8,842)	$(6,277)	$(10,714)	$(31,081)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.16)	$(0.12)	$(0.38)	$(0.47)
Discontinued operations	-	0.01	0.19	(0.10)
Net loss per share	$(0.16)	$(0.11)	$(0.19)	$(0.57)

Weighted average number of shares outstanding	56,373	54,629	55,509	54,479

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2009	2008
Operating activities
Net loss	$(10,713)	$(31,081)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from Discontinued Operations	$(10,449)	$5,449
Depreciation and Amortization	978	1,419
Amortization of debt discount and issuance costs included in interest expense	735	401
Other than temporary impairment on marketable securities	185	-
Gain on sale of marketable securities	(159)	-
Provision for doubtful accounts	493	879
Deferred rent	88	(311)
Share-based compensation expense	3,465	6,962
Loss on debt extinguishment	230	-
Change in fair value of warrant liabilities	4,684	(3,403)
Impairment losses	1,113	-
Loss on disposition of assets	16	694
Changes in current assets and liabilities, net of business acquired:
Receivables	(52)	(330)
Prepaids and other current assets	169	778
Accounts payable, accrued compensation & other accrued liabilities	(1,734)	434
Long Term Accrued Liabilities	6	-
Net cash used in operating activities of continuing operations	(10,945)	(18,109)
Net cash used in operating activities of discontinued operations	(1,103)	(6,506)
Net cash used in operating activities	(12,048)	(24,615)
Investing activities
Purchases of marketable securities	-	(65,197)
Proceeds from sales and maturities of marketable securities	1,420	87,770
Proceeds from sales of property and equipment	13	17
Proceeds from disposition of CompCare	1,500	-
Restricted cash	24	(13)
Purchases of property and equipment	(17)	(899)
Deposits and other assets	16	141
Cost of intangibles	-	(178)
Net cash from by investing activities by continuing operations	2,956	21,641
Net cash from (used in) by investing activities by discontinued operations	39	(21)
Net cash from by investing activities	2,995	21,620
Financing activities
Proceeds from the issuance of common stock and warrants	7,000	-
Costs related to the issuance of common stock and warrants	(683)	-
Proceeds from drawdown on UBS line of credit	2,072	5,365
Paydown of Short-Term Debt	(3,014)	-
Capital lease obligations	(74)	(111)
Net cash from financing activities by continuing operations	5,301	5,254
Net cash from (used in) financing activities by discontinued operations	(73)	316
Net cash from financing activities	5,228	5,570

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(continued)

	Nine Months Ended
(In thousands)	September 30,
	2009	2008

Net increase (decrease) in cash and cash equivalents for continuing operations	(2,688)	8,786
Net decrease in cash and cash equivalents for discontinued operations	(1,137)	(6,211)
Net increase (decrease) in cash and cash equivalents	(3,825)	2,575
Cash and cash equivalents at beginning of period	10,893	11,149
Cash and cash equivalents at end of period	$7,068	$13,724

Supplemental disclosure of cash paid
Interest	$197	$346
Income taxes	77	16
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$168	1,665

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K/A, from which the December 31, 2008 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2009, cash and cash equivalents amounted to $7.1 million and we had working capital of approximately $1.9 million. Our working capital includes $9.2 million of auction-rate securities (ARS) that are currently illiquid. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three and nine months ended September 30, 2009, our cash and cash equivalents used in operating activities amounted to $2.6 million and $12.0 million, respectively. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. As of September 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys® managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2009, management took actions that we expect will result in reducing annual operating expenses by a total of approximately $15.9 million, compared to the third quarter of 2008, including $10.2 million from actions taken in the fourth quarter of 2008 and $5.7 million from further actions taken in the first three quarters of 2009. In addition, management currently has plans for additional cost reductions in certain payroll, support and occupancy costs, consulting and other outside services if required. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We have exited certain markets in our licensee operations that management has determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our Company managed treatment center to reduce costs or if management determines that those markets will not provide short-term profitability. We do not expect the cost impact of such actions to be material. In September 2009, we signed an agreement with Ford® Motor Company  (Ford) to provide the Catasys integrated substance dependence solution to Ford’s hourly employees in Michigan who are enrolled in the National PPO and who meet certain criteria, and we raised approximately $7 million in a registered direct equity placement with selected institutional investors. We are pursuing additional new Catasys contracts and additional capital. As of October 31, 2009, we had net cash on hand of approximately $6.1 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $650,000 per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next eleven to twelve months to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding additional financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubts from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at December 31, 2008 since all of the criteria specified by current accounting rules had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as a discontinued operation. See Note 5, Discontinued Operations, for further discussion.

Based on the provisions of the management services agreement (MSA) between us and our managed professional medical corporation, we have determined that it constitutes a variable interest entity, and that we are the primary beneficiary as defined in current Financial Accounting Standards Board (FASB) accounting rules relating to the consolidation of variable interest entities. Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Note 2 Summary of Significant Accounting Policies under the header Management Service Agreements for more discussion.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the same periods in 2008 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2009.

We have evaluated subsequent events through November 9, 2009, the filing date of this quarterly report.

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

The revenues of our managed treatment center, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical treatments, including the PROMETA Treatment Program. Revenues from patients treated at the managed treatment center are recorded based on the number of days of treatment completed during the period as a percentage of the total number of treatment days for the PROMETA Treatment Program. Revenues relating to the continuing care portion of the PROMETA Treatment Program are deferred and recorded over the period during which the continuing care services are provided.

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

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2009	2008	2009	2008
Net loss	$(8,842)	$(6,277)	$(10,714)	$(31,081)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable securities available for sale	14	(316)	467	(1,092)
Reclassification adjustment for Net Realized Gain included in loss from continuing operations	(30)	-	(30)	-
Comprehensive loss	$(8,858)	$(6,593)	$(10,277)	$(32,173)

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 29,349,000 and 14,297,000 of incremental common shares as of September 30, 2009 and 2008, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over periods of three to five years. At September 30, 2009, we had 9,816,000 vested and unvested shares outstanding and 4,381,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.0 million and $3.5 million respectively for the three and nine months ended September 30, 2009, compared to $2.8 million and $7.0 million respectively for the three and nine months ended September 30, 2008.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. Prior to the adoption of these accounting changes, we accounted for share-based awards to employees and directors using an intrinsic value method allowable under previous FASB rules. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three and nine months ended September 30, 2009 amounted to $910,000 and $3.2 million respectively, compared to $2.1 million and $5.4 million respectively for the three and nine months ended September 30, 2008.

In May 2009, we re-priced 4,739,000 previously issued stock options for directors, officers and certain employees at a price of $0.28. We accounted for the re-pricing in accordance with FASB’s accounting rules for modified stock options, and we recognized additional stock based compensation expense of $38,000 and $363,000, respectively, for the three and nine months ended September 30, 2009 related to the modified stock options.

Share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of FASB’s accounting rules for stock options, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the transition provisions of FASB’s stock option accounting rules. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense for the three and nine months ended September 30, 2009 and 2008 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2009 and 2008, we granted options to employees for 0, 497,000, 425,000 and 4,577,000 shares, respectively, at the weighted average per share exercise price of $0.00, $0.30, $2.07, and $2.58, respectively, the fair market value of our common stock at the dates of grants. Approximately 271,700 of the options granted in 2009 vested immediately on the date of grant. Employee and director stock option activity for the three and nine months ended September 30, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	8,260,000	$3.07

Three months ended March 31, 2009
Granted	272,000	0.31
Exercised	-	-
Cancelled	(487,000)	2.27
Balance, March 31, 2009	8,045,000	$3.03

Three months ended June 30, 2009
Granted	225,000	0.28
Exercised	-	-
Cancelled	(167,000)	3.25
Balance, June 30, 2009	8,103,000	$2.94

Three months ended September 30, 2009
Granted	-	-
Exercised	-	-
Cancelled	(139,000)	1.20
Balance, September 30, 2009	7,964,000	$2.97

The estimated fair value of options granted to employees during the three and nine months ended September 30, 2009 and 2008 was $0, $94,000, $537,000 and $7.1million, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	72%	64%	72%	64%
Risk-free interest rate	2.27-2.37%	3.36%	2.27-2.37%	3.30%
Weighted average expected lives in years	5-6	6.0	5-6	5.8
Expected dividend	0%	0%	0%	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2009 and 2008 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

We elected to adopt the detailed method provided in stock option accounting rules prescribed by the FASB for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of such rules on January 1, 2006.

As of September 30, 2009, there was $4.8 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1 year.

Stock Options and Warrants – Non-employees

We account for the issuance of options and warrants for services from non-employees by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

During the three and nine months ended September 30, 2009 and 2008, we granted options for 0, 60,000, 105,000 and 190,000 shares, respectively, at the weighted average per share exercise price of $0.00, $0.52, $2.55, and $2.59, respectively, the fair market value of our common stock at the dates of grants. For the three and nine months ended September 30, 2009 and 2008, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $43,000, $67,000, $132,000 and $184,000, respectively.

Non-employee stock option and warrant activity for the three and nine months ended September 30, 2009 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2008	2,095,000	$3.91

Three months ended March 31, 2009
Granted	-	-
Exercised	-	-
Cancelled	(195,000)	6.92
Balance, March 31, 2009	1,900,000	$3.61

Three months ended June 30, 2009
Granted	60,000	0.52
Exercised	-	-
Cancelled	(20,000)	7.31
Balance, June 30, 2009	1,940,000	$(0.05)

Three months ended September 30, 2009
Granted	-
Exercised	-	-
Cancelled	(103,755)	3.40
Balance, September 30, 2009	1,836,245	$(0.18)

Common Stock

During the three and nine months ended September 30, 2009 and 2008, we issued 600,000, 789,000 , 409,000 and 601,000 shares of common stock, respectively valued at $168,000, $245,000, $1.2 million and $1.7 million respectively, in exchange for consulting services.  These costs are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three and nine months ended September 30, 2009 and 2008, share-based expense relating to common stock issued for consulting services was $52,000, $227,000, $550,000 and $1.3 million, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. During the nine months ended September 30, 2009, we issued 8,928 shares of our common stock pursuant to the ESPP and no expense was incurred for this period.  Share-based expense relating to the ESPP discount price was $1,000 and $2,000 respectively for the three and nine months ended September 30, 2008.

Income Taxes

We account for income taxes using the liability method in accordance with current FASB income tax accounting rules. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amount of assets and liabilities and the amounts that are reported in the tax return. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets. We recognize the impact of tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. To date, we have not recorded any uncertain tax positions.

Costs associated with streamlining our operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our PROMETA Center in San Francisco and lowering overall corporate overhead costs. In April 2008, the fourth quarter of 2008, and in the first, second and third quarters of 2009, we took further actions to streamline our operations and increase the focus on managed care opportunities. The actions we took in the first and second quarters of 2009 also included renegotiation of certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities, and has resulted in delays and reductions in operating expenses. In May 2009, we terminated the MSAs with a medical professional corporation and a managed treatment center located in Dallas, Texas “for cause” and because the Company had fully met its funding requirements with respect to the MSAs.

During the three and nine months ended September 30, 2009 and 2008, we recorded $1,000, $275,000, $1.2 million and $2.6 million, respectively, in costs associated with actions taken to streamline our operations. These costs primarily represent severance and related benefits. The costs incurred in 2009 also include impairment of assets and other costs related to termination of the management service agreements for our Dallas managed treatment center. The costs incurred in 2008 also include costs incurred to close the San Francisco PROMETA Center. Expenses and accrued liabilities for such costs are recognized and measured initially at fair value in the period when the liability is incurred.

Marketable Securities

Investments include ARS and certificates of deposit with maturity dates greater than three months when purchased. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in our Consolidated Balance Sheet within the caption entitled “Accumulated other comprehensive income (loss)” and within Comprehensive Income (Loss) under the caption “other comprehensive income (loss).” Realized gains and losses are recognized in the statement of operations on the specific identification method in the period in which they occur. Declines in estimated fair value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations in the period in which they occur.

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

In accordance with current accounting rules for investments in debt securities and additional application guidance issued by the FASB in April 2009, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statement of Operations because it is more likely than not that we will be required to sell the ARS before they recover in value, whereas subsequent increases in value are reflected as unrealized gains in accumulated other comprehensive income in Stockholders’ Equity on our Consolidated Balance Sheet.

Our marketable securities consisted of investments with the following maturities as of September 30, 2009 and 2008:

(Dollars in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at September 30, 2009
Certificates of deposit	$-	$-	$-
Auction-rate securities	9,209	-	9,209

Balance at December 31, 2008
Certificates of deposit	146	146	-
Auction-rate securities (long-term)	10,072	-	10,072
Total short-term marketable securities	$10,218	$146	$10,072

As of September 30, 2009, our total investment in ARS was $10.2 million (par value). In February 2008, the market for ARS effectively ceased when the vast majority of auctions failed and prevented holders from selling their investments. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or does not exist. In October 2008, our portfolio manager, UBS AG (UBS) made a Rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at September 30, 2009. In August 2009, $1.1 million of our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million and a gain of approximately $160,000.

Considering the illiquid ARS market, the recent deterioration of overall market conditions and our financial condition and near-term liquidity needs, we have concluded that it is likely that we would need to sell our ARS before they would recover in value and any decline in the fair value of ARS should be considered as ‘other-than-temporary’. Based on the current estimated fair value at September 30, 2009 (see discussion below under the heading Fair Value Measurements for a complete discussion of our valuation methods), we recognized approximately $25,000 and $185,000, respectively, in impairment charges for the three and nine months ended September 30, 2009. We also recognized unrealized gains of approximately $14,000 and $467,000 for temporary increases in estimated fair value of certain other ARS for the three and nine months ended September 30, 2009, respectively. These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors, which may require us to recognize additional impairment charges. If our efforts to raise additional capital as discussed in Note 1 are successful, we believe that we will not require access to the underlying ARS prior to June 30, 2010.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Auction-rate securities	$-	$-	$9,209	$9,209
Certificates of deposit (1)	133	-	-	133
Total assets	$133	$-	$9,209	$9,342

Warrant liabilities	$-	$-	$6,112	$6,112
Total liabilities	$-	$-	$6,112	$6,112

(1) included in deposits and other assets on our consolidated balance sheets

Financial instruments classified as Level 3 in the fair value hierarchy as of September 30, 2009 represent our investment in ARS, in which management has used at least one significant unobservable input in the valuation model. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment. As discussed above, the market for ARS effectively ceased when the vast majority of auctions began to fail in February 2008. As a result, quoted prices for our ARS did not exist as of September 30, 2009 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from recent debt and equity financing. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the nine months ended September 30, 2009:

				Level III
	Level III			Warrant
(Dollars in thousands)	ARS			Liabilities
Balance as of December 31, 2008	$10,072		Balance as of December 31, 2008	$-
Transfers in/out of Level III	-		Transfers in/out of Level III	156
Net purchases (sales)	(1,275)		Initial valuation of warrant liabilities	1,273	(b)
Net unrealized gains (losses)	437		Change in fair value of
Net realized gains (losses)	(25	) (a)	warrant liabilities	4,683
Balance as of September 30, 2009	$9,209		Balance as of September 30, 2009	$6,112

(a)	Includes other-than-temporary loss on auction-rate securities.
(b)	Represents initial valuation of warrants issued in conjunction with the Registered Direct Placement in
September 2009 and adjustment related to the modification of the Highbridge Senior Secured Note in
August 2009.

As reflected in the table above, net sales were $1.3 million as of September 30, 2009 and represent proceeds realized from the redemption of a certain ARS at par by the issuer, resulting in a gain of approximately $160,000. The net realized gains (losses) include $185,000 of other-than-temporary losses, partially offset by the gain referred to above.

Assets that are measured at fair value on a non-recurring basis include intellectual property, with a carrying amount of $2.7 million at September 30, 2009. In accordance with FASB’s accounting rules for intangible assets, we perform an impairment test each quarter and intangible assets were written down to their implied fair value at March 31, 2009, resulting in an impairment charge of $355,000 during the three months. See discussion in Intangible Assets below.

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value. The carrying amounts reported in our balance sheet for cash, cash equivalents, marketable securities, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying values of our outstanding short and long-term debt were $9.6 million and $9.8 million and the fair values were $9.2 million and $9.6 million as of September 30, 2009 and December 31, 2008, respectively. Considerable judgment is required to develop estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

As of September 30, 2009, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,360	$(1,643)	$2,717	12-18

During the three and nine months ended September 30, 2009 we did not acquire any new intangible assets and at September 30, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed an impairment test on intellectual property as of March 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value and we recorded an impairment charge totaling $355,000 for these assets as of March 31, 2009. These charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed additional impairment tests on intellectual property at June 30 and September 30, 2009 and determined that no additional impairment charges were necessary.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2009	$58
2010	$234
2011	$234
2012	$234
2013	$234

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

During the three months ended March 31, 2009, we performed an impairment test on all property and equipment, including capitalized software related to our Behavioral Health segment. As a result of this testing, we determined that the carrying value of this asset was not recoverable and exceeded its fair value and we wrote off the $758,000 net book value of this software as of March 31, 2009. This impairment charge was recognized in operating expenses in our consolidated statements of operations. We also performed impairment tests on all property and equipment June 30 and September 30, 2009 and determined that no additional impairment charge was necessary.

Variable Interest Entities

Generally, an entity is defined as a Variable Interest Entity (VIE) under current accounting rules if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

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

Based on the design and provisions of these MSA and the working capital loans provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreements

We have executed MSAs with medical professional corporations and related treatment centers, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause. In May 2009, we terminated the MSAs with a medical professional corporation and a managed treatment center located in Dallas, Texas “for cause” and because the Company had fully met its funding requirements with respect to the MSAs. As a result, we no longer consolidate these entities as VIEs. In connection with the termination of these MSAs, we determined that the carrying value of certain assets was not recoverable and we recorded an impairment charge totaling $151,000 during the quarter ended June 30, 2009.

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%. Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand, or upon termination of the respective MSA. At September 30, 2009, there was one outstanding credit facility under which $8.6 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSA. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of the managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective the treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated the treatment center or other third party. Creditors of the managed medical corporations do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
(Dollars in thousands)	2009	2008
Cash and cash equivalents	$1	$274
Receivables, net	8	281
Prepaids and other current assets	-	3
Total assets	$9	$558

Accounts payable	18	$30
Intercompany loans	8,848	9,238
Accrued compensation and benefits	7	54
Accrued liabilities	14	13
Total liabilities	$8,887	$9,335

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007 and September 2009, and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise, which is considered outside the control of the Company. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

For the three and nine months ended September 30, 2009 and 2008, we recognized gains/(losses) of ($4.8) million, ($4.7) million, $2.4 million and $5.7 million, respectively, related to the revaluation of our warrant liabilities. The losses in 2009 resulted mainly from a $5.4 million charge for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement, triggered by the terms of the September 2009 registered direct financing. The adjustment resulted in an increase to the number of warrant outstanding totaling 12.4 million warrants and a decrease in the exercise price from $5.75 to $0.75 per share, due to the relative lower offering price in the September 2009 registered direct financing.

Recent Accounting Pronouncements

Recently Adopted

On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange

Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASU). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

On July 1, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events through November 9, 2009, the filing date of this quarterly report, and there is no material impact on to our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see above “Fair Value Measurements”), the adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is, that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB in December 2007 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under the heading Intangible Assets.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

In December 2008, the FASB issued changes requiring public entities to provide additional disclosures about transfers of financial assets. It also requires public entities to provide additional disclosures about their involvement with VIEs. These changes were adopted for the Company's fiscal year ending December 31, 2008. We are required to consolidate the revenues and expenses of the managed medical corporations. The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs, and the required disclosures regarding our involvement with VIEs are included above under the heading Variable Interest Entities.

On April 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes did not have any impact on our consolidated financial statements.

Recently Issued

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes will become effective for us on January 1, 2010.

Note 3.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three and nine months ended September 30, 2009, we revised our segments to reflect the disposal of CompCare (see Note 5, Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health, which includes our Catasys programs, and Healthcare Services. Prior years have been restated to reflect this revised presentation.

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

Our healthcare services segment also comprises results from international operations in the prior periods; however, these operating segments are not separately reported as they did not meet any of the quantitative thresholds under current accounting rules regarding segment disclosures.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and nine months ended September 30, 2009 and 2008. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Healthcare services
Revenues	$268	$1,258	$1,346	$5,295
Loss before provision for income taxes	(7,978)	(4,974)	(17,963)	(21,517)
Assets *	20,834	43,587	20,834	43,587

Behavioral health
Revenues	$-	$-	$-	$-
Loss before provision for income taxes	(861)	(1,438)	(3,187)	(4,092)
Assets *	-	1,114	-	1,114

Consolidated continuing operations
Revenues	$268	$1,258	$1,346	$5,295
Loss before provision for income taxes	(8,839)	(6,412)	(21,150)	(25,609)
Assets *	20,834	44,701	20,834	44,701

* Assets are reported as of September 30.

Note 4.   Debt Outstanding

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge International LLC (Highbridge), to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. If we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date.

Pursuant to accounting rules regarding debtor’s accounting for modification or Exchange of Debt Instruments, the amended note was not considered to have substantially different terms and was accounted for in the same manner as a debt extinguishment. The incremental fair value of the amended warrants compared to the original warrants, treated as consideration granted by us for the amendment, amounted to $276,000 on the date of amendment and was accounted for as a discount to the note and is being amortized to interest expense over the remaining contractual maturity period of the amended debt.

During the nine months ended September 30, 2009, we drew down additional proceeds under the UBS line of credit facility, and used the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC. We made an additional $318,000 pay-down on the senior secured note in September 2009, using proceeds that we received from the registered direct stock financing that was completed in the same month. We recognized losses of $54,000 and $330,000, respectively, on extinguishment of debt resulting from these pay-downs for the three and nine months ended September 30, 2009.

In August 2009, we paid down $1.3 million on the UBS line of credit, using 100% of the proceeds received from the sale of certain ARS. Our UBS line of credit and our senior secured note are both collateralized by the ARS, which had a carrying value of $9.2 million at September 30, 2009. The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(dollars in thousands, except where otherwise noted)	2009	2008
Short-term Debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% and 7.0% at September 30, 2009 and December 31,
2008, respectively, $3,332,000 principal net of $210,000 unamortized discount at September 30, 2009 and $5,000,000 principal net of
$899,000 unamortized discount at December 31, 2008	$3,122	$4,101

UBS line of credit, payable on demand, interest payable monthly at 91-day
T-bill rate plus 120 basis points (1.282% at September 30, 2009 and
1.675% at December 31, 2008)	6,460	5,734

Total Short-term Debt	$9,582	$9,835

Note 5.  Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007 for $1.5 million cash. The CompCare operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets. Prior to this sale, the assets and results of operations related to CompCare had constituted our behavioral health managed care services segment. See note 3, Segment Information, for an updated discussion of our business segments after the sale of CompCare.

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the nine months ended September 30, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 and the three and nine months ended September 30, 2008 are as follows:

	Period from	Three Months	Nine Months
	January 1 to	Ended	Ended
	January 20,	September 30,	September 30,
(in thousands)	2009	2008	2008
Revenues:
Behavioral managed health care revenues	$710	$8,400	$27,315

Expenses:
Behavioral managed health care operating expenses	$703	$7,466	$28,912
General and administrative expenses	711	528	2,983
Other	50	269	867
Income (loss) from discontinued operations before
provision for income tax	$(754)	$137	$(5,447)

Provision for income taxes	$1	$(4)	$2
Income (loss) from discontinued operations, net of tax	$(755)	$141	$(5,449)

Gain on sale	$11,204	$-	$-
Results from discontinued operations, net of tax	$10,449	$141	$(5,449)

The carrying amount of the assets and liabilities of discontinued operations at December 31, 2008 and on the date of the sale were as follows:

	January 20,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$523	$1,138
Receivables, net	-	1,580
Notes receivable	-	17
Prepaids and other current assets	940	318
Property and equipment, net	230	235
Goodwill, net	403	493
Intangible assets, net	608	642
Deposits and other assets	230	234
Total Assets	$2,934	$4,657

Accounts payable and accrued liabilities	$2,065	$1,884
Accrued claims payable	5,637	6,791
Long-term debt	2,346	2,341
Accrued reinsurance claims payable	2,527	2,526
Capital lease obligations, net of current portion	63	63
Total Liabilities	$12,638	$13,605

Net liabilities of discontinued operations	$(9,704)	$(8,948)

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1 of Part I of our most recent Annual Report on Form 10-K, filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys subsidiary behavioral health management services for substance abuse to health plans, employers and unions. Catasys is focused on offering integrated substance dependence solutions, including medical interventions such as our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and a company-managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Segment Reporting

We currently operate within two reportable segments: Healthcare services and Behavioral Health. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including the managed treatment center that is licensed and managed by us. Our Behavioral Health segment, through our Catasys subsidiary, combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence and the related co-morbidities. Currently, substantially all of our revenue from continuing operations and substantially all of our assets are earned or located within the United States.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in Results of Discontinued Operations in our Consolidated Statement of Operations for the nine months ended September 30, 2009. Additionally, we entered into an administrative services only (ASO)

agreement with CompCare to provide certain administrative services under CompCare’s National Committee for Quality Assurance (NCQA) accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated financial statements and Note 5, Discontinued Operations, included with this report.

Operations

Healthcare Services

Licensing Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of September 30, 2009, we had active licensing agreements with physicians, hospitals and treatment providers for 62 sites throughout the United States, with 24 sites contributing to revenue in 2009. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, generally in markets we are presently operating or where such sites will provide support for our Catasys products. As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. As discussed below in Recent Developments, we have reduced resources allocated to licensing activities and are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations.

Managed Treatment Center

We currently manage one treatment center under our licensing agreement, located in Santa Monica, California (dba The Center to Overcome Addiction, formerly named the PROMETA Center). In May 2009, we terminated the Management Services Agreements (“MSA”) with a medical professional corporation and a managed treatment center in Dallas, Texas. We manage the business components of the Center to Overcome Addiction and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of a full business service management agreement. This center offers treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offer medical interventions for other substance dependencies and psychiatric services. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Revenues from licensed and managed treatment centers, including the Center to Overcome Addiction, accounted for approximately 54% and 56% of our healthcare services revenues for the three and nine months ended September 30, 2009, respectively. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact our managed treatment center.

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

Recent Developments

In September 2009, we entered into a three-year agreement with Ford Motor Company (Ford) to provide the Catasys Integrated Substance Dependence Solution to Ford’s hourly employees in Michigan enrolled in their ‘National PPO’ and who meet certain criteria. The Company will conduct direct outreach to enroll qualified members, and will also work with UAW-Ford and Ford’s EAP program to ensure the most beneficial treatment pathway for members. Contractual revenues from the agreement are based on a combination of monthly fees for the member population for Catasys, with additional monthly fees for members enrolled into the Catasys program. Operational implementation began immediately after signing, and the program is anticipated to launch late in the fourth quarter of 2009.

In September 2009, we completed a registered direct placement with select institutional investors, in which we issued an aggregate of approximately 9,333,000 shares of common stock at a price of $0.75 per share, for gross proceeds of approximately $7 million. We also issued three-year warrants to purchase an aggregate of approximately 2,333,000 additional shares of our common stock at an exercise price of $0.85 per share. We incurred approximately $883,000 in fees to placement agents and other transaction costs in connection with the transaction.

In August 2009, Dr. Anton’s study on alcohol dependent subjects, entitled “Efficacy of a Combination of Flumazenil and Gabapenton in the Treatment of Alcohol Dependence”, was published in the August issue of Journal of Clinical Psychopharmacology. The study was conducted at the Medical University of South Carolina, and among the researchers’ findings were that key results demonstrated a statistically significant difference in use for subjects who exhibited pre-treatment withdrawal symptoms. The results are the first to be published in a peer-reviewed scientific journal from a double-blind, placebo-controlled study conducted to assess the impact of the PROMETA Treatment Program on alcohol dependence.

In the first three quarters of 2009, we took further actions to streamline our operations and increase the focus on managed care opportunities, which included significant reductions in field and regional sales personnel and related corporate support personnel, curtailment of our international operations, a reduction in outside consultant expense, termination of a clinical study and overall reductions in overhead and payroll costs. Additionally, we renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities. In addition, we terminated the MSAs with a medical professional corporation and a managed treatment center in Dallas, Texas “for cause” and because the Company had met its funding requirement with respect to such MSAs. These efforts have resulted in delays and reductions in operating expenses, resulting in additional annual savings in operating expenses of approximately $5.7 million.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Healthcare services	$268	$1,258	$1,346	$5,295
Total revenues	268	1,258	1,346	5,295

Operating expenses
Cost of healthcare services	$68	$330	$502	$1,335
General and administrative expenses	3,878	9,351	14,007	29,466
Research and development	-	713	-	2,986
Impairment losses	-	-	1,113	-
Depreciation and amortization	273	510	979	1,419
Total operating expenses	4,219	10,904	16,601	35,206

Loss from operations	$(3,951)	$(9,646)	$(15,255)	$(29,911)

Non-operating income (expenses)
Interest & other income	19	113	142	738
Interest expense	(221)	(637)	(999)	(1,149)
Loss on extinguishment of debt	(54)	-	(330)	-
Gain on the sale of marketable securities	160	-	160	-
Other than temporary impairment of
marketablesecurities	(25)	-	(185)	-
Change in fair value of warrant liabilities	(4,767)	3,758	(4,683)	4,713

Loss from continuing operations before
provision for income taxes	(8,839)	(6,412)	(21,150)	(25,609)
Provision for income taxes	3	6	13	23
Loss from continuing operations	$(8,842)	$(6,418)	$(21,163)	$(25,632)

Summary of Consolidated Operating Results

As we continue to streamline our operations and increase the focus on managed care opportunities, actions we have taken to reduce expenses have led to continued declines in loss from operations in our continuing operations, compared to the prior year. Our decision to exit markets that were not profitable and make significant reductions in field and regional sales personnel in our licensing operations, the curtailment of our managed treatment center operations (including terminating the management services agreements associated with our managed treatment center in Dallas, Texas) and the shut-down of our international operations have resulted in lower revenues compared to the prior year.

Loss from continuing operations for the three months ended September 30, 2009 amounted to $8.8 million compared to $6.4 million in the same period in 2008. Excluding the change in fair value of warrant liabilities, which amounted to a loss of $4.8 million in 2009 compared to a gain of $3.8 million in 2008, the loss from continuing operations declined by $6.2 million. The improvement was driven by a $5.5 million decrease in general and administrative expenses, from the streamlining of operations as discussed above, a $713,000 decrease in research and development costs, a $416,000 decrease in interest expense, a $262,000 decrease in cost of healthcare services and a $160,000 gain on the sale of marketable securities. These improvements were partially offset by the $990,000 decline in revenues.

Loss from continuing operations for the nine months ended September 30, 2009 amounted to $21.2 million compared to $25.6 million in the same period in 2008. Excluding the change in fair value of warrant liabilities, which amounted to a loss of $4.7 million in 2009 compared to a gain of $4.7 million in 2008, the loss from continuing operations declined by $13.8 million. The improvement was driven by a $15.5 million decrease in general and administrative expenses, from the streamlining of operations as discussed above, a $3.0 million decrease in research and development costs, a $833,000 decrease in cost of healthcare services and a $160,000 gain on the sale of marketable securities. These improvements were partially offset by the $3.9 million decline in revenues, $1.1 million in asset impairment charges, $330,000 of losses on extinguishment in debt and $160,000 in impairment charges for marketable securities.

Also included in the loss from continuing operations were consolidated non-cash charges for depreciation and amortization, debt discount amortization and stock-based compensation expense totaling $1.4 million and $5.2 million for three and nine months ended September 30, 2009, respectively, compared to $3.6 million and $9.0 million for the same periods in 2008, respectively.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss before provision for income taxes of our reportable segments in continuing operations to the loss for continuing operations before provision for income taxes from our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2009	2008	2009	2008
Healthcare services	$(7,978)	$(4,974)	$(17,963)	$(21,517)
Behavioral health	(861)	(1,438)	(3,187)	(4,092)

Loss from continuing operations before
provision for income taxes	$(8,839)	$(6,412)	$(21,150)	$(25,609)

Healthcare Services

The following table summarizes the operating results for healthcare services for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(In thousands, except patient treatment data)	September 30,		September 30,
	2009	2008	2009	2008
Revenues
U.S. licensees	$123	$527	$459	$2,514
Managed treatment centers (a)	145	533	753	1,621
Other revenues	-	198	134	1,160
Total healthcare services revenues	$268	$1,258	$1,346	$5,295

Operating expenses
Cost of healthcare services	$68	$330	$502	$1,335
General and administrative expenses
Salaries and benefits	899	2,464	5,285	12,736
Other expenses	2,118	5,449	6,376	12,638
Research and development	-	713	-	2,986
Impairment losses	-	-	355	447
Depreciation and amortization	273	510	896	973
Total operating expenses	$3,358	$9,466	$13,414	$31,115

Loss from operations	$(3,090)	$(8,208)	$(12,068)	$(25,820)

Interest and other income	19	113	142	738
Interest expense	(221)	(637)	(999)	(1,149)
Loss on extinguishment of debt	(54)	-	(330)	-
Gain on the sale of marketable securities	160	-	160	-
Other than temporary impairment on marketable securities	(25)	-	(185)	-
Change in fair value of warrant liabilities	(4,767)	3,758	(4,683)	4,714
Loss before provision for income taxes	$(7,978)	$(4,974)	$(17,963)	$(21,517)

PROMETA patients treated
U.S. licensees	24	93	96	435
Managed treatment centers (a)	22	33	78	117
Other	-	8	11	60
	46	134	185	612

Average revenue per patient treated (b)
U.S. licensees	$4,435	$5,352	$4,298	$5,643
Managed treatment centers (a)	4,206	9,033	5,957	9,586
Other	-	7,786	12,185	8,324
Overall average	4,326	6,404	5,466	6,659

(a) Includes managed and/or licensed PROMETA Centers.
(b) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Revenue

Revenue decreased by $990,000 in the three months ended September 30, 2009 compared to the same period in 2008, primarily due to our decision to streamline our operations and focus on managed care opportunities in our Behavioral Health segment. We exited unprofitable markets and made significant reductions in field and regional sales personnel in our licensing operations, curtailed our managed treatment center operations (including terminating the management services agreements associated with our managed treatment center in Dallas, Texas) and shut-down our international operations. These actions resulted in a decline in licensed sites contributing to revenue and in the number of patients treated. The number of licensed sites that contributed to revenues decreased from 36 to 14 and the number of patients treated decreased by 66% for the three months ended September 30, 2009, compared to the same period in 2008. The average revenue per patient treated at U.S. licensed sites and managed treatment centers decreased during the three months ended September 30, 2009 compared to the same period in 2008 due to higher average discounts granted because of the economic downturn.

Revenue decreased by $3.9 million in the nine months ended September 30, 2009 compared to the same period in 2008, consistent with the discussion above relating to our decision to streamline our operations and focus on managed care opportunities. The number of licensed sites that contributed to revenues on a year-to-date basis decreased from 50 to 24 and the number of patients treated decreased by 70% for the nine months ended September 30, 2009, compared to the same period in 2008. The average revenue per patient treated at U.S. licensed sites and managed treatment centers decreased during the nine months ended September 30, 2009 compared to the same period in 2008, due to higher average discounts granted because of the economic downturn. Our revenue may be further impacted in the fourth quarter of 2009 by market conditions due to the uncertain economy, impacting both the number of treatments and the average revenue per patient, and also as we maintain our commitment to reduce operating expenses in components of healthcare services that are revenue-generating, but unprofitable.

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

General and Administrative Expenses

General and administrative expense includes share-based compensation expense and costs associated with streamlining our operations, which amounted to $1.0 million and $1,000, respectively, for the three months ended September 30, 2009, compared to $2.8 million and $200,000, respectively for the same period in 2008. Excluding such costs, total general and administrative expense decreased by $2.9 million in 2009 when compared to 2008, due to reductions in all expense categories, but mainly to decreases in salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our Behavioral Health segment.

For the nine months ended September 30, 2009, share-based compensation expense and costs associated with streamlining our operations totaled $3.5 million and $275,000, respectively, compared to $7.0 million and $2.6 million, respectively for the same period in 2008. Excluding such costs, total general and administrative expense decreased by $7.9 million in 2009 when compared to 2008, due to reductions in all categories, but mainly to decreases in salaries and benefits and outside services, resulting from the continued streamlining of operations.

Research and Development

Clinical studies undertaken in 2008 and prior years were substantially completed in 2008 and no research and development expense was recognized during the three and nine months ended September 30, 2009. In addition, we agreed to terminate funding for the grant that supported the Cedar Sinai research study on alcohol-dependent subjects as the site had been unable to recruit patients with the desired clinical profile in a timely manner and in light of the two additional alcohol studies that had been completed. Such expenses totaled $713,000 and $3.0 million for the three and nine months ended September 30, 2008.

Impairment Losses

Impairment charges for the nine months ended September 30, 2009 included $122,000 for assets related to the managed treatment center in Dallas, Texas, when we terminated the management services agreement and $233,000 for intellectual property related to additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating, both of which resulted from impairment testing at March 31, 2009. See additional information below under the heading “Critical Accounting Estimates -- Impairment of Intangible Assets.”

Interest and Other Income

Interest and other income for the three and nine months ended September 30, 2009 decreased by $94,000 and $596,000, respectively, compared to the same periods in 2008 due to decreases in the invested balance of marketable securities and a decrease in interest rates.

Interest Expense

Interest expense for the three and nine months ended September 30, 2009 decreased by $416,000 and $150,000, respectively, compared to the same periods in 2008 due to lower average debt balances on both the Highbridge note and UBS line of credit, partially offset by the effect of lower interest rates during this same period.

Losses from Extinguishment of Debt

We recognized $54,000 and $330,000 in losses on extinguishment of debt for the three and nine months ended September 30, 2009 resulting from pay-downs of $1.4 million and $318,000 on the Highbridge senior secured note in February and September 2009, respectively. Such losses included accelerated amortization of debt discount of $22,000 and $208,000 for the three and nine months ended September 30, 2009, respectively..

Gain on the Sale of Marketable Securities

In August 2009, $1.1 million of our auction rate securities (ARS) was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million and a gain of approximately $160,000.

Other than Temporary Impairment on Marketable Securities

Impairment charges of $25,000 and $185,000 related to certain of our ARS were recognized for the three and nine months ended September 30, 2009. The charges were based on valuations of the securities performed by management at each balance sheet reporting date in 2009, including September 30, 2009, and were deemed necessary after an analysis of other-than-temporary impairment factors, most notably, the likelihood that we will be required to sell the ARS before they recover in value.

Change in fair value of warrant liabilities

We issued warrants in connection with our registered direct stock placements completed in November 2007 and September 2009, and the amended and restated Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside the control of the Company.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to net losses of $4.8 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, compared to net gains of $3.8 million and $4.7 million for the same periods in 2008, respectively. The losses in 2009 resulted mainly from a $5.4 million charge in September 2009 for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement that were triggered by the September 2009 registered direct financing. Due to the relative lower offering price in the September 2009 registered direct financing, the adjustment resulted in an increase to the number of warrant outstanding totaling 12.4 million warrants and a decrease in the exercise price from $5.75 to $0.75 per share.

Behavioral Health

The following table summarizes the operating results for Behavioral Health for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$773	$963	$1,983	$2,059
Other expenses	88	475	363	2,033
Impairment charges	-	-	758	-
Depreciation and amortization	-	-	83	-
Total operating expenses	$861	$1,438	$3,187	$4,092

Loss before provision for income taxes	$(861)	$(1,438)	$(3,187)	$(4,092)

Revenues

Operational implementation of the Ford contract began immediately after signing, and the program is anticipated to launch late in the fourth quarter of 2009. Revenue recognized in the fourth quarter is not expected to be material. Contractual revenues from the agreement are based on a combination of monthly fees for the member population for Catasys, with additional monthly fees for members enrolled into the Catasys program.

General and Administrative Expenses

Total general and administrative expenses decreased by $577,000 in the three months ended September 30, 2009 when compared to the same period in 2008, due mainly to a $264,000 reduction in consulting and outside services expense, a $190,000 decrease in salaries and a $123,000 decline in other general expenses.

Total general and administrative expenses decreased by $1.7 million in the nine months ended September 30, 2009 when compared to the same period in 2008, due mainly to a $1.3 million reduction in consulting and outside services expense and a $419,000 decline in other general expenses.

Impairment Losses

An impairment charge of $758,000 was recognized during the nine months ended September 30, 2009 related to capitalized software for our Behavioral Health segment. As part of our quarterly impairment analysis, we determined as of March 31, 2009 that the carrying value was not recoverable and was fully impaired.

Depreciation and Amortization

Depreciation and amortization for the three and nine months ended September 30, 2009 consisted of depreciation of the capitalized software prior to the impairment discussed above. There was no depreciation during the same periods in 2008 as the asset had not yet been placed in service.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of September 30, 2009, we had a balance of approximately $7.1 million in cash and cash equivalents and we had working capital of approximately $1.9 million. Our working capital is impacted by $9.2 million of ARS that are currently illiquid.  We have incurred significant net losses and negative operating cash flows since our inception. During the three and nine months ended September 30, 2009, our cash and cash equivalents used in operating activities amounted to $2.6 million and $12.0 million, respectively. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. As of September 30, 2009, these conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarter during 2009, management has taken actions that we expect will result in reducing annual operating expenses by a total of approximately $15.9 million, compared to the third quarter of 2008, including $10.2 million from actions taken in the fourth quarter of 2008 and $5.7 million from further actions taken in the first three quarters of 2009. The actions we took included elimination of certain positions in our licensee and managed treatment center operations and related corporate support personnel, curtailment of our international operations, a reduction in certain support and occupancy costs, a reduction in outside consultant expense and overall reductions in overhead costs. In addition, we took further actions in the first three-quarters of 2009 to streamline our operations and increase the focus on managed care opportunities. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate settlements for outstanding liabilities. We have exited certain markets in our licensee operations that management has determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our Company managed treatment center to reduce costs or if management determines that those markets will not provide short-term profitability. We do not expect the cost impact of such actions to be material. In September 2009, we signed an agreement with Ford® Motor Company (Ford) to provide the Catasys integrated substance dependence solution to Ford’s hourly employees in Michigan enrolled in the National PPO and who meet certain criteria and we raised approximately $7 million in a registered direct equity financing with select institutional investors. We are pursuing additional new Catasys contracts and additional capital. As of October 31, 2009, we had net cash on hand of approximately $6.1 million. Excluding short-term debt and non-current accrued liability payments, our current plans call for expending cash at a rate of approximately $650,000 per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next eleven to twelve months to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern.

In February 2008, the market for ARS effectively ceased when the vast majority of auctions failed and prevented holders from selling their investments. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or does not exist. In October 2008, UBS made a Rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. We accepted this offer in November 2008. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at September 30, 2009. In August 2009, $1.1 million of our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million and a gain of approximately $160,000. As discussed below in Capital Structure & Financing Activities, all of the proceeds were used to pay down the balance of the UBS line of credit facility.

As part of the rights offering, UBS provided to us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. At September 30, 2009, we had $6.5 million of outstanding borrowing under the UBS line of credit that is payable on demand and is secured by the ARS. We granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note. The line of credit has certain restrictions described in the prospectus.

Considering the illiquid ARS market, the recent deterioration of overall market conditions and our financial condition and near-term liquidity needs, we have concluded that it is likely that we would need to sell our ARS before they would recover in value and any decline in the fair value of ARS should be considered as ‘other-than-temporary’. Based on the current estimated fair value at September 30, 2009 (see discussion under the heading Fair Value Measurements for a complete discussion of our valuation methods), we recognized approximately $25,000 and $185,000, respectively, in impairment charges for the three and nine months ended September 30, 2009. We also recognized unrealized gains of approximately $14,000 and $467,000 for temporary increases in estimated fair value of certain other ARS for the three and nine months ended September 30, 2009, respectively.

These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors, which may require us to recognize additional impairment charges. If our efforts to raise additional capital as discussed in Note 1 are successful, we believe that we will not require access to the underlying ARS prior to June 30, 2010.

Cash Flows

We used $10.9 million of cash for continuing operating activities during the nine months ended September 30, 2009, compared to $18.1 million during the same period in 2008. Use of funds in operating activities include general and administrative expense, excluding share-based expense, provision for doubtful accounts and loss on disposition of assets, the cost of healthcare services revenue and research and development costs, which totaled approximately $10.5 million for the nine months ended September 30, 2009, compared to $23.0 million for the same period in 2008. The decrease in net cash used reflects the decline in such expenses, resulting mainly from our efforts to streamline operations, as described above.

Capital expenditures for the nine months ended September 30, 2009 were $17,000, compared to $899,000 for the same period in 2008 and we do not expect capital expenditures to be material for the remainder of 2009. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, our current plans call for expending cash at a rate of approximately $650,000 per month, excluding short-term debt, non-current accrued liability payments and the impact of management’s plans for additional cost reductions.

Capital Structure & Financing Activities

Public and Private Placement Stock Offerings

We have financed our operations, since inception, primarily through the sale of shares of our common stock in public and private placement stock offerings.  The following table sets forth a summary of our equity offering proceeds, net of expenses, since our inception (in millions):

Date	Transaction Type	Amount
September 2003	Private Placement	$21.3
December 2004	Private Placement	21.3
November 2005	Public Offering	40.2
December 2006	Private Placement	24.4
November 2007	Registered Direct Placement	42.8
September 2009	Registered Direct Placement	6.3
		$156.3

On September 17, 2009, we completed a registered direct placement with select institutional investors, in which we issued an aggregate of 9,333,000 shares of common stock at a price of $0.75 per share, for gross proceeds of approximately $7 million. We also issued three-year warrants to purchase an aggregate of approximately 2,333,000 additional shares of our common stock at an exercise price of $0.85 per share. The fair value of the warrants at the date of issue was estimated at $814,000, and this portion of the proceeds was accounted for as a liability since accounting rules require us to presume a cash settlement of the warrants because there is a requirement to deliver registered shares of stock upon exercise, which is considered outside the control of the Company. We incurred approximately $883,000 in fees to placement agents and other transaction costs in connection with the transaction, which includes approximately $184,000 relating to 560,000 warrants issued to placement agents, representing the estimated fair value on the date of issue. These warrants are also being accounted for as liabilities on our consolidated balance sheet.

Highbridge Senior Secured Note

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge International LLC (Highbridge), to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. If we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date.

During the nine months ended September 30, 2009, we drew down additional proceeds under the UBS line of credit facility, and used the proceeds to pay down the principal balance on our senior secured note with Highbridge.. We made an additional $318,000 pay down on the senior secured note in September 2009, using proceeds that we received from the registered direct stock financing that was completed in the same month. We recognized losses of $54,000 and $330,000, respectively, on extinguishment of debt resulting from these pay downs, which are included in our loss from continuing operations for the three and nine months ended September 30, 2009.

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

As discussed above in “Liquidity and Going Concern,” UBS made a “Rights” offering to its clients in October 2008, pursuant to which we are entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS has provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

As of September 30, 2009, the outstanding balance on our line of credit was $6.5 million. In August 2009, we paid down $1.3 million on the UBS line of credit, using 100% of the proceeds received from the redemption of certain ARS by the issuer, at par. The loan is subject to a rate of interest based upon the current 91-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is carried in short-term liabilities on our Consolidated Balance Sheet.

LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2009 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$9,986	$9,986	-	-	-
Capital Lease Obligations	118	67	51	-	-
Operating Lease Obligations	1,934	1,352	582	-	-
Clinical Studies	1,473	1,452	21	-	-
Total	$13,511	$12,857	$654	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2009, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the Audit Committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the impairment assessments for intangible assets, valuation of marketable securities and estimation of the fair value of warrant liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below:

Share-based expense

Commencing January 1, 2006, we implemented changes that the FASB issued related to the accounting for employee stock options, on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We account for the issuance of stock, stock options and warrants for services from non-employees based an estimate the fair value of options and warrants using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed.

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

We performed an impairment test on intellectual property as of March 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value. We recorded  impairment charges totaling $355,000 for these assets as of March 31, 2009. These charges included $122,000 for intangible assets related to our managed treatment center in Dallas, Texas, and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed additional impairment tests on intellectual property on June 30 and September 30, 2009 and determined that no additional impairment charges were necessary.

Valuation of Marketable Securities

Investments include ARS, U.S. Treasury bills, commercial paper and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value. Unrealized gains and losses are reported in our Consolidated Balance Sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

Since there have been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist as of September 30, 2009 and un-observable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

Based on the valuation models and methodologies, and consideration of other factors, for the three and nine months ended September 30, 2009, we recognized approximately $25,000 and $185,000, respectively, in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $14,000 and $467,000 related to our investment in certain other ARS for the three and nine months ended September 30, 2009, respectively, based on the estimated fair value as determined by management. Other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statements of Operations, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheets. While our valuation model includes inputs based on observable measures (credit quality and interest rates) and un-observable inputs, we determined that the un-observable inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

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

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007 and September 2009, and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise, which is considered outside the control of the Company. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to net losses of $4.8 million and $4.7 million for the three and nine months ended September 30, 2009, respectively, compared to net gains of $3.8 million and $4.7 million for the same periods in 2008, respectively. The losses in 2009 resulted mainly from a $5.4 million charge for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement, triggered by the terms of the September 2009 registered direct financing. The adjustment resulted in an increase to the number of warrant outstanding totaling 12.4 million warrants and a decrease in the exercise price from $5.75 to $0.75 per share, due to the relative lower offering price in the September 2009 registered direct financing.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Recently Adopted

On September 30, 2009, we adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASU). ASU’s will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

On July 1, 2009, we adopted changes issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on our consolidated financial statements as management already followed a similar approach prior to the adoption of this new guidance. We have evaluated subsequent events through November 9, 2009, the filing date of this quarterly report, and there is no material impact on to our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see “Fair Value Measurements”), the adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is, that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on our consolidated financial statements.

On June 30, 2009, we adopted changes issued by the FASB to the recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on our consolidated statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB in December 2007 to accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included under the heading Intangible Assets in Note 2 Summary of Significant Accounting Policies.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on our consolidated financial statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

In December 2008, the FASB issued changes requiring public entities to provide additional disclosures about transfers of financial assets. It also requires public entities to provide additional disclosures about their involvement with VIEs. These changes were adopted for the Company's fiscal year ending December 31, 2008. We are required to consolidate the revenues and expenses of the managed medical corporations. The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs, and the required disclosures regarding our involvement with VIEs are included above under the heading Variable Interest Entities in Note 2 Summary of Significant Accounting Policies.

On April 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes did not have any impact on our consolidated financial statements.

Recently Issued

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes will become effective for us on January 1, 2010.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

We invest our cash in short term high grade commercial paper, certificates of deposit, money market accounts and marketable securities. We consider any liquid investment with an original maturity of three months or less when purchased to be cash equivalents. We classify investments with maturity dates greater than three months when purchased as marketable securities, which have readily determined fair values at the time of purchase and are classified as available-for-sale securities. Our investment policy requires that all investments be investment grade quality and no more than ten percent of our portfolio may be invested in any one security or with one institution. We have not invested in any instruments which are not classified as "available-for-sale" securities pursuant to accounting rules related to investment in debt securities.

Unrealized gains and losses are reported in our Consolidated Balance Sheet within the caption entitled “Accumulated other comprehensive income (loss)” and within Comprehensive Income (Loss) under the caption “other comprehensive income (loss).” Realized gains and losses are recognized in the statement of operations on the specific identification method in the period in which they occur. Declines in estimated fair value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations in the period in which they occur.

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

In accordance with current accounting rules for investments in debt securities and additional application guidance issued by the FASB in April 2009, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statement of Operations because it is more likely than not that we will be required to sell the ARS before the recover in value, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheet.

As of September 30, 2009 our total investment in ARS was $10.2 million (par value), which had an estimated fair value of $9.2 million. In February 2008, the market for ARS effectively ceased when the majority of auctions failed and prevented holders from selling their investments. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities, or they mature. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or does not exist. In October 2008, UBS made a “Rights” offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. The Rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at September 30, 2009.

Considering the illiquid ARS market, the recent deterioration of overall market conditions and our financial condition and near-term liquidity needs, we have concluded that it is likely that we would need to sell our ARS before they would recover in value and any decline in the fair value of ARS should be considered as ‘other-than-temporary’. Based on the current estimated fair value at September 30, 2009, we recognized approximately $25,000 and $185,000, respectively, in impairment charges for other-than-temporary decline in value for the three and nine months ended September 30, 2009. We also recognized temporary increases in value of approximately $14,000 and $467,000 related to our investment in certain other ARS for the three and nine months ended September 30, 2009, respectively. These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors, which may require us to recognize additional impairment charges. If our efforts to raise additional capital as discussed in Financial Condition and Liquidity are successful, we believe that we will not require access to the underlying ARS prior to June 30, 2010.

The weighted average interest rate of marketable securities held at September 30, 2009 was 1.06%. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk arising from changes in the level or volatility of interest rates; however interest rate movements do not materially affect the market value of our ARS because of the frequency of the rate resets and the short-term nature of these investments. A reduction in the overall level of interest rates may produce less interest income from our investment portfolio. If overall interest rates had declined by an average of 100 basis points during the three months ended September 30, 2009, the amount of interest income earned from our investment portfolio during that period would have decreased by an estimated amount of $27,000. The market risk associated with our investments in debt securities is substantially mitigated by the frequent turnover of our portfolio.

We have no material foreign exchange risk.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.  There were no changes in the internal controls over financial reporting that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.                 Risk Factors

  Our results of operations and financial condition are subject to numerous risks and uncertainties described in our Annual Report on Form 10-K for 2008, filed on March 31, 2009, and amended on April 30, 2009, and incorporated herein by reference. You should carefully consider these risk factors in conjunction with the other information contained in this report. Should any of these risks materialize, our business, financial condition and future prospects could be negatively impacted. The risks described in the Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results. As of September 30, 2009, there have been no material changes to the disclosures made on the above-referenced Form 10-K.

You should understand that the following important factors, in addition to those referred to above and described in the “Risk Factors” in the Form 10-K could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the anticipated results of clinical studies on our treatment programs, and the publication of those results in medical journals
●	plans to have our treatment programs approved for reimbursement by third-party payers
●	plans to license our treatment programs to more healthcare providers
●	marketing plans to raise awareness of our PROMETA and Catasys treatment programs
●	anticipated trends and conditions in the industry in which we operate, including our future operating results, capital needs, and ability to obtain financing

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In August 2009, we issued 600,000 shares of common stock to Investor Relations Services, Inc., a consultant providing investor relations services to us valued at approximately $168,000. The use of proceeds from the shares of common stock was used to pay for consulting services for the benefit of the Company. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

Item 4.                 Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 18, 2009. There were 42,529,257 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director. Proxies were solicited and there were 7,922,440 abstentions from the vote. The stockholders voted at the meeting as follows:

Five nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2010.

	For	Withheld
Terren S. Peizer	41,132,401	1,396,857
Richard A. Anderson	41,367,870	1,161,388
Andrea Grubb Barthwell., M.D.	40,534,572	1,994,685
Marc G. Cummins	41,198,545	1,330,712
Jay A. Wolf	40,490,462	2,038,796

Item 6.                 Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: November 9, 2009	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	By:	s/ MAURICE HEBERT
Maurice Hebert
Chief Financial Officer (Principal Financial and Accounting Officer)