Form 10-Q/A
period 2009-09-30
HYTHIAM INC
filed 2010-04-13
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2009 (the “Form 10-Q”), as originally filed with the Securities and Exchange Commission on November 9, 2009, regarding certain disclosures which appeared therein.  We are restating our unaudited consolidated financial statements as a result of incorrect increases in warrants outstanding and warrant liabilities when the dilution adjustment to our outstanding November 2007 warrants did not reflect a limitation that the exercise price would not be less than $4.75 following such adjustment.

The balance sheet as of September 30, 2009 has been restated to decrease long-term liabilities – warrant liabilities from $6.112 million to $1.856 million.  The statement of operations for the three and nine months ended September 30, 2009 has been restated to decrease non-operating income (expenses) – change in fair value of warrant liabilities from $4.767 million to $0.511 million.  These adjustments did not effect periods prior to July 1, 2009.  All restatements to the financial statements affected are non-cash in nature.  Other than the changes described above, corresponding changes to Notes 1, 2, 3 and 4 to the financial statements, narrative disclosures specific to those changes, the disclosure in Part I, Item 4 related to this restatement, and the disclosure in Part II, Item 6 related to the number of officers certifying to the accuracy of this restatement increasing to three, the remainder of the document is unchanged from the Form 10-Q.  This Amendment No. 1 to the Form 10-Q does not reflect events occurring after the filing of the Form 10-Q or modify or update the disclosures therein in any way other than as required to reflect the changes described in this Explanatory Note.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(In thousands)	September 30, 2009		December 31,
	Restated	Reported	2008
ASSETS
Current assets
Cash and cash equivalents	$7,068	$7,068	$9,756
Marketable securities, at fair value	9,209	9,209	146
Restricted cash	-	-	24
Receivables, net	305	305	654
Prepaids and other current assets	265	265	357
Current assets of discontinued operations	-	-	3,053
Total current assets	16,847	16,847	13,990
Long-term assets
Property and equipment, net of accumulated
depreciation of $6,493 and $5,035, respectively	1,060	1,060	2,625
Intangible assets, net of accumulated
amortization of $1,643 and $1,250, respectively	2,717	2,717	3,257
Deposits and other assets	210	210	318
Marketable securities, at fair value	-	-	10,072
Non-current assets of discontinued operations	-	-	1,604
Total Assets	$20,834	$20,834	$31,866
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,555	$2,555	$3,396
Accrued compensation and benefits	776	776	1,476
Other accrued liabilities	2,069	2,069	2,082
Short-term debt	9,582	9,582	9,835
Current liabilities of discontinued operations	-	-	8,675
Total current liabilities	14,982	14,982	25,464
Long-term liabilities
Deferred rent and other long-term liabilities	103	103	127
Warrant liabilities	1,856	6,112	156
Capital lease obligations	51	51	81
Non-current liabilities of discontinued operations	-	-	4,930
Total liabilities	16,992	21,248	30,758
Commitments and contingencies
Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares
authorized; no shares issued and outstanding	-	-	-
Common stock, $.0001 par value; 200,000,000
shares authorized; 65,097,000 and 54,965,000
shares issued and outstanding at September 30,
2009 and December 31, 2008, respectively	7	7	6
Additional paid-in-capital	183,475	183,475	174,721
Accumulated other comprehensive income	437	437	-
Accumulated deficit	(180,077)	(184,333)	(173,619)
Total Stockholders' Equity (Deficit)	3,842	(414)	1,108
Total Liabilities and Stockholders' Equity	$20,834	$20,834	$31,866

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Revenues
Healthcare services	$268	$268	$1,258	$1,346	$1,346	$5,295
Total revenues	268	268	1,258	1,346	1,346	5,295

Operating expenses
Cost of healthcare services	$68	$68	$330	$502	$502	$1,335
General and administrative expenses	3,878	3,878	9,351	14,007	14,007	29,466
Research and development	-	-	713	-	-	2,986
Impairment losses	-	-	-	1,113	1,113	-
Depreciation and amortization	273	273	510	979	979	1,419
Total operating expenses	4,219	4,219	10,904	16,601	16,601	35,206

Loss from operations	$(3,951)	$(3,951)	$(9,646)	$(15,255)	$(15,255)	$(29,911)

Non-operating income (expenses)
Interest & other income	19	19	113	142	142	738
Interest expense	(221)	(221)	(637)	(999)	(999)	(1,149)
Loss on extinguishment of debt	(54)	(54)	-	(330)	(330)	-
Gain on the sale of marketable securities	160	160	-	160	160	-
Other than temporary impairment of
marketable securities	(25)	(25)	-	(185)	(185)	-
Change in fair value of warrant liabilities	(511)	(4,767)	3,758	(427)	(4,683)	4,713

Loss from continuing operations before
provision for income taxes	(4,583)	(8,839)	(6,412)	(16,894)	(21,150)	(25,609)
Provision for income taxes	3	3	6	13	13	23
Loss from continuing operations	$(4,586)	$(8,842)	$(6,418)	$(16,907)	$(21,163)	$(25,632)

Discontinued Operations:
Results of discontinued operations,
net of tax	-	-	141	10,449	10,449	(5,449)

Net loss	$(4,586)	$(8,842)	$(6,277)	$(6,458)	$(10,714)	$(31,081)

Basic and diluted net income (loss)
per share:
Continuing operations	$(0.08)	$(0.16)	$(0.12)	$(0.30)	$(0.38)	$(0.47)
Discontinued operations	-	-	0.01	0.19	0.19	(0.10)
Net loss per share	$(0.08)	$(0.16)	$(0.11)	$(0.12)	$(0.19)	$(0.57)

Weighted number of shares outstanding	56,373	56,373	54,629	55,509	55,509	54,479

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2009	2009
	Restated	Reported	2008
Operating activities
Net loss	$(6,457)	$(10,713)	$(31,081)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) loss from Discontinued Operations	$(10,449)	$(10,449)	$5,449
Depreciation and Amortization	978	978	1,419
Amortization of debt discount and issuance costs included in
interest expense	735	735	401
Other than temporary impairment on marketable securities	185	185	-
Gain on sale of marketable securities	(159)	(159)	-
Provision for doubtful accounts	493	493	879
Deferred rent	88	88	(311)
Share-based compensation expense	3,465	3,465	6,962
Loss on debt extinguishment	230	230	-
Change in fair value of warrant liabilities	428	4,684	(3,403)
Impairment losses	1,113	1,113	-
Loss on disposition of assets	16	16	694
Changes in current assets and liabilities, net of business acquired:
Receivables	(52)	(52)	(330)
Prepaids and other current assets	169	169	778
Accounts payable, accrued compensation & other accrued
liabilities	(1,734)	(1,734)	434
Long Term Accrued Liabilities	6	6	-
Net cash used in operating activities of continuing operations	(10,945)	(10,945)	(18,109)
Net cash used in operating activities of discontinued
operations	(1,103)	(1,103)	(6,506)
Net cash used in operating activities	(12,048)	(12,048)	(24,615)
Investing activities
Purchases of marketable securities	-	-	(65,197)
Proceeds from sales and maturities of marketable securities	1,420	1,420	87,770
Proceeds from sales of property and equipment	13	13	17
Proceeds from disposition of CompCare	1,500	1,500	-
Restricted cash	24	24	(13)
Purchases of property and equipment	(17)	(17)	(899)
Deposits and other assets	16	16	141
Cost of intangibles	-	-	(178)
Net cash from by investing activities by continuing operations	2,956	2,956	21,641
Net cash from (used in) by investing activities by discontinued
operations	39	39	(21)
Net cash from by investing activities	2,995	2,995	21,620

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(continued)

(In thousands)	Nine Months Ended September 30,
	2009	2009
	Restated	Reported	2008
Financing activities
Proceeds from the issuance of common stock and warrants	7,000	7,000	-
Costs related to the issuance of common stock and warrants	(683)	(683)	-
Proceeds from drawdown on UBS line of credit	2,072	2,072	5,365
Paydown of Short-Term Debt	(3,014)	(3,014)	-
Capital lease obligations	(74)	(74)	(111)
Net cash from financing activities by continuing operations	5,301	5,301	5,254
Net cash from (used in) financing activities by discontinued
operations	(73)	(73)	316
Net cash from financing activities	5,228	5,228	5,570
Net increase (decrease) in cash and cash equivalents for continuing
operations	(2,688)	(2,688)	8,786
Net decrease in cash and cash equivalents for discontinued operations	(1,137)	(1,137)	(6,211)
Net increase (decrease) in cash and cash equivalents	(3,825)	(3,825)	2,575
Cash and cash equivalents at beginning of period	10,893	10,893	11,149
Cash and cash equivalents at end of period	$7,068	$7,068	$13,724

Supplemental disclosure of cash paid
Interest	$197	$197	$346
Income taxes	77	77	16
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside services	$168	$168	1,665
Common stock issued for intellectual property			-
Property and equipment acquired through capital leases and
other financing

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

Pursuant to a Stock Purchase Agreement between Woodcliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at December 31, 2008 since all of the criteria specified by current accounting rules had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as a discontinued operation. See Note 6, Discontinued Operations, for further discussion.

Based on the provisions of the management services agreement (MSA) between us and our managed professional medical corporation, we have determined that it constitutes a variable interest entity, and that we are the primary beneficiary as defined in current Financial Accounting Standards Board (FASB) accounting rules relating to the consolidation of variable interest entities. Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Note 3 Summary of Significant Accounting Policies under the header Management Service Agreements for more discussion.

All intercompany transactions and balances have been eliminated in consolidation. Certain amounts in the consolidated financial statements for the same periods in 2008 have been reclassified to conform to the presentation for the three and nine months ended September 30, 2009.

We have evaluated subsequent events through November 9, 2009, the filing date of this quarterly report.

Note 2.    Restatement

We determined that our condensed consolidated financial statements as of September 30, 2009 for the three and nine month periods then ended required restatement as a result of a $4.3 million overstatement in the valuation of warrant liabilities and our net loss for the corresponding periods. The amended report was deemed necessary as a result of the circumstances described in the Explanatory Note.

Note 3.   Summary of Significant Accounting Policies

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

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Net loss	$(4,586)	$(8,842)	$(6,277)	$(6,458)	$(10,714)	$(31,081)
Other comprehensive income (loss):
Net unrealized gain (loss) on
marketable securities
available for sale	14	14	(316)	467	467	(1,092)
Reclassification adjustment for
Net Realized Gain included in
loss from continuing operations	(30)	(30)	-	(30)	(30)	-
Comprehensive loss	$(4,602)	$(8,858)	$(6,593)	$(6,021)	$(10,277)	$(32,173)

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

Common equivalent shares, consisting of 17,285,999 and 14,297,000 of incremental common shares as of September 30, 2009 and 2008, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

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

The following table summarizes fair value measurements by level at September 30, 2009 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Auction-rate securities	$-	$-	$9,209	$9,209
Certificates of deposit (1)	133	-	-	133
Total assets	$133	$-	$9,209	$9,342

Warrant liabilities	$-	$-	$1,856	$1,856
Total liabilities	$-	$-	$1,856	$1,856

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the nine months ended September 30, 2009:

				Level III
	Level III			Warrant
(Dollars in thousands)	ARS			Liabilities
Balance as of December 31, 2008	$10,072		Balance as of December 31, 2008	$-
Transfers in/out of Level III	-		Transfers in/out of Level III	156
Net purchases (sales)	(1,275)		Initial valuation of warrant liabilities	1,273	(b)
Net unrealized gains (losses)	437		Change in fair value of
Net realized gains (losses)	(25)	(a)	warrant liabilities	427
Balance as of September 30, 2009	$9,209		Balance as of September 30, 2009	$1,856

(a)	Includes other-than-temporary loss on auction-rate securities.
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

Intangible Assets

As of September 30, 2009, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$ 4,360	$ (1,643)	$ 2,717	12-18

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

The change in fair value of the warrants amounted to net losses of $511 thousand and $427 thousand for the three and nine months ended September 30, 2009, respectively, compared to net gains of $3.8 million and $4.7 million for the same periods in 2008, respectively. The losses in 2009 included a $62 thousand charge in September 2009 for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement that were triggered by the September 2009 registered direct financing. Due to the relative lower offering price in the September 2009 registered direct financing, the adjustment resulted in an increase to the number of warrant outstanding totaling 2.6 million warrants and a decrease in the exercise price from $5.75 to $4.75 per share.

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

Note 4.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three and nine months ended September 30, 2009, we revised our segments to reflect the disposal of CompCare (see Note 6, Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health, which includes our Catasys programs, and Healthcare Services. Prior years have been restated to reflect this revised presentation.

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

	Three Months Ended			Nine Months Ended
(in thousands)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Healthcare services
Revenues	$268	$268	$1,258	$1,346	$1,346	$5,295
Loss before provision for income taxes	(3,722)	(7,978)	(4,974)	(13,707)	(17,963)	(21,517)
Assets *	20,834	20,834	43,587	20,834	20,834	43,587

Behavioral health
Revenues	$-	$-	$-	$-	$-	$-
Loss before provision for income taxes	(861)	(861)	(1,438)	(3,187)	(3,187)	(4,092)
Assets *	-	-	1,114	-	-	1,114

Consolidated continuing operations
Revenues	$268	$268	$1,258	$1,346	$1,346	$5,295
Loss before provision for income taxes	(4,583)	(8,839)	(6,412)	(16,894)	(21,150)	(25,609)
Assets *	20,834	20,834	44,701	20,834	20,834	44,701

* Assets are reported as of September 30.

Note 5.   Debt Outstanding

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

Note 6.  Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007 for $1.5 million cash. The CompCare operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets. Prior to this sale, the assets and results of operations related to CompCare had constituted our behavioral health managed care services segment. See note 4, Segment Information, for an updated discussion of our business segments after the sale of CompCare.

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

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in Results of Discontinued Operations in our Consolidated Statement of Operations for the nine months ended September 30, 2009. Additionally, we entered into an administrative service only (ASO)

agreement with CompCare to provide certain administrative services under CompCare’s National Committee for Quality Assurance (NCQA) accreditation, including but not limited to case management and authorization services, in support of our newly launched specialty products and programs for autism and ADHD.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated financial statements and Note 6, Discontinued Operations, included with this report.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
(In thousands, except per share amounts)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Revenues
Healthcare services	$268	$268	$1,258	$1,346	$1,346	$5,295
Total revenues	268	268	1,258	1,346	1,346	5,295

Operating expenses
Cost of healthcare services	$68	$68	$330	$502	$502	$1,335
General and administrative expenses	3,878	3,878	9,351	14,007	14,007	29,466
Research and development	-	-	713	-	-	2,986
Impairment losses	-	-	-	1,113	1,113	-
Depreciation and amortization	273	273	510	979	979	1,419
Total operating expenses	4,219	4,219	10,904	16,601	16,601	35,206

Loss from operations	$(3,951)	$(3,951)	$(9,646)	$(15,255)	$(15,255)	$(29,911)

Non-operating income (expenses)
Interest & other income	19	19	113	142	142	738
Interest expense	(221)	(221)	(637)	(999)	(999)	(1,149)
Loss on extinguishment of debt	(54)	(54)	-	(330)	(330)	-
Gain on the sale of marketable securities	160	160	-	160	160	-
Other than temporary impairment of
marketablesecurities	(25)	(25)	-	(185)	(185)	-
Change in fair value of warrant liabilities	(511)	(4,767)	3,758	(427)	(4,683)	4,713

Loss from continuing operations before
provision for income taxes	(4,583)	(8,839)	(6,412)	(16,894)	(21,150)	(25,609)
Provision for income taxes	3	3	6	13	13	23
Loss from continuing operations	$(4,586)	$(8,842)	$(6,418)	$(16,907)	$(21,163)	$(25,632)

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

Loss from continuing operations for the three months ended September 30, 2009 amounted to $4.6 million compared to $6.4 million in the same period in 2008. Excluding the change in fair value of warrant liabilities, which amounted to a loss of $511 thousand in 2009 compared to a gain of $3.8 million in 2008, the loss from continuing operations declined by $6.1 million. The improvement was driven by a $5.5 million decrease in general and administrative expenses, from the streamlining of operations as discussed above, a $713,000 decrease in research and development costs, a $416,000 decrease in interest expense, a $262,000 decrease in cost of healthcare services and a $160,000 gain on the sale of marketable securities. These improvements were partially offset by the $990,000 decline in revenues.

Loss from continuing operations for the nine months ended September 30, 2009 amounted to $16.9 million compared to $25.6 million in the same period in 2008. Excluding the change in fair value of warrant liabilities, which amounted to a loss of $427 thousand in 2009 compared to a gain of $4.7 million in 2008, the loss from continuing operations declined by $13.8 million. The improvement was driven by a $15.5 million decrease in general and administrative expenses, from the streamlining of operations as discussed above, a $3.0 million decrease in research and development costs, a $833,000 decrease in cost of healthcare services and a $160,000 gain on the sale of marketable securities. These improvements were partially offset by the $3.9 million decline in revenues, $1.1 million in asset impairment charges, $330,000 of losses on extinguishment in debt and $160,000 in impairment charges for marketable securities.

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

Reconciliation of Segment Results

The following table summarizes and reconciles the loss before provision for income taxes of our reportable segments in continuing operations to the loss for continuing operations before provision for income taxes from our consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
(In thousands)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Healthcare services	$(3,722)	$(7,978)	$(4,974)	$(13,707)	$(17,963)	$(21,517)
Behavioral health	(861)	(861)	(1,438)	(3,187)	(3,187)	(4,092)

Loss from continuing operations before
provision for income taxes	$(4,583)	$(8,839)	$(6,412)	$(16,894)	$(21,150)	$(25,609)

	$-	$-	$-	$-	$-	$-

Healthcare Services

The following table summarizes the operating results for healthcare services for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
(In thousands, except patient treatment data)	September 30,			September 30,
	2009	2009		2009	2009
	Restated	Reported	2008	Restated	Reported	2008
Revenues
U.S. licensees	$123	$123	$527	$459	$459	$2,514
Managed treatment centers (a)	145	145	533	753	753	1,621
Other revenues	-	-	198	134	134	1,160
Total healthcare services revenues	$268	$268	$1,258	$1,346	$1,346	$5,295

Operating expenses
Cost of healthcare services	$68	$68	$330	$502	$502	$1,335
General and administrative expenses
Salaries and benefits	899	899	2,464	5,285	5,285	12,736
Other expenses	2,118	2,118	5,449	6,376	6,376	12,638
Research and development	-	-	713	-	-	2,986
Impairment losses	-	-	-	355	355	447
Depreciation and amortization	273	273	510	896	896	973
Total operating expenses	$3,358	$3,358	$9,466	$13,414	$13,414	$31,115

Loss from operations	$(3,090)	$(3,090)	$(8,208)	$(12,068)	$(12,068)	$(25,820)

Interest and other income	19	19	113	142	142	738
Interest expense	(221)	(221)	(637)	(999)	(999)	(1,149)
Loss on extinguishment of debt	(54)	(54)	-	(330)	(330)	-
Gain on the sale of marketable securities	160	160	-	160	160	-
Other than temporary impairment on
marketable securities	(25)	(25)	-	(185)	(185)	-
Change in fair value of warrant liabilities	(511)	(4,767)	3,758	(427)	(4,638)	4,714
Loss before provision for income taxes	$(3,722)	$(7,978)	$(4,974)	$(13,707)	$(17,963)	$(21,517)

PROMETA patients treated
U.S. licensees	24	24	93	96	96	435
Managed treatment centers (a)	22	22	33	78	78	117
Other	-	-	8	11	11	60
	46	46	134	185	185	612

Average revenue per patient treated (b)
U.S. licensees	$4,435	$4,435	$5,352	$4,298	$4,298	$5,643
Managed treatment centers (a)	4,206	4,206	9,033	5,957	5,957	9,586
Other	-	-	7,786	12,185	12,185	8,324
Overall average	4,326	4,326	6,404	5,466	5,466	6,659

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

The change in fair value of the warrants amounted to net losses of $511 thousand and $427 thousand for the three and nine months ended September 30, 2009, respectively, compared to net gains of $3.8 million and $4.7 million for the same periods in 2008, respectively. The losses in 2009 included a $62 thousand charge in September 2009 for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement that were triggered by the September 2009 registered direct financing. Due to the relative lower offering price in the September 2009 registered direct financing, the adjustment resulted in an increase to the number of warrant outstanding totaling 2.6 million warrants and a decrease in the exercise price from $5.75 to $4.75 per share.

Behavioral Health

The following table summarizes the operating results for Behavioral Health for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008

Revenues	$-	$-	$-	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$773	$963	$1,983	$2,059
Other expenses	88	475	363	2,033
Impairment charges	-	-	758	-
Depreciation and amortization	-	-	83	-
Total operating expenses	$861	$1,438	$3,187	$4,092

Loss before provision for income taxes	$(861)	$(1,438)	$(3,187)	$(4,092)

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

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarter during 2009, management has taken actions that we expect will result in reducing annual operating expenses by a total of approximately $15.9 million, compared to the third quarter of 2008, including $10.2 million from actions taken in the fourth quarter of 2008 and $5.7 million from further actions taken in the first three quarters of 2009. The actions we took included elimination of certain positions in our licensee and managed treatment center operations and related corporate support personnel, curtailment of our international operations, a reduction in certain support and occupancy costs, a reduction in outside consultant expense and overall reductions in overhead costs. In addition, we took further actions in the first three-quarters of 2009 to streamline our operations and increase the focus on managed care opportunities. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate settlements for outstanding liabilities. We have exited certain markets in our licensee operations that management has determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our Company managed treatment center to reduce costs or if management determines that those markets will not provide short-term profitability. We do not expect the cost impact of such actions to be material. In September 2009, we signed an agreement with Ford® Motor Company (Ford) to provide the Catasys integrated substance dependence solution to Ford’s hourly employees in Michigan enrolled in the National PPO and who meet certain criteria and we raised approximately $7 million in a registered direct equity financing with select institutional investors. We are pursuing additional new Catasys contracts and additional capital. As of October 31, 2009, we had net cash on hand of approximately $6.1 million. Excluding short-term debt and accrued liability payments, our current plans call for expending cash at a rate of approximately $650,000 per month. At presently anticipated rates, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next eleven to twelve months to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern.

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

The change in fair value of the warrant liabilities amounted to net losses of $511 thousand and $427 thousand for the three and nine months ended September 30, 2009, respectively, compared to net gains of $3.8 million and $4.7 million for the same periods in 2008, respectively. The losses in 2009 includes a $62 thousand charge for anti-dilution adjustments to 1.9 million warrants outstanding from the November 2007 registered direct placement, triggered by the terms of the September 2009 registered direct financing. The adjustment resulted in an increase to the number of warrant outstanding totaling 2.3 million warrants and a decrease in the exercise price from $5.75 to $4.75 per share, due to the relative lower offering price in the September 2009 registered direct financing.

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

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included under the heading Intangible Assets in Note 3 Summary of Significant Accounting Policies.

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

In December 2008, the FASB issued changes requiring public entities to provide additional disclosures about transfers of financial assets. It also requires public entities to provide additional disclosures about their involvement with VIEs. These changes were adopted for the Company's fiscal year ending December 31, 2008. We are required to consolidate the revenues and expenses of the managed medical corporations. The financial results of managed treatment centers are included in our consolidated financial statements under accounting standards applicable to VIEs, and the required disclosures regarding our involvement with VIEs are included above under the heading Variable Interest Entities in Note 3 Summary of Significant Accounting Policies.

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

In accordance with current accounting rules for investments in debt securities and additional application guidance issued by the FASB in April 2009, other-than-temporary declines in value are reflected as a non-operating expense in our Consolidated Statement of Operations because it is more likely than not that we will be required to sell the ARS before they recover in value, whereas subsequent increases in value are reflected in Stockholders’ Equity on our Consolidated Balance Sheet.

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

Item 4.                 Controls and Procedures

As part of our financial reporting process for the annual period ended December 31, 2009, management became aware of a potential incorrect reporting of our long-term warrant liabilities and net loss as reported in our Form 10-Q for the period ended September 30, 2009, as more fully described in the Explanatory Note.  Management subsequently determined the reporting was incorrect. We evaluated, with the participation of our chief executive officer, chief financial officer and chief operating officer, including the circumstances described in the Explanatory Note, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation we have determined that there was a material weakness in our disclosure controls with respect to the recording of contractual obligations associated with warrant liabilities which lead to the improper reporting of these transactions in the aforementioned Form 10-Q. Management has taken steps to remediate this weakness and has reflected the correction of these errors in this report. Except for the previously mentioned material weakness, which has been remediated, management believes that its system of disclosure controls and procedures as of the end of the period covered by this report are effective in connection with the preparation of this report.

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

Item 4.                 Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on September 18, 2009. There were 42,529,257 shares present in person or by proxy. Our stockholders elected all of the board’s nominees for director. Proxies were solicited and there were 7,922,440 abstentions from the vote. The stockholders voted at the meeting as follows:

Five nominees of the Board of Directors were elected for one-year terms expiring on the date of the annual meeting in 2010.
	For	Withheld
Terren S. Peizer	41,132,401	1,396,857
Richard A. Anderson	41,367,870	1,161,388
Andrea Grubb Barthwell., M.D.	40,534,572	1,994,685
Marc G. Cummins	41,198,545	1,330,712
Jay A. Wolf	40,490,462	2,038,796

Item 6.                 Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: April 13, 2010	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: April 13, 2010	By:	/s/ JOHN V. RIGALI
John V. Rigali
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 13, 2010	By:	/s/ RICHARD A. ANDERSON
Richard A. Anderson
Chief Operating Officer