Form 10-K
period 2009-12-31
HYTHIAM INC
filed 2010-04-13
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

Commission File Number 001-31932
_______________________

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)
_______________________

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

11150 Santa Monica Boulevard, Suite 1500
Los Angeles, California 90025
(Address of principal executive offices, including zip code)

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	OTC Bulletin Board
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of March 25, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $11,294,173 based on the $0.22 closing price on the Over The Counter (OTC) Bulletin Board on that date. This amount excludes the value of 3,309,052 shares of common stock directly or indirectly held by the registrant’s affiliates.

As of March 29 2010, there were 66,378,296 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HYTHIAM, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2009

PART I

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1.A Risk Factors and Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1.	BUSINESS

Overview

We are a healthcare services management company, providing through our Catasys® subsidiary specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed and company managed healthcare providers.  The Catasys substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching”, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Catasys’ integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing ”care coaching” support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with members with substance dependence.

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

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Additional clinical studies have been conducted to evaluate our PROMETA Treatment Program and confirm initial studies and reports from physicians using them in their practices. The medications used in the PROMETA Treatment Program are FDA approved for uses other than treating dependence on alcohol, cocaine or methamphetamine. Therefore, the risks and benefits of using those medications to treat dependence on those substances have not been evaluated by the FDA, which may not find them to be sufficiently safe or effective. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA Treatment Program. Only a treating physician can determine if the PROMETA Treatment Program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A Risk Factors.

Substance Dependence

Scientific research indicates that not only can drugs interfere with normal brain functioning, but they can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment may be necessary to end this physiologically-based compulsive behavior. We believe that addressing the physiological basis of substance dependence as part of an integrated treatment program will improve clinical outcomes and reduce the cost of treating dependence.

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2008, an estimated 22.2 million Americans aged 12 and older were classified with substance dependence or abuse, of which only 2.3 million received treatment at a specialty substance abuse facility, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services.

Summarizing data from the Office of National Drug Control Policy (ONDCP) and the National Institute on Alcohol Abuse and Alcoholism (NIAAA), the economic cost of alcohol and drug abuse exceeds $365 billion annually in the U.S., including $42 billion in healthcare costs and approximately $262 billion in productivity losses. Despite these staggering figures, it is a testament to the unmet need in the market that only a small percentage of those who need treatment actually receive help. Traditional treatment methods are often not particularly effective.

There are over 13,500 facilities reporting to SAMHSA that provide substance dependence treatment. Historically, the disease of substance dependence has been treated primarily through behavioral intervention, with fairly high relapse rates. SAMHSA’s TEDS 2005 report states that in 2005 only 71% of those treated for alcoholism and 57% of those treated for cocaine completed detoxification, and that alcohol and cocaine outpatient treatment completion rates were only 47% and 24%, respectively.

Conventional forms of treatment for substance dependence generally focus on the psychosocial aspect of the disease, conducted through residential or outpatient treatment centers, individual counseling and self-help programs like Alcoholics Anonymous and Narcotics Anonymous.

Pharmacological options for alcohol dependence exist and a number of pharmaceutical companies have introduced or announced drugs to treat alcohol dependence. These drugs may require chronic or long-term administration. In addition, several of these drugs are generally not used until the patient has already achieved abstinence, are generally administered on a chronic or long-term continuing basis, and do not represent an integrated treatment approach to addiction. We believe the PROMETA Treatment Program can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can also complement other existing treatments. As such, our treatment programs offer a potentially valuable alternative or addition to traditional treatment methods. We also believe the best results can be achieved in programs such as our Catasys offering that integrates psychosocial and medical treatment modalities and provide longer term support.

Our Market

Health Plans, Employers and Unions

The true impact of substance dependence is often under-identified by organizations that provide healthcare benefits. The reality is that substance dependent individuals:

●	Are prevalent in any organization;

●	Cost health plans and employers a disproportionate amount of money;

●	Have higher rates of absenteeism and lower rates of productivity; and

●	Who have co-morbid medical conditions incur increased costs for the treatment of these conditions compared to a non-substance dependent population.

When considering substance dependence-related costs, many organizations only look at direct treatment costs–usually behavioral claims.  The reality is that substance dependent individuals generally have overall poorer health and lower compliance, which leads to more expensive treatment for related, and even seemingly unrelated, co-occurring medical conditions. In fact, of total healthcare claims costs associated with substance dependence populations, the vast majority are medical claims and not behavioral treatment costs.

As December 31, 2008 there were over 191 million lives in the United States covered by various managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.   Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared to an average of $3,250 for a commercial non-substance dependent member, according to our research.

In October 2008, the Wellstone and Domenici Mental Health Parity and Addiction Equity Act was passed as part of the nation’s Troubled Assets Relief Program (TARP) financial bail-out package.  The bill requires that behavioral coverage be no less favorable than medical coverage, which is expected to increase utilization of mental health services, causing health plans’ costs to rise.   The increased costs will be most acute for members who recur frequently throughout the behavioral health plan system. We expect that this parity bill, the continuing difficult economic environment and increasing focus on containing healthcare costs will heighten commercial plans’ interest in programs that can lower their cost and increase their interest in seeking solutions.

Our Solution: Catasys and the PROMETA Treatment Program

Under our Catasys solution, we work with health plans and employers to customize our program to meet a plan’s structural needs and pricing—either a case rate per patient or a per-enrolled member, per-month fee.  Our Catasys substance dependence program is designed for increased enrollment, longer retention and better health outcomes so we can help payors improve member care and achieve lower costs, and in addition help employers and organized labor reduce medical costs, absenteeism and job-related injuries in the workplace, thereby improving productivity.

We are in a position to respond to a largely unmet need in the healthcare industry by offering an innovative and integrated substance dependence treatment solution in an effort to reduce overall medical costs, improve clinical outcomes and improve quality of care for patients.  People suffering from alcohol and drug dependence have a clinical disease, but are often characterized as having a social disorder or a lack of self-discipline.  In this context, with few pharmaceutical options for substance dependence available, traditional treatment approaches have generally focused on the psychosocial aspect of the disease.  While we recognize the psychosocial approach to substance dependence treatment is important, we believe that a more comprehensive approach to this multi-factorial disease should be addressed as part of an integrated treatment approach intended to provide patients with an improved chance for recovery.  We believe our integrated approach offers patients a better opportunity to achieve their individual recovery goals.

Catasys®

Our Catasys integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower the overall costs of members diagnosed with substance dependence. We believe the benefits of Catasys include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe Catasys is the only program of its kind dedicated exclusively to substance dependence. The Catasys substance dependence program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form key areas of expertise that sets Catasys apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our Catasys integrated substance dependence program includes the following components:  Member identification, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web based clinical information platform.

We identify those who have been diagnosed as substance dependent and who incur significant costs and may be appropriate for enrollment into Catasys.  We then enroll targeted members into the Catasys program through consumer marketing research, mailings, email and telephonic outreach, for example.  After enrollment/referral, we optimize patient outcomes through a specially trained sub-network of providers, utilizing integrated treatment modalities.  Outpatient medical treatment follows, where we utilize the most advanced pharmacologic treatments (including PROMETA Treatment Program for alcohol and stimulant dependence and SUBOXONE® for opioid dependence) in order to provide more immediate and sustained results.  This is paired with outpatient psychosocial treatment where we utilize our proprietary psychosocial model and Relapse Prevention Program in order to enhance the neurophysiologic effect gained from the medical treatment by helping members develop improved coping skills and a recovery support network.  Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals.  We also link providers and care coaches to member information through our web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

PROMETA® Treatment Program

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

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides a treatment methodology that is discreet and only mildly sedating, and can be initiated in only three days, with a two-day follow-up treatment three weeks later. The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting. The medications used in the PROMETA Treatment Program have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Program. Following the initial treatment, our treatment program provides that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery, and individualized psychosocial or other recovery-oriented therapy chosen by the patient in conjunction with their treatment provider. The PROMETA Treatment Program provides for a second, two-day administration at the facility, which takes place about three weeks after initiation of treatment. The medical treatment is followed by continuing care, such as individual or group counseling, as a key part of recovery.

We believe the short initial treatment period when using our PROMETA Treatment Program is a major advantage over traditional inpatient and residential treatment programs, which typically consist of up to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. Treatment with PROMETA does not require an extensive stay at an inpatient facility. Rather, the PROMETA Treatment Program offers the convenience of a three-day treatment, followed by a two-day follow-up treatment three weeks later, which can be administered on an outpatient basis. The outpatient nature of the treatment provides the opportunity for the care to be provided in a discreet manner and without long periods away from home or work. This is particularly relevant since results from the National Survey on Drug Use and Health – 2007 reported that approximately 75% of adults using illicit drugs in 2007 were employed, and loss of time from work can be a significant deterrent to seeking treatment.

The PROMETA Treatment Program provides for:

●	A comprehensive physical examination, including specific laboratory tests, prior to initiation of treatment by the treating physician, to determine if the patient is appropriate for PROMETA;

●
Prescription medications delivered in a unique dosing algorithm administered in a physician-supervised setting. The initial treatment occurs during three consecutive daily visits of about two hours each, followed by a two-day follow-up treatment three weeks later;

●	A nutritional plan and recommendations, designed to help facilitate and maintain the other aspects of recovery;

●	One month of prescription at-home medications and nutritional supplements and education following the initial treatment; and

●	Individualized group or individual professional psychosocial counseling, or other recovery oriented counseling.

Initial results indicate that the PROMETA Treatment Program may be associated with higher initial completion rates than conventional treatments, improved cognitive function and reduced physical cravings which can be a major factor in relapse, thus allowing patients to more meaningfully engage in counseling or other forms of psychosocial therapy. These initial conclusions have been reported in the treatment of over 3,400 patients at licensed sites, commercial pilots and in research studies conducted to study our treatment programs. They may not be confirmed by additional double-blind, placebo-controlled research studies, and may not be indicative of the long-term future performance of our treatment programs.

Current research indicates that substance dependence is associated with altered cortical activity and changes in neurotransmitter function in the specific areas of the brain which are critical to normal brain function. Moreover, changes in the neurochemistry of the brain may underlie the hallmarks of substance dependence, including tolerance, withdrawal symptoms, craving, decrease in cognitive function and propensity for relapse. We believe the PROMETA Treatment Program may offer an advantage to traditional alternatives for several reasons:

●
The PROMETA Treatment Program includes medically directed and supervised procedures designed to address neurochemical imbalances in the brain that may be caused or worsened by substance dependence. The rationale for this approach is that by addressing the underlying physiological balance thought to be disrupted by substance dependence, dependent persons may be better able to address the behavioral/psychological and environmental components of their disease;

●
By first addressing the physiologic components of the disease, substance dependent patients may have a better opportunity to address the behavioral and environmental components, enabling them to progress through the various stages of recovery;

●	The PROMETA Treatment Program is designed to address a spectrum of patient needs, including physiological, nutritional and psychological elements in an integrated way;

●	Treatment using the PROMETA Treatment Program generally can be performed on an outpatient basis and does not require long periods away from home or work; and

●	The PROMETA Treatment Program may be initiated at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other treatment modalities.

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

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with members with a substance dependence diagnosis. We intend to grow our business through increased adoption of our Catasys integrated substance dependence solutions by managed care health plans, employers, unions and other third-party payors. We also intend to grow our business through increased utilization of our PROMETA Treatment Program from within existing and new licensees and managed treatment centers.

Key elements of our business strategy include:

●	Providing our Catasys integrated substance dependence solutions to third-payors for reimbursement on a case rate or monthly fee;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population; and

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand.  Our Catasys program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs and that improve patient care while controlling overall treatment costs.

Catasys – Integrated Substance Dependence Solutions

There are currently over 190 million lives in the United States covered by various managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary Catasys integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizers and high risk enrollees.  Our Catasys substance dependence programs include medical and psychosocial interventions and the use of our PROMETA Treatment Program, a proprietary web based clinical information platform and database, clinical algorithms, psychosocial programs and integrated care coaching services.

        Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs.  As a service delivery model, the Catasys program can be modified to cover particular populations and provide for varying levels of service. In this way Catasys can work with payors to identify, engage and treat medically and behaviorally a broader spectrum of patients struggling with substance dependence in a way that is consistent with payors’ business needs.

Our value proposition to our customers includes that the Catasys program is designed for the following benefits:

●
A specific program aimed at addressing high-cost conditions by improving patient care and reducing overall healthcare costs can benefit health plans that do not have or do not wish to dedicate the capacity, ability or focus to develop these programs internally;

●	Increased worker productivity by reducing workplace absenteeism, compensation claims and job related injuries;

●	Decreased emergency room and inpatient utilization;

●	Decreased readmission rates; and

●	Healthcare cost savings (including medical, behavioral and pharmaceutical).

Managed Treatment Center

We currently manage one treatment center located in Santa Monica, California (dba the Center To Overcome Addiction.). We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name and trademark in exchange for management and licensing fees under the terms of full business service management agreements. The treatment center operates in a state-of-the-art outpatient facility and offers the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines, and also offers medical and psychosocial interventions for other substance dependencies. Under generally accepted accounting principles (GAAP), the revenues and expenses of the managed treatment center is included in our consolidated financial statements.

Self-pay Patients – Licensees

A significant source of our revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Program to physicians and other licensed treatment providers.  Although we plan to continue to provide licenses to our existing licensees for the treatment of substance dependencies using our PROMETA Treatment Program, we do not expect to significantly invest in or expand this line of business at this time. Accordingly, in 2008 and 2009 we significantly reduced our resources in each market area to more closely match our resources and expenditures with revenues from our licensees in each market.

International Operations

In 2009 we ceased all of our international operations to reduce costs and focus on our Catasys offering, and have no plans to expand internationally in the near future.

Clinical Data from Research Studies

There have been several research studies evaluating treatment with the PROMETA Treatment Program, conducted by leading research institutions and preeminent researchers in the field of alcohol and substance abuse. In 2006 and 2007 Dr. Harold C. Urschel III conducted an open-label methamphetamine study followed by a randomized, double-blind, placebo-controlled methamphetamine study, the results of which were peer-reviewed and published in July 2007 and November 2009, respectively.  Dr. Urschel’s double-blind placebo-controlled study showed that the pharmacological component of the PROMETA Treatment Program versus placebo had a statistically significant reduction of cravings for methamphetamine.  This data further validates our PROMETA Treatment Program with respect to reducing cravings. Moreover, no patients reported any major adverse events or had to discontinue the treatment due to side effects.

In August 2009, Dr. Raymond Anton’s study on alcohol dependent subjects was published in the August issue of the Journal of Clinical Psychopharmacology. The study was conducted at the Medical University of South Carolina, and among the researchers’ findings were that key results demonstrated a statistically significant difference in use for subjects who exhibited pre-treatment withdrawal symptoms. The results are the first to be published in a peer-reviewed scientific journal from a double-blind, placebo-controlled study conducted to assess the impact of the PROMETA Treatment Program on alcohol dependence.

Many drug treatment experts agree that minimizing cravings is critical to supporting recovery, and that cravings are an important indicator of relapse. Published clinical research has shown that cravings are a key cause of continued drug use and relapse for those patients trying to end drug use. In a study titled “Craving predicts use during treatment for methamphetamine dependence: a prospective, repeated-measures, within-subject analysis,” published in Drug and Alcohol Dependence in 2001, it was shown that among the test population, craving scores that preceded use were 2.7 times higher than craving scores that preceded abstinence. This confirms the long-held conviction among clinicians that cravings drive substance dependent individuals to continue to use, even when they truly desire to stop.

In Drug and Alcohol Dependence, Hartz et al. cited leading addiction experts’ view of the role that cravings play in the disease. These experts agreed on the critical importance of addressing cravings in treatment. Dr. Charles O’Brien from the University of Pennsylvania stated, “Craving is viewed by many as the primary symptom motivating drug use and the appropriate target of behavioral interventions.” Robinson and Berridge refer to cravings and subsequent relapse as, “the defining characteristics of addiction.”

Additionally, in the Journal of Substance Abuse Treatment, Dackis et al. concluded “Although patients cite many reasons why they use cocaine, the feeling states of craving and euphoria are the primary reinforcers of the addiction.”

Completed studies:

Studies funded by our unrestricted grants that have been completed and published or are pending publication include:

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

●
A 135-subject randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute effects on cravings and cognition in methamphetamine dependent subjects designed and supervised by Harold Urschel, M.D., completed in October 2007.  Top line results showed a statistically significant reduction in cravings versus placebo. The results of this study were presented at College on Problems of Drug Dependence (CPDD) conference in June 2006 and were published in the November 2009 Journal of Psychopharmacology.

●
A 60–subject, randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program for the initiation and extension of abstinence of alcoholism conducted by Raymond Anton, M.D., at Medical University of South Carolina. Initial results of the study were presented at the Research Society on Alcoholism conference in Washington, DC, in July 2008, which showed that patients demonstrating relatively more symptoms of substance dependence withdrawal had a significant response to PROMETA during the 8 week period, though not statistically significant, the higher withdrawal PROMETA subjects continued to be superior for end points that included percent days abstinent and craving, when compared to placebo.  For patients demonstrating lower withdrawal symptoms, PROMETA had no effect or a lesser response compared to placebo subjects, who fared better in the study.  Additionally, during the treatment phase and at the end of the study the data demonstrated that those patients with higher withdrawal symptoms had a significant difference on the measures of percent days abstinent and cravings, as compared to patients with lower withdrawal symptoms, which provides substantial clarity on which patients may benefit from PROMETA. The results of this study were published in the Journal of Clinical Psychopharmacology in August 2009.

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

We believe such results from published studies will enhance acceptance of the PROMETA Treatment Program and assist in our efforts to increase third-party payor support for our Catasys substance dependence program.

In a step to further ensure the integrity of the clinical data, the independent physicians who are conducting clinical trials of the PROMETA Treatment Program own their study data and have complete control over the resulting data.

Our Operations

Behavioral Health

In 2007 and 2008, we developed and introduced our Catasys integrated substance dependence solutions for third-party payors into operations. Although we have not generated any revenues from Catasys through December 31, 2009, we believe that our Catasys offerings will address a large segment of the healthcare market for substance dependence and will be the primary focus of our business strategy going forward.

Catasys’s integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our Catasys integrated substance dependence solutions to managed care health plans, employers and unions for reimbursement on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Healthcare Services

To date, a substantial portion of our healthcare services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of self-pay patient revenues from our managed treatment centers. We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of December 31, 2009, we had active licensing agreements with physicians, hospitals and treatment providers for 29 sites throughout the United States.  However, we streamlined our operations during 2008 and 2009 to increase our focus on Catasys integrated substance dependence solutions, significantly reducing our field and regional sales personnel. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally in markets where we are presently operating or where such sites will provide support for our Catasys products.  Since July 2003, over 3,400 patients have completed treatment using our PROMETA Treatment Program at our licensed sites, and in commercial pilots and research studies conducted to study our treatment programs.

We currently manage one treatment center under a licensing agreement, located in Santa Monica, California (dba The Center to Overcome Addiction), whose revenues and expenses are included in our consolidated financial statements.

In 2009, we ceased all of our international operations to reduce costs and focus on our Catasys offerings.

We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services, which assist health plans to manage their substance dependence populations, and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities and physicians that contract for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians.  Licensed physicians with rights to use the PROMETA Treatment Program exercise their independent medical judgment in determining the use and specific application of our treatment programs, and the appropriate course of care for each patient. Following the medical portion of the treatment procedure, physicians, local clinics and healthcare providers specializing in drug abuse treatment administer and provide the psychosocial component of the PROMETA Treatment Program.

Competition

Behavioral Health

Our Catasys product offerings primarily focus on substance dependence and are marketed to health plans, employers and unions who have members or employees with coverage for such medical and behavioral diseases. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including managed behavioral health organizations (MBHOs), HMOs, PPOs, third-party administrators and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. In addition, customers that are managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs), frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence members from the population of utilization management programs that MBHOs offer.

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

Healthcare Services

PROMETA Treatment Program

Our PROMETA Treatment Program focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including medical practices and treatment centers that are licensed and managed by us. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into the following phases:

●	Detoxification, which is typically conducted in medically directed and supervised environments;

●	Rehabilitation, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options; and

●	Relapse prevention/aftercare that is provided via structured outpatient treatment programs.

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

Treatment Programs

There are over 13,500 facilities reporting to the SAMHSA that provide substance dependence treatment. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. Many of these traditional treatment programs have established name recognition, and their treatments may be covered in large part by insurance or other third party payors. To date, treatments using our PROMETA Treatment Program have generally not been covered by insurance, and patients treated with the PROMETA Treatment Program have been substantially self-pay patients.

Traditional treatment approaches for substance dependence focus mainly on group therapy, abstinence and behavioral modification, while the disease’s underlying physiology and pathology is rarely addressed, resulting in fairly high relapse rates. We believe that our PROMETA Treatment Program offers an improvement to traditional treatments because the integrated PROMETA Treatment Program is designed to target the pathophysiology induced by chronic use of alcohol or other drugs in addition to nutritional and psychosocial aspects of substance dependence.  We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides an integrated treatment methodology that is discreet, mildly sedating and can be initiated in only three days, with a second two-day treatment three weeks later. Our PROMETA Treatment Program also provides for one month of prescription medication and nutritional supplements, integrated with psychosocial or other recovery-oriented therapy.

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

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism. Currently available medications include:

●
The addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade names ReVia® and Depade® for treatment of alcohol dependence;

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

●
Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories.  Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol; and

●
Tropiramate (Topamax®), a drug manufactured by Ortho-McNeill Jannssen, which is approved for the treatment of seizures. A multi-site clinical trial reported in October 2007 found that tropiramate significantly reduced heavy drinking days in alcohol-dependent individuals.

Many medications marketed to treat alcohol or drug dependence are not administered until the patient is already abstinent or require long-term chronic administration. As noted above, we believe the PROMETA Treatment Program represents an approach to treatment that includes medical, nutritional and psychosocial components that can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other existing treatments. As such, our treatment programs offer a potentially valuable addition to traditional medical treatment. Moreover, because treatment with the PROMETA Treatment Program is an integrated treatment, we do not view the current medical therapies as directly competitive and in some cases may be used in conjunction with our treatment programs.

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

We have two issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program and one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependence.  We have also received allowances, issuances or notices that patent grants are intended for our core intellectual property for the treatment of alcohol and/or stimulant dependence in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.

Once patents are issued, they generally will expire 20 years from the dates of original filing. Our two issued U.S. patents will expire in 2021. We spent $0.0 on research and development in 2009 and $3.4 million in 2008.

Proprietary Rights and Licensing

Our success depends in large part on our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names include the following:

●	Catasys®;
●	Hythiam®; and
●	PROMETA®.

We impose restrictions in our license agreements on our licensees’ rights to utilize and disclose our technology. We also seek to protect our intellectual property by generally requiring employees and consultants with access to our proprietary information to execute confidentiality agreements and by restricting access to our proprietary information. We require that, as a condition of their employment, employees assign to us their interests in inventions, original works of authorship, copyrights and similar intellectual property rights conceived or developed by them during their employment with us.

Financial Information about Segments

We manage and report our operations through two business segments: behavioral health and healthcare services. The behavioral health segment includes Catasys and its integrated substance dependence solutions marketed to health plans, employers and unions through a network of licensed and company managed healthcare providers. The healthcare services segment provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including a managed treatment center that is licensed and managed by us. In 2009, we revised our segments to reflect the disposal of CompCare and to reflect how our business is currently managed. Our behavioral health managed care services segment, which previously had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment (see Note 12— Discontinued Operations). Catasys operations were previously reported as part of healthcare services, but is now segregated and reported separately in behavioral health. Prior year financial statements have been restated to reflect this revised presentation. A majority of our consolidated revenues and assets are earned or located within the United States.

Employees

As of December 31, 2009, we employed 40 persons. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Our Offices

We are incorporated under the laws of the State of Delaware. Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025 and our telephone number is (310) 444-4300.

Company Information

We make our current and annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports available free of charge through links on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Our corporate website is located on the Internet at http://www.hythiam.com. These reports are not part of this report or incorporated by reference herein. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern

We have been unprofitable since our inception in 2003 and expect to continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31,

2009, cash and cash equivalents amounted to $4.6 million and we had a working capital of approximately $78,000. During the year ended December 31, 2009, our cash and cash equivalents used in operating activities amounted to $14.5 million. Although we have recently taken actions to decrease expenses, increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and grow our business, which could adversely affect our results of operations, financial condition and business

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.  Recent actions to reduce costs and streamline our operations, as well as planned future cost reductions, could place further demands on our personnel, which could hinder our ability to effectively execute on our business strategies.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses and capital requirements through August 2010.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

We do not know whether additional financing will be available on commercially acceptable terms, or at all. If adequate funds are not available or are not available on commercially acceptable terms, we may need to continue to downsize, curtail program development efforts or halt our operations altogether.

Our investments in auction-rate securities are subject to risks which may cause losses and affect the liquidity of these investments

As of December 31, 2009 our total investment in auction-rate securities (ARS) was $10.23 million. Since February 13, 2008, auctions for these securities have failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the auction succeeds, the issuer calls the securities, or they mature. The remaining maturity periods range from nineteen to thirty-eight years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist.  In December 2009, we utilized a third-party valuation firm to assist us with determining the fair market value of our ARS which was estimated to be $9.5 million, representing an estimated decline in value of $604,000 from our original cost.

In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all auction-rate securities held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. As part of the rights offering, UBS provided to us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. We accepted this offer on November 6, 2008. As of December 31, 2009, we had $6.5 million of outstanding borrowing under the UBS line of credit that is payable on demand and is secured by the ARS. We granted Highbridge additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note. The current lack of liquidity on the ARS has affected our ability to execute our current business plan, based on our expected operating cash flows and our other sources of cash, and may require us to sell them before we are able to sell them to UBS pursuant to the rights offering or before they recover in value.

Our treatment programs may not be as effective as we believe them to be, which could limit our revenue growth

Our belief in the efficacy of our Catasys solution and PROMETA Treatment Program is based on a limited number of studies and commercial pilots that have been conducted to date and our initial experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs. Controlled scientific studies, including those in process, may yield results that are unfavorable or demonstrate that treatment with our programs is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. Our success is dependent on our ability to enroll third-party payor members in our Catasys programs. Large scale outreach and enrollment efforts have not been conducted and we may not be able to achieve the anticipated enrollment rates.

Our Catasys Program or PROMETA Treatment Program may not become widely accepted, which could limit our growth

Further marketplace acceptance of our treatment programs may largely depend upon healthcare providers’ and third-party payors’ interpretation of our limited data, the results of studies, pilots and programs, including financial and clinical outcome data from our Catasys Programs, or upon reviews and reports that may be given by independent researchers or other clinicians. In the event such research does not establish our treatment programs to be safe and effective, it is unlikely we will be able to achieve widespread market acceptance.

In addition, our ability to achieve further marketplace acceptance for our Catasys Program may be dependent on our ability to contract with a sufficient number of third party payors to and demonstrate financial and clinical outcomes from those agreements. If we are unable to secure sufficient contracts to achieve recognition of acceptance of our Catasys program or if our program does not demonstrate the expected level of clinical improvement and cost savings it is unlikely we will be able to achieve widespread market acceptance.

Disappointing results for our PROMETA Treatment Program or Catasys Program, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price

There are several studies, evaluations and pilot programs that have been completed or are currently in progress that are evaluating our PROMETA Treatment Program and the Catasys Program. Some results have been published and we expect results to become available and/or published over time.  Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or commercial programs could have a material adverse effect on the commercial acceptance of the PROMETA Treatment Program, our stock price and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price.  In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

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

●
VIVITROL®, an extended release formulation of naltrexone manufactured by Alkermes, administered via monthly injections for the treatment of alcohol dependence in patients who are able to abstain from drinking in an outpatient setting, and are not actively drinking prior to treatment initiation. Alkermes reported that in clinical trials, when used in combination with psychosocial support, VIVITROL was shown to reduce the number of drinking days and heavy drinking days and to prolong abstinence in patients who abstained from alcohol the week prior to starting treatment;

●
Campral® Delayed-Release Tablets (acamprosate calcium), an NMDA receptor antagonist taken two to three times per day on a chronic or long-term basis and marketed by Forest Laboratories.  Clinical studies supported the effectiveness in the maintenance of abstinence for alcohol-dependent patients who had undergone inpatient detoxification and were already abstinent from alcohol; and

●
Tropiramate (Topamax®), a drug manufactured by Ortho-McNeill Jannssen, which is approved for the treatment of seizures. A multi-site clinical trial reported in October 2007 found that tropiramate significantly reduced heavy drinking days in alcohol-dependent individuals.

Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating alcohol and substance dependencies. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.

There are approximately 13,500 facilities reporting to the Substance Abuse and Mental Health Services Administration that provide substance abuse treatment on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices.  While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including MBHOs, HMOs, PPOs, third-party administrators and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us.  We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments, and our unique technology platform will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends on the performance of our senior management, in particular our chairman and chief executive officer, Terren S. Peizer, president and chief operating officer, Richard A. Anderson, senior vice president and global head scientific affairs, Gary Ingenito, M.D., PhD., and senior vice president of sales and marketing, Greg McLane.

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

We currently have insurance coverage for up to $5 million per year, in the aggregate, for personal injury claims. We maintain directors’ and officers’ liability insurance coverage, subject to a self insured retention of $0 to $250,000 per claim. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

If third-party payors fail to provide coverage and adequate payment rates for our programs, our revenue and prospects for profitability will be harmed

Our future revenue growth will depend in part upon our ability to contract with third-party payors, such as self-insured employers, insurance plans and unions for our Catasys program. To date, we have received an insignificant amount of revenue from our Catasys substance dependence programs from managed care organizations and other third-party payors, and acceptance of our Catasys substance dependence programs is critical to the future prospects of our business. In addition, third-party payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our programs. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our Catasys contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability

We anticipate that many or all of our Catasys contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings.  If we are unable to meet or exceed promised savings or achieve agreed upon operational metrics, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services.  This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our program. Therefore, failure to anticipate or control costs could have materially adverse effects on our business.

Our prior international operations may be subject to foreign regulation

The criteria of foreign laws, regulations and requirements are often vague and subject to change and interpretation. Our prior international operations may become the subject of foreign regulatory, civil, criminal or other investigations or proceedings, and our interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention, regardless of whether it ultimately is successful. If we fail to comply with any applicable international laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.

Our ability to utilize net operating loss carryforwards may be limited

As of December 31, 2009, we had net operating loss carryforwards (NOLs) of approximately $140.7 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We have had several instances in which it was necessary to send a formal demand to cease and desist using our programs to treat patients due to breach of confidentiality provisions in our agreements, and in one instance have had to file suit to enforce these provisions.

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

Risks related to our industry

The recently enacted healthcare reforms pose risks and uncertainties that may have a material adverse affect on our business.

There may be risks and uncertainties arising from the recently enacted healthcare reform and the implementing regulations that will be issued in the future. If we fail to comply with these laws or are unable to deal with these risks and uncertainties in an effective manner, our financial condition and results of operations could be adversely affected.

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

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. The U.S. Congress and state legislatures are considering legislation that could limit funding to our licensees.  In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Other regulatory requirements apply to dietary supplements, including vitamins. Compliance with laws and regulations enforced by regulatory agencies that have broad discretion in applying them may be required for our programs or other medical programs or services developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Our failure, or the failure of our licensees, to comply with applicable regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

The promotion of our treatment programs may be found to violate federal law concerning off-label uses of prescription drugs, which could prevent us from marketing our programs

Generally, the Food, Drug, and Cosmetic (FDC) Act, requires that a prescription drug be approved by the FDA for a specific indication before the product can be distributed in interstate commerce.  Although the FDC Act does not prohibit a doctor’s use of a drug for another indication (this is referred to as off-label use), it does prohibit the promotion of a drug product for an unapproved use. The FDA also permits the non-promotional discussion of information related to off-label use in the context of scientific or medical communications. Our treatment programs include the use of prescription drugs that have been approved by the FDA, but not for the treatment of chemical dependence and drug addiction, which is how the drugs are used in our programs. Although we carefully structure our communications in a way that is intended to comply with the FDC Act and FDA regulations, it is possible that our actions could be found to violate the prohibition on off-label promotion of drugs. In addition, the FDC Act imposes limits on the types of claims that may be made for a dietary supplement, and the promotion of a dietary supplement beyond such claims may also be seen as the unlawful promotion of a drug product for an unapproved use. Because our treatment programs also include the use of nutritional supplements, it is possible that claims made for those products could also put us at risk of FDA enforcement for making unlawful claims.

Violations of the FDC Act or FDA regulations can result in a range of sanctions, including administrative actions by the FDA (such as issuance of a Warning Letter), seizure of product, issuance of an injunction prohibiting future violations, and imposition of criminal or civil penalties. A successful enforcement action could prevent promotion of our treatment programs and we may be unable to continue operating under our current business model. Even if we defeat an enforcement action, the expenses associated with doing so, as well as the negative publicity concerning the “off-label” use of drugs in our treatment programs, could adversely affect our business and results of operation.

The FDA has recently increased enforcement efforts in the area of promotion of “off-label” use of drugs, and we cannot assure you that our business practices or third party clinical trials will not come under scrutiny.

Treatment using our programs may be found to require FDA or other review or approval, which could delay or prevent the study or use of our treatment programs

Under authority of the FDC Act, the FDA extensively regulates entities and individuals engaged in the conduct of clinical trials, which broadly includes experiments in which a drug is administered to humans.  FDA regulations require, among other things, submission of a clinical trial treatment program for FDA review, obtaining from the agency an investigational new drug (IND) exemption before initiating a clinical trial, obtaining appropriate informed consent from study subjects, having the study approved and subject to continuing review by an Institutional Review Board (IRB), and reporting to FDA safety information regarding the conduct of the trial.  Certain third parties have engaged or are engaging in the use of our treatment program and the collection of outcomes data in ways that may be considered to constitute a clinical trial, and that may be subject to FDA regulations and require IRB approval and oversight.  In addition, it is possible that use of our treatment program by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or submission of an IND or is otherwise subject to regulation by FDA.  The FDA has authority to inspect clinical investigation sites and IRBs, and to take action with regard to any violations.  Violations of FDA regulations regarding clinical trials can result in a range of actions, including suspension of the trial, prohibiting the clinical investigator from ever participating in clinical trials, and criminal prosecution.  Individual hospitals and physicians may also submit their use of our treatment programs to their IRBs, which may prohibit or place restrictions on it.  FDA enforcement actions or IRB restrictions could adversely affect our business and the ability of our customers to use our treatment programs.

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

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business

Many states, including California in which our principal executive offices and our managed treatment center is located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in arrangements with physicians such as employment, payment for referrals or fee-splitting. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and other services in connection with our treatment programs or by consolidating the revenues of the physician practices we manage, or that licensing our technology for a license fee that could be characterized as a portion of the patient fees, or subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees, constitute improper fee-splitting or payment for referrals, in which case we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding patient information transmitted or stored electronically.  HIPAA applies to covered entities, which may include healthcare facilities and does include health plans that will contract for the use of our programs and our services. The HIPAA and HITECH rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements known as business associate requirements and data security provision and reporting requirements. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA and HITECH regulations governing the form and format of those transactions. Services provided under our Catasys program also requires us to comply with HIPPA, HITECH and other privacy and security regulations  Other federal and state laws restricting the use and protecting the privacy and security of patient information also apply to our licensees directly and in some cases to us, either directly or indirectly. We may be required to make costly system purchases and modifications to comply with the HIPAA and HITECH rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

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

Risks related to our common stock

Delisting from The NASDAQ Stock Market has negatively affected the liquidity of our stock, subjected us to the “penny stock” rules making our stock more difficult to sell, and it may become increasingly more difficult to obtain accurate quotations of our common stock and it may become increasingly more difficult to find buyers to purchase our shares or market makers to support the stock price.  The stock price immediately declined in value upon the open of business on Friday, February 26, 2010, when quoted on the Over The Counter (OTC) Bulletin Board for the first time and the stock price may decline further if these difficulties are realized.

As previously reported in Current Reports on Form 8-K filed on May 19, 2009, August 28, 2009, September 21, 2009 and December 1, 2009, we failed to comply with various listing requirements of The NASDAQ Stock Market. The We disclosed we had received a letter from NASDAQ granting our request to remain listed on NASDAQ subject to the condition that, on or before February 24, 2010, we evidence stockholders’ equity of at least $10 million or achieve a market value of its listed securities of at least $50 million. On February 23, 2010, we notified NASDAQ of our inability to comply with the conditions set forth in the letter referenced above. On February 24, 2010, we received a letter from The NASDAQ Stock Market notifying us that we failed to meet its minimum stockholders’ equity of $2.5 million. The letter indicated that our stock will be suspended from trading on NASDAQ effective at the open of business on Friday, February 26, 2010. We did not and do not intend to appeal NASDAQ’s decision. We received notification from FINRA that our common stock will be quoted on the OTC Bulletin Board beginning Friday, February 26, 2010. We intend to continue filing periodic reports with the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

Failure to maintain effective internal controls could adversely affect our operating results and the market for our common stock

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. We recently concluded that certain of our internal controls and procedures were inadequate. While we believe we have remediated this issue, as with many smaller companies with small staff, other material weaknesses in our financial controls and procedures may be discovered. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and adversely affect our ability to raise capital.

Approximately 23.2% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

Reserva Capital, LLC and Bonmore, LLC, whose sole managing member is our chairman and chief executive officer, beneficially own 13,600,000 shares of our common stock, which represent 23.2 % of our 65,378,296 shares outstanding as of March 4, 2010. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline

Effective at the open of business on Friday, February 26, 2010, our securities were delisted from The NASDAQ Stock Market and trading in our shares was suspended  The market price of our common stock has experienced downward price pressure as a result, and substantial volatility. As a result, the current price for our common stock as quoted on the OTC Bulletin Board is a less reliable indicator of our fair market value. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our PROMETA Treatment Program, our Catasys Program, announcements regarding new or discontinued Catasys Program contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

Volatility in the price of our common stock on the OTC Bulletin Board may depress the trading price of our common stock.  The risk of volatility and depressed prices of our common stock also applies to warrant holders who receive shares of common stock upon conversion.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

●	announcements of new products or services by us or our competitors; current events affecting the political, economic and social situation in the United States and other countries where we operate;

●	trends in our industry and the markets in which we operate;

●	changes in financial estimates and recommendations by securities analysts;

●	acquisitions and financings by us or our competitors;

●	the gain or loss of a significant customer;

●	quarterly variations in operating results;

●	volatility in rates of exchanges between the US dollar and the currencies of the foreign countries in which we operate;

●	the operating and stock price performance of other companies that investors may consider to be comparable;

●	purchases or sales of blocks of our securities; and

●	issuances of stock.

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

Future issuances of common stock and hedging activities may depress the trading price of our common stock

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  We currently have outstanding approximately 11 million options and 5.7 million warrants to acquire our common stock at prices between $0.28 and $8.00 per share.   We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

There are no unresolved written comments that were received from the Securities and Exchange Commission’s staff 180 days or more before the end of our fiscal year relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

ITEM 2.	PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2009, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	13,000

1700 Montgomery St. San Francisco, California	Medical office space	4,000

1315 Lincoln Blvd. Santa Monica, California	Medical office space for The Center to Overcome Addiction	5,400

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 13,000 square feet. Our base rent is currently approximately $44,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2009, totaling approximately $1.73 million. The initial term of the lease expires in December 2010, with an option to extend for five additional years.

In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The Center to Overcome Addiction, which operates under a full service management agreement with us. Our base rent approximates $19,000 per month. In May 2009, we entered into an amendment to our lease for this facility calling for the deferral of a portion of the rent for a period of seven months. As a result of the amendment our rent was reduced by approximately $8,000 per month beginning June 1, 2009 and ending December 31, 2009. According to the terms of the agreement beginning January 1, 2010, the base rent and the deferred rent are due in installments with all rents to be paid prior to the termination of the lease in August 2010. The minimum base rent and deferred rent for the medical office in Santa Monica is subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2009, totaling approximately $240,000.

 In August 2006, the Company entered into a 5 year lease agreement for approximately 4,000 square feet  of medical office space for a company managed treatment center in San Francisco, CA.  The Company ceased operations at the center in January 2008.  In the first quarter of 2009, the Company ceased making rent payments under the lease.  In November of 2009, the landlord filed a lawsuit against the Company seeking damages of at least $350,000, plus attorney fees and costs.  On March 23, 2010 the Company settled this lawsuit for $200,000 to be paid in monthly installments from March 23, 2010 through February 2011.  If the Company fails to pay these amounts, the Company has stipulated that the landlord may file a judgment against the Company in the amount of $278,000.

We believe that the current office space is adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “HYTM.”  As of March 26, 2010, there were 86 record holders representing approximately 6,314 beneficial owners of our common stock.

	Closing Sales Prices
2009	High	Low
4th Quarter	$0.77	$0.27
3rd Quarter	0.44	0.24
2nd Quarter	0.36	0.23
1st Quarter	0.68	0.18

2008	High	Low
4th Quarter	$1.50	$0.39
3rd Quarter	2.46	1.29
2nd Quarter	2.95	1.38
1st Quarter	3.14	1.18

We have never declared or paid any dividends. We may, as our Board of Directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

Recent Sales of Unregistered Securities

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 5,000,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  In addition, the owner of the claims will not sell more than the greater of 49,000 shares or 10% of the daily trading volume during that 180 day period.

In February 2010, we issued 650,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning February 22, 2010 and ending May 22, 2010. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

In January 2010, the holder of certain claims against us in the amount of approximately $230,000, due for services provided to us which have not been paid, filed a complaint against us in California state court. In February 2010 the court approved our settlement of the complaint in exchange for issuing 445,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

Number of
securities
remaining
available for
	Number of		future issuance
	securities to be		under equity
	issued upon	Weighted-average	compenation
	exercise of	exercise price of	plans [excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected
	and rights (a)	and rights (b)	in column (a)]
Equity Compensation plans approved by	12,562,456	$0.82	1,542,940
security holders
Equity Compensation plans not approved
by security holders	-	-	-
Total	12,562,456	$0.82	1,542,940

Additional information is incorporated by reference to Part III of this report.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys® subsidiary specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed and company managed health care providers.  The Catasys substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term "care coaching," including our proprietary PROMETA® Treatment Program. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers that offer the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Our Strategy

Our business strategy is to provide quality integrated medical and behavioral programs to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance-dependence and the related co-morbidities. We intend to grow our business through increased adoption of our Catasys integrated substance dependence solutions by managed care health plans, employers, unions and other third-party payors.

Key elements of our business strategy include:

●	Providing our Catasys integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or capitated basis;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population; and

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with our Catasys programs with key managed care and other third-party payors.

Reporting

We manage and report our operations through two business segments: behavioral health and healthcare services. The behavioral health segment includes Catasys and its integrated substance dependence solutions marketed to health plans, employers and unions through a network of licensed and company managed healthcare providers. The healthcare services segment provides licensing, administrative and management services to licensees that administer the PROMETA Treatment Program and other treatment programs, including a managed treatment center that is licensed and managed by us. In 2009, we revised our segments to reflect the disposal of our interest in Comprehensive Care Corporation (CompCare) and to reflect how our business is currently managed. Our behavioral health managed care services segment, which previously had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment (see Note 12— Discontinued Operations). Catasys operations were previously reported as part of healthcare services, but is now segregated and reported separately in behavioral health. Prior years have been restated to reflect this revised presentation. A majority of our consolidated revenues and assets are earned or located within the United States.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare, a behavioral health managed care company in which we had acquired a majority controlling interest in January 2007, for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2009.

Results of Operations

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years (amounts in thousands):

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008

Revenues
Healthcare services	$1,530	$6,074
Total revenues	1,530	6,074

Operating expenses
Cost of healthcare services	$509	$1,718
General and administrative expenses	18,034	37,059
Research and development	-	3,370
Impairment losses	1,113	9,775
Depreciation and amortization	1,248	1,861
Total operating expenses	20,904	53,783

Loss from operations	$(19,374)	$(47,709)

Non-operating income (expenses)
Interest & other income	941	804
Interest expense	(1,142)	(1,663)
Loss on extinguishment of debt	(330)	-
Gain on the sale of marketable securities	160	-
Other than temporary impairment of
marketable securities	(185)	(1,428)
Change in fair value of warrant liabilities	341	5,744

Loss from continuing operations before
provision for income taxes	(19,589)	(44,252)
Provision for income taxes	18	22
Loss from continuing operations	$(19,607)	$(44,274)

Discontinued operations:
Results of discontinued operations, net of tax	10,449	(6,144)

Net loss	$(9,158)	$(50,418)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.81)
Discontinued operations	0.18	(0.11)
Net loss per share	$(0.16)	$(0.92)

Weighted number of shares outstanding	57,947	54,675

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Summary of Consolidated Operating Results

As we continue to streamline our operations and increase the focus on managed care opportunities for our Catasys product offerings, actions we have taken to reduce expenses have led to continued declines in loss from operations in our continuing operations, compared to prior years. Our decision to exit markets that were not profitable and make significant reductions in field and regional sales personnel in our licensing operations, the curtailment of our managed treatment center operations (including terminating the management services agreements associated with our managed treatment center in Dallas, Texas) and the shut-down of our international operations have resulted in lower revenues compared to the prior years.

 Loss from continuing operations before provision for taxes for the twelve months ended December 31, 2009 amounted to $19.6 million compared to $44.3 million for the twelve months ended December 31, 2008. Excluding the change in fair value of warrant liabilities, which amounted to a gain of $0.3 million in 2009 compared to a gain of $5.7 million in 2008, the impairment losses on intangibles, which amounted to $1.1 million in 2009 compared to $9.8 million in 2008, and the other-than-temporary impairment of marketable securities, which amounted to $185,000 in 2009 compared to $1.4 million in 2008, the loss from continuing operations declined by $24.6 million. The improvement was driven primarily by a $19.1 million decrease in general and administrative expenses, from the streamlining of operations as discussed above, a $3.4 million decrease in research and development costs, a $521,000 decrease in interest expense and $1.2 million decrease in cost of healthcare services. These improvements were partially offset by $4.5 million decline in revenues, a $330,000 loss on early extinguishment of debt, a $160,000 gain on the sale of marketable securities, and a $137,000 increase in interest income.

The year over year decline of $4.5 million in total revenues as of December 31, 2009 resulted mainly from the streamlining of our healthcare services operations as we continue to increase our focus on managed care opportunities and reposition ourselves in the marketplace. Included in the loss from continuing operations before provision for taxes for the year ended December 31, 2009 and December 31, 2008 were consolidated non-cash charges for depreciation and amortization expense of $1.3 million and $1.9 million, debt discount amortization of $330,000, and $0, and stock-based compensation expense of $4.6 million and $9.1 million, respectively.

In 2009, our loss before provision for income taxes included a $1.1 million impairment charge and a $185,000 other-than-temporary loss on marketable securities. The 2008 loss before provision for income taxes included a $9.8 million goodwill impairment charge, and a $1.4 million other-than-temporary loss on marketable securities. Additionally, the 2009 results reflect $4.6 million in share-based expense compared to $9.1 million in 2008. Excluding the impact of these charges, the loss before provision for income taxes decreased by $10.3 million in 2009 when compared to 2008.

The decline in total revenues resulted mainly from the impact of streamlining of our healthcare services operations during 2008 and 2009 to increase our focus on managed care opportunities, including the elimination of field and regional sales personnel and termination of our management services agreement associated with our managed treatment center in Dallas, Texas.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2009 and 2008:

(In thousands)	For the year ended December 31,
	2009	2008

Healthcare services	$(15,642)	$(38,878)
Behavioral health	(3,947)	(5,374)
Loss from continuing operations before
provision for income taxes	$(19,589)	$(44,252)

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2009 and 2008:

(In thousands, except patient treatment data)	For the year ended December 31,
	2009	2008
Revenues
U.S. licensees	$559	$2,817
Managed treatment centers	837	2,006
Other revenues	134	1,251
Total healthcare services revenues	$1,530	$6,074

Operating expenses
Cost of healthcare services	$509	$1,718
General and administrative expenses
Salaries and benefits	5,443	18,183
Other expenses	9,485	13,502
Research and development	-	3,370
Impairment losses	355	9,775
Depreciation and amortization	1,165	1,861
Total operating expenses	$16,957	$48,409

Loss from operations	$(15,427)	$(42,335)
Interest and other income	941	804
Interest expense	(1,142)	(1,663)
Loss on extinguishment of debt	(330)	-
Gain on the sale of marketable securities	160	-
Other than temporary impairment on
marketable securities	(185)	(1,428)
Change in fair value of warrant liabilities	341	5,744
Loss before provision for income taxes	$(15,642)	$(38,878)

PROMETA patients treated
U.S. licensees	117	504
Managed treatment centers	85	148
Other	11	69
	213	721

Average revenue per patient treated (a)
U.S. licensees	$4,386	$5,412
Managed treatment centers	6,196	9,041
Other	-	8,449
Overall average	5,511	6,455

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenue decreased by $4.5 million in the year ended December 31, 2009 compared to the same period in 2008,  primarily due to our decision to streamline our operations and focus on managed care opportunities in our behavioral health segment. We exited unprofitable territories and made significant reductions in field and regional sales personnel in our licensing operations, curtailed our managed treatment center operations (including terminating the management services agreements associated with our managed treatment center in Dallas, Texas) and shut-down of our international operations. These actions resulted in a decline in licensed sites contributing to revenue and in the number of patients treated. The number of licensed sites that contributed to revenues in 2009 decreased from 84 to 29 and the number of patients treated decreased by 70% in 2009 compared to 2008. The average revenue per patient treated at U.S. licensed sites and managed treatment centers decreased in 2009 compared to 2008, due to higher average discounts granted because of the economic downturn. Our revenue may decline further in 2010 due to the uncertain economy. We are making ongoing efforts to reduce operating expenses which may result in exiting additional revenue generating territories.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects the decrease in revenues from this treatment center.

General and Administrative Expenses

General and administrative expense includes share-based compensation expense and costs associated with streamlining our operations, which amounted to $14.9 million for the year ended December 31, 2009, compared to $31.7 million for the same period in 2008. Excluding such costs, total general and administrative expense decreased by $12.6 million in 2009 when compared to 2008, due to reductions in all expense categories, but mainly to decreases in salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our behavioral health segment.

Research and Development and Pilot Programs

Clinical studies undertaken were substantially completed in 2008 and no research and development expense was recognized during 2009. In addition, we agreed to terminate funding for the grant that supported a research study on alcohol-dependent subjects as the site had been unable to recruit patients with the desired clinical profile in a timely manner and in light of the two additional alcohol studies that had been completed. Such expenses totaled $3.4 million in 2008.

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

Impairment Losses

Impairment charges for the year ended December 31, 2009 included $122,000 for assets related to our managed treatment center in Dallas, Texas, when we terminated the management services agreement and $233,000 for intellectual property related to additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating, both of which resulted from impairment testing as of March 31, 2009.

Interest and Other Income

Interest and other income for the year ended December 31, 2009 increased by $137,000 compared to the same period in 2008 due to decreases in the invested balance of marketable securities and a decrease in interest rates, partially offset by the value of a put option associated with our auction rate securities (ARS).

Interest Expense

Interest expense for the year ended December 31, 2009 decreased by $521,000 compared to the same period in 2008 due to lower average debt balances on both our senior secured note and UBS line of credit, and by the effect of lower interest rates during this same period.

Losses from Extinguishment of Debt

We recognized $330,000 in losses on extinguishment of debt during the year ended December 31, 2009, resulting from pay-downs of $1.4 million and $318,000 on our senior secured note in February and September 2009, respectively. Such losses included accelerated amortization of debt discount totaling $208,000 for the year ended December 31, 2009.

Gain on the Sale of Marketable Securities

In August 2009, $1.1 million of our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million and a gain of approximately $160,000.

Other than Temporary Loss on Marketable Securities

Impairment charges of $185,000 related to certain of our ARS were recognized during the year ended December 31, 2009. The charges were based on valuations of the securities performed by management at each balance sheet reporting date in 2009, including December 31, 2009, and were deemed necessary after an analysis of other-than-temporary impairment factors, most notably, the likelihood that we will be required to sell the ARS before they recover in value.

Change in Fair Value of Warrant Liabilities

We issued warrants in connection with our registered direct stock placements completed in November 2007 and September 2009, and the amended and restated senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (FASB) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $341,000 for the year ended December 31, 2009, compared to a net gain of $5.7 million for the same period in 2008.

Behavioral Health

Our behavioral healthcare services commenced in 2008. The following table summarizes the operating results for behavioral health for the years ended December 31, 2009 and 2008:

	For the year ended
(in thousands)	December 31,
	2009	2008

Revenues	$-	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$2,651	$3,209
Other expenses	455	2,165
Impairment charges	758	-
Depreciation and amortization	83	-
Total operating expenses	$3,947	$5,374

Loss before provision for income taxes	$(3,947)	$(5,374)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues

Revenues in 2009 and 2008 were insignificant as we were in the process of launching this segment of the business.

General and Administrative Expenses

Total general and administrative expenses decreased by $2.3 million in 2009 when compared to 2008, due mainly to a $1.2 million reduction in consulting and outside services expense, a $558,000 decrease in salaries and a $515,000 decline in other general expenses.

Impairment Losses

After performing a quarterly impairment analysis at the end of the first quarter of 2009, we determined that the carrying value of software related to our disease management program was not recoverable and was fully impaired. We recognized an impairment charge of $758,000 related to this capitalized software in the first quarter of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2009 consisted of depreciation of the capitalized software prior to the impairment discussed above. There was no depreciation during the same periods in 2008.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 29, 2010, we had cash on hand of approximately $1.9 million. At presently anticipated rates of spending, we will need to obtain additional funds within the next 90 days to avoid drastically curtailing or ceasing our operations. We continue to explore alternative ways to raise capital and settle our obligations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care program and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each quarter of 2009, management has taken actions that have resulted in reducing annual operating expenses. These efforts have resulted in reductions in operating expenses of approximately $33 million from 2008 levels. The actions we took included elimination of certain positions in our licensee and managed treatment center operations and related corporate support personnel, curtailment of our international operations, a reduction in certain support and occupancy costs, a reduction in outside consultant expense and overall reductions in overhead costs. In addition, we took further actions throughout 2009 to streamline our operations and increase the focus on managed care opportunities. Also, we have renegotiated certain leasing and vendor agreements to obtain more favorable terms. We have negotiated and plan to negotiate settlements for outstanding liabilities. We have exited certain markets in our licensee operations that we have determined will not provide short-term profitability.

We may exit additional territories in our licensee operations and further curtail or restructure our company managed treatment center to reduce costs if management determines that those territories will not provide short-term profitability.

Subsequent to year-end we settled claims for outstanding payables in the amount of $1,235,000 by issuing 5,455,000 shares of our common stock. Such settlement was approved by the court pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended.

In September 2009, we raised approximately $7 million in a registered direct equity financing with select institutional investors. We are pursuing additional new Catasys contracts and additional capital.

 In February 2008, the market for ARS effectively ceased when the vast majority of auctions failed and prevented holders from selling their investments. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or does not exist. In October 2008, UBS made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. The rights offering permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012 if the securities are not earlier redeemed or sold. We accepted this offer in November 2008. Because of our ability to sell the ARS under the UBS rights offering, the ARS investments have been classified in current assets at December 31, 2009. In August 2009, $1.1 million of our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million and a gain of approximately $160,000. As discussed below in Capital Structure & Financing Activities, all of the proceeds were used to pay down the UBS line of credit facility.

As part of the rights offering, UBS provided to us a line of credit equal to 75% of the market value of the ARS until they are purchased by UBS. At December 31, 2009, we had $6.5 million of outstanding borrowing under the UBS line of credit that is payable on demand and is secured by the ARS. We granted additional redemption rights in connection with the amendment of the senior secured note that would require us to use any margin loan proceeds in excess of $5.8 million to pay down the principal amount of the senior secured note. The line of credit has certain restrictions described in the UBS rights offering prospectus.

Cash Flows

We used $13.4 million of cash for continuing operating activities during the year ended December 31, 2009, compared to $24 million during the same period in 2008. Use of funds in operating activities include general and administrative expense, excluding share-based expense, provision for doubtful accounts and loss on disposition of assets, the cost of healthcare services revenue and research and development costs, which totaled approximately $6.4 million in 2009, compared to $15.6 million in 2008. The decrease in net cash used reflects the decline in such expenses, resulting mainly from our efforts to streamline operations, as described above.

Capital expenditures in 2009 were $40,000, compared to $993,000 in 2008. During 2008, we expended approximately $993,000 in capital expenditures for the development of our information systems and other equipment needs. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, our current plans call for expending cash at a rate of approximately $650,000 per month, excluding short-term debt, non-current accrued liability payments and the impact of management’s plans for additional cost reductions.

On September 17, 2009, we completed a registered direct placement with select institutional investors, in which we issued an aggregate of 9,333,000 shares of common stock at a price of $0.75 per share, for gross proceeds of approximately $7 million. We also issued three-year warrants to purchase an aggregate of approximately 2,333,000 additional shares of our common stock at an exercise price of $0.85 per share. The fair value of the warrants at the date of issue was estimated at $814,000, and this portion of the proceeds was accounted for as a liability since accounting rules require us to presume a cash settlement of the warrants because there is a requirement to deliver registered shares of stock upon exercise, which is considered outside our control. We incurred approximately $883,000 in fees to placement agents and other transaction costs in connection with the transaction, which includes approximately $184,000 relating to 560,000 warrants issued to placement agents, representing the estimated fair value on the date of issue. These warrants are also being accounted for as liabilities on our consolidated balance sheet.

Senior Secured Note

In January 2007, to finance our acquisition of a majority controlling interest in CompCare, we entered into a securities purchase agreement pursuant to which we sold to Highbridge International LLC (Highbridge) (a) $10 million original principal amount of a senior secured note and (b) warrants to purchase up to approximately 250,000 shares of our common stock (adjusted to 285,185 shares as of December 31, 2007). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007, and originally matured on January 15, 2010, The note was redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and was originally redeemable at the option of Highbridge beginning on July 18, 2008.

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

On July 31, 2008, we amended the note to extend, from July 18, 2008 to July 18, 2009, the optional redemption date exercisable by Highbridge for the $5 million remaining under the  note, and remove certain restrictions on our ability to obtain a margin loan on our ARS. In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including, without limitation, the conversion of some or all of our ARS into cash. We also granted Highbridge a right of first refusal relating to the disposition of our ARS and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share. The expiration date of the warrant was amended to five years from the amendment date and is exercisable for 1.3 million shares of our common stock at a price per share of $2.15, priced off of the $2.14 closing price of our common stock on July 22, 2008. The terms of the amended warrant required that it be accounted for as a liability in accordance in FASB accounting rules and the fair value amounted to $1.8 million at the date of amendment. The interest terms of the note remained unchanged at a rate of prime plus 2.5%, which amounted to a current interest rate at December 31, 2009 of 5.75% and the note is classified in short-term liabilities on our consolidated balance sheet.

On August 11, 2009, we amended and restated the senior secured note with Highbridge to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. If we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date.

During the year ended December 31, 2009, we drew down additional proceeds under the UBS line of credit facility, and used the proceeds to reduce the principal balance on our senior secured note with Highbridge. We made an additional $318,000 pay down on the senior secured note in September 2009, using proceeds that we received from the registered direct stock financing that was completed in the same month. We recognized losses of $330,000 on extinguishment of debt resulting from these pay downs, which are included in our loss from continuing operations for the year ended December 31, 2009.

The senior secured note restricts any new debt offerings other than unsecured subordinated debt calling for principal payments beyond the maturity of the senior secured note  (July 15, 2010) and an interest rate that is not greater than the senior secured note rate (prime plus 2.5%). The new debt cannot have call rights during the senior secured note term and Highbridge must consent to the issuance of new debt.

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

UBS Line of Credit

As discussed above in Liquidity and Going Concern, UBS made a rights offering to its clients in October 2008, pursuant to which we are entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS has provided us a line of credit, subject to certain restrictions as described in the rights prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

As of December 31, 2009, the outstanding balance on our line of credit was $6.5 million. In August 2009, we paid down $1.3 million on the UBS line of credit, using 100% of the proceeds received from the redemption of certain ARS by the issuer, at par. The loan is subject to a rate of interest based upon the current 90-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is carried in short-term liabilities on our consolidated balance sheet.

Contractual Obligations and Commercial Commitments

The following table sets forth a summary of our material contractual obligations and commercial commitments as of December 31, 2009 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Outstanding debt obligations	$9,932	$9,932	-	-	-
Capital lease obligations	119	65	54	-	-
Operating lease obligations	1,726	1,533	193	-	-
Clinical studies	1,473	1,473	-	-	-
Total	$13,250	$13,003	$247	$-	$-

Off-Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements.

Effects of Inflation

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). GAAP require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the impairment assessments for intangible assets, valuation of marketable securities and estimation of the fair value of warrant liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Share-based expense

Commencing January 1, 2006, we implemented the changes that the FASB issued related to the accounting for stock options, on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We account for the issuance of stock, stock options and warrants for services from non-employees based on an estimate of the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2009 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2009, 2008 and 2007 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

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

We performed an impairment test on intellectual property as of December 31, 2009 and after considering numerous factors, including a valuation of the intellectual property by an independent third party, we determined that the carrying value of certain intangible assets was recoverable and did not exceeded the fair value. As previously reported, we had recorded impairment charges totaling $355,000 for certain intangible assets as of March 31, 2009. These charges included $122,000 for intangible assets related to our managed treatment center in Dallas, Texas, and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to our intellectual property assets. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed additional impairment tests on intellectual property at each quarter-end date in 2009 and determined that no additional impairment charges were necessary. We will continue to review these assets for potential impairment each reporting period.

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

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it represents an other-than-temporary decline in value. In making our determination for each investment, we consider the following factors:

●	How long and by how much the fair value of the investments have been below cost;
●	The financial condition of the issuers;
●	Any downgrades of the investment by rating agencies;
●	Default on interest or other terms; and
●	Our intent and ability to hold the investments long enough for them to recover their value.

Since there have been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist as of December 31, 2009 and un-observable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received if we sold our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.

Based on the valuation models and methodologies, and consideration of other factors, for the year ended December 31, 2009, we recognized approximately $185,000 in other-than-temporary decline in value related to our investment in certain ARS. We also recognized temporary increases in value of approximately $160,000 related to our investment in certain other ARS for the year ended December 31, 2009, based on the estimated fair value as determined by management. Other-than-temporary declines in value are reflected as a non-operating expense in our consolidated statements of operations, whereas subsequent increases in value are reflected in stockholders’ equity on our consolidated balance sheets. While our valuation model includes inputs based on observable measures (credit quality and interest rates) and un-observable inputs, we determined that the un-observable inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Warrant Liabilities

We issued warrants in connection with the registered direct placements of our common stock in November 2007 and September 2009, and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to a net gain of $341,000 in 2009 compared to net gain of $5.7 million in 2008.

Recent Accounting Pronouncements

Recently Adopted

On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASUs). ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

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

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on our consolidated financial statements.

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

On April 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes did not have any impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included in the notes to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all in the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.

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

Recently Issued

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

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

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls

As part of our financial reporting process for the annual period ended December 31, 2009, management became aware of a potential incorrect reporting of our long-term warrant liabilities and net loss as reported in our Form 10-Q for the period ended September 30, 2009.  Management subsequently determined the reporting was incorrect. We evaluated, with the participation of our chief executive officer, chief financial officer and chief operating officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation we have determined that there was a material weakness in our disclosure controls with respect to the interpretation of contractual language associated with warrant liabilities which lead to the improper reporting of an adjustment to the warrant liability in the aforementioned Form 10-Q. Management has taken steps to remediate this weakness and has reflected the correction of these errors in this report. Except for the previously mentioned material weakness, which has been remediated, management believes that its system of disclosure controls and procedures as of the end of the period covered by this report are effective in connection with the preparation of this report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) and for assessing the effectiveness of our internal control over financial reporting. Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with United States generally accepted accounting principles (GAAP).

There were no changes in our internal controls over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on this assessment, our management identified a material weakness in our internal control over financial reporting reconciling our warrant liabilities with the contractual requirements for such warrants.  This resulted in an incorrect adjustment to warrant liabilities that was reported in our Form 10-Q for the period ended September 30, 2009.

The error was detected by management as part of our annual 2009 financial reporting process and corrected with our filing of Form 10-Q/A dated April 13, 2010. Management has remediated the material weakness in our internal controls by supplementing the processes for review of legal documents supporting modifications to debt or equity instruments.

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

This annual report does not include an attestation report of our independent auditors regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent auditors pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report, for the fiscal year ended December 31, 2009. The aforementioned report is incorporated by reference into this filing.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at December 31, 2009.  Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board.  Each current director is serving a term that will expire at the Company's next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	50	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	40	Director, President and Chief Operating Officer	2003

Christopher S. Hassan	49	Chief Strategy Officer

Maurice S. Hebert	47	Chief Financial Officer

Andrea Grubb Barthwell, M.D.	55	Director, Chair of Compensation Committee, Member of the Audit and Nominations & Governance Committees	2005

Marc G. Cummins	50	Director, Member of the Audit Committee	2004

Jay A. Wolf	36	Director, Chair of Audit Committee, Chair of Nominations and Governance Committee, Member of Compensation Committee	2008

Terren S. Peizer is the founder of our company and has served as our chief executive officer and chairman of our Board of Directors since our inception in February 2003.  He has served as Managing Director of Socius Capital Partners, LLC, since September 2009. Mr. Peizer has served on the board of Xcorporeal, Inc. since August 2007 and was executive chairman until October 2008. Mr. Peizer also served as chief executive officer of Clearant, Inc., a company which he founded in April 1999 to develop and commercialize a universal pathogen inactivation technology, until October 2003. He served as chairman of its board of directors from April 1999 to October 2004 and as a director until February 2005. In addition, from June 1999 through May 2003 he was a director, and from June 1999 through December 2000 he was chairman of the board, of supercomputer designer and builder Cray Inc., a NASDAQ Global Market company. Mr. Peizer has been the largest beneficial stockholder and has held various senior executive positions with several technology and biotech companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, and investor relations. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Richard A. Anderson has more than fifteen years of experience in business development, strategic planning and financial management. He has served as a director since July 2003 and an officer since April 2005. He was the chief financial officer of Clearant, Inc. from November 1999 until March 2005, and served as a director from November 1999 to March 2006.  Mr. Anderson was previously a director and founding member of PriceWaterhouseCoopers LLP’s, Los Angeles office transaction support group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

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

Maurice S. Hebert has 23 years of experience as a financial executive, including 14 years within the insurance/risk industry.  Mr. Hebert served as our chief financial officer from November 2008 until January 2010.  From October 2006 until his appointment as our chief financial officer, Mr. Hebert served as our vice president and corporate controller.  From April 2005 to October 2006, Mr. Hebert served as corporate controller and principal accounting officer at Health Net, Inc. in Woodland Hills, CA. From October 2003 to April 2005, he was with Safeco Corporation in Seattle, WA, most recently as senior vice president & controller and principal accounting officer. From 1993 to 2003, Mr. Hebert was with AIG SunAmerica in Woodland Hills, CA, most recently as vice president & controller-life insurance companies. Mr. Hebert received a B.S. in Accounting from Louisiana State University.

Andrea Grubb Barthwell, M.D., F.A.S.A.M., is the founder and Chief Executive Officer of the global health care and policy-consulting firm EMGlobal LLC and Director at Two Dreams Outer Banks Treatment Center.  President George W. Bush nominated Dr. Barthwell in December 2001 to serve as Deputy Director for Demand Reduction in the Office of National Drug Control Policy (ONDCP).  The United States Senate confirmed her nomination on January 28, 2002.  As a member of the President's sub-cabinet, Dr. Barthwell was a principal advisor in the Executive Office of the President (EOP) on policies aimed at reducing the demand for illicit drugs. Dr. Barthwell received a Bachelor of Arts degree in Psychology from Wesleyan University, where she serves on the Board of Trustees, and a Doctor of Medicine from the University of Michigan Medical School.  Following post-graduate training at the University of Chicago and Northwestern University Medical Center, she began her practice in the Chicago area.  Dr. Barthwell served as President of the Encounter Medical Group (EMG, an affiliate of EMGlobal), was a founding member of the Chicago Area AIDS Task Force, hosted a weekly local cable show on AIDS, and is a past president of the American Society of Addiction Medicine.  Dr. Barthwell received the Betty Ford Award, given by the Association for Medical Education and Research in Substance Abuse and has been named by her peers as one of the "Best Doctors in America" in addiction medicine.

Marc G. Cummins is a managing partner of Prime Capital, LLC, a private investment firm focused on consumer companies.  Prior to founding Prime Capital, Mr. Cummins was managing partner of Catterton Partners, a private equity investor in consumer products and service companies with more than $1 billion of assets under  management. Prior to joining Catterton in 1998, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette Securities Corporation where he was managing director of the Consumer Products and Specialty Distribution Group, and was also involved in leveraged buyouts, private equity and high yield financings.  Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. He also received an M.B.A. in Finance with honors from The Wharton School at University of Pennsylvania.

Jay A. Wolf has served as a director since June 2008.  He is the founder and principal of Wolf Capital LP an investment advisory firm he formed in October 2009 to focus on small cap public companies. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital LLC, an activist hedge fund focused on micro-cap public companies. During his work at Trinad, Mr. Wolf assisted distressed and early stage public companies through active board participation, the assembly of management teams and business and financial strategies. Prior to his work at Trinad, Mr. Wolf served as executive vice president of Corporate Development for Wolf Group Integrated Communications Ltd. Prior to that, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firm’s senior debt department and subsequently for Trillium Growth Capital, the firm’s venture capital fund. Mr. Wolf currently also sits on the boards of Xcorporeal, Inc. (XCR), Zoo Entertainment, Inc. (ZOOE) and NorthStar Systems, Inc. Mr. Wolf is also a member of the board of governors at Cedars-Sinai Hospital. He is a former director of Asianada, Inc., ProLink Holdings Corp., Mandalay Media, Inc., Atrinsic, Inc., Shells Seafood Restaurants, Inc., Optio Software, Inc., Xcorporeal Operations, Inc., Zane Acquisition I, Inc., Zane Acquisition II, Inc., Starvox Communications, Inc. and Noble Medical Technologies, Inc. Mr. Wolf received his B.A from Dalhousie University.  Mr. Wolf was chief operating officer and chief financial officer of Starvox Communications, Inc. from March 2005 to March 2007.  On March 26, 2008, StarVox Communications, Inc. filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose.  Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, on September 2, 2008.  Mr. Wolf’s broad range of investment and operations experience, which includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions advisory work and public equity investments, equip him with the qualifications and skills to serve on our board of directors.

Involvement in certain legal proceedings

None of our directors or executive officers has, during the past five years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) beneficial ownership reporting compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (Exchange Act), requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission (SEC), initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

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

Audit committee

The audit committee consists of three directors, Mr. Wolf, Dr. Barthwell and Mr. Cummins. The Board of Directors has determined that each of the members of the audit committee are independent as defined by the applicable Nasdaq rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and Messrs. Wolf and Cummins qualify as audit committee financial experts as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

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

COMPENSATION COMMITTEE REPORT

The following report of the compensation committee does not constitute soliciting material and should not be deemed filed or incorporated by reference into any of our other filings under the Securities Act , or the Exchange Act.

The compensation committee has reviewed and discussed the Compensation Discussion and Analysis for fiscal year 2009.  Based on its review and discussions with management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis section be included in this report.

This report is submitted by:

Andrea Grubb Barthwell, M.D., Chair of Compensation Committee

Dated: March 29, 2010

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2009 and 2008 fiscal years.

							Non-
						Non-	Qualified	All
						Equity	Deferred	Other
					Option	Incentive	Compen	Compen-
Name and				Stock	Awards	Compen	sation	sation
Principal Position	Year	Salary	Bonus	Awards	(1)	sation	Earnings	(2)		Total

Terren S. Peizer,	2009	450,000	-	-	468,450	-	-	11,969	(3)	930,419
Chairman & Chief	2008	450,000	-	-	1,258,917	-	-	52,271	(3)	1,761,188
Executive Officer

Richard A. Anderson,	2009	350,000	-	-	436,112	-	-	20,489		806,601
President and	2008	320,262	25,000	-	522,064	-	-	44,838		912,164
Chief Operating Officer

Christopher S. Hassan,	2009	302,377	-	-	214,911	-	-	17,754		535,041
Chief Strategy Officer	2008	290,005	-	-	408,960	-	-	16,071		715,036

Gary Ingenito	2009	275,000	25,000	-	96,181	-	-	14,584		410,765
Senior Vice President -	2008	275,000	40,000	-	125,500	-	-	13,111		453,611
Scientific Affairs

Maurice S. Hebert,	2009	240,000	-	-	128,499	-	-	14,491		382,990
Chief Financial Officer	2008	195,577	-	-	141,857	-	-	15,461		352,895

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2009 and 2008 for stock option awards granted to the executive officers in accordance with FASB accounting rules. The grant-date fair values of stock options are calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. See notes to the consolidated financial statements in this report for further information on the assumptions used to value stock options granted to executive officers.

(2)	Includes group life insurance premiums and medical benefits for each officer.
(3)	Includes $11,969 in 2009 and $51,864 in 2008 for automobile allowance, including tax gross-ups.

Executive employment agreements

Chief executive officer

We entered into a five-year employment agreement with our chairman and chief executive officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renewed for an additional five years upon completion of the initial term. Mr. Peizer currently receives an annual base salary of $450,000, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, and a car allowance of $2,500 per month, grossed up for taxes. He was also granted options in 2003 to purchase 1,000,000 shares of our common stock at ten percent above the fair market value on the date of grant, vesting 20% each year over five years.  In 2008 and 2009,  Mr. Peizer was granted additional stock options to purchase 1,000,000 and 959,000 shares of our common stock, respectively, at ten percent above the fair market value on the date of grant, vesting over three years. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and chief operating officer, chief strategy officer

We entered into four-year employment agreements with our president and chief operating officer, Richard A. Anderson and our chief strategy officer Christopher S. Hassan effective April 19, 2005 and July 27, 2006, respectively.    Mr. Anderson currently receives an annual base salary of $350,000, and Mr. Hassan receives an annual base salary of $302,377, each with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Their compensation will be adjusted each year by an amount not less than the CPI. They each receive executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Upon employment, Mr. Anderson was granted options to purchase 280,000 shares of our common stock, in addition to the 120,000 options previously granted to him as a non-employee member of our Board of directors, and Mr. Hassan was granted options to purchase 400,000 shares of our common stock. Each of the options was granted at the fair market value on the date of grant, vesting 20% each year over five years. Mssrs. Anderson and Hassan were granted additional options to purchase shares of our common stock in 2008 and 2009, as set forth in the table below, at the fair market value on the date of grant, vesting over three years. The options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mssrs. Anderson and Hassan each will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless they become eligible for coverage under another employer's plan. If either is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release they will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

Chief financial officer

We entered into an employment agreement with Maurice Hebert on November 12, 2008, which provided for Mr. Hebert to receive an annual base salary of $240,000, with annual bonuses targeted at 40% of his base salary based on his performance and the operational and our financial performance. Mr. Hebert received executive benefits including group medical and dental insurance, and long-term disability insurance and participation in our 401(k) plan and employee stock purchase plan. On the date of the employment agreement, Mr. Hebert was granted options to purchase 100,000 shares of our common stock at an exercise price of $0.59 per share, the fair market value on the date of grant, vesting monthly over three years from the date of grant. Mr. Hebert resigned as our chief financial officer in January 2010.

Confidentiality agreements

Each employee is required to enter into a confidentiality agreement. These agreements provide that for so long as the employee works for us, and after the employee's termination for any reason, the employee may not disclose in any way any of our proprietary confidential information.

Limitation on liability and indemnification matters

Our certificate of incorporation and bylaws limit the liability of directors and executive officers to the maximum extent permitted by Delaware law. The limitation on our directors' and executive officers' liability may not apply to liabilities arising under the federal securities laws. Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and executive officers pursuant to our certificate of incorporation and bylaws, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

At present, there is no pending material litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

OUTSTANDING EQUITY AWARDS AT LAST FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2009.

Option Awards							Stock Awards
										Equity
										Incentive
									Equity	Plan
									Incentive	Awards:
								Market	Plan	Market
				Equity			Number	Value	Awards:	or Payout
				Incentive			of	of	Number	Value of
				Plan			Shares	Shares	of	Unearned
				Awards:			or	or	Unearned	Shares,
				No. of			Units	Units	Shares,	Units, or
	Number of		Number of	Securities			of	of	Units, or	Other
	Securities		Securities	Underlying			Stock	Stock	Other	Rights
	Underlying		Underlying	Unexer-			That	That	Rights	That
	Unexercised		Unexercised	cised	Option		Have	Have	That	Have
	Options (#)		Options (#)	Unearned	Exercise	Option	Not	Not	Have Not	Not
	Exercisable		Unexer-	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)		cisable	(#)	($)	Date	(#)	($)	(#)	(#)
Terren S. Peizer	1,000,000		-	-	$ 0.31	09/29/13	-	-	-	-
	389,992		70,008	-	0.31	02/07/18	-	-	-	-
	300,000		240,000	-	0.31	06/20/18	-	-	-	-
	106,556		852,444	-	0.48	10/27/19	-	-	-	-
	1,796,548		1,162,452				-

Richard A. Anderson	120,000		-	-	0.28	09/29/13	-	-	-	-
	204,000		51,000	-	0.28	04/28/15	-	-	-	-
	15,000		10,000	-	0.28	07/27/16	-	-	-	-
	248,463		44,537	-	0.28	02/07/18	-	-	-	-
	191,380		153,120	-	0.28	06/20/18	-	-	-	-
	55,333		442,667	-	0.44	10/27/19	-	-	-	-
	834,176		701,324

Christopher S. Hassan	240,000		160,000	-	4.77	07/27/16	-	-	-	-
	165,410		29,590	-	2.65	02/07/18	-	-	-	-
	127,780		102,220	-	2.63	06/20/18	-	-	-	-
	533,190		291,810

Maurice Hebert	54,000		36,000	-	0.28	11/15/16	-	-	-	-
	52,216		10,284	-	0.28	02/07/18	-	-	-	-
	36,756		36,744	-	0.28	06/20/18	-	-	-	-
	36,114		63,886	-	0.59	11/10/18	-	-	-	-
	6,667		113,333	-	0.44	10/27/19	-	-	-	-
	185,753		260,247

Gary Ingenito	150,000		58,333	-	0.28	02/04/18	-	-	-	-
	44,448		61,108	-	0.62	10/28/18	-	-	-	-
	22,000	(2)	-	-	0.31	03/04/19	-	-	-	-
	14,444		122,778	-	0.44	10/27/19	-	-	-	-
	230,892		242,219

(1)
The unvested stock options granted on February 7, 2008, June 20, 2008, November 10, 2008, and October 29, 2009 vest monthly over a thirty-six month period from the date of grant. All other awards vest 20% each year over five years from the date of grant.

(2)	Options granted on March 6, 2009 vested immediately.

OPTIONS EXERCISED IN 2009

There were no options exercised by any of our named executive officers, and no restricted stock held or vested, in 2009.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2009.

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

If Mr. Hebert had been terminated without good cause or resigned for good reason, he would have received a lump sum of $336,000, based upon one year's salary plus the full targeted bonus of 40% of base salary.

If Dr. Ingenito’s employment had been terminated without good cause, he would have to be notified in writing at least four months prior to the expected termination date.

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

If either Mr. Hassan or Mr. Anderson been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $787,500 for Mr. Anderson and $680,348 for Mr. Hassan, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $25,000 each.

If Mr. Hebert had resigned for good reason following a change in control, he would have received a lump sum of $336,000, based upon one year's salary plus the full targeted bonus of 40% of base salary.  In addition, medical benefits would continue for up to one year, provided that medical insurance coverage will terminate sooner if Mr. Hebert becomes eligible for coverage under another employer’s plan.

If Dr. Ingenito had been terminated without good cause all of his unvested stock options will vest immediately, and remain exercisable for a period of three years, as stated above.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2009. Except as set forth in the table, during 2009, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

				Non-	Non-
	Fees			equity	qualified
	earned			incentive	deferred	All
	or paid		Option	plan	compen-	other
	in cash	Stock	awards	compen-	sation	compen-
Name	(1)	awards	(2)(3)	sation	earnings	sation	Total
Marc Cummins	$22,000	$-	$164,583	$-	$-	$-	$186,583
Andrea Grubb Barthwell, MD	25,000	-	128,567	-	-	-	153,567
Steven Kriegsman	14,000	-	-	-	-	-	14,000
Jay Wolf	25,500	-	58,525	-	-	-	84,025

Notes to director compensation table:

(1)	Except for $3,750 paid to Mr. Kriegsman in cash for fees earned in a prior period, these are fees earned in 2009 but not yet paid.
(2)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2009 for non-employee director stock options granted in 2009 and in previous years, in accordance with FASB accounting rules. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements in this report for further information on the assumptions used to value stock options granted to non-employee directors.

(3)
There were a total of 1,500,000 stock options granted to non-employee directors outstanding at December 31, 2009 with an aggregate grant date fair value of $1,624,817, the last of which will vest in October 2012.  The grant date fair value of stock option awards is calculated based on the Black-Scholes stock option valuation model utilizing the assumptions discussed in Note 11 - Share-Based Compensation to the December 31, 2009 consolidated financial statements.  Outstanding equity awards, by non-employee directors as of December 31, 2009 were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding	outstanding
Marc Cummins	500,000	$662,190
Andrea Grubb Barthwell, MD	500,000	648,453
Jay Wolf	500,000	314,174

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

SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the shares of common stock beneficially owned as of March 4, 2010 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock,
(ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table set forth in the Executive Compensation section, and (iv) all such directors and officers as a group.

		Options &	Total
	Common	warrants	common
	stock	exercisable	stock	Percent
	beneficially	on or before	beneficially	of
Name of beneficial owner (1)	owned (2)	3/4/2010	owned	class (3)
Terren S. Peizer (4)	13,600,000	1,796,548	15,396,548	23.2%
Knoll Capital Management, LP (5)	4,160,646	1,600,562	5,761,208	8.7%
Enable Capital Management LLC (6)	4,666,667	1,166,667	5,833,334	8.8%
Enable Growth Partners L.P (7)	4,666,667	1,166,667	5,833,334	8.8%
Marc G. Cummins (8)	1,441,145	287,917	1,729,062	*
Richard A. Anderson	-	834,176	834,176	*
Christopher S. Hassan	-	533,190	533,190	*
Andrea Grubb Barthwell, M.D.	-	232,778	232,778	*
Maurice S. Hebert	-	185,753	185,753	*
Gary Ingenito	-	230,892	230,892	*
Jay A. Wolf	-	120,843	120,843	*
All directors and named executive officers as a group (8 persons)	15,041,145	4,222,096	19,263,241	29.0%

(1)	The mailing address of all individuals listed is c/o Hythiam, Inc., 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025, unless otherwise indicated.
(2)
The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On March 4, 2010, there were 66,378,296 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after December 31, 2009 is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)	13,600,000 shares are held of record by Bowmore, LLC and Reserva Capital, LLC, which is owned and controlled by Mr. Peizer.
(5)
Based on information provided on Schedule 13G filed with the SEC on January 29, 2010, by Fred Knoll, individually and as president of Knoll Capital Management LP and Europa International, Inc., 237 Park Avenue, 9th Floor, New York, New York 10166.

(6)	Includes 4,666,6667 shares and 1,166,667 warrants based on information provided on Schedule 13G filed with the SEC on September 24, 2009 and February 11, 2010, respectively.
(7)	Includes 4,666,6667 shares and 1,166,667 warrants based on information provided on Schedule 13G filed with the SEC on September 24, 2009 and February 11, 2010, respectively.
(8)
Includes 751,566 shares and 187,892 warrants held by CPS Opportunities, LLC, 167,015 shares and 41,754 warrants held by GPC LX1 LLC, 73,069 shares and 18,267 warrants held by Prime Logic 1 LLC, 52,192 shares and 13,048 warrants held by GPC 78 LLC, for which Mr. Cummins serves as investment manager and 175,081 shares held by Prime Logic Capital LLC, for which Mr. Cummins serves as managing partner.  Additionally, 100,000 shares are held of record by Bexley Partners, L.P., 23,000 by Cummins Children's Trust, 22,000 by

C.F. Partners, L.P., 35,000 by Mr. Cummins' wife Lisa Cummins. Mr. Cummins disclaims beneficial ownership of such shares.

Equity Compensation Plan

The information relating to our equity compensation plan required to be filed hereunder is included in Part IV, Item 15 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Either the audit committee or the Board approves all related party transactions. The procedure for the review, approval or ratification for related party transactions involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures and reviewing the details of major deals and transactions to ensure that they do not involve related transactions. Members of management have been informed and understand that they are to bring related party transactions to the audit committee or the Board for approval. These policies and procedures are evidenced in the audit committee charter and our code of ethics.

Certain Transactions

Lawrence Weinstein, M.D., senior vice president – medical affairs, is the sole shareholder of the Center To Overcome Addiction.(the Center), a California professional corporation. Under the terms of a management services agreement with the Center, we provide and perform all non-medical management and administrative services for the medical group. We also agreed to provide a working capital loan to the Center to allow for the medical group to pay for its obligations, including our management fees, equipment, leasehold build-out and start-up costs. As of December 31, 2009, the amount of loan outstanding was approximately $9.2 million, with interest at the prime rate plus 2%. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the stockholder or other third party.

Independence of the Board of Directors

Effective the beginning of business on Friday, February 26, 2010, our common stock is traded on the OTC Bulletin Board. The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and Hythiam, its senior management and its independent auditors, the Board has determined further that Messrs. Cummins, Wolf and Dr. Barthwell are independent under the listing standards of NASDAQ. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Hythiam, its senior management and its independent auditors since last making this determination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Rose, Snyder & Jacobs has served as our independent registered public accounting firm for our 2009 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2010 fiscal year unless the audit committee deems it advisable to make a substitution. The firm of BDO Seidman, LLP served as our independent registered public accounting firm from 2003 to our 2008 fiscal year.

Aggregate fees incurred by us for the fiscal years ended December 31, 2009 and 2008 by Rose, Snyder & Jacobs, BDO Seidman and other service providers were as follows:

	2009	2008
Audit fees	$262,475	$518,000
Audit-related fees	106,210	40,000
Tax fees	-	-
All other fees	-	-

The audit committee has considered whether the provision of non-audit services by Rose, Snyder & Jacobs and BDO Seidman is compatible with maintaining Rose, Snyder & Jacobs’ and BDO Seidman's independence.

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

All of the services provided by Rose, Snyder & Jacobs and BDO Seidman described above under the captions "Audit-related fees", "Tax fees", and “Other fees" were approved by our audit committee pursuant to our audit committee's pre-approval policies.

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

3.2	By-Laws of Hythiam, Inc., a Delaware corporation, incorporated by reference to exhibit of the same number of Hythiam, Inc.’s Form 8-K filed September 30, 2003.
4.1	Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2005.
10.1*	2003 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of Hythiam Inc.’s Form 8-K filed September 30, 2003.
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

10.9*
First Amendment to Management and Support Services Agreement Services Agreement between Hythiam, Inc. and David E. Smith, M.D. Medical Group, Inc., effective December 1, 2005, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2006.

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

10.12*	2007 Stock Incentive Plan, incorporated by reference to the Hythiam Inc.’s Revised Definitive Proxy on Form DEFR14A filed May 11, 2007.
10.13	Technology License and Administrative Services Agreement, incorporated by reference to exhibit of the same number to Hythiam, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.
10.14*
Amendment No. 2 to Consulting Services Agreement between Hythiam, Inc. and David E. Smith & Associates, a California professional corporation, incorporated by reference to exhibit of the same number to Hythiam, Inc.’s annual report on Form 10-K for the year ended December 31, 2008.

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

10.20
Securities Purchase Agreement between Hythiam, Inc. and Highbridge International, LLC, dated November 6, 2007, incorporated by reference to Exhibit 10.1 of Hythiam Inc.’s current report on Form 8-K filed November 7, 2007.

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

10.27*
Consulting Services Agreement between Hythiam, Inc. and Chuck Timpe, dated November 12, 2008, incorporated by reference to Exhibit 10.2 of the Hythiam Inc.’s current report on Form 8-K filed November 14, 2008.

10.28	Order for Settlement of Claims between Hythiam, Inc. and The Trinity Group-I, Inc., dated January 21, 2010.
10.29	Settlement Agreement between Hythiam, Inc. and Lincoln PO FBOP Limited Partnership, dated March 23, 2010.
10.30	Order Approving Stipulation for Settlement of Claims between Hythiam, Inc. and The Trinity Group-I, Inc., dated April 8, 2010.
14.1	Code of Conduct and Ethics, incorporated by reference to exhibit of the same number to the Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2003.
14.2	Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to exhibit of the same number to Hythiam Inc.’s annual report on Form 10-K for the year ended December 31, 2003.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm – Rose, Snyder & Jacobs.
23.2	Consent of Independent Registered Public Accounting Firm – BDO Seidman, LLP.

31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by the Chief Operating Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by the Chief Operating Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	April 13, 2010
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ JOHN V. RIGALI	Chief Financial Officer	April 13, 2010
John V. Rigali	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	April 13, 2010
Richard A. Anderson	and Director

/s/ JAY A. WOLF	Director	April 13, 2010
Jay A. Wolf

/s/ MARC G. CUMMINS	Director	April 13, 2010
Marc G. Cummins

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	April 13, 2010
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hythiam, Inc.

We have audited the accompanying consolidated balance sheet of Hythiam, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hythiam, Inc. and Subsidiaries as of December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2008 financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2009, as described in Note 11, and the adjustments to the 2008 financial statements to retrospectively apply the change in presentation for discontinued operations, as discussed in Note 12. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2008 financial statements of the Company other than with respect to the retrospective adjustments related to the change in composition of reportable segments and the change in presentation for discontinued operations and, accordingly, we do not express an opinion or any other form of assurance on the 2008 financial statements taken as a whole.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 9, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Hythiam, Inc.
Los Angeles, California

We have audited, before the effects of the adjustments to retrospectively reflect the changes in the composition of Hythiam, Inc.’s reportable segments described in Note 11 and apply the accounting for discontinued operations described in Note 12, the accompanying consolidated balance sheet of Hythiam, Inc. as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 (the 2008 consolidated financial statements before the effects of the adjustments discussed in Notes 11 and 12 are not presented herein). The 2008 financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2008 consolidated financial statements, before the effects of the adjustments to retrospectively reflect the changes in the composition of Hythiam, Inc.’s reportable segments described in Note 11 and apply the accounting for discontinued operations described in Note 12, present fairly, in all material respects, the financial position of Hythiam, Inc. at December 31, 2008, and the results of its operations and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively reflect the changes in the composition of Hythiam, Inc.’s reportable segments described in Note 11 and apply the accounting for discontinued operations described in Note 12 and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Rose, Snyder & Jacobs, a corporation of certified public accountants.

The accompanying 2008 financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ BDO Seidman, LLP
Los Angeles, California
March 31, 2009

HYTHIAM, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$4,595	$9,756
Marketable securities, at fair value	9,468	146
Restricted cash	-	24
Receivables, net	308	654
Prepaids and other current assets	989	357
Current assets of discontinued operations	-	3,053
Total current assets	15,360	13,990
Long-term assets
Property and equipment, net of accumulated depreciation of
$6,697 and $5,035, respectively	877	2,625
Intangible assets, net of accumulated amortization of
$1,702 and $1,250, respectively	2,658	3,257
Deposits and other assets	210	318
Marketable securities, at fair value	-	10,072
Non-current assets of discontinued operations	-	1,604
Total Assets	$19,105	$31,866

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,266	$3,396
Accrued compensation and benefits	941	1,476
Other accrued liabilities	2,431	2,082
Short-term debt	9,643	9,835
Current liabilities of discontinued operations	-	8,675
Total current liabilities	15,281	25,464
Long-term liabilities
Deferred rent and other long-term liabilities	46	127
Long-term debt	-	-
Warrant liabilities	1,089	156
Capital lease obligations	48	81
Non-current liabilities of discontinued operations	-	4,930
Total liabilities	16,464	30,758

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
65,283,000 and 54,965,000 shares issued and outstanding
at December 31, 2009 and December 31, 2008, respectively	7	6
Additional paid-in-capital	184,715	174,721
Accumulated other comprehensive income	696	-
Accumulated deficit	(182,777)	(173,619)
Total Stockholders' Equity	2,641	1,108
Total Liabilities and Stockholders' Equity	$19,105	$31,866

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008

Revenues
Healthcare services	$1,530	$6,074
Total revenues	1,530	6,074

Operating expenses
Cost of healthcare services	$509	$1,718
General and administrative expenses	18,034	37,059
Research and development	-	3,370
Impairment losses	1,113	9,775
Depreciation and amortization	1,248	1,861
Total operating expenses	20,904	53,783

Loss from operations	$(19,374)	$(47,709)

Non-operating income (expenses)
Interest & other income	941	804
Interest expense	(1,142)	(1,663)
Loss on extinguishment of debt	(330)	-
Gain on the sale of marketable securities	160	-
Other than temporary impairment of
marketable securities	(185)	(1,428)
Change in fair value of warrant liabilities	341	5,744

Loss from continuing operations before
provision for income taxes	(19,589)	(44,252)
Provision for income taxes	18	22
Loss from continuing operations	$(19,607)	$(44,274)

Discontinued operations:
Results of discontinued operations, net of tax	10,449	(6,144)

Net loss	$(9,158)	$(50,418)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.34)	$(0.81)
Discontinued operations	0.18	(0.11)
Net loss per share	$(0.16)	$(0.92)

Weighted number of shares outstanding	57,947	54,675

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

				Other
				Compre-
			Additional	hensive	Accumu-
(Dollars in thousands)	Common Stock		Paid-In	Income	lated
	Shares	Amt	Capital	(loss)	Deficit	Total

Balance at December 31, 2007	54,335,000	5	166,460	-	(123,201)	43,264

Common stock issued for outside services	601,000	1	1,665	-	-	1,666
Options and warrants issued for
employee and outside services	-	-	7,407	-	-	7,407
Common stock issued for employee stock
purchase plan	29,000	-	29	-	-	29
Warrants issued with debt (Note 1)	-	-	(1,380)	-	-	(1,380)
Common stock issuance expense
adjustment	-	-	540	-	-	540
Net loss	-	-	-		(50,418)	(50,418)
Balance at December 31, 2008	54,965,000	6	174,721	-	(173,619)	1,108

Common stock issued for outside services	914,000	-	265	-	-	265
Common stock issued in registered direct
placement, net of expenses	9,333,000	1	5,262	-	-	5,263
Options and warrants issued for
employee and outside services	-	-	4,421	-	-	4,421
Exercise of options and warrants	56,000	-	16	-	-	16
Common stock issued for employee stock
purchase plan	14,000	-	30	-	-	30
Net unrealized gain (loss) on marketable
securities available for sale	-	-	-	696	-	696
Net loss	-	-	-	-	(9,158)	(9,158)
Balance at December 31, 2009	65,282,000	$7	$184,715	$696	$(182,777)	$2,641

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)	Year ended December 31,
	2009	2008
Operating activities
Net loss	$(9,158)	$(50,418)
Adjustments to reconcile net loss to net cash used in
operating activities:
(Income)/Loss from Discontinued Operations	(10,449)	6,144
Depreciation and amortization	1,247	1,860
Amortization of debt discount and issuance costs included in
interest expense	798	1,122
Other than temporary impairment of marketable securities	185	1,428
Gain on sale of marketable securities	(159)	-
Provision for doubtful accounts	526	1,032
Deferred rent	151	(370)
Share-based compensation expense	4,621	9,084
Unrealized gain on Put Option	(758)	-
Goodwill impairment loss	-	9,775
Other impairment loss	1,113	-
Loss on extinguishment of debt	230	-
Fair value adjustment on warrant liability	(341)	(5,744)
Intercompany with CompCare	-	(12)
Loss on disposition of property and equipment	16	813
Changes in current assets and liabilities, net of business acquired:
Receivables	(88)	66
Prepaids and other current assets	284	798
Accounts payable and other accrued liabilities	(1,617)	439
Net cash used in operating activities of continuing operations	(13,399)	(23,983)
Net cash (used in) provided by operating activities of
discontinued operations	(1,103)	(5,463)
Net cash used in operating activities	(14,502)	(29,446)
Investing activities
Purchases of marketable securities	1,420	(76,944)
Proceeds from sales and maturities of marketable securities	-	101,138
Cash paid related to acquisition of a business, net of cash
acquired	-	-
Proceeds from sales of property and equipment	13	24
Proceeds from disposition of CompCare	1,500	-
Restricted cash	24	15
Purchases of property and equipment	(20)	(945)
Deposits and other assets	16	241
Cost of intangibles	-	(200)
Net cash (used in) provided by investing activities	2,953	23,329
Net cash (used in) provided by investing activities of
discontinued operations	39	(21)
Net cash (used in) provided by investing activities	2,992	23,308

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(Dollars in thousands)	Year ended December 31,
	2009	2008
Financing activities
Proceeds from sale of common stock and warrants-Direct
offering	7,000	-
Cost related to issuance of common stock	(689)	-
Proceeds from drawdown on UBS line of credit	2,072	-
Payments on long term debt	(3,016)	-
Cost related to issuance of debt and warrants	-	-
Proceeds from issuance of debt and warrants	-	5,733
Capital lease obligations	(98)	(159)
Exercises of stock options and warrants	16	-
Net cash provided by financing activities	5,285	5,574
Net cash (used in) provided by financing activities of
discontinued operations	(73)	308
Net cash provided by financing activities	5,212	5,882

Net increase (decrease) in cash and cash equivalents for
continuing operations	(5,161)	4,920
Net increase (decrease) in cash and cash equivalents for
discontinued operations	(1,137)	(5,176)
Net increase (decrease) in cash and cash equivalents	(6,298)	(256)
Cash and cash equivalents at beginning of period	10,893	11,149
Cash and cash equivalents at end of period	$4,595	$10,893
Supplemental disclosure of cash paid
Interest	$247	$633
Income taxes	93	115
Supplemental disclosure of non-cash activity
Common stock, options and warrants issued for outside
services	$266	$2,157
Property and equipment acquired through capital leases
and other financing	22	6
Stock issued for redemption of debt	-	-
Common stock issued for acquisition of a business	-	-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

HYTHIAM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

We are a healthcare services management company, providing through our Catasys® subsidiary specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed and company managed healthcare providers.  The Catasys substance dependence program was designed to address  substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term care coaching, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Pursuant to a Stock Purchase Agreement between WoodCliff Healthcare Investment Partners, LLC (Woodcliff) (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as a discontinued operation. See Note 12— Discontinued Operations, for further discussion.

From January 2007 until the sale of CompCare in January 2009, we operated within two reportable segments: healthcare services and behavioral health managed care services. Subsequent to the sale of CompCare, we revised our segments to reflect the disposal of CompCare (see Note 12— Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The healthcare services segment has been segregated into two business segments and we now manage and report our operations through these two business segments: healthcare services and behavioral health. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including the managed treatment center that is licensed and managed by us. Our behavioral health segment, through our Catasys subsidiary, combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence and the related co-morbidities. Prior year financial statements have been restated to reflect this revised presentation. Substantially all of our consolidated revenues and assets are earned or located within the United States.

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, CompCare (discontinued operations), and company managed professional medical corporations. Based on the provisions of management services agreements between us and the medical corporations, we have determined that the medical corporations are variable interest entities (VIEs), and that we are the primary beneficiary as defined in the Financial Accounting Standards Board (FASB) rules for accounting for variable interest entities. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations. See further discussion in Note 2 – Management Services Agreements.

All inter-company transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2008 have been reclassified to conform to the presentation for the year ended December 31, 2009.

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2009, cash and cash equivalents amounted to $4.6 million and we had working capital of approximately $78,000. Our working capital includes $9.5 million of auction-rate securities (ARS) that are currently illiquid. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2009, our cash and cash equivalents used in operating activities amounted to $14.5 million. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. As of December 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2009, management took actions that we expect will result in reducing annual operating expenses.  These efforts have resulted in reductions in operating expenses of approximately $33 million from 2008 levels. We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms. We have also negotiated and plan to negotiate more favorable payment terms with vendors, which include negotiating settlements for outstanding liabilities. We have exited certain markets in our licensee operations that we have determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets will not provide short-term profitability. We do not expect the cost impact of such further actions to be material.

In September 2009, we signed an agreement with Ford  Motor Company  (Ford) to provide the Catasys integrated substance dependence solution to Ford’s hourly employees in Michigan who are enrolled in Ford’s  national preferred provider organization and who meet certain criteria, and we raised approximately $7 million in a registered direct equity placement with selected institutional investors. We are pursuing additional new Catasys contracts and additional capital. As of March 31, 2010, we had net cash on hand of approximately $1.9 million. At presently anticipated rates of spending, which do not include management’s plans for additional cost reductions, we will need to obtain additional funds within the next 60 to 90 days to avoid drastically curtailing or ceasing our operations. We are currently in discussions with third parties regarding additional financing. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubts from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, patient continuing care reserves, accrued claims payable, premium deficiencies, the useful life of depreciable assets, the evaluation of asset impairment, the valuation of warrant liabilities, put option related to  auction rate securities, and shared-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Healthcare Services

Our healthcare services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for of our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

The revenues of our managed treatment centers, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical treatments, including the PROMETA Treatment Program.  Revenues from patients treated at our managed treatment center are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the PROMETA Treatment Program.  Revenues relating to the continuing care portion of the PROMETA Treatment Program are deferred and recorded over the period during which the continuing care services are provided.

Behavioral Health

        Through December 31, 2009 we have not recognized any revenues from our behavioral health segment.  Our Catasys contracts are generally designed to provide revenues to us monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period in completed.

Cost of Services

Healthcare Services

Cost of healthcare services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized when services have been rendered, which for our license agreements is in the period in which patient treatment commences, and for our managed treatment center is in the periods in which medical treatment is provided. Such costs include royalties paid for the use of the PROMETA Treatment Program for patients treated by all licensees, and direct labor costs, continuing care expense, medical supplies and program medications for patients treated at our managed treatment center.

Behavioral Health

Behavioral health cost of services is recognized in the period in which an eligible member actually receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted rate basis.  We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services and whether the services provided are covered by the benefit plan. If all these requirements are met, we authorize the services and the claim is processed for payment.

Share-Based Compensation

Under our 2003 and 2007 Stock Incentive Plans (the Plans), we have granted incentive stock options under Section 422A of the Internal Revenue Code and non-qualified options to executive officers, employees, members of our Board of Directors and certain outside consultants. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant. Employee and Board of Director awards generally vest on a straight-line basis over three to five years. Total share-based compensation expense on a consolidated basis amounted to $4.6 million and $9.2 million for the years ended December 31, 2009 and 2008, respectively.  The expense in 2008 includes $596,000 related to actions taken to streamline our operations, as discussed in Costs Associated with Streamlining our Operations below.

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

The estimated weighted average fair values of options granted during 2009, 2008 and 2007 were $0.43, $1.47 and $4.50 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2009	2008
Expected volatility	82%	64%
Risk-free interest rate	2.16-2.78%	3.03%
Weighted average expected lives in years	5-6	5.8
Expected dividend	0%	0%

The expected volatility assumption for 2009 was based on the historical volatility of our stock, and for 2008 was based on the historical volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2009 and 2008 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees, which was 22% in 2009 and 24% in 2008.

We have elected to adopt the detailed method prescribed in FASB’s accounting rules for share-based expense for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of such rules on January 1, 2006. Stock Options and Warrants – Non-employees

We account for the issuance of stock options and warrants for services from non-employees by estimating the fair value of stock options and warrants issued using the Black-Scholes pricing model. This model’s calculations incorporate the exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, expected life of the option or warrant, expected volatility of our stock and expected dividends.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. We recorded approximately $63,000 and $19,000 of expense in 2009 and 2008, respectively, associated with modified liability awards.

Costs Associated with Streamlining our Operations

In January 2008, we streamlined our operations to increase our focus on managed care opportunities, significantly reducing our field and regional sales personnel and related corporate support personnel, the number of outside consultants utilized, closing our managed treatment center in San Francisco and lowering overall corporate overhead costs. In April 2008, the fourth quarter of 2008, and in the first, second and third quarters of 2009, we took further actions to streamline our operations and increase our focus on managed care opportunities. The actions we took in 2009 also included renegotiation of certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities, and has resulted in delays and reductions in operating expenses. In May 2009, we terminated our management services agreement (MSA) with a medical professional corporation and a managed treatment center located in Dallas, Texas.

During the years ended December 31, 2009 and 2008, we recorded $480,000 and $2.5 million, respectively, in costs associated with actions taken to streamline our operations. A substantial portion of these costs represent severance and related benefits. The costs incurred in 2009 also include impairment of assets and other costs related to termination of the management service agreements for our Dallas managed treatment center. The costs incurred in 2008 also include costs incurred to close the San Francisco managed treatment center. Expenses and accrued liabilities for such costs are recognized and measured initially at fair value in the period when the liability is incurred.

Foreign Currency

The local currency is the functional currency for all of our international operations. In accordance with FASB’s foreign currency translation accounting rules, assets and liabilities of our foreign operations are translated from foreign currencies into U.S. dollars at year-end rates, while income and expenses are translated at the weighted-average exchange rates for the year. The related translation adjustments are included in our consolidated statements of operations under the caption general and administrative expenses and are immaterial.  Foreign currency translation gains (losses) were $7,000 and ($52,000) for the years ended December 31, 2009 and 2008, respectively.  No foreign currency translation adjustments were recorded to other comprehensive income.

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 Income Taxes (formerly SFAS 109, Accounting for Income Taxes). To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN) 48, Accounting for Uncertainty in Income Taxes (incorporated into ASC 740), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.  For the year ended December 31, 2009 we incurred a comprehensive loss of $10.9 million, of that amount $696,000 related to a net unrealized gain on marketable securities.

 For the year ended December 31, 2008, we have no comprehensive income or loss items that are not reflected in earnings and accordingly, our net loss equals comprehensive loss for that period.

The components of total other comprehensive (loss) income for the years ended December 31, 2009 and 2008 are as follows:

	For the year ended
(In thousands)	December 31,
	2009	2008
Net loss	$(9,158)	$(50,418)
Other comprehensive income (loss):
Net unrealized gain (loss) on marketable
securities available for sale	696	-
Comprehensive loss	$(8,462)	$(50,418)

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 19,965,179 and 14,533,000 of incremental common shares as of December 31, 2009 and 2008, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We invest available cash in short-term commercial paper and certificates of deposit.  Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Restricted cash at December 31, 2008 represents deposits secured as collateral for a bank credit card program.

Marketable Securities

Investments include ARS and certificates of deposit with maturity dates greater than three months when purchased. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in stockholders’ equity in our consolidated balance sheet in “accumulated other comprehensive income (loss).” Realized gains and losses are recognized in the statement of operations on the specific identification method in the period in which they occur. Declines in estimated fair value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations in the period in which they occur.

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the securities have been below cost
●	The financial condition of the issuers
●	Any downgrades of the securities by rating agencies
●	Default on interest or other terms
●	Whether it is more likely than not that we will be required to sell the securities before they recover in value

In accordance with current accounting rules for investments in debt securities and additional application guidance issued by the FASB in April 2009, other-than-temporary declines in value are reflected as a non-operating expense in our consolidated statement of operations if it is more likely than not that we will be required to sell the ARS before they recover in value, whereas subsequent increases in value are reflected as unrealized gains in accumulated other comprehensive income in stockholders’ equity in our consolidated balance sheet.

Our marketable securities consisted of investments with the following maturities as of December 31, 2009 and 2008:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2009
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,468	9,468	-

Balance at December 31, 2008
Certificates of deposit	146	146	-
Auction-rate securities (long-term)	10,072	-	10,072

The carrying value of all securities presented above approximated fair market value at December 31, 2009 and 2008, respectively.

Auction-Rate Securities

As of December 31, 2009, our total investment in ARS was $9.5 million (fair market value). Since February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. The maturity dates of the underlying securities of our ARS investments range from 18 to 37 years. Consequently, we have not been able to access these funds and would not expect to do so and fully recover our carrying value until a future auction of these investments is successful or a buyer is found outside the auction process. In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities are not earlier redeemed or sold. In August 2009, $1.1 million (carrying value) of our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $1.3 million, a gain of approximately $160,000 and a reduction in our total investment from $11.5 million to $10.2 million. In December 2009, we utilized a third-party valuation firm to assist us with determining the fair market value of our ARS which was estimated to be $9.5 million, representing an estimated decline in value of $604,000.

Because of our ability to sell the ARS under the UBS rights offering beginning on June 30, 2010, the ARS investments have been classified in current assets at December 31, 2009. Considering the illiquid ARS market, the recent deterioration of overall market conditions and our financial condition and near-term liquidity needs, we are not able to hold our ARS before they would recover in value and any decline in the fair value of ARS is considered as ‘other-than-temporary’ and recorded in the statement of operations as an impairment charge. Based on our estimates of fair value during 2009, we have recognized approximately $185,000 in such impairment charges and recognized unrealized gains of approximately $160,000 for temporary increases in estimated fair value for certain ARS for the year ended December 31, 2009. At December 31, 2009, we have estimated an aggregate fair value of approximately $9.5 million for our ARS. See “Fair Value Measurements” below for a complete discussion of our valuation methods. These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors, which may require us to recognize additional impairment charges.

The rights offering referred to above is effectively a put option agreement. We intend to exercise the put option since we currently believe we have sufficient cash and cash equivalents to meet our short term liquidity requirements and do not anticipate the need to access our ARS investments for additional liquidity prior to June 30, 2010. Consequently, we have recognized the put option agreement as a separate asset in accordance with FASB accounting rules and we have estimated the value of the put agreement as the difference between the par value and carrying value of the ARS, or $758,000 at December 31, 2009. The put agreement is included in other current assets in our consolidated balance sheet.

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

The following tables summarize fair value measurements by level at December 31, 2008 and 2009 for assets and liabilities measured at fair value on a recurring basis:

	2008
(Dollars in thousands)	Level I	Level II	Level III	Total
Marketable securities	$146	$-	$-	$146
Variable auction rate securities	-	-	10,072	10,072
Certificates of deposit *	133	-	-	133
Total assets	$279	$-	$10,072	$10,351

Warrant liabilities	$-	$156	$-	$156
Total liabilities	$-	$156	$-	$156

* included in "deposits and other assets" on our Consolidated Balance Sheets

	2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Variable auction-rate securities	$-	$-	$9,468	$9,468
Put option	-	-	758	758
Certificates of deposit (1)	133	-	-	133
Total assets	$133	$-	$10,226	$10,359

Warrant liabilities	$-	$-	$1,089	$1,089
Total liabilities	$-	$-	$1,089	$1,089

(1) included in deposits and other assets on our consolidated balance sheets

(Dollars in thousands)	Level I	Level II	Level III	Total
Intangible assets	-	-	2,658	2,658
Total assets	$-	$-	$2,658	$2,658

Financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2009 represent our investment in ARS and a Put Option, in which management has used at least one significant unobservable input in the valuation model. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment. As discussed above, the market for ARS effectively ceased when the vast majority of auctions began to fail in February 2008. As a result, quoted prices for our ARS did not exist as of December 31, 2009 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Our portfolio manager, UBS AG (UBS) made a Rights Offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the Rights Offering in November 2008, which permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities are not earlier redeemed or sold. The Rights Offering is effectively a “put” option and should be carried at fair value in accordance with FASB accounting rules. The put option, and related ARS, was valued using a discounted cash flow model based on Level 3 assumptions. The assumptions used in valuing the ARS and the put option include estimates of (based on data available as of December 31, 2009), interest rates, timing and amount of cash flows, credit and liquidity premiums, expected holding periods of the ARS, loan rates per the UBS Rights offering and bearer risk associated with UBS’s financial ability to repurchase the ARS beginning June 30, 2010. The value of the put option is approximately equal to the difference between par value and estimated prices of the ARS.

Liabilities measured at market value on a recurring basis include warrant liabilities resulting from a recent debt and equity financing. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See  Warrant Liabilities  below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2008:

(Dollars in thousands)	Level III
Balance as of December 31, 2007	$-
Transfers in/out of Level III	11,500
Purchases and sales, net	-
Net unrealized losses	-
Net realized gains (losses)*	(1,428)
Balance as of December 31, 2008	$10,072

* Reflects other-than-temporary loss on auction rate securities.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2009:

	Level III			Level III
	ARS &			Warrant
(Dollars in thousands)	Put Option			Liabilities
Balance as of December 31, 2008	$10,072		Balance as of December 31, 2008	$-
Change in value	758	(c)	Transfers in/out of Level III	157
Net purchases (sales)	(1,275)		Initial valuation of warrant liabilities	1,273	(b)
Net unrealized gains (losses)	696		Change in fair value of
Net realized gains (losses)	(25)	(a)	warrant liabilities	(341)
Balance as of December 31, 2009	$10,226		Balance as of December 31, 2009	$1,089

(a)	Includes other-than-temporary loss on auction-rate securities.
(b)	Represents initial valuation of warrants issued in conjunction with the Registered Direct Placement in
September 2009 and adjustment related to the modification of the Highbridge Senior Secured Note in
August 2009.
(c)	Auction Rate Securities Put Option recorded in prepaids and other current assets

As reflected in the table above, net sales were $1.3 million as of December 31, 2009 and represent proceeds realized from the redemption of a certain ARS at par by the issuer, resulting in a gain of approximately $160,000. The net realized gains (losses) include $185,000 of other-than-temporary losses, partially offset by the $160,000 gain.

Assets that are measured at fair value on a non-recurring basis include intellectual property, with a carrying amount of $2.7 million at December 31, 2009. In accordance with FASB’s accounting rules for intangible assets, we perform an impairment test each quarter and intangible assets were written down to their implied fair value at March 31, 2009, resulting in an impairment charge of $355,000 for the year ended December 31, 2009. See Intangible Assets below.

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our consolidated balance sheet for cash, cash equivalents, marketable securities, accounts receivable,  accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying values of our outstanding short and long-term debt were $9.6 million and $9.8 million and the fair values were $9.9 million, and $9.6 million as of December 31, 2009 and 2008, respectively.  Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines and other addictive stimulants. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which range from 11 to 19 years.

Impairment of Long-Lived Assets

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

In August 2007, we reached an agreement to release 310,000 of the 360,000 shares of our common stock previously issued to acquire a patent for treatment of opiate addiction, for which we had previously recorded an impairment loss. We recorded the fair market value of the 310,000 shares issued in August 2007 as an additional impairment loss amounting to $2.4 million, based on the closing stock price on the date of the settlement.

We performed an impairment test on intellectual property as of March 31, 2009. We considered numerous factors, including a valuation of the intellectual property by an independent third party, and determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value. We recorded an impairment charge totaling $355,000 for these assets as of March 31, 2009. These charges consisted of $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue generating. In its valuation, the independent third-party valuation firm relied on the “relief from royalty” method, as this method was deemed to be most relevant to our intellectual property assets. We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets. We also performed additional impairment tests on intellectual property at December 31, 2009 and determined that no additional impairment charges were necessary.

We performed an impairment test on all property and equipment as of March 31, 2009, including capitalized software costs related to our behavioral health segment. As a result of this testing, we determined that the carrying value of the capitalized software was not recoverable and exceeded its fair value, and we wrote off the $758,000 net book value of this software as of March 31, 2009. This impairment charge was recognized in operating expenses in our consolidated statement of operations. We also performed impairment tests on all property and equipment as of December 31, 2009 and determined that no additional impairment charge was necessary.

No other impairments were identified in our reviews at December 31, 2009 and 2008.

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

As discussed in Note 2 – Management Services Agreements, we have entered into MSAs with professional medical corporations. Under these MSAs, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of these management services agreements. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSAs, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of these MSAs and the working capital loans provided to the medical groups, we have determined that the managed medical corporations are VIEs, and that we are the primary beneficiary as defined in current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of such managed medical corporations.

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007 and September 2009, and the amended and restated senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked to market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

For the years ended December 31, 2009 and 2008, we recognized gains of $341,000 and $5.7 million, respectively, related to the revaluation of our warrant liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash, marketable securities and accounts receivable. Most of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the company is entitled to aggregate coverage as defined by the Federal regulation per account type per separate legal entity per financial institution. The company has incurred no losses as a result of any credit risk exposures.

Recent Accounting Pronouncements

Recently Adopted

On September 30, 2009, we adopted changes issued by the FASB to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates (ASUs). ASUs will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

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

On June 30, 2009, we adopted changes issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures (see Fair Value Measurements above), the adoption of these changes had no impact on our consolidated financial statements.

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

On January 1, 2009 we adopted changes issued by the FASB in June 2008 to provide guidance in determining whether certain financial instruments (or embedded feature) are considered to be “indexed to an entity’s own stock.” Existing guidance under GAAP considers certain financial instruments to be outside the scope of derivative accounting, specifying that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the entity’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an entity’s own stock and thus able to qualify for the derivative accounting scope exception. These changes did not have any impact on our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for business combinations. While retaining the fundamental requirements of accounting for business combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination, these changes define the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. These changes require an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This guidance also requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period; otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. Additionally, these changes require acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. We have not engaged in any acquisitions since this new guidance was issued, so there has been no impact to our consolidated financial statements.

On January 1, 2009, we adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes did not have a material impact on our consolidated results of operations, financial position or cash flows, and the required disclosures regarding our intangible assets are included above under Intangible Assets.

On January 1, 2009, we adopted changes issued by the FASB to consolidation accounting and reporting that establish accounting and reporting for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. These changes require, among other items, that a non-controlling interest be included in the consolidated balance sheet within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all in the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The adoption of these changes had no impact on our consolidated financial statements.

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

Recently Issued

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 input fair value measurements. This ASU is effective on January 1, 2010. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes become effective for us beginning on January 1, 2010. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

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

Note 2.  Management Services Agreements

We have executed MSAs with medical professional corporations and related treatment centers, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause. In May 2009, we terminated the MSAs with a medical professional corporation and a managed treatment center located in Dallas, Texas. As a result, we no longer consolidate these entities as VIEs. In connection with the termination of these MSAs, we determined that the carrying value of certain assets was not recoverable and we recorded an impairment charge totaling $151,000 during the year ended December 31, 2009.

Under our one remaining MSA, we license to a treatment center in Santa Monica, California the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

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

In addition, we provide medical office space to the treatment center on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The treatment center pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs are being amortized over a five year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center’s obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the prime rate plus 2%. Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand, or upon termination of the MSA. At December 31, 2009, there was $9.2 million outstanding under our credit facility with the treatment center. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center.

We have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our consolidated balance sheets at December 31, 2009 and 2008 are as follows:

	December 31,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$23	$274
Receivables, net	-	281
Prepaids and other current assets	-	3
Total assets	$23	$558

Accounts payable	14	$30
Note payable (1)	9,214	9,238
Accrued compensation and benefits	-	54
Accrued liabilities	6	13
Total liabilities	$9,234	$9,335

(1) eliminated in consolidation

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2009 and 2008:

(in thousands)	2009	2008
License fees	$724	$1,624
Patient fees receivable	50	348
Other	39	32
Total receivables	813	2,004
Less allowance for doubtful accounts	(505)	(1,350)
Total receivables, net	$308	$654

We use the specific identification method for recording the provision for doubtful accounts, which was $505,000 and $1.4 million as of December 31, 2009 and 2008, respectively.  Accounts written off against the allowance for doubtful accounts totaled $921,000 and $255,000 for the years ended December 31, 2009 and 2008, respectively.

Note 4.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2009 and 2008:

(in thousands)	2009	2008
Furniture and equipment	$4,624	$4,700
Leasehold improvements	2,950	2,960
Total property and equipment	7,574	7,660
Less accumulated depreciation and amortization	(6,697)	(5,035)
Total property and equipment, net	$877	$2,625

Depreciation and amortization expense was $1.3 million and $1.8 million for the years ended December 31, 2009 and 2008, respectively.

Note 5.  Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from 11 to 20 years.  As of December 31, 2009 and 2008, intangible assets were as follows:

			Amortization Period
(in thousands)	2009	2008	(in years)
Intellectual property	$4,360	$4,508	11 to 16

Less accumulated amortization	(1,702)	(1,250)

Total Intangibles, net	$2,658	$3,258

Amortization expense for all intangible assets amounted to $243,000 and $418,000 for the years ended December 31, 2009 and 2008, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is as follows:

Year	Amount
2010	$241
2011	241
2012	241
2013	241
2014	241

PROMETA Treatment Program

In March 2003, we entered into a technology purchase and license agreement (Technology Agreement) with Tratamientos Avanzados de la Adicción S.L. (Tavad), a Spanish corporation, to acquire, on an exclusive basis, all of the rights, title and interest to use and/or sell the products and services.  In addition, the Technology Agreement gave us the right to license the intellectual property owned by Tavad with respect to a method for the treatment of alcohol and cocaine dependence, known as the PROMETA Treatment Program, on a worldwide basis except in Spain (as amended in September 2003). We have granted Tavad a security interest in the intellectual property to secure the payments and performance obligations under the Technology Agreement. As consideration for the intellectual property acquired, we issued to Tavad approximately 836,000 shares of our common stock in September 2003 at a fair market value of $2.50 per share, plus warrants to purchase approximately 532,000 shares of our common stock at an exercise price of $2.50 per share, valued at approximately $192,000. Warrants for 160,000 shares that were exercisable at any time through September 29, 2008 have expired, and the remaining warrants for 372,000 shares become exercisable equally over five years and expire ten years from date of grant.

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Program using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $43,000 and $231,000 for the years ended December 31, 2009 and 2008, respectively, are reflected in cost of services expense in our consolidated statements of operations as revenues are recognized.

In October 2004, the Technology Agreement was amended to expand the definition of “Processes,” limited to alcohol and cocaine in the original agreement dated March 2003, to also include crack cocaine and methamphetamine treatment processes, and the term “Intellectual Property” was expanded to include all improvements through September 14, 2004. As consideration for the amendment, we paid $75,000 and issued 83,221 shares of our common stock, valued at $354,000.

The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets, have been reflected in our consolidated balance sheets in long-term assets as intangible assets. Related amortization, which commenced on July 1, 2003, is being recorded on a straight-line basis over a 20-year estimated useful life.

Note 6.  Debt Outstanding

Senior Secured Note

On January 17, 2007, in connection with our acquisition of a controlling interest in CompCare, we entered into a securities purchase agreement pursuant to which we issued and sold to Highbridge International LLC (Highbridge) a $10 million senior secured note and a warrant to purchase up to approximately 250,000 shares of our common stock (together, the financing). The note bears interest at a rate of prime plus 2.5%, interest payable quarterly commencing on April 15, 2007 and matures on January 15, 2010. The note was redeemable at our option anytime prior to maturity and was originally redeemable at the option of Highbridge beginning on July 18, 2008.

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

As discussed more fully in Note 9 – Equity Financings, we entered into a redemption agreement with Highbridge to redeem $5 million in principal related to the senior secured note as part of our securities offering completed on November 7, 2007. Included in the gross proceeds received on that date was $5.35 million for the conversion of $5 million of the senior note, which also included payment of $350,000 for an early redemption penalty, based on a redemption price of 107% of the principal amount being redeemed pursuant to the redemption agreement. The $350,000 was included as part of the reacquisition cost of the notes and the difference between the reacquisition price and the net carrying amount of the principal amount redeemed was recognized as a loss of $741,000 on extinguishment of debt in our statement of operations for the year ended December 31, 2007.

On July 31, 2008, we amended the note to extend, from July 18, 2008 to July 18, 2009, the optional redemption date exercisable by Highbridge for the $5 million remaining balance under the note, and remove certain restrictions on our ability to obtain a margin loan on our ARS. In connection with this extension, we granted Highbridge additional redemption rights in the event of certain strategic transactions or other events generating additional liquidity for us, including, without limitation, the conversion of some or all of our ARS into cash. We also granted Highbridge a right of first refusal relating to the disposition of our ARS and amended the existing warrant held by Highbridge for 285,185 shares of our common stock at $10.52 per share. The amended warrant expires five years from the amendment date and is exercisable for 1,300,000 shares of our common stock at a price per share of $2.15, based on the $2.14 closing price of our common stock on July 22, 2008. The warrant is subject to further adjustments if we sell or are deemed to have sold shares at a price below the adjusted exercise price per share, and will be proportionately adjusted for stock splits or dividends.  Similarly, if we were to issue convertible debt, the anti-dilution adjustment would also be triggered should the conversion price be less than its current price per share.  The terms of the amended warrant required that it be accounted for as a liability in accordance with current accounting rules and the fair value amounted to $1.8 million at the date of amendment. The interest terms of the note remained unchanged at a rate of prime plus 2.5%, which amounted to a current interest rate at December 31, 2009 of 5.75%. The note is classified in short-term liabilities on our consolidated balance sheet as of December 31, 2009. Pursuant to accounting rules regarding debtor’s accounting for a modification or exchange of debt instruments, the amended note was considered to have substantially different terms and the amendment was accounted for in the same manner as a debt extinguishment. The fair value of the amended debt was $1.7 million less than the carrying value of the original debt, and the difference was recognized as a debt extinguishment gain. The incremental fair value of the amended warrant compared to the original warrant, treated as consideration granted by us for the amendment, amounted to $1.7 million on the date of amendment and was accounted for as a debt extinguishment loss since the amendment is being accounted for as a debt extinguishment. The gain and loss on the debt extinguishment offset each other and netted to a zero amount. The difference between the fair value and principal amount of the amended debt, amounting to $1.7 million, was treated as a discount to the note and was amortized to interest expense over a 12-month period, until the July 18, 2009 optional redemption date.

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. The amended note agreement requires that if we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%.  We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date.

Pursuant to accounting rules regarding debtor’s accounting for modification or exchange of debt instruments, the amended note was not considered to have substantially different terms and was accounted for in the same manner as a debt modification. The incremental fair value of the amended warrants compared to the original warrants, treated as consideration granted by us for the amendment, amounted to $276,000 on the date of amendment and was accounted for as a discount to the note and is being amortized to interest expense over the remaining contractual maturity period of the amended debt.

The warrant liability was revalued at $412,000 at December 31, 2009, resulting in a $305,000 non-operating loss included in our consolidated statement of operations for the year ended December 31, 2009. We will continue to re-measure the amended warrants at fair value each reporting period until it is completely settled or expires.

During the year ended December 31, 2009, we drew down additional proceeds under the UBS line of credit facility, and used the proceeds to pay down the principal balance on our senior secured note with Highbridge. We made an additional $318,000 pay-down on the senior secured note in September 2009, using proceeds that we received from the registered direct stock financing that was completed in the same month. We recognized loss of $330,000 on extinguishment of debt resulting from these pay-downs for the year ended December 31, 2009.

The senior secured note restricts any new debt offerings so that we are only able to issue unsecured, subordinated debt so long as the principal payments are beyond the maturity of the senior secured note  (July 15, 2010), and the interest rate is not greater than the senior secured note rate (prime plus 2.5%). The new debt cannot have call rights during the senior secured note term and Highbridge must consent to the issuance of new debt.

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

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 75% of the UBS-determined market value of our ARS.

In October 2008, UBS made a rights offering to its clients, pursuant to which we are entitled to sell our ARS to UBS. The rights permit us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities are not earlier redeemed or sold. As part of the offering, UBS would provide us a line of credit, subject to certain restrictions, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

In August 2009, we paid down $1.3 million on the UBS line of credit, using 100% of the proceeds received from the redemption of certain ARS. Our UBS line of credit and our senior secured note are both collateralized by the ARS, which had a carrying value of $9.6 million at December 31, 2009. As of December 31, 2009, the outstanding balance on our line of credit was $6.5 million. The loan is subject to a rate of interest based upon the current 90-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is classified in short-term liabilities on our consolidated balance sheet.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding as of December 31, 2009 and 2008:

	December 31,	December 31,
(dollars in thousands, except where otherwise noted)	2009	2008
Short-term debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% and 7.0% at December 31, 2009 and December 31,
2008, respectively), $3,332,000 principal net of $147,000 unamortized discount at December 31, 2009 and $5,000,000 principal net of
$899,000 unamortized discount at December 31, 2008	$3,185	$4,101

UBS line of credit, payable on demand, interest payable monthly at 91-day
T-bill rate plus 120 basis points (1.237% at December 31, 2009 and
1.675% at December 31, 2008)	6,458	5,734

Total Short-term debt	$9,643	$9,835

Note 7.  Capital Lease Obligations

We lease certain furniture and computer equipment under agreements entered into during the period 2006 through 2009 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets and was $4.6 million at December 31, 2009. Accumulated depreciation of the leased equipment at December 31, 2009 was approximately $4.1 million.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2009, are as follows:

(in thousands)	Amount
Year ending December 31,
2010	$65
2011	54
Total minimum lease payments	119
Less amounts representing interest	(13)
Capital lease obligations, net of interest	106
Less current maturities of capital lease obligations	(58)
Long-term capital lease obligations	$48

Note 8.  Income Taxes

As of December 31, 2009, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $140.7 million and $130.8 million, respectively.  The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2013.  The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

(in thousands)	2009	2008
Federal, state and foreign net operating losses	$55,581	$49,810
Stock-based compensation	4,062	3,646
Accrued liabilities	367	362
Other temporary differences	(734)	(1,866)
Valuation allowance	(59,276)	(51,952)
	$-	$-

In addition to the temporary differences reflected above, we generated a capital loss of $3.5 million from the 2009 sale of CompCare, which we have established a full valuation allowance against as of December 31, 2009.

We have provided a full valuation allowance on net deferred tax assets, in accordance with FASB ASC 740, Accounting for Income Taxes.  Because of our continued losses, management assessed the realizability of the Company’s net deferred tax assets as being less than the "more-likely-than-not" criterion set forth by FASB ASC 740.  Furthermore, Section 382 of the Internal Revenue Code limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company.  In the event we have a change in ownership, utilization of the carryforward could be restricted. We have not provided deferred taxes on less than 80% owned subsidiaries or investments accounted for under SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), as those investments have accumulated book losses and we do not believe we can realize those losses for tax purposes in the foreseeable future.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows

	2009	2008
Federal statutory rate	-34.0%	-34.0%
Share-based compensation	5.6%	4.8%
State taxes	-5.6%	-1.8%
Other	0.0%	1.2%
Nondeductible goodwill	0.0%	8.0%
Change in valuation allowance	34.0%	21.9%
Effective tax rate	0.0%	0.1%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2004 through 2008.  The federal and material foreign jurisdictions statutes of limitations began to expire in 2009. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2009, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the years ended December 31, 2009 and 2008, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2004, and by the IRS for tax years through 2005. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed

Note 9.  Equity Financings

On September 17, 2009, we completed a registered direct placement with select institutional investors, in which we issued an aggregate of 9,333,000 shares of common stock at a price of $0.75 per share, for gross proceeds of approximately $7 million. We also issued three-year warrants to purchase an aggregate of approximately 2,333,000 additional shares of our common stock at an exercise price of $0.85 per share. The fair value of the warrants at the date of issue was estimated at $814,000, and this portion of the proceeds was accounted for as a liability since accounting rules require us to presume a cash settlement of the warrants because there is a requirement to deliver registered shares of stock upon exercise, which is considered outside of our control. We incurred approximately $883,000 in fees to placement agents and other transaction costs in connection with the transaction, which includes approximately $184,000 relating to 560,000 warrants issued to placement agents, representing the estimated fair value of such warrants on the date of issue. These warrants are also being accounted for as liabilities on our consolidated balance sheet.

We had no equity financings during 2008.

In November 2007, we entered into securities purchase agreements with select institutional investors in a registered direct placement, in which we issued an aggregate of 9,635,000 shares of common stock at a price of $4.79 per share, for gross proceeds of approximately $46.2 million. Included in the gross proceeds was $5.35 million from the conversion of $5.0 million of the senior secured notes issued to Highbridge, pursuant to a redemption agreement entered into with Highbridge on November 7, 2007 (See Note 6 — Debt Outstanding). We also issued five-year warrants to purchase an aggregate of approximately 2.4 million additional shares of our common stock at an exercise price of $5.75 per share. Due to the relative lower offering price in the September 2009 registered direct financing, there was an increase of 393,000 warrants outstanding and a decrease in the exercise price from $5.75 to $4.75 per share. The fair value of the warrants at the date of issuance was estimated at $6.3 million and was accounted for as a liability. The warrant liability was revalued by $70,000 and $49,000 at December 31, 2009 and 2008, respectively, resulting in non-operating gains/losses in our consolidated statements of operations of ($21,000) and $2.7 million for the years ended December 31, 2009 and 2008, respectively. We incurred $3.2 million in fees to placement agents and other offering expenses in connection with the transaction.

Note 10.  Share-based Compensation

The Hythiam, Inc. 2003 and 2007 Stock Incentive Plans (the Plans) provide for the issuance of up to 15 million shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plans. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis.  At December 31, 2009, we had 12,562,000 vested and unvested stock options outstanding and 1,543,000 shares reserved for future awards. Total share-based compensation expense amounted to $4.6 million and $9.2 million for the years ended December 31, 2009 and 2008, respectively. The expense in 2008 includes $596,000 related to costs associated with streamlining our operations.  See Note 1 – Significant Accounting Policies.

Stock Options – Employees and Directors

During 2009 and 2008, we granted options to employees and directors for 3,815,000 and 5,427,000 shares, respectively, at the weighted average per share exercise prices of $0.43 and $2.27, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2009 and 2008 was $1.2 million and $8.0 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2007	5,152,000	$4.61

2008
Granted	5,427,000	2.27
Transfered *	(970,000)	3.55
Exercised	-	-
Cancelled	(1,349,000)	5.29
Balance, December 31, 2008	8,260,000	$3.07

2009
Granted	3,815,000	0.43
Transfered *	-
Exercised	(56,000)	0.28
Cancelled	(1,106,000)	5.10
Balance, December 31, 2009	10,913,000	$1.95

* Options transferred due to status changes from employee to non-employee.

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2009 were as follows:

	Options outstanding		Options exercisable		Weighted
		Weighted		Weighted	average
		average		average	exercisable
Range of		exercise		exercise	remaining
exercise prices	Shares	price	Shares	price	life (yrs)
$0 to $0.50	8,350,000	$0.36	3,834,000	$0.30	6.60
$0.51 to $1.50	700,000	0.60	260,000	0.60	8.80
$1.51 to $2.50	611,000	2.50	608,000	2.50	3.80
$2.51 to $3.50	710,000	2.64	487,000	2.64	8.20
$3.51 to $4.50	9,000	4.10	9,000	4.10	7.90
$4.51 to $5.50	401,000	4.77	241,000	4.77	6.60
$5.51 to $6.50	89,000	5.75	89,000	5.75	5.10
$6.51 to $7.50	38,000	7.31	29,000	7.30	7.50
$7.51 to $8.50	5,000	7.96	4,000	7.94	7.00
	10,913,000	$0.88	5,561,000	$1.09	6.52

At December 31, 2009 and 2008, the number of options exercisable was 5,561,000 and 4,280,000, respectively, at weighted-average exercise prices of $1.09 and $3.42, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $4.4 million and $7.2 million and $2.4 million for the years ended December 31, 2009 and 2008, respectively.

In May 2009, we re-priced 4,739,000 previously issued stock options for directors, officers and certain employees at a price of $0.28. We accounted for the re-pricing as a modification, in accordance with FASB ASC Topic 718 and we recognized additional stock based compensation expense of $396,000 related to the modified stock options.

As of December 31, 2009, there were $4.2 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of 2.3 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plans, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.  During 2009 and 2008, we granted options and warrants for 60,000 and 190,000 shares, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted avg.
	Shares	exercise price
Balance, December 31, 2007	1,370,000	$4.73

2008
Granted	190,000	2.59
Transfered *	970,000	3.55
Exercised	-	-
Cancelled	(435,000)	5.11
Balance, December 31, 2008	2,095,000	$3.91

2009
Granted	60,000	0.52
Transfered *	-	-
Exercised	-	-
Cancelled	(465,000)	4.68
Balance, December 31, 2008	1,690,000	$3.57

* Options transferred due to status changes from employee to non-employee.

Stock options and warrants granted to non-employees for services outstanding at December 31, 2009 are summarized as follows:

		Weighted
		average
		exercise
Description	Shares	price
Warrants issued for intellectual property	372,000	$2.50
Warrants issued in connection with equity offerings	5,695,000	2.35
Warrants issued in connection with debt agreement	1,300,000	0.28
Options and warrants issued to consultants	36,000	5.23
	7,403,000	$2.01

Share-based expense relating to stock options and warrants granted to non-employees amounted to $63,000 and $176,000 for the years ended December 31, 2009 and 2008, respectively.  At December 31, 2009, unvested options and warrants had an estimated value of approximately $50,000, using the Black-Scholes pricing model.

Common Stock

During 2009 and 2008, we issued 914,000 and 601,000 shares of common stock, respectively, for consulting services valued at $287,000 and $1.7 million, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based expense relating to all common stock issued for consulting services was $197,000 and $1.7 million for the years ended December 31 2009 and 2008, respectively.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2009, there were 14,000 shares of our common stock issued pursuant to the ESPP. Share-based expense relating to the ESPP was $1,000 and $4,000 for the years ended December 31, 2009 and 2008, respectively.

Note 11. Segment Information

We manage and report our operations through two business segments: behavioral health and healthcare services. In 2009, we revised our segments to reflect the disposal of CompCare and to properly reflect how our business is currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment (see Note 12—Discontinued Operations). Catasys operations were previously reported as part of healthcare services, but is now segregated and reported separately in behavioral health. Prior years have been restated to reflect this revised presentation.

Behavioral Health

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our Catasys integrated substance dependence solutions to managed care health plans for a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Healthcare Services

Our healthcare services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

Our healthcare services segment also comprises results from international operations in the prior periods; however, these operating segments are not separately reported as they did not meet any of the quantitative thresholds under current accounting rules regarding segment disclosures.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the years ended December 31, 2009 and 2008. Summary financial information for our two reportable segments is as follows:

(in thousands)	For years ended December 31,
	2009	2008

Healthcare services
Revenues	$1,530	$6,074
Loss before provision for income taxes	(15,642)	(38,878)
Assets *	19,105	26,220

Behavioral health
Revenues	$-	$-
Loss before provision for income taxes	(3,947)	(5,374)
Assets *	-	989

Consolidated continuing operations
Revenues	$1,530	$6,074
Loss before provision for income taxes	(19,589)	(44,252)
Assets *	19,105	27,209

* Assets are reported as of December 31.

Note 12. Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007, for $1.5 million cash. The CompCare operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets. Prior to this sale, the assets and results of operations related to CompCare had constituted our behavioral health managed care services segment. See Note 11— Segment Information for an updated discussion of our business segments after the sale of CompCare.

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our consolidated statement of operations for the year ended December 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 and the year ended December 31, 2008 are as follows:

	Period from	For the year
	January 1 to	ended
	January 20,	December 31,
(in thousands)	2009	2008
Revenues:
Behavioral managed health care revenues	$710	$35,156

Expenses:
Behavioral managed health care operating expenses	$703	$36,496
General and administrative expenses	711	3,682
Other	50	1,117
Income (loss) from discontinued operations before
provision for income tax	$(754)	$(6,139)

Provision for income taxes	$1	$5
Income (loss) from discontinued operations, net of tax	$(755)	$(6,144)

Gain on sale	$11,204	$-
Results from discontinued operations, net of tax	$10,449	$(6,144)

The carrying amount of the assets and liabilities of discontinued operations at December 31, 2008 and on the date of the sale were as follows:

	January 20,	December 31,
(in thousands)	2009	2008
Cash and cash equivalents	$523	$1,138
Receivables, net	-	1,580
Notes receivable	-	17
Prepaids and other current assets	940	318
Property and equipment, net	230	235
Goodwill, net	403	493
Intangible assets, net	608	642
Deposits and other assets	230	234
Total Assets	$2,934	$4,657

Accounts payable and accrued liabilities	$2,065	$1,884
Accrued claims payable	5,637	6,791
Long-term debt	2,346	2,341
Accrued reinsurance claims payable	2,527	2,526
Capital lease obligations, net of current portion	63	63
Total Liabilities	$12,638	$13,605

Net liabilities of discontinued operations	$(9,704)	$(8,948)

Note 13.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $1.2 million and $1.4 million for the years ended December 31, 2009 and 2008, respectively.  In September 2003, we signed a lease agreement for our corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease is seven years, commencing December 15, 2003, and includes a right to extend the lease for an additional five years. In April 2005 we amended the lease to expand our corporate office facilities at an additional base rent of approximately $11,000 per month, subject to annual adjustment over the remaining term. In September 2008, the lease was amended to include additional office space and an increase in monthly base rent of approximately $10,000.  As a condition to the lease agreement, we secured a letter of credit collateralized by a certificate of deposit at the current amount of $87,000 for the landlord as a security deposit. The certificate of deposit is included in deposits and other assets in our consolidated balance sheets.

In April 2005 we entered into a five year lease for approximately 5,400 square feet of medical office space at an initial base rent of approximately $19,000 per month, commencing in August 2005.  The space is occupied by a managed medical practice, under a full business service management agreement.  As a condition to signing the lease, we secured a $90,000 letter of credit for the landlord as a security deposit, which, as of December 31, 2009 has been subsequently reduced to $45,000. The letter of credit is collateralized by a certificate of deposit in the amount of $45,000, which is included in deposits and other assets in our consolidated balance sheet as of December 31, 2009.

In August 2006, we entered into a 62-month lease for 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007.  The space was occupied by a managed treatment center through January 31, 2008 under an MSA.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2009:

(in thousands)
Year ending December 31,	Amount
2010	$1,533
2011	193
2012	-
$1,726

Clinical Research Commitments

In prior years, we committed to a number of unrestricted grants for clinical research studies to evaluate the efficacy of our PROMETA Treatment Program in treating alcohol and stimulant dependence. As of December 31, 2009, we had approximately $1.5 million remaining payable for such clinical research studies that were completed as of December 31, 2009.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the December 31, 2008, we were not involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Note 14.  Subsequent Events

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 5,000,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  In addition, the owner of the claims will not sell more than the greater of 49,000 shares or 10% of the daily trading volume during that 180 day period.

In August 2006, the Company entered into a 5 year lease agreement for approximately 4,000 square feet  of medical office space for a company managed treatment center in San Francisco, CA.  The Company ceased operations at the center in January 2008.  In the first quarter of 2009, the Company ceased making rent payments under the lease.  In November of 2009, the landlord filed a lawsuit against the Company seeking damages of at least $350,000, plus attorney fees and costs.  On March 23, 2010 the Company settled this lawsuit for $200,000 to be paid in monthly installments from March 23, 2010 through February 2011.  If the Company fails to pay these amounts, the Company has stipulated that the landlord may file a judgment against the Company in the amount of $278,000.

As previously reported in Current Reports on Form 8-K filed on May 19, 2009, August 28, 2009, September 21, 2009 and December 1, 2009, we failed to comply with various listing requirements of The NASDAQ Stock Market. We disclosed we had received a letter from NASDAQ granting our request to remain listed on NASDAQ subject to the condition that, on or before February 24, 2010, we evidence stockholders’ equity of at least $10 million or achieve a market value of its listed securities of at least $50 million. On February 23, 2010, we notified NASDAQ of our inability to comply with the conditions set forth in the letter referenced above. On February 24, 2010, we received a letter from The NASDAQ Stock Market notifying us that we failed to meet its minimum stockholders’ equity of $2.5 million. Our stock was suspended from trading on NASDAQ effective at the open of business on February 26, 2010. We did not and do not intend to appeal NASDAQ’s decision. Our common stock became quoted on the OTC Bulletin Board beginning February 26, 2010. We intend to continue filing periodic reports with the Securities Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended.

In February 2010, we issued 650,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning February 22, 2010 and ending May 22, 2010. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

In January 2010, the holder of certain claims against us in the amount of approximately $230,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. In February 2010 the court approved our settlement of the complaint in exchange for issuing 445,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended.