Form 10-Q
period 2010-03-31
HYTHIAM INC
filed 2010-05-13
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes ☐            No ☑

As of April 30, 2010, there were 71,423,631 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands,except for number of shares)	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,892	$4,595
Marketable securities, at fair value	9,219	9,468
Receivables, net	135	308
Prepaids and other current assets	1,215	989
Total current assets	12,461	15,360
Long-term assets
Property and equipment, net of accumulated depreciation
of $6,782 and $6,697 respectively	642	877
Intangible assets, net of accumulated amortization of
$1,761 and $1,702 respectively	2,600	2,658
Deposits and other assets	198	210
Total Assets	$15,901	$19,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,118	$2,266
Accrued compensation and benefits	697	941
Other accrued liabilities	2,218	2,431
Short-term debt	9,446	9,643
Total current liabilities	14,479	15,281
Long-term liabilities
Deferred rent and other long-term liabilities	60	46
Warrant liabilities	432	1,089
Capital lease obligations	38	48
Total liabilities	15,009	16,464

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
66,378,000 and 65,283,000 shares issued and outstanding
at March 31, 2010 and December 31, 2009, respectively	7	7
Additional paid-in-capital	186,146	184,715
Accumulated other comprehensive income	666	696
Accumulated deficit	(185,927)	(182,777)
Total Stockholders' Equity	892	2,641
Total Liabilities and Stockholders' Equity	$15,901	$19,105

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2010	2009
Revenues
Total revenues	$123	$707

Operating expenses

Cost of healthcare services	$(12)	$273
General and administrative	3,558	5,603
Research and development	10	-
Impairment losses	38	1,113
Depreciation and amortization	255	404
Total operating expenses	$3,849	$7,393

Loss from operations	$(3,729)	$(6,686)

Interest and other income	43	46
Interest expense	(137)	(408)
Loss on extinguishment of debt	-	(276)
Gain on the sale of marketable securities	32	-
Other than temporary impairment of marketable securities	-	(132)
Change in fair value of warrant liability	657	69
Loss from continuing operations before provision for income taxes	$(3,134)	$(7,387)
Provision for income taxes	18	8
Loss from continuing operations	$(3,152)	$(7,395)

Discontinued Operations:
Results of discontinued operations, net of tax	$-	$10,449

Net income (loss)	$(3,152)	$3,054

Basic and diluted net income (loss) per share:
Continuing operations	$(0.05)	$(0.13)
Discontinued operations	-	0.19
Net income (loss) per share	$(0.05)	$0.06

Weighted number of shares outstanding	65,830	55,075

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2010	2009
Operating activities:
Net income (loss)	$(3,152)	$3,054
Adjustments to reconcile net income (loss) to net cash used in operating activities:
(Income) Loss from Discontinued Operations	-	(10,449)
Depreciation and amortization	255	404
Amortization of debt discount and issuance costs included in interest expense	63	524
Other than temporary impairment on marketable securities	(30)	132
Provision for doubtful accounts	27	281
Deferred rent	(49)	(20)
Share-based compensation expense	1,107	1,208
Loss on debt extinguishment	-	276
Fair value adjustment on warrant liability	(657)	(69)
Impairment losses	38	1,113
Changes in current assets and liabilities:
Receivables	146	(78)
Prepaids and other current assets	(120)	120
Accounts payable and other accrued liabilities	(309)	(1,872)
Long term accrued liabilities	-	234
Net cash used in operating activities of continuing operations	(2,681)	(5,142)
Net cash used in operating activities of discontinued operations	-	(1,103)
Net cash used in operating activities	$(2,681)	$(6,245)

Investing activities:
Purchases of marketable securities	$-	$-
Proceeds from sales and maturities of marketable securities	250	-
Proceeds from sales of property and equipment	-	2
Proceeds from disposition of CompCare	-	1,500
Purchases of property and equipment	-	(9)
Deposits and other assets	-	(289)
Cost of intangibles	-	(3)
Net cash provided by investing activities of continuing operations	250	1,201
Net cash from investing activities of discontinued operations	-	39
Net cash provided by investing activities	$250	$1,240

Financing activities:
Cost related to issuance of debt and warrants	$-	$-
Proceeds from line of credit	-	1,542
Paydown on UBS line of credit	(260)
Paydown on senior secured note	-	(1,446)
Capital lease obligations	(12)	(27)
Net cash provided by (used in) financing activities of continuing operations	(272)	69
Net cash (used in) financing activities of discontinued operations	-	(73)
Net cash (used in) financing activities	$(272)	$(4)

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued)

	Three Months Ended
(In thousands)	March 31,
	2010	2009
Net decrease in cash and cash equivalents	$(2,703)	$(5,009)
Cash and cash equivalents at beginning of period	4,595	10,893
Cash and cash equivalents at end of period	$1,892	$5,884
Less cash and cash equivalents of discontinued operations	$-	$3,909
Cash and cash equivalents of continuing operations at end of period	$1,892	$1,975

Supplemental disclosure of cash paid
Interest	$49	$92
Income taxes	$24	$30
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$260	$126
Common stock issued for debt settlement	$230	$-

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2009 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2010, cash, cash equivalents and current marketable securities amounted to $11.1 million and we had a working capital deficit of approximately $2.1 million. Our working capital includes $9.2 million of auction-rate securities (ARS) at fair market value and a corresponding put option of $756,000, both of which are currently illiquid. The ARS are subject to a put option at par value commencing on June 30, 2010 and are thus included in current assets (see Note 2. Summary of Significant Accounting Policies, Marketable Securities). We have $9.4 million of outstanding borrowings that are secured by these ARS. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2010 our cash and cash equivalents used in operating activities amounted to $2.7 million. We expect to continue to incur negative cash flows and net losses for the next twelve months. As of March 31, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2009, management took actions that have resulted in reducing annual operating expenses. We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors (see Note 6. Commitments and Contingencies).  Between January 1, 2010, and April 30, 2010, we settled approximately $1.2 million in claims through the issuance of common stock (see Note 7. Subsequent Events).  In previous quarters, we have exited markets in our licensee operations that we have determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets will not provide short-term profitability and/or positive cash flow. We do not expect the cost impact of such further actions to have a material impact on our cash deficiency or our ability to continue as a going concern.

As of April 30, 2010, we had cash on hand of approximately $1.2 million. We are pursuing additional new Catasys contracts and additional capital. At presently anticipated rates of spending, which do not include any plans for additional cost reductions, we will need to obtain additional funds prior to June 30, 2010 to avoid drastically curtailing or even ceasing our operations. We are currently in discussions with third parties regarding additional financing and are evaluating other measures available to us as we address our liquidity situation. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we will not be able to offset this by sufficient reductions in expenses. If this occurs, we may be unable to meet our cash obligations as they become due, we may default on our financial commitments and we may be required to further delay or reduce operating expenses and even curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubt from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

In January 2009, pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at December 31, 2008 since all of the criteria specified by current accounting rules had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as discontinued operations. See Note 5. Discontinued Operations, for further discussion.

Based on the provisions of management services agreements between us and our managed professional medical corporations, we have determined that they constitute variable interest entities, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) rules relating to the consolidation of variable interest entities.  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporations. See Note 2. Summary of Significant Accounting Policies, Management Services Agreements, for more discussion.

All intercompany transactions and balances have been eliminated in consolidation.

We have evaluated subsequent events through May 6, 2010.

Note 2.   Summary of Significant Accounting Policies

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

Behavioral Health

To date we have not recognized any material revenues from our behavioral health segment. Our Catasys contracts are generally designed to provide revenues in the form of member fees and service revenues on a monthly basis. To the extent that our contracts may include a performance guarantee, we would defer the appropriate revenues until the performance measurement period is completed.

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

Behavioral Health

Behavioral health cost of services is recognized in the period in which an eligible member actually receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted basis. We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider.

Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Three Months Ended
(In thousands)	March 31,
	2010	2009
Net income (loss)	$(3,152)	$3,054
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	33	425
Comprehensive income (loss)	$(3,119)	$3,479

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

Common equivalent shares, consisting of 19,600,266 and 14,123,000 of incremental common shares as of March 31, 2010 and 2009, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2010, we had 10,548,000 vested and unvested shares outstanding and 1,908,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.1 million for the three months ended March 31, 2010, compared to $1.2 million for the three months ended March 31, 2009.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations subsequent to January 1, 2006. We accounted for share-based awards to employees and directors using the intrinsic value method under previous FASB rules, allowable prior to January 1, 2006. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three months ended March 31, 2010 and 2009 amounted to $1.0 million and $1.05 million, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2010 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2009, we granted options to employees for 271,700 shares at the weighted average per share exercise price of $0.31, the fair market value of our common stock at the dates of grants. There were no stock option grants to employees nor were there any exercises by directors and employees during the three months ended March 31, 2010. Employee and director stock option activity for the three months ended March 31, 2010, included cancellations only and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	10,913,000	$2.16

Cancelled	(365,000)	$0.93

Balance March 31, 2010	10,548,000	$2.20

The estimated fair value of options granted to employees during the three months ended March 31, 2010 and 2009 was $0.00 and $54,000, respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended March 31,
	2010	2009
Expected volatility	N/A	72%
Risk-free interest rate	N/A	2.16%
Weighted average expected lives in years	N/A	6.0
Expected dividend	N/A	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of other public healthcare companies, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2010 and 2009 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2010, there was $4,535,741 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.2 years.

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

There were no options and warrants granted for the three months ended March 31, 2010 and March 31, 2009. For the three months ended March 31, 2010 and 2009, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $5,000 and $12,000, respectively.

There was no non-employee stock option and warrant activity for the three months ended March 31, 2010. The balance of shares and weighted average price as of March 31, 2010 remained the same as that reported as of December 31, 2009 and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	1,690,000	$3.57

Balance March 31, 2010	1,690,000	$3.57

Common Stock

During the three months ended March 31, 2010 and 2009, we issued 1,095,000 and 110,156 shares of common stock, respectively valued at $426,000 and $ 56,000, in exchange for various services and in settlement of outstanding claims. The costs associated with shares issued for services are being amortized to share-based expense on a straight-line basis over the related service periods. For the three months ended March 31, 2010 and 2009, share-based expense relating to all common stock issued for consulting services was $165,000 and $149,000, respectively.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our common stock issued pursuant to the ESPP and, thus, no expense incurred for the three months ended March 31, 2010 and March 31, 2009.

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

Costs associated with streamlining our operations

During the three months ended March 31, 2010 and 2009, we continued to streamline our operations to increase our focus on managed care opportunities and reposition ourselves to be more competitive in the marketplace. We recorded $212,000 in the first quarter of 2009 in costs incurred and  associated with streamlining our operations and these costs consisted primarily of rent expense and severance and related benefits. In addition, we renegotiated certain leasing and vendor agreements to restructure payment terms, reduce operating expenses and manage short term cash requirements.

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

In making our determination whether losses are considered to be “other than temporary” declines in value, we consider the following factors at each quarter-end reporting period:

●	How long and by how much the fair value of the ARS securities have been below cost;
●	The financial condition of the issuers;
●	Any downgrades of the securities by rating agencies;
●	Default on interest or other terms; and
●	Whether it is more likely than not that we will be required to sell the ARS before they recover in value.

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

Our marketable securities consisted of investments with the following maturities and approximate fair market values as of March 31, 2010 and December 31, 2009:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2009
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,468	9,468	-

Balance at March 31, 2010
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,219	9,219	-

Auction-Rate Securities

As of March 31, 2010, our total investment in ARS was $9.2 million (fair market value). Since February 2008, auctions for these securities have failed, meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. The maturity dates of the underlying securities of our ARS investments range from 18 to 37 years. Consequently, we have not been able to access these funds and would not expect to do so and fully recover our carrying value until a future auction of these investments is successful or a buyer is found outside the auction process. In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities are not earlier redeemed or sold. In March 2010, $250,000 (par value) of ARS was redeemed at par by the issuer.

Because of our ability to sell the ARS under the UBS rights offering beginning on June 30, 2010, the ARS investments have been classified in current assets at March 31, 2010. Considering the illiquid ARS market, the recent deterioration of overall market conditions and our financial condition and near-term liquidity needs, we are not able to hold our ARS before they would recover in value and any decline in the fair value of ARS is considered as ‘other-than-temporary’ and recorded in the statement of operations as an impairment charge. At March 31, 2010, we have estimated an aggregate fair value of approximately $9.2 million for our ARS. See “Fair Value Measurements” below for a complete discussion of our valuation methods. These securities will continue to be analyzed each reporting period for other-than-temporary impairment factors, which may require us to recognize additional impairment charges.

The rights offering referred to above is effectively a put option agreement. Consequently, we have recognized the put option agreement as a separate asset in accordance with FASB accounting rules and it is included at fair market value in other current assets in our consolidated balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs use to measure fair value. The fair value hierarchy distinguishes between (1)  market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable outputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2010 for assets and liabilities measured at fair value:

(Dollars in thousands)	Level I	Level II	Level III	Total
Variable auction-rate securities	$-	$-	$9,219	$9,219
Put option	-	-	756	756
Intangible assets	-	-	2,599	2,599
Certificates of deposit (1)	133	-	-	133
Total assets	$133	$-	$12,574	$12,707

Warrant liabilities	$-	$-	$432	$432
Total liabilities	$-	$-	$432	$432

(1) included in deposits and other assets on our consolidated balance sheets

Financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2010 represent our investment in ARS and the associated put option, in which management has used at least one significant unobservable input in the valuation model. See discussion above in Marketable Securities for additional information on our ARS, including a description of securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment. As discussed above, the market for ARS effectively ceased when the vast majority of auctions began to fail in February 2008. As a result, reliable quoted prices for ARS did not exist as of March 31, 2010 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2010:

	Level III			Level III
	ARS &			Warrant
(Dollars in thousands)	Put Option			Liabilities
Balance as of December 31, 2009	$10,226		Balance as of December 31, 2009	$1,089
Change in value	(1)	(b)	Transfers in/out of Level III	-
Net purchases (sales)	(250)		Change in fair value of
Net unrealized gains (losses)	(30)		warrant liabilities	(657)
Net realized gains (losses)	30	(a)	Balance as of March 31, 2010	$432
Balance as of March 31, 2010	$9,975

(a) Includes other-than-temporary loss on auction-rate securities.
(b) Auction Rate Securities Put Option recorded in prepaids and other current assets

As discussed above, there have been continued auction failures with our ARS portfolio. As a result, quoted prices for our ARS did not exist as of March 31, 2010 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.  Additionally, we recorded a temporary increase in the fair value of certain other ARS of approximately $30,000 as of March 31, 2010. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Intangible Assets

As of March 31, 2010, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,360	$(1,760)	$2,600	11-16

During the three months ended March 31, 2010 we did not acquire any new intangible assets and at March 31, 2010, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of March 31, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of March 31, 2010.  During the three months ended March 31, 2010 we did not record impairment charges associated with our intellectual property. At December 31, 2009, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2010	$177
2011	$236
2012	$236
2013	$236
2014	$236

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

Variable Interest Entities

Generally, an entity is defined as a Variable Interest Entity (VIE) if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

As discussed under the heading Management Services Agreements below, we have a MSA with a managed medical corporation. Under this MSA, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of this managed medical corporation either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loans provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

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

Under the remaining MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services;
●	information systems;
●	recordkeeping;
●	scheduling;
●	billing and collection;
●	marketing and local business development; and
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

The treatment center retains the sole right and obligation to provide medical services to its patients and to make other medically related decisions, such as the choice of medical professionals to hire or medical equipment to acquire and the ordering of drugs.

In addition, we provide medical office space to the treatment center on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The treatment center pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand, or upon termination of the respective MSA. At March 31, 2010, there was one outstanding credit facilities under which $9.4 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSA. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated treatment center or other third party. Creditors of the managed medical corporations do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
(in thousands)	2010	2009
Cash and cash equivalents	$12	23
Receivables, net	6	-
Prepaids and other current assets	-	-
Total assets	$18	23

Accounts payable	12	14
Note payable	9,533	9,214
Accrued compensation and benefits	-	-
Accrued liabilities	5	6
Total liabilities	$9,550	9,234

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

For the three months ended March 31, 2010 and 2009, we recognized non-operating gains of $657,000 and $69,000, respectively, related to the revaluation of our warrant liabilities. The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. The effect upon Hythiam is immaterial.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective January 1, 2010 and did not have a material impact on our financial statements.

Recently Issued

The following Accounting Standards Updates were issued between September 2009 and April 15, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

●	ASU 2010-12, Income Taxes: Accounting for Certain Tax Effects of the 2010 Health Care Reform Act
●	ASU 2010-11, Derivatives and Hedging Scope Exception Related to Embedded Credit Derivatives
●	ASU 2010-10, Consolidation Amendments for Certain Investment Funds
●	ASU 2010-09, Subsequent Events Amendments to Certain Recognition and Disclosure Requirements
●	ASU 2010-08, Technical Corrections to Various Topics in Codification
●	ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements
●	ASU 2010-05, Codifies SEC Position on Escrowed Share Arrangements
●	ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs
●	ASU 2009-07, Accounting for Various Topics
●	ASU 2009-08, Earnings per Share
●	ASU 2009-09, Accounting for Investments — Equity Method and Joint Ventures Accounting for Equity-Based Payments to Non-Employees

None of these ASUs are expected to have a material impact to Hythiam’s financial statements.

Note 3.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three months ended March 31, 2009, we revised our segments to reflect the disposal of CompCare (see Note 5. Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health and Healthcare Services.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2010 and 2009. Summary financial information for our two reportable segments is as follows:

	Three Months Ended
(in thousands)	March 31,
	2010	2009

Healthcare services
Revenues	$120	$707
Loss before provision for income taxes	(2,470)	(5,693)
Assets *	15,901	21,743

Behavioral health
Revenues	$3	$-
Loss before provision for income taxes	(664)	(1,694)
Assets *	-	-

Consolidated continuing operations
Revenues	$123	$707
Loss before provision for income taxes	(3,134)	(7,387)
Assets *	15,901	21,743

* Assets are reported as of March 31.

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

The following table summarizes the operating results for Behavioral Health for the three months ended March 31, 2010 and 2009:

	Three Months Ended
(in thousands)	March 31,
	2010	2009

Revenues	$3	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$619	$656
Other expenses	48	197
Impairment charges	-	758
Depreciation and amortization	-	83
Total operating expenses	$667	$1,694

Loss before provision for income taxes	$(664)	$(1,694

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

The following table summarizes the operating results for Healthcare Services for the three months ended March 31, 2010 and 2009:

(In thousands, except patient treatment data)	Three months ended
	March 31,
	2010	2009
Revenues
U.S. licensees	$45	$184
Managed treatment centers	75	389
Other revenues	-	134
Total healthcare services revenues	$120	$707

Operating expenses
Cost of healthcare services	$(12)	$273
General and administrative expenses
Salaries and benefits	997	2,774
Other expenses	1,897	1,976
Research and development	10	-
Impairment losses	38	355
Depreciation and amortization	255	321
Total operating expenses	$3,185	$5,699

Loss from operations	$(3,065)	$(4,992)
Interest and other income	43	46
Interest expense	(137)	(408)
Loss on extinguishment of debt	-	(276)
Gain on the sale of marketable securities	32	-
Other than temporary impairment on
marketable securities	-	(132)
Change in fair value of warrant liabilities	657	69
Loss before provision for income taxes	$(2,470)	$(5,693)

PROMETA patients treated
U.S. licensees	11	42
Managed treatment centers	9	37
Other	-	11
	20	90

Average revenue per patient treated (a)
U.S. licensees	$4,077	$4,152
Managed treatment centers	5,846	6,337
Other	-	12,185
Overall average	3,723	6,032

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of March 31, 2010 and December 31, 2009:

	March 31	December 31,
(dollars in thousands, except where otherwise noted)	2010	2009
Short-term debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% at March 31, 2010 and December 31, 2009, respectively)
$3,332,000 principal net of $84,000 unamortized discount at March 31, 2010 and $3,332,000 principal net of $147,000 unamortized discount
at December 31, 2009	$3,248	$3,185

UBS line of credit, payable on demand, interest payable monthly at 90-day
T-bill rate plus 120 basis points (1.335% at March 31, 2010 and
1.237% at December 31, 2009)	6,198	6,458

Total Short-term debt	$9,446	$9,643

Note 5.   Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007 for $1.5 million in cash. The CompCare operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets. Prior to the sale, the assets, and results of operations related to CompCare had constituted our behavioral health managed care services segment. See Note 3. Segment Information, for an updated discussion of our business segments after the sale of CompCare.

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the three months ended March 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 are as follows:

Period Ended
January 20,
(in thousands)	2009
Revenues:
Behavioral managed health care revenues	$710

Expenses:
Behavioral managed health care operating expenses	$703
General and administrative expenses	711
Other	50
Loss from discontinued operations before provision for income tax	$(754)

Provision for income taxes	$1
Loss from discontinued operations, net of tax	$(755)

Gain on sale	$11,204
Results from discontinued operations, net of tax	$10,449

Note 6. Commitments and Contingencies

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$9,624	$9,624
Capital Lease Obligations	104	65	39	-	-
Operating Lease Obligations	1,029	992	37	-	-
Clinical Studies	356	356	-	-	-
Total	$11,113	$11,037	$76	$-	$-

In May 2010, we entered into an amendment to one of our operating leases which resulted in the deferral of rents of approximately $124,000 into the third quarter of 2010.

In August 2006, the Company entered into a 5 year lease agreement for approximately 4,000 square feet of medical space for a company managed treatment center in San Francisco, CA. The Company ceased operations at the center in January 2008. In the first quarter of 2009, the Company ceased making rent payments under the lease. In November of 2009, the landlord filed a lawsuit against the Company seeking damages of at least $350,000, plus attorney fees and costs. On March 23, 2010 the Company settled this lawsuit for $200,000 to be paid in monthly installments from March 23, 2010 to February 2011.

Note 7.  Subsequent Events

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 5,000,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  In addition, the owner of the claims will not sell more than the greater of 49,000 shares or 10% of the daily trading volume.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys™ subsidiary behavioral health management services for substance abuse to health plans.  Catasys is focused on offering integrated substance dependence solutions, including our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other substance dependence and mental health treatments. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in Results of Discontinued Operations in our Consolidated Statement of Operations for the three months ended March 31, 2009.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated financial statements and Note 5, Discontinued Operations, included with this report.

Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. As of March 31, 2010, we had 47 active licensing agreements with physicians, hospitals and treatment providers for  52 sites throughout the United States, with 9 sites contributing to revenue in 2010. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations.

We currently manage one treatment center under our licensing agreements, located in Santa Monica, California (dba The Center to Overcome Addiction).  We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. The center offers treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offers medical and psychosocial interventions for other substance dependencies and mental health disorders. The revenues and expenses of these centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities.  As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2010	2009
Revenues
Total revenues	$123	$707

Operating expenses

Cost of healthcare services	$(12)	$273
General and administrative	3,558	5,603
Research and development	10	-
Impairment losses	38	1,113
Depreciation and amortization	255	404
Total operating expenses	$3,849	$7,393

Loss from operations	$(3,729)	$(6,686)

Interest and other income	43	46
Interest expense	(137)	(408)
Loss on extinguishment of debt	-	(276)
Gain on the sale of marketable securities	32	-
Other than temporary impairment of marketable securities	-	(132)
Change in fair value of warrant liability	657	69
Loss from continuing operations before provision for income taxes	$(3,134)	$(7,387)

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $4.3 million during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the decrease in operating expenses, resulting mainly from actions to streamline our healthcare services operations, partially offset by a $588,000 increase in the change in fair value of warrant liability, a $584,000 decrease in revenue and the recognition of impairment losses totaling $38,000.

Revenues

Revenue decreased by $584,000 for the three months ended March 31, 2010 compared to the same period in 2009, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, and a decrease in administrative fees earned from licensees. The number of patients treated decreased by 78% in the three months ended March 31, 2010 compared to the same period in 2009. The average revenue per patient treated at U.S. licensed sites and at PROMETA Centers decreased by $500 during the three months ended March 31, 2010 compared to the same period in 2009.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center (The Center to Overcome Addiction) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects a decrease in revenues from the reduction of treatment centers; management services agreements, licensed sites and corresponding patient volume in the first quarter of 2010. The impact of our streamlining of operations is reflected in the improved gross margin. The credit balance in cost of healthcare services is the result of the reversal of previous period accruals for royalties on accounts deemed uncollectible and no longer due to be paid.

General and Administrative Expenses

Excluding costs associated with streamlining our operations totaling ($64,000) in 2010 and $212,000 in 2009, total general and administrative expenses decreased by $1.9 million in the three months ended March 31, 2010 compared to the same period in 2009. This decrease is attributable to decreases of $763,000 in salaries and benefits and $1.1 million in other general and administrative expenses as a result of the streamlining of our operations.  General and administrative expenses include $1.1 million in non-cash expense for share-based compensation, compared to $1.2 million of such expense in 2009.

Depreciation and amortization decreased by $149,000 during the three months ended March 31, 2010 compared to the same period in 2009, primarily due to the write off of $758,000 in software assets recorded in the first quarter of 2009.

Research and Development

Our total research and development expenses increased by $10,000 in the three months ended March 31, 2010 compared to the same period in 2009. This increase is attributable to additional patients being treated in a new study.  There was no research and development expense recognized during the three months ended March 31, 2009.

Impairment Losses

There was an impairment loss related to property plant and equipment of $38,000 for the three months ended March 31, 2010, compared to $758,000 for the three months ended March 31, 2009.  During the three-month period ended March 31, 2009, impairment charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating. There was no impairment charge related to intellectual property in the three months ended March 31, 2010.

Interest Expense

Interest expense declined by $271,000 from the three months ended March 31, 2010 to the three months ended March 31, 2009 due to a reduction of $1.0 million in interest bearing liabilities and a weighted average drop in interest rates of 0.47% for the same period.

Loss from Extinguishment of Debt

We recognized a $276,000 loss on extinguishment of debt resulting from the $1.4 million pay down on the Highbridge senior secured note, primarily representing unamortized discount during the first quarter of 2009 and there was no charge for loss from extinguishment of debt during the first quarter of 2010.

Other than Temporary Impairment on Marketable Securities

There was no impairment charge related to certain auction rate securities (ARS) during the three months ended March 31, 2010 compared to $132,000 impairment charge related to certain of our auction rate securities (ARS) during the three months ended March 31, 2009. The charge was based on an updated valuation of the securities performed by management as of March 31, 2009 and deemed necessary after an analysis of other-than-temporary impairment factors, most notably, our inability to hold the ARS until they are expected to recover in value.

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

The change in fair value of the warrants issued in connection with the November 7, 2007 and September 2009 registered direct stock placement amounted to a $146,000 and $295,000 non-operating gain in the Consolidated Statement of Operations respectively, for the three months ended March 31, 2010.  The change in fair value for the warrants issued in connection with the Highbridge note amounted to a $215,000 non-operating gain in the Consolidated Statement of Operations for the three months ended March 31, 2010. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of April 30, 2010, we had cash on hand of approximately $1.2 million. We are pursuing additional new Catasys contracts and additional capital. At presently anticipated rates of spending, which do not include any plans for additional cost reductions, we will need to obtain additional funds prior to June 30, 2010 to avoid drastically curtailing or even ceasing our operations. We are currently in discussions with third parties regarding additional financing and are evaluating other measures available to us as we address our liquidity situation. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we will not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due, we may default on our financial commitments and we may be required to further delay or reduce operating expenses and even curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

As of March 31, 2010, we had a balance of approximately $11.1 million in cash, cash equivalents and current marketable securities compared to $14.1 million in cash, cash equivalents and current marketable securities at December 31, 2009. We had approximately $10 million and $10.2 million of par value auction rate securities (ARS) classified in current assets at March 31, 2010 and December 31, 2009, respectively. Approximately $250,000 of ARS matured in March 2010 and these proceeds were applied to pay down our line of credit and service our debt with UBS. We had a working capital deficit of approximately $2.1 million compared to a surplus of approximately $0.1 million as of December 31, 2009.  As explained below we settled a significant amount of outstanding liabilities through the issuance of common stock between January and April 30, 2010 and our working capital deficit approximates $1.7 million at April 30, 2010. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. These conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2009, management took actions that have resulted in reducing annual operating expenses. We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. We amended leases on premises which resulted in deferring payments and agreed to settle a lawsuit filed by a landlord on March 23, 2010. This amendment and the legal settlement require payments of $324,000 between March 23, 2010 and February 2011. Between January 1, 2010 and April 30, 2010, we settled, through the issuance of common stock, approximately $1.2 million of outstanding liabilities.  In previous quarters, we have exited markets in our licensee operations that we have determined will not provide short-term profitability. We may exit additional markets in our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets will not provide short-term profitability and/or positive cash flow. We do not expect the cost impact of such further actions to have a material impact on our cash deficiency or our ability to continue as a going concern.

Cash Flows

We used $2.7 million of cash for continuing operating activities during the three months ended March 31, 2010 compared to $5.1 million of cash for continuing operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based expense), the cost of healthcare services revenue and research and development costs, which totaled approximately $2.5 million for the three months ended March 31, 2010, compared to $4.9 million for the same period in 2009. This decrease in net cash used reflects the decline in such expenses, resulting mainly from our efforts to streamline operations.

Capital expenditures for the three months ended March 31, 2010 and 2009 were not material. Our future capital requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Highbridge Senior Secured Note

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge International LLC (Highbridge), to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. If we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. During the three months ended March 31, 2009, we drew down an additional $1.5 million under the UBS demand margin loan facility, and used $1.4 million of the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC. During April 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2008 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of 26,204 and a decrease in the exercise price from $0.28 to $0.27 per share.

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

As of March 31, 2010, the outstanding balance on our line of credit was $6.2 million.  The loan is subject to a rate of interest based upon the current 90-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and is carried in short-term liabilities on our Consolidated Balance Sheet.

During March 2010, approximately $250,000 of our ARS were redeemed at par and the proceeds were applied to our UBS demand margin loan facility.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of March 31, 2010 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$9,624	$9,624
Capital Lease Obligations	104	65	39	-	-
Operating Lease Obligations	1,029	992	37	-	-
Clinical Studies	356	356	-	-	-
Total	$11,113	$11,037	$76	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2010 we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to share-based compensation expense; the impairment assessments for intangible assets, valuation of derivative liabilities, and valuation of marketable securities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The change in fair value of the warrant liabilities amounted to net gains of $657,000 for the three months ended March 31, 2010, compared to net gains of $69,000 for the same period in 2009. The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

Share-based expense

Commencing January 1, 2006, we implemented the accounting provisions of Statement of Financial Accounting Standards (SFAS) 123R on a modified-prospective basis to recognize share-based compensation for employee stock option awards in our statements of operations for future periods. We accounted for the issuance of stock, stock options and warrants for services from non-employees in accordance with SFAS 123, Accounting for Stock-Based Compensation and FASB Emerging Issues Task Force Issue No. 96-18, Accounting For Equity Instruments That Are Issued To Other Than Employees For Acquiring Or In Conjunction With Selling Goods Or Services . We estimate the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

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

During the three months ended March 31, 2010 we did not acquire any new intangible assets and at March 31, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of March 31, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of March 31, 2010.  During the three months ended March 31, 2010 we did not record impairment charges associated with our intellectual property. At December 31, 2009, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Valuation of Marketable Securities

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. The effect upon Hythiam is immaterial.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU 2009-15, which changes the fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. This ASU was adopted effective on January 1, 2010 and did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective January 1, 2010 and did not have a material impact on our financial statements.

Recently Issued

The following Accounting Standards Updates were issued between September 2009 and April 15, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

●	ASU 2010-12, Income Taxes: Accounting for Certain Tax Effects of the 2010 Health Care Reform Act
●	ASU 2010-11, Derivatives and Hedging Scope Exception Related to Embedded Credit Derivatives
●	ASU 2010-10, Consolidation Amendments for Certain Investment Funds
●	ASU 2010-09, Subsequent Events Amendments to Certain Recognition and Disclosure Requirements
●	ASU 2010-08, Technical Corrections to Various Topics in Codification
●	ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements
●	ASU 2010-05, Codifies SEC Position on Escrowed Share Arrangements
●	ASU 2010-04, Accounting for Various Topics – Technical Corrections to SEC Paragraphs
●	ASU 2009-07, Accounting for Various Topics
●	ASU 2009-08, Earnings per Share
●	ASU 2009-09, Accounting for Investments — Equity Method and Joint Ventures Accounting for Equity-Based Payments to Non-Employees

None of these ASUs are expected to have a material impact to Hythiam’s financial statements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

As part of our financial reporting process for the annual period ended December 31, 2009, management became aware of a potential incorrect reporting of our long-term warrant liabilities and net loss as reported in our Form 10-Q for the period ended September 30, 2009.  Management subsequently determined the reporting was incorrect. We evaluated, with the participation of our chief executive officer, chief financial officer and chief operating officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation we have determined that there was a material weakness in our disclosure controls with respect to the interpretation of contractual language associated with warrant liabilities which lead to the improper reporting of an adjustment to the warrant liability in the aforementioned Form 10-Q. Management has taken steps to remediate this weakness by supplementing the processes for review of legal documents supporting modifications to debt or equity instruments. Except for the previously mentioned material weakness, which has been remediated, management believes that its system of disclosure controls and procedures as of the end of the period covered by this report are effective in connection with the preparation of this report.

Changes in Internal Control Over Financial Reporting

Except as disclosed in this Item 4, there are no changes in our controls over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                 Risk Factors

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern

We have been unprofitable since our inception in 2003 and expect to continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. At April 30, 2010, cash and cash equivalents amounted to $1.2 million and we had a working capital of approximately ($1.7) million. Between January and April 2010, we settled claims for current liabilities in the amount of approximately $1.2 million through the issuance of stock.  During the year ended December 31, 2009 and the quarter ended March 31,  2010, our cash and cash equivalents used in operating activities amounted to $14.5 million and $2.7 million, respectively. Although we have recently taken actions to decrease expenses, increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses and capital requirements through June 2010.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

We currently have insurance coverage for up to $5 million per year, in the aggregate, for personal injury claims. We maintain directors’ and officers’ liability insurance coverage, subject to a self insured retention of $0 to $250,000 per claim, and errors and omissions insurance. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

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

We may not be able to achieve promised savings for our Catasys contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability

We anticipate that many or all of our Catasys contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings.  If we are unable to meet or exceed promised savings or achieve agreed upon operational metrics, or favorably resolve contract billing and interpretation issues with our customers, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services.  This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our program. Therefore, failure to anticipate or control costs could have materially adverse effects on our business.

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

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding patient information transmitted or stored electronically.  HIPAA applies to covered entities, which may include healthcare facilities and does include health plans that will contract for the use of our programs and our services. The HIPAA and HITECH rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements known as business associate requirements and data security provision and reporting requirements. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA and HITECH regulations governing the form and format of those transactions. Services provided under our Catasys program also requires us to comply with HIPAA, HITECH and other privacy and security regulations  Other federal and state laws restricting the use and protecting the privacy and security of patient information also apply to our licensees directly and in some cases to us, either directly or indirectly. We may be required to make costly system purchases and modifications to comply with the HIPAA and HITECH rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business.

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

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements

All of our healthcare professionals who are subject to licensing requirements, such as our care coaches, are licensed in the state in which they are physically present.  Multiple state licensing requirements for healthcare professionals who provide services telephonically over state lines may require us to license some of our healthcare professionals in more than one state.  New and evolving agency interpretations, federal or state legislation or regulations, or judicial decisions could increase the requirement for multi-state licensing of all call center health professionals, which would increase our costs of services.

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

Approximately 21.8% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

Reserva Capital, LLC and Bonmore, LLC, whose sole managing member is our chairman and chief executive officer, beneficially own 13,600,000 shares of our common stock, which represent 19.1% of our 71,423,631 shares outstanding as of April 30, 2010. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

You should understand that the following important factors, in addition to those referred to above could affect our future results and could cause those results to differ materially from those expressed in such forward-looking statements:

●	the anticipated results of clinical studies on our treatment programs, and the publication of those results in medical journals;
●	plans to have our treatment programs approved for reimbursement by third-party payers;
●	plans to license our treatment programs to more healthcare providers;
●	marketing plans to raise awareness of our PROMETA Treatment Program and Catasys treatment programs; and
●	anticipated trends and conditions in the industry in which we operate, including our future operating results, capital needs, and ability to obtain financing.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Item 5. “Recent Sales of Unregistered Securities” in our Annual Report on form 10-K for the year ended December 31, 2009 is incorporated by reference.

Item 4.                 Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 2010.

Item 6.                 Exhibits

Exhibit 10.28
Order for Settlement of Claims between Hythiam, Inc. and The Trinity Group-I, Inc., dated January 21, 2010, incorporated by reference to exhibit of the same number to Hythiam, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.

Exhibit 10.29
Settlement Agreement between Hythiam, Inc. and Lincoln PO FBOP Limited Partnership, dated March 23, 2010, incorporated by reference to exhibit of the same number to Hythiam, Inc.’s annual report on Form 10-K for the year ended December 31, 2009.

Exhibit 10.31	Seventh Amendment to Lease between Hythiam, Inc. and The Irvine Company, LLC, dated April 29, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: May 13, 2010	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ JOHN V. RIGALI
John V. Rigali
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 13, 2010	By:	/s/ RICHARD A. ANDERSON
Richard A. Anderson
Chief Operating Officer