Form 10-Q
period 2010-06-30
HYTHIAM INC
filed 2010-08-16
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

Commission File Number 001-31932
___________________________

HYTHIAM, INC.
(Exact name of registrant as specified in its charter)
____________________________

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

Yes ☐            No ☑

As of July 31, 2010, there were 81,423,631 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)	(audited)
(In thousands,except for number of shares)	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$1,783	$4,595
Marketable securities, at fair value	-	9,468
Receivables from sale of marketable securities	2,225	-
Receivables, net	134	308
Prepaids and other current assets	152	989
Total current assets	4,294	15,360
Long-term assets
Property and equipment, net of accumulated depreciation
of $6,952 and $6,697 respectively	455	877
Intangible assets, net of accumulated amortization of		-
$1,820 and $1,702 respectively	2,540	2,658
Deposits and other assets	197	210
Total Assets	$7,486	$19,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,885	$2,266
Accrued compensation and benefits	839	941
Other accrued liabilities	1,748	2,431
Short-term debt	3,311	9,643
Total current liabilities	7,783	15,281
Long-term liabilities
Long-term Liabilities
Deferred rent and other long-term liabilities	73	46
Warrant liabilities	195	1,089
Capital lease obligations	23	48
Total liabilities	8,074	16,464

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
71,424,000 and 65,283,000 shares issued and outstanding
at June 30, 2010 and December 31, 2009, respectively	7	7
Additional paid-in-capital	187,808	184,715
Accumulated other comprehensive income	-	696
Accumulated deficit	(188,403)	(182,777)
Total Stockholders' Equity	(588)	2,641
Total Liabilities and Stockholders' Equity	$7,486	$19,105

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Total revenues	$111	$371	$234	$1,078

Operating expenses
Cost of healthcare services	51	161	75	434
General and administrative	3,141	4,526	6,673	10,129
Impairment losses	-	-	38	1,113
Depreciation and amortization	246	302	501	706
Total operating expenses	3,438	4,989	7,287	12,382

Loss from operations	(3,327)	(4,618)	(7,053)	(11,304)

Interest and other income	85	77	128	123
Interest expense	(134)	(370)	(271)	(778)
Loss on extinguishment of debt	-	-	-	(276)
Gain on the sale of marketable securities	664	-	696	-
Other than temporary impairment of marketable
securities	-	(28)	-	(160)
Change in fair value of warrant liability	237	15	894	84
Loss from continuing operations before provision
for income taxes	(2,475)	(4,924)	(5,606)	(12,311)
Provision for income taxes	2	2	20	10
Loss from continuing operations	$(2,477)	$(4,926)	$(5,626)	$(12,321)

Discontinued Operations:
Results of discontinued operations, net of tax	-	-	-	10,449

Net income (loss)	$(2,477)	$(4,926)	$(5,626)	$(1,872)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.03)	$(0.09)	$(0.08)	$(0.22)
Discontinued operations	-	-	-	0.19
Net income (loss) per share	$(0.03)	$(0.09)	$(0.08)	$(0.03)

Weighted number of shares outstanding	70,918	55,155	68,388	55,115

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2010	2009
Operating activities
Net loss	$(5,626)	$(1,872)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from Discontinued Operations	$-	(10,449)
Depreciation and amortization	501	706
Amortization of debt discount and issuance costs included in
interest expense	126	805
Other than temporary impairment on marketable securities	-	160
Gain on sale of marketable securities	(696)	-
Provision for doubful accounts	19	491
Deferred rent	(61)	26
Share-based compensation expense	2,175	2,459
Loss on debt extinguishment	-	276
Fair value adjustment on warrant liabilitiy	(894)	(84)
Impairment losses	38	1,113
Changes in current assets and liabilities:
Receivables	155	(66)
Prepaids and other current assets	(26)	66
Accounts payable	10	(1,970)
Long term accrued liabilities	-	51
Net cash used in operating activities of continuing operations	(4,279)	(8,288)
Net cash used in operating activities of discontinued operations	-	(1,103)
Net cash used in operating activities	(4,279)	(9,391)
Investing activities
Proceeds from sales and maturities of marketable securities	$8,000	$-
Proceeds from sales of property and equipment	1	2
Proceeds from disposition of CompCare	-	1,500
Purchases of property and equipment	-	(17)
Deposits and other assets	-	(281)
Net cash from investing activities by continuing operations	8,001	1,204
Net cash from investing activities by discontinued operations	-	39
Net cash provided by investing activities	8,001	1,243

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued from previous page)

	Six Months Ended
(In thousands)	June 30,
	2010	2009
Financing activities
Costs related to registered direct offering	$(51)	$-
Proceeds from line of credit	450	1,663
Paydown on line of credit	(6,908)	(79)
Paydown on senior secured note	-	(1,350)
Capital lease obligations	(25)	(47)
Net cash provided by (used in) financing activities by
continuing operations	(6,534)	187
Net cash from (used in) financing activities by discontinued
operations	-	(73)
Net cash from (used in) financing activities	(6,534)	114

Net decrease in cash and cash equivalents for continuing operations	(2,812)	(6,897)
Net decrease in cash and cash equivalents for discontinued operations	-	(1,137)
Net decrease in cash and cash equivalents	(2,812)	(8,034)
Cash and cash equivalents at beginning of period	4,595	10,893
Cash and cash equivalents at end of period	$1,783	$2,859

Supplemental disclosure of cash paid
Interest	$98	$144
Income taxes	$34	$30
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$271	$189
Common stock issued for debt settlement	$1,235	$-

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009, for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company as of June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009 have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K for the year ended December 31, 2009. Amounts as of December 31, 2009 are derived from those audited consolidated financial statements.

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2010, cash, cash equivalents and settlement receivable related to the sale of our auction rate securities (ARS) amounted to $4.1 million, and our short-term debt with maturity in July 2010 amounted to $3.3 million.  As of June 30, we had a working capital deficit of approximately $3.5 million.  During the second quarter we sold all of our remaining ARS at par for $10.2 million and $6.9 million of the proceeds were used to pay down the related line of credit (see Marketable Securities heading under Note 2 Summary of Significant Accounting Policies).

In July 2010 we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to the Company.  In addition we received payment on our settlement account receivable in the amount of $2.2 million in July 2010.  We paid off our senior secured note payable in the amount of $3.3 million at maturity on July 15, 2010 and as a result the Company no longer has any short or long-term debt outstanding (see Note 7 Subsequent Events). We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2010, our cash used in operating activities amounted $4.3 million. We expect to continue to incur negative cash flows and net losses for the next twelve months. As of June 30, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new Catasys contracts and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2010, management took actions that have resulted in reducing annual operating expenses. We have, and continue to, renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors (see Note 6 Commitments and Contingencies).  In August 2010 we amended the lease for our managed treatment center to extend the lease by six months. The lease was set to expire in August 2010.  Under the terms of the amendment we reduced the square footage leased and decreased the monthly cost to approximately $7,100 per month which represented a 78% reduction in the monthly cost versus the first six months of 2010.  This extension allowed us to reduce existing costs while avoiding additional costs that would have been associated with moving to a new facility and avoid the potential disruption to revenues. During the six months ended June 30, 2010, we settled approximately $1.2 million in payables through the issuance of common stock.  In previous quarters, we have exited markets in our licensee operations that we have determined will not provide short-term profitability.  We may exit additional markets in our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets will not provide short-term profitability and/or positive cash flow. We do not expect any direct costs associated with streamlining our organization further to have a material impact on our cash position or our ability to continue as a going concern.

As of July 31, 2010, we had cash on hand of approximately $1.6 million. We are pursuing additional Catasys contracts and capital and are seeking to increase revenue from both our Catasys and private pay businesses. We are currently implementing the recently signed contract in Nevada, which is expected to become operational in the fourth quarter of 2010. We are currently evaluating other measures available to us as we address our liquidity situation. At presently anticipated rates of spending, which do not include any plans for additional cost reductions, we will need to obtain additional funds prior to the end of September 2010 to avoid drastically curtailing or even ceasing our operations. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary funds on acceptable terms or at all, and we will not be able to offset this by sufficient reductions in expenses. If this occurs, we may be unable to meet our cash obligations as they become due, we may default on our financial commitments and we may be required to further delay or reduce operating expenses and even curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubt from our auditors as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

Pursuant to a Stock Purchase Agreement between WoodCliff (our wholly-owned subsidiary) and Core Corporate Consulting Group, Inc., dated January 14, 2009, and effective as of January 20, 2009, we have disposed of our entire interest in our controlled subsidiary, Comprehensive Care Corporation (CompCare), consisting of 14,400 shares of Class A Series Preferred Stock, and 1,739,130 shares of common stock of CompCare held by Woodcliff, for aggregate gross proceeds of $1.5 million. We did not present CompCare as “held for sale” at December 31, 2008 since all of the criteria specified by SFAS 144, Accounting for the impairment or Disposal of Long-Lived Assets (SFAS 144), had not been met as of that date. The financial statements and footnotes present the operations, assets, liabilities and cash flows of CompCare as a discontinued operation. See Note 5 Discontinued Operations for further discussion.

Based on the provisions of the management services agreement (MSA) between us and our managed professional medical corporation, we have determined that it constitutes a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (FASB) Interpretation No. 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R).  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Management Service Agreements heading under Note 2 Summary of Significant Accounting Policies for more discussion.

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

Behavioral Health

Our Catasys contracts are generally designed to provide revenues in the form of member fees and service revenues on a monthly basis. Some of our contracts include performance guarantees and we will defer revenues until the performance measurement period is completed and we have met all the conditions necessary to record revenues.

Cost of Healthcare Services

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

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$(2,477)	$(4,926)	$(5,626)	$(1,872)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	27	$(17)	$453
Net realized gain on marketable securities included in loss from continuing operations	(666)		$(679)	$-
Comprehensive income (loss)	$(3,143)	$(4,899)	$(6,322)	$(1,419)

Basic Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted income per share is computed by dividing the net income for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 18,636,000 and 14,242,000 of incremental common shares as of June 30, 2010 and 2009, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2010, we had 11,242,000 vested and unvested shares outstanding and 2,898,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.1 and $2.2 million respectively for the three and six months ended June 30, 2010, compared to $1.3 and $2.5 million respectively for the three and six months ended June 30, 2009. This includes share-based compensation expense attributable to continuing operations recognized for employees and directors discussed below.

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

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three and six months ended June 30, 2010 and 2009 amounted to $1.0 million and $1.8 million compared to $1.2 million and $2.3 million, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2009, we granted options to employees for 225,000 and 497,000 shares, respectively, at the weighted average per share exercise price of $0.28 and $0.30, respectively, the fair market value of our common stock at the dates of grants. Approximately 271,700 of the options granted in 2009 vested immediately on the date of grant. There were no stock option grants to employees nor were there any exercises by directors and employees during the three and six months ended June 30, 2010. Employee and director stock option activity for the three months ended June 30, 2010, included cancellations only and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	10,913,000	$2.16
Cancelled	(365,000)	0.93

Balance March 31, 2010	10,548,000	$2.20
Cancelled	(886,000)	2.70

Balance June 30, 2010	9,662,000	$2.15

The estimated fair value of options granted to employees during the three and six months ended June 30, 2009 was $40,000 and $94,000 respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	NA	72%	NA	72%
Risk-free interest rate	NA	2.28%-2.36%	NA	2.16%-2.36%
Weighted average expected lives in years	NA	5.0-6.0	NA	5.0-6.0
Expected dividend	NA	0%	NA	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended June 30, 2010 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2010, there was $3,724,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.5 years

Stock Options and Warrants – Non-employees

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

There were no options granted and no share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees during the three and six months ended June 30, 2010. For the same periods in 2009 we granted options for 60,000 shares at the weighted average per share exercise price of $0.52, the fair market value of our common stock at the dates of grants. For the three and six months ended June 30, 2009, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $38,000 and $199,000, respectively.

Non-employee stock option and warrant activity for the three and six months ended June 30, 2010 was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	1,690,000	$3.57
Cancelled	-	-
Balance March 31, 2010	1,690,000	$3.57

Cancelled	(105,000)	2.60

Balance June 30, 2010	1,585,000	$3.63

Common Stock

During the three and six months ended June 30, 2010 and 2009, we issued 5 million and 6.1 million shares of common stock, respectively, in exchange for various services and in settlement of claims.  The costs associated with shares issued for services are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three and six months ended June 30, 2010 and 2009, share-based expense relating to all common stock issued for consulting services was $211,000 and $377,000 compared to $27,000 and $175,000, respectively. The cost of the shares issued in settlement of claims in the amount of $1.2 million, due for services provided to us which had not been paid were recognized in prior periods. The court approved the settlements of complaints against us in California state court in exchange for issuing 445,000 shares of common stock in January 2010 and 5,000,000 shares of our common stock in April 2010 pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. The April settlement is subject to adjustment 180 days subsequent to the issuance of the shares and the owner of the claim will not sell more than the greater of 49,000 shares or 10% of the daily trading volume per the terms of the settlement. (See Note 7 Subsequent Events.)

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our common stock issued pursuant to the ESPP and, thus, no expense incurred during the six months ended June 30, 2010. For the same period in 2009, we issued 8,803 shares of common stock and incurred a $1,000 expense related to the ESPP discount price.

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

We recognize the impact of tax positions in the consolidated financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. To date, we have not identified any uncertain tax positions.

Costs associated with streamlining our operations

During the three and six months ended June 30, 2010 and 2009, we continued to streamline our operations to increase our focus on managed care opportunities and reposition ourselves to be more competitive in the marketplace. We recorded ($64,000) and ($43,000) compared to $222,000 and $360,000 of such costs in the three and six months ended June 30, 2010 and 2009, respectively.  These recoveries and expenses consisted primarily of rent, severance and related benefits. In addition, we renegotiated certain leasing and vendor agreements to restructure payment terms, reduce operating expenses and manage short term cash requirements.

Marketable Securities

At June 30, 2010, investments include certificates of deposit with maturity dates greater than three months when purchased compared to ARS and certificates of deposit at December 31, 2009. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in our Consolidated Balance Sheet within the caption entitled “Accumulated other comprehensive income (loss)” and within Comprehensive Income (Loss) under the caption “other comprehensive income (loss).” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

In making our determination whether losses are considered to be other-than-temporary declines in value, we consider the following factors at each quarter-end reporting period:

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

Our marketable securities consisted of investments with the following maturities as of June 30, 2010 and December 31, 2009:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2009
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,468	9,468	-

Balance at June 30, 2010
Certificates of deposit	$133	$133	$-
Auction-rate securities	-	-	-

The carrying value of all securities presented above approximated fair market value at June 30, 2010 and December 31, 2009.

Auction-Rate Securities

Since February 2008, auctions for these securities have failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. The maturity dates of the underlying securities of our ARS investments ranged from 18 to 37 years.  In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permits us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities were not earlier redeemed or sold. During the six months ended June 30, 2010, $10.2 million (par value) of ARS were redeemed at par by the issuer with $8 million settling prior to the end of the quarter and the balance of the portfolio settling on July 2, 2010.

Because of our ability to sell the ARS under the UBS rights offering beginning on June 30, 2010, the ARS investments were classified in current assets as of December 31, 2009.

The rights offering referred to above was effectively a put option agreement. Consequently, we recognized the put option agreement as a separate asset in the amount of approximately $758,000 in accordance with FASB accounting rules and it is included at fair market value in other current assets in our consolidated balance sheet at December 31, 2009. As the ARS were redeemed at par value we determined that the fair market value of the ARS at June 30, 2010 was the redemption amount, and as a result have written down the value of the put option to zero at June 30, 2010.  The related $758,000 reduction in the value of the put option is reflected as a charge to gain on sale of marketable securities in our consolidated income statement for the three and six months ended June 30, 2010.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs use to measure fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources observable inputs and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable outputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes fair value measurements by level at June 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Intangible assets	-	-	2,540	2,540
Certificates of deposit (1)	133	-	-	133
Total assets	133	-	2,540	2,673

Warrant liabilities	-	-	195	195
Total liabilities	-	-	195	195

(1) included in deposits and other assets on our consolidated balance sheets

Financial instruments classified as Level I in the fair value hierarchy as of June 30, 2010 represent our certificates of deposit. Financial instruments classified as Level III in the fair value hierarchy reflected in the table below as of December 31, 2009 represent our investment in ARS and the associated put option..  As discussed above, the market for ARS effectively ceased when the vast majority of auctions began to fail in February 2008. As a result, reliable quoted prices for ARS did not exist at December 31, 2009 and, accordingly, we concluded that Level I inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

Liabilities measured at market value on a recurring basis at June 30, 2010 and December 31, 2009 include warrant liabilities resulting from debt and equity financing. They do not include the 7.5 million warrants issued along with 10 million in shares for our $2 million dollar funding in July 2010. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements by level at December 31, 2009, and changes therein, for the three months ended March 31, 2010 and the six months ended June 30, 2010:

	Level III	Level III
	ARS	Warrant
(Dollars in thousands)	& Put	Liabilities
Balance as of December 31, 2009	$10,225	$1,089
Transfers in/(out) of Level III	-	-
Change in Fair Value	-	(657)
Net purchases (sales)	(250)	-
Net unrealized gains (losses)	(30)	-
Net realized gains (losses)	30	-
Balance as of March 31, 2010	$9,975	$432

Transfers in/(out) of Level III	(2,225)	-
Change in Fair Value	-	(237)
Net purchases (sales)	(7,750)	-
Net unrealized gains (losses)	(693)	-
Net realized gains (losses)	693	-
Balance as of June 30, 2010	$-	$195

As discussed above, there have been continued auction failures with our ARS portfolio and as a result, active markets for our ARS did not exist and we relied primarily on Level III inputs, for fair valuation measures as of December 31, 2009. As of June 30, 2010, we relied upon the sale price of the marketable securities to measure fair value.

Intangible Assets

As of June 30, 2010, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$ 4,360	$ (1,820)	$ 2,540	11-16

During the six months ended June 30, 2010, we did not acquire any new intangible assets and at June 30, 2010, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of June 30, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of June 30, 2010.  During the six months ended June 30, 2010 we did not record impairment charges associated with our intellectual property. At December 31, 2009, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2010	$ 120
2011	$ 241
2012	$ 241
2013	$ 241
2014	$ 241

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

We have also agreed to provide a credit facility to treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%. Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand or upon termination of the respective MSA. At June 30, 2010, there was one outstanding credit facility under which $9.9 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
(in thousands)	2010	2009
Cash and cash equivalents	$69	23
Receivables, net	7	-
Total assets	$76	23

Accounts payable	32	14
Note payable	9,877	9,214
Accrued liabilities	19	6
Total liabilities	$9,928	9,234

Warrant Liabilities

Prior to the end of the second quarter 2010 we had issued warrants in connection with the registered direct placement of our common stock in November 2007, September 2009 and the amended and restated Highbridge senior secured note in July 2008. The warrants include provisions that require us to record them at fair value as a liability in accordance with EITF 00-19, with subsequent changes in fair value recorded as a non-operating gain or loss in our statement of operations. The fair value of the warrants is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

For the three and six months ended June 30, 2010 and 2009, we recognized non-operating gains/(losses) of $237,000 and $894,000 compared to $15,000 and $84,000, respectively, related to the revaluation of our warrant liabilities. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire. (See Note 7 Subsequent Events.)

Recent Accounting Pronouncements

Recently Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of June 30, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of June 30, 2010 and did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which changes the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective January 1, 2010 and did not have a material impact on our financial statements.

Recently Issued

The following Accounting Standards Updates were issued between December 2009 and June 30, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

In April 2010, the FASB issued ASU 2010-13, “Share-based payment awards denominated in certain currencies” provides clarification on an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects to adopt the amended guidance on January 1, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition” guidance to address accounting for research or development arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as milestones. The new guidance allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a milestone in the period the milestone is achieved, if the milestone meets the criteria to be considered a substantive milestone. The milestone method described in the new guidance is not the only acceptable revenue attribution model for milestone consideration. However, other methods that result in the recognition of all of the milestone consideration in the period the milestone is achieved are precluded. A vendor is not precluded from electing to apply a policy that results in the deferral of some portion of the milestone consideration. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. If an entity early adopts in a period that is not the beginning of its fiscal year, it must apply the guidance retrospectively from the beginning of the year of adoption. A vendor may elect to adopt the new guidance retrospectively for all prior periods, but is not required to do so. The Company is still evaluating the effect, if any, the amended guidance may have on its consolidated financial statements.

Note 3.   Segment Information

We manage and report our operations through two business segments: Behavioral Health and Healthcare Services. During the three months ended March 31, 2009, we revised our segments to reflect the disposal of CompCare (see Note 5 Discontinued Operations), and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The Healthcare Services segment has been segregated into Behavioral Health and Healthcare Services.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and six months ended June 30, 2010 and 2009. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Healthcare services
Revenues	$104	$371	$224	$1,078
Loss before provision for income taxes	(1,964)	(4,290)	(4,431)	(9,985)
Assets *	7,486	18,229	-	18,229

Behavioral health
Revenues	$7	$-	$10	$-
Loss before provision for income taxes	(511)	(634)	(1,175)	(2,326)
Assets *	-	-	-	-

Consolidated continuing operations
Revenues	$111	$371	$234	$1,078
Loss before provision for income taxes	(2,475)	(4,924)	(5,606)	(12,311)
Assets *	7,486	18,229	-	18,229

* Assets are reported as of June 30.

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

The following table summarizes the operating results for Behavioral Health for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$7	$-	$10	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$502	$556	$1,121	$1,210
Other expenses	16	78	64	275
Impairment charges	-	-	-	758
Depreciation and amortization	-	-	-	83
Total operating expenses	$518	$634	$1,185	$2,326

Loss before provision for income taxes	$(511)	$(634)	$(1,175)	$(2,326)

Healthcare Services

Our Healthcare Services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by researching, developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment are licensed and managed treatment centers, which offer a range of addiction treatment and mental health services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

Our healthcare services segment also comprises international operations; however, these operating segments are not separately reported as they do not meet any of the quantitative thresholds under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

The following table summarizes the operating results for Healthcare Services for the three and six months ended June, 2010 and 2009:

(In thousands, except patient treatment data)	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
U.S. licensees	$30	$152	$75	$336
Managed treatment centers	74	219	149	608
Other revenues	-	-	-	134
Total healthcare services revenues	$104	$371	$224	$1,078

Operating expenses
Cost of healthcare services	$51	$161	$75	$434
General and administrative expenses
Salaries and benefits	856	1,608	1,853	4,384
Other expenses	1,767	2,284	3,635	4,260
Research and development	-	-	-	-
Impairment losses	-	-	38	355
Depreciation and amortization	246	302	501	623
Total operating expenses	$2,920	$4,355	$6,102	$10,056

Loss from operations	$(2,816)	$(3,984)	$(5,878)	$(8,978)
Interest and other income	(673)	77	(630)	123
Interest expense	(134)	(370)	(271)	(778)
Loss on extinguishment of debt	-	-	-	(276)
Gain on the sale of marketable securities	1,422	-	1,454	-
Other than temporary impairment on				-
marketable securities	-	(28)	-	(160)
Change in fair value of warrant liabilities	237	15	894	84
Loss before provision for income taxes	$(1,964)	$(4,290)	$(4,431)	$(9,985)

PROMETA patients treated
U.S. licensees	7	30	18	72
Managed treatment centers	5	19	14	56
Other	-	-	-	11
	12	49	32	139

Average revenue per patient treated (a)
U.S. licensees	$4,371	$5,067	$4,192	$4,528
Managed treatment centers	9,100	7,211	7,008	6,661
Other	-	-	-	12,182
Overall average	6,342	5,898	4,873	5,993

(a)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of June 30, 2010 and December 31, 2009:

	June 30	December 31,
(dollars in thousands, except where otherwise noted)	2010	2009
Short-term debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% at June 30, 2010 and December 31, 2009, respectively)
$3,332,000 principal net of $21,000 unamortized discount at June 30, 2010 and $3,332,000 principal net of $147,000 unamortized discount
at December 31, 2009	$3,311	$3,185

UBS line of credit, payable on demand, interest payable monthly at 90-day
T-bill rate plus 120 basis points (1.301% at June 30, 2010 and
1.237% at December 31, 2009)	-	6,458

Total Short-term debt	$3,311	$9,643

During the second quarter we sold $10.2 million of par value ARS and settled $8 million with the balance of $2.2 million settling on July 2, 2010. We drew down $450,000 on the UBS line of credit and paid our debt of $6.9 million in full according to the terms and conditions of our line of credit. On July 15, 2010, our senior secured note in the amount of $3.3 million matured and we paid from available funds.

Note 5.   Discontinued Operations

On January 20, 2009, we sold our interest in CompCare, in which we had acquired a controlling interest in January 2007 for $1.5 million in cash. The CompCare operations are now presented as discontinued operations in accordance with accounting rules related to the disposal of long-lived assets. Prior to the sale, the assets, and results of operations related to CompCare had constituted our behavioral health managed care services segment. See Note 3 Segment Information for an updated discussion of our business segments after the sale of CompCare.

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the three months ended March 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 are as follows:

Period from
January 1 to
January 20,
(in thousands)	2009
Revenues:
Behavioral managed health care revenues	$710

Expenses:
Behavioral managed health care operating expenses	$703
General and administrative expenses	711
Other	50
Income (loss) from discontinued operations before
provision for income tax	$(754)

Provision for income taxes	$1
Income (loss) from discontinued operations, net of tax	$(755)

Gain on sale	$11,204
Results from discontinued operations, net of tax	$10,449

 Note 6.   Commitments and Contingencies

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$3,379	$3,379
Capital Lease Obligations	89	65	24	-	-
Operating Lease Obligations	792	766	26	-	-
Clinical Studies	356	356	-	-	-
Total	$4,616	$4,566	$50	$-	$-

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

Note 7.   Subsequent Events

On July 2, 2010, upon trade settlement, we collected the $2.2 million receivable related to the sale of the remainder of our ARS portfolio. On July 15, 2010, our senior secured note in the amount of $3.3 million was paid off at maturity. On June 30, 2010 we entered into definitive agreements for $3.5 million registered direct financing with certain institutional investors. On July 6, 2010, the Company closed on $2 million of gross proceeds, prior to fees and expenses, of that financing.  The remaining investor did not meet closing conditions prior to the expiration of the offering, and on August 15, 2010 the offering expired without additional closings.  In conjunction with the financing the Company issued 10 million shares and 7.5 million warrants exercisable at $.20 per share.

The warrants issued will be accounted for as liabilities in accordance with current accounting rules, due to a requirement to deliver registered shares upon exercise of the warrants, which is considered outside the control of the Company.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

On August 11, 2010 we extended our lease for the company managed treatment facility, which was set to expire on August 14, for six months for a reduced amount of square footage at a monthly cost of $7,100 per month.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

In addition to historical information this report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, market and industry segment growth opportunities for existing products, plans and objectives of management, markets for stock of Hythiam and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Hythiam, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Hythiam on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the SEC, that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company assumes no obligation and does not intend to update these forward-looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services management company, providing through our Catasys® subsidiary behavioral health management services for substance abuse to health plans.  Catasys is focused on offering integrated substance dependence solutions, including our patented PROMETA® Treatment Program, for alcoholism and stimulant dependence. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other substance dependence and mental health services. We also research, develop, license and commercialize innovative and proprietary physiological, nutritional, and behavioral treatment programs.

Discontinued Operations

On January 20, 2009 we sold our entire interest in our controlled subsidiary CompCare for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in Results of Discontinued Operations in our Consolidated Statement of Operations for the three months ended March 31, 2009.

Prior to the sale, we reported the operations of CompCare in our behavioral health managed care segment. For detailed information regarding the impact of the sale of our interest in CompCare, see our consolidated financial statements and Note 5 Discontinued Operations included with this report.

Operations

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain licensing agreements with physicians, hospitals and treatment providers for 50 sites throughout the United States, the number of active sites has decreased as a result of our streamline operations, removing field support personnel and significant reductions or eliminations of advertising related to the private pay business. Eleven sites contributed to revenue in the first six months of 2010. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations.

We currently manage, under a licensing agreement, one treatment center located in Santa Monica, California (dba The Center to Overcome Addiction).  We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. The center offers treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offers medical and psychosocial interventions for other substance dependencies and mental health disorders. The revenues and expenses of these centers are included in our consolidated financial statements under accounting standards applicable to variable interest entities.  As discussed below in Recent Developments, we are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Total revenues	$111	$371	$234	$1,078

Operating expenses
Cost of healthcare services	51	161	75	434
General and administrative	3,141	4,526	6,673	10,129
Impairment losses	-	-	38	1,113
Depreciation and amortization	246	302	501	706
Total operating expenses	3,438	4,989	7,287	12,382

Loss from operations	(3,327)	(4,618)	(7,053)	(11,304)

Interest and other income	85	77	128	123
Interest expense	(134)	(370)	(271)	(778)
Loss on extinguishment of debt	-	-	-	(276)
Gain on the sale of marketable securities	664	-	696	-
Other than temporary impairment of marketable
securities	-	(28)	-	(160)
Change in fair value of warrant liability	237	15	894	84
Loss from continuing operations before provision
for income taxes	(2,475)	(4,924)	(5,606)	(12,311)

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $2.4 million and $6.7 million during the three and six months ended June 30, 2010 respectively, compared to the same periods in 2009, primarily due to the impact of actions to streamline our Healthcare Services operations, partially offset by an increase in the change in fair value of warrant liability of $222,000 and $810,000, a decrease in the cost of health care services revenue of  $110,000 and $359,000 and decreases in impairment losses totaling $38,000 and $1.1 million, respectively.

Revenues

Revenue decreased by $260,000 and $844,000 for the three and six months ended June 30, 2010 compared to the same periods in 2009, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, and a decrease in administrative fees earned from licensees. The number of patients treated decreased by 76% and 77% in the three and six months ended June 30, 2010 compared to the same period in 2009. The average revenue per patient treated at U.S. licensed sites and at Company managed centers increased by approximately $400 and decreased by approximately $1,100 during the three and six months ended June 30, 2010 compared to the same periods in 2009.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center (The Center to Overcome Addiction) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects a decrease in revenues from the reduction of treatment centers; management services agreements, licensed sites and corresponding patient volume in the first six months of 2010.

General and Administrative Expenses

Total general and administrative expenses decreased by $1.4 million, and $3.4 million in the three and six months ended June 30, 2010 compared to the same period in 2009. This decrease is attributable to decreases of $1.0 million and $1.9 million in salaries and benefits for the three and six months ended June 30, 2010 compared to the same periods in 2009.  General and administrative expenses for the first six months of 2010 include $1.1 million in non-cash expense for share-based compensation, compared to $1.2 million of such expense in 2009.

Depreciation and amortization decreased by $56,000 and $205,000 during the three and six months ended June 30, 2010 compared to the same period in 2009.

Impairment Losses

There was an impairment loss related to property plant and equipment of $0 and $38,000 for the three and six months ended June 30, 2010, compared to $0 and $1.1 million for the three and six months ended June 30, 2009.  During the three and six month period ended June 30, 2009, impairment charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating. There was no impairment charge related to intellectual property in the three and six months ended June 30, 2010.

Interest and other income

      During the three and six months ended June 30, 2010, we recorded losses of $84,000 and $128,000 in interest and other income or loss compared to $77,000 and $123,000, respectively in the three and six months ended June 30, 2009.

Interest Expense

Interest expense declined by $236,000 and $507,000 from the three and six months ended June 30, 2010 compared to 2009, primarily due to a reduction of $7.6 million in interest bearing liabilities.

Loss from Extinguishment of Debt

There was no charge for loss from extinguishment of debt during the three and six months ending June 30, 2010. In the first quarter of 2009 we recognized a $276,000 loss on extinguishment of debt resulting from the $1.4 million pay down on the Highbridge senior secured note, primarily representing unamortized discount.

Gain on Sale of Marketable Securities

As a result of the sale of approximately $10.2 million in ARS, we recorded $664,000 and $696,000 of gain on sale of marketable securities for the three and six months ended June 20, 2010, respectively.

Other than Temporary Impairment on Marketable Securities

There was no impairment charge related to certain ARS during the three and six months ended June 30, 2010 compared to $28,000 and $160,000 impairment charges related to certain of our ARS during the three and six months ended June 30, 2009. The charge was based on an updated valuation of the securities performed by management as of March 31, 2009 and deemed necessary after an analysis of other-than-temporary impairment factors, most notably, our inability to hold the ARS until they might recover in value.

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

The change in fair value of the warrants for the three and six months ended June 30, 2010 was $237,000 and $894,000, respectively. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of July 31, 2010, we had cash on hand of approximately $1.6 million. We are seeking to increase revenue and pursuing additional Catasys contracts and raising additional capital. At presently anticipated rates of spending, which do not include any plans for additional cost reductions, we will need to obtain additional funds prior to the end of September 2010 to avoid drastically curtailing or even ceasing our operations. We are currently in discussions with third parties regarding additional financing and are evaluating other measures available to us as we address our liquidity situation. There can be no assurance that we will be successful in our efforts to generate, increase, or maintain revenue; or raise necessary capital on acceptable terms or at all, and we will not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due, we may default on our financial commitments and we may be required to further delay or reduce operating expenses and even curtail our operations, which would have a material adverse effect on us, or we may be unable to continue as a going concern. This has raised substantial doubt as to our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

As of June 30, 2010, we had a balance of approximately $4.0 million in cash, cash equivalents and settlement receivables compared to $14.1 million in cash, cash equivalents and current marketable securities at December 31, 2009.  We had short term debt of approximately $3.3 million and $9.6 million at June 30, 2010 and December 31, 2009, respectively.  At December 31, 2009 we had approximately $9.5 million (fair market value) of ARS classified in current assets.  During the six months ended June 30, 2010 approximately $10.2 million of ARS at par value were redeemed by the issuers and $6.6 million of the proceeds were used to pay down the line of credit with UBS that was secured by these ARS securities.  Approximately $2.2 million of the ARS were redeemed on June 30, 2010 but did not settle until July 2010, and this amount is reflected as a receivable in current assets at June 30, 2010.  We had a working capital deficit of approximately $3.5 million at June 30, 2010 compared to a surplus of approximately $100,000 as of December 31, 2009.  We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for at least the next twelve months. These conditions raised substantial doubt from our auditors as to our ability to continue as a going concern.

We are currently in the process of implementing our recent Catasys contract in Nevada and we expect that contract to become operational in the fourth quarter of 2010.  In July 2010 we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to the Company.  The balance of $1.5 million which was committed was not consummated due to a failure by the investor to meet the closing conditions (see Note 7 Subsequent Events).  In addition, in July 2010 we received payment on our settlement account receivable in the amount of $2.2 million. We paid off our senior, secured note payable in the amount of $3.3 million at maturity on July 15, 2010, and as a result the Company no longer has any short or long-term debt outstanding.

Our ability to fund our ongoing operations and continue as a going concern is dependent on raising additional capital, signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses.  Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2010, management took actions that have resulted in reducing annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. We amended the lease on premises which resulted in deferring payments and agreed to settle a lawsuit filed by a landlord in March 2010 related to a facility that is no longer in use. This amendment and the legal settlement require payments aggregating $234,000 between July 1, 2010 and February 2011.  To date we have made all payments under this arrangement as they have come due. In addition, during the six months ended June 30, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities.  In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We may exit additional markets for our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets are not expected to provide short-term profitability and/or positive cash flow. We do not expect any direct costs associated with streamlining our organization to have a material positive impact on our cash position or our ability to continue as a going concern.

Cash Flows

We used $4.3 million of cash for continuing operating activities during the six months ended June 30, 2010 compared to $8.0 million of cash for continuing operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based expense), the cost of healthcare services revenue and research and development costs, which totaled approximately $4.4 million for the six months ended June 30, 2010, compared to $7.3 million for the same period in 2009. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

Capital expenditures for the six months ended June 30, 2010 and 2009 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Highbridge Senior Secured Note

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge International LLC (Highbridge), to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. If we borrow or raise capital, we will use all or a portion of the funds raised to redeem the note at 110%. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. During the three months ended March 31, 2009, we drew down an additional $1.5 million under the UBS demand margin loan facility, and used $1.4 million of the proceeds to pay down the principal balance on our senior secured note with Highbridge International LLC. During April 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2008 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of 26,204 and a decrease in the exercise price from $0.28 to $0.27 per share. On July 15, 2010, we paid this note in full upon maturity (see Note 7 Subsequent Events).

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

In October 2008, UBS made a “Rights” offering to its clients pursuant to which we were entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008.

During the first six months of 2010, approximately $10.2 million of our ARS was redeemed at par. We drew down $450,000 on this line of credit during the second quarter 2010 and paid off the line of credit in full as of June 30, 2010. The loan was subject to a rate of interest based upon the current 90-day U.S. Treasury bill rate plus 120 basis points, payable monthly, and was carried in short-term liabilities on our Condensed Consolidated Balance Sheet at December 31, 2009.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of June 30, 2010 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$3,379	$3,379
Capital Lease Obligations	89	65	24	-	-
Operating Lease Obligations	792	766	26	-	-
Clinical Studies	356	356	-	-	-
Total	$4,616	$4,566	$50	$-	$-

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2010 we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

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

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007, September 2009 and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise, which is considered outside the control of the Company. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to net gains of $237,000 and $894,000 for the three and six months ended June 30, 2010, compared to net gains of $15,000 and $84,000 for the same period in 2009. The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

During the six months ended June 30, 2010 we did not acquire any new intangible assets and at June 30, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of June 30, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of June 30, 2010.  During the six months ended June 30, 2010 we did not record impairment charges associated with our intellectual property. At March 31, 2010, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Valuation of Marketable Securities

Investments include ARS and certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value. Unrealized gains and losses are reported in our Condensed Consolidated Balance Sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of June 30, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of June 30, 2010 and did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. These changes became effective for us beginning on January 1, 2010. The adoption of this change did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued ASU 2009-16, “Accounting for Transfers of Financial Assets,” which changes the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes became effective January 1, 2010 and did not have a material impact on our financial statements.

Recently Issued

The following Accounting Standards Updates were issued between December 2009 and June 30, 2010 and contain amendments and technical corrections to certain SEC references in FASB’s codification:

In April 2010, the FASB issued ASU 2010-13, “Share-based payment awards denominated in certain currencies” provides clarification on an employee share-based payment award that has an exercise price denominated in the currency of the market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity should not classify such an award as a liability if it otherwise qualifies as equity. The amended guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company expects to adopt the amended guidance on January 1, 2011. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition” guidance to address accounting for research or development arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as milestones. The new guidance allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a milestone in the period the milestone is achieved, if the milestone meets the criteria to be considered a substantive milestone. The milestone method described in the new guidance is not the only acceptable revenue attribution model for milestone consideration. However, other methods that result in the recognition of all of the milestone consideration in the period the milestone is achieved are precluded. A vendor is not precluded from electing to apply a policy that results in the deferral of some portion of the milestone consideration. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. If an entity early adopts in a period that is not the beginning of its fiscal year, it must apply the guidance retrospectively from the beginning of the year of adoption. A vendor may elect to adopt the new guidance retrospectively for all prior periods, but is not required to do so. The Company is still evaluating the effect, if any, and the impact the amended guidance may have on its consolidated financial statements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern

We have been unprofitable since our inception in 2003 and expect to continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. At July 31, 2010, cash and cash equivalents amounted to $1.6 million. Between January and July 2010, we settled claims for current liabilities in the amount of approximately $1.2 million through the issuance of stock.  During the year ended December 31, 2009 and the six months ended June 30, 2010, our cash and cash equivalents used in operating activities amounted to $14.5 million and $4.3 million, respectively. Although we have recently taken actions to decrease expenses, increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will not be sufficient to fund our operating expenses and capital requirements through November 2010.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Disappointing results for our PROMETA Treatment Program or Catasys Program, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price

There are several studies, evaluations and pilot programs that have been completed, or are currently in progress, that are evaluating our PROMETA Treatment Program and the Catasys Program. Some results have been published and we expect results to become available and/or published over time.  Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or commercial programs could have a material adverse effect on the commercial acceptance of the PROMETA Treatment Program, our stock price and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price.  In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

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

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, transmission and/or confidentiality of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information, and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding patient information transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and does include health plans that will contract for the use of our programs and our services. The HIPAA and HITECH rules require covered entities to bind contractors like us to compliance with certain burdensome HIPAA rule requirements known as business associate requirements and data security provision and reporting requirements. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA and HITECH regulations governing the form and format of those transactions. Services provided under our Catasys program also require us to comply with HIPAA, HITECH, Title 42 of the Code of Federal Regulations, which governs the confidentiality of certain patient identified drug and alcohol information, and other privacy and security regulations. Other federal and state laws restricting the use and protecting the privacy and security of patient information also apply to our licensees directly and in some cases to us, either directly or indirectly. We may be required to make costly system purchases and modifications to comply with the HIPAA and HITECH rule requirements that are imposed on us and our failure to comply may result in liability and adversely affect our business. Our failure to comply with the applicable regulations may result in imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

Approximately 19.2% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

Reserva Capital, LLC and Bonmore, LLC, whose sole managing member is our chairman and chief executive officer, beneficially own 13,600,000 shares of our common stock, which represent 16.7% of our 81,423,631 shares outstanding as of July 31, 2010. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Future issuances of common stock and hedging activities may depress the trading price of our common stock

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  We currently have outstanding approximately 11.2 million options and 14.9 million warrants to acquire our common stock at prices between $0.20 and $8.00 per share.   We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Other Information

None.

Item 5.                 Exhibits

Exhibit 10.32	Lease Amendment No. 3 between Lincoln Holdings, LLC and Hythiam, Inc. dated July 27, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.3	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.3	Certification of Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: August 16, 2010	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 16, 2010	By:	/s/ JOHN V. RIGALI
John V. Rigali
Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 16, 2010	By:	/s/ RICHARD A. ANDERSON
Richard A. Anderson
Chief Operating Officer