Form 10-Q
period 2010-09-30
HYTHIAM, INC.
filed 2010-11-18
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐            No ☑

As of November 17, there were 182,029,048 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands,except for number of shares)	September 30,	December 31,
	2010	2009
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$363	$4,595
Marketable securities, at fair value	-	9,468
Receivables, net	73	308
Prepaids and other current assets	57	989
Total current assets	493	15,360
Long-term assets
Property and equipment, net of accumulated depreciation
of $7,093 and $6,697 respectively	311	877
Intangible assets, net of accumulated amortization of
$1,879 and $1,702 respectively	2,482	2,658
Deposits and other assets	196	210
Total Assets	$3,482	$19,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,809	$2,266
Accrued compensation and benefits	912	941
Other accrued liabilities	1,228	2,431
Short-term debt		9,643
Total current liabilities	3,949	15,281
Long-term liabilities
Deferred rent and other long-term liabilities	88	46
Warrant liabilities	72	1,089
Capital lease obligations	7	48
Total liabilities	4,116	16,464

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized;
81,424,000 and 65,283,000 shares issued and outstanding
at September 30, 2010 and December 31, 2009, respectively	8	7
Additional paid-in-capital	189,671	184,715
Accumulated other comprehensive income	-	696
Accumulated deficit	(190,313)	(182,777)
Total Stockholders' Equity	(634)	2,641
Total Liabilities and Stockholders' Equity	$3,482	$19,105

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Total revenues	$104	$268	$338	$1,346

Operating expenses
Cost of healthcare services	99	68	174	502
General and administrative	2,581	3,878	9,254	14,007
Impairment losses	1	-	39	1,113
Depreciation and amortization	204	273	705	979
Total operating expenses	2,885	4,219	10,172	16,601

Loss from operations	(2,781)	(3,951)	(9,834)	(15,255)

Interest and other income	1	19	129	142
Interest expense	(41)	(221)	(312)	(999)
Loss on extinguishment of debt	-	(54)	-	(330)
Gain on the sale of marketable securities	-	160	696	160
Other than temporary impairment of marketable
securities	(32)	(25)	-	(185)
Change in fair value of warrant liability	913	(4,767)	1,807	(4,683)
Loss from continuing operations before provision
for income taxes	(1,940)	(8,839)	(7,514)	(21,150)
Provision for income taxes	2	3	22	13
Loss from continuing operations	$(1,942)	$(8,842)	$(7,536)	$(21,163)

Discontinued Operations:
Results of discontinued operations, net of tax	-	-	-	10,449

Net income (loss)	$(1,942)	$(8,842)	$(7,536)	$(10,714)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.02)	$(0.16)	$(0.10)	$(0.38)
Discontinued operations	-	-	-	0.19
Net income (loss) per share	$(0.02)	$(0.16)	$(0.10)	$(0.19)

Weighted number of shares outstanding	79,685	56,373	72,195	55,509

See accompanying notes to the financial statements.

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2010	2009
Operating activities
Net loss	$(7,536)	$(10,714)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from Discontinued Operations	$-	(10,449)
Depreciation and amortization	706	978
Amortization of debt discount and issuance costs included in
interest expense	147	735
Other than temporary impairment on marketable securities	-	185
Gain on sale of marketable securities	(696)	(159)
Provision for doubful accounts	35	493
Deferred rent	(269)	88
Share-based compensation expense	2,965	3,465
Loss on debt extinguishment	-	230
Fair value adjustment on warrant liabilitiy	(1,807)	4,684
Impairment losses	37	1,113
Loss on disposition of assets	-	16
Changes in current assets and liabilities:
Receivables	200	(52)
Prepaids and other current assets	45	169
Accounts payable	(180)	(1,733)
Long term accrued liabilities	-	6
Net cash used in operating activities of continuing operations	(6,353)	(10,945)
Net cash used in operating activities of discontinued operations	-	(1,103)
Net cash used in operating activities	(6,353)	(12,048)
Investing activities
Proceeds from sales and maturities of marketable securities	$10,225	$1,420
Proceeds from sales of property and equipment	1	13
Proceeds from disposition of CompCare	-	1,500
Restricted cash	-	24
Purchases of property and equipment	(1)	(17)
Deposits and other assets	-	16
Net cash from investing activities by continuing operations	10,225	2,956
Net cash from investing activities by discontinued operations	-	39
Net cash provided by investing activities	10,225	2,995

(continued on next page)

HYTHIAM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(continued from previous page)

	Nine Months Ended
(In thousands)	September 30,
	2010	2009
Financing activities
Proceeds from the issuance of common stock and warrants	$2,000	$7,000
Costs related to the issuance of common stock and warrants	(275)	(683)
Proceeds from line of credit	450	2,072
Paydown on line of credit	(6,908)	(1,346)
Paydown on senior secured note	(3,332)	(1,668)
Capital lease obligations	(39)	(74)
Net cash provided by (used in) financing activities.
	(8,104)	5,301
Net cash from (used in) financing activities by discontinued
operations	-	(73)
Net cash from (used in) financing activities	(8,104)	5,228

Net decrease in cash and cash equivalents for continuing operations	(4,232)	(2,688)
Net decrease in cash and cash equivalents for discontinued operations	-	(1,137)
Net decrease in cash and cash equivalents	(4,232)	(3,825)
Cash and cash equivalents at beginning of period	4,595	10,893
Cash and cash equivalents at end of period	$363	$7,068

Supplemental disclosure of cash paid
Interest	$154	$197
Income taxes	$51	$77
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$271	$168
Common stock issued for settlement of payables	$1,235	$-

See accompanying notes to the financial statements.

Hythiam, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009, for Hythiam, Inc. (referred to herein as the Company, Hythiam, we, us or our) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (SEC) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the financial position of the Company as of September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the nine months ended September 30, 2010 and 2009 have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K for the year ended December 31, 2009. Amounts as of December 31, 2009 are derived from those audited consolidated financial statements.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2010, cash and cash equivalents amounted to $363,000 and we had a working capital deficit of approximately $3.5 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2010, our cash used in operating activities amounted $5.4 million. We could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern.

In October 2010, the Company entered into Securities Purchase Agreements with accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, for $500,000 of senior secured convertible notes and warrants to purchase shares of our common stock (see Note 7 Subsequent Events). In November 2010, the Company completed a private placement with accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, and one other Hythiam director in the amount of $6.9 million including the conversion of the October senior secured convertible notes (see Note 7 Subsequent Events).

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new Catasys contracts and the success of management’s plans to increase revenue and continue to decrease expenses. Beginning in the fourth quarter of 2008, and continuing through 2010, management has taken actions that have resulted in reducing annual operating expenses. We have, and continue to, renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors (see Note 6 Commitments and Contingencies).  In August 2010 we amended the lease for our managed treatment center to extend the lease by six months. The lease was set to expire in August 2010.  Under the terms of the amendment we reduced the square footage leased and decreased the monthly cost to approximately $7,100 per month which represented a 78% reduction in the monthly cost versus the first six months of 2010.  This extension allowed us to reduce existing costs while avoiding additional costs that would have been associated with moving to a new facility and avoid the potential disruption to revenues. In previous quarters, we have exited markets in our licensee operations that we have determined will not provide short-term profitability.  We may exit additional markets in our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets will not provide short-term profitability and/or positive cash flow. We do not expect any direct costs associated with streamlining our organization further to have a material impact on our cash position or our ability to continue as a going concern.

We are pursuing additional Catasys contracts and are seeking to increase revenue from both our Catasys and private pay businesses.  We are currently implementing the recently signed contract in Nevada, which is expected to become operational in the fourth quarter of 2010.

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

Comprehensive Income (Loss)

Our comprehensive loss is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,910)	$(8,842)	$(7,536)	$(10,714)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	14	-	$467
Net realized gain on marketable securities included in loss from continuing operations	-	(30)	$(696)	$(30)
Comprehensive income (loss)	$(1,910)	$(8,858)	$(8,232)	$(10,277)

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

Common equivalent shares, consisting of 25,962,675 and 29,349,000 of incremental common shares as of September 30, 2010 and 2009, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

The Hythiam, Inc. 2003 Stock Incentive Plan and 2008 Stock Incentive Plan (the Plans), both as amended, provide for the issuance of up to 15 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plans. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2010, we had 10,988,000 vested and unvested shares outstanding and 3,117,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $800,000 and $3 million respectively for the three and nine months ended September 30, 2010, compared to $1 million and $3.5 million respectively for the three and nine months ended September 30, 2009. This includes share-based compensation expense attributable to continuing operations recognized for employees and directors discussed below.

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

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three and nine months ended September 30, 2010 and 2009 amounted to $800 thousand  and $3 million compared to $910,000 and $3.2 million, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of SFAS 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2010 and 2009, we granted options to employees for  400,000, 400,000,0,497,000 shares, respectively, at the weighted average per share exercise price of $0.11, $0.11, $0.00, $0.30  respectively, the fair market value of our common stock at the dates of grants. Approximately 271,700 of the options granted in 2009 vested immediately on the date of grant. Employee and director stock option activity for the three and nine months ended September 30, 2010, included cancellations only and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	10,913,000	$2.16

Three months ended March 31, 2010
Cancelled	(365,000)	0.93

Balance March 31, 2010	10,548,000	$2.20

Three months ended June 30, 2010
Cancelled	(886,000)	2.70

Balance June 30, 2010	9,662,000	$2.15
Three months ended September 30, 2010
Granted	400,000	0.11
Cancelled	(571,000)	3.47

Balance September 30, 2010	9,491,000	$1.99

The estimated fair value of options granted to employees during the three and nine months ended September 30, 2010 was $31,000 and $31,000 respectively, calculated using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	82%	72%	82%	72%
Risk-free interest rate	1.76%	2.27-2.37%	1.76%	2.27-2.37%
Weighted average expected lives in years	5.0-6.0	5.0-6.0	5.0-6.0	5.0-6.0
Expected dividend	0%	0%	0%	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended September 30, 2010 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2010, there was $3 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years

Stock Options and Warrants – Non-employees

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

There were no options granted and no share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees during the three and nine months ended September 30, 2010. For the same periods in 2009 we granted options for 0 and 60,000 shares at the weighted average per share exercise price of $0.00 and $0.52, the fair market value of our common stock at the dates of grants. For the three and nine months ended September 30, 2010 and 2009, share-based expense attributable to continuing operations relating to stock options and warrants granted to non-employees was $0, $6,000, $43,000 and $67,000, respectively.

Non-employee stock option and warrant activity for the three and nine months ended September 30, 2010 was as follows:

As of September 30, 2010		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2009	1,690,000	$3.57

Balance March 31, 2010	1,690,000	$3.57

Cancelled	(105,000)	2.60

Balance June 30, 2010	1,585,000	$3.63

Cancelled	(48,000)	2.60

Balance September 30, 2010	1,537,000	$3.67

Common Stock

During the three and nine months ended September 30, 2010 and 2009, we issued 10 million, 16.1 million , 600,000 and 789,000 shares of common stock, respectively, related to the July, 2010, $2 million registered direct financing and in exchange for various services and settlement of claims.  The costs associated with shares issued for services are being amortized to share-based expense on a straight-line basis over the related nine month to one year service periods. For the three and nine months ended September 30, 2010 and 2009, share-based expense relating to all common stock issued for consulting services was $25,000 and $401,000 compared to $52,000 and $227,000, respectively. The cost of the shares issued in settlement of claims in the amount of $1.2 million, due for services provided to us which had not been paid were recognized in prior periods. The court approved the settlements of complaints against us in California state court in exchange for issuing 445,000 shares of common stock in January 2010 and 5,000,000 shares of our common stock in April 2010 pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. The April settlement is subject to adjustment 180 days subsequent to the issuance of the shares and the owner of the claim will not sell more than the greater of 49,000 shares or 10% of the daily trading volume per the terms of the settlement.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (ESPP), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our common stock issued pursuant to the ESPP and, thus, no expense incurred during the nine months ended September 30, 2010. For the same period in 2009, we issued 8,928 shares of common stock and incurred no expense related to the ESPP discount price.

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

Costs associated with streamlining our operations

During the three and nine months ended September 30, 2010 and 2009, we continued to streamline our operations to increase our focus on managed care opportunities and reposition ourselves to be more competitive in the marketplace. We did not record any costs related to streamlining our operations in 2010 compared to $1,000 and $1.2 million of such costs in the three and nine months ended 2009, respectively.

Marketable Securities

At September 30, 2010, investments include certificates of deposit with maturity dates greater than three months when purchased compared to ARS and certificates of deposit at December 31, 2009. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in our Consolidated Balance Sheet within the caption entitled “Accumulated other comprehensive income (loss)” and within Comprehensive Income (Loss) under the caption “other comprehensive income (loss).” Realized gains and losses and declines in value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations on the specific identification method in the period in which they occur.

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

Our marketable securities consisted of investments with the following maturities as of September 30, 2010 and December 31, 2009:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2009
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,468	9,468	-

Balance at September 30, 2010
Certificates of deposit	$133	$133	$-

The carrying value of all securities presented above approximated fair market value at September 30, 2010 and December 31, 2009.

Auction-Rate Securities

Since February 2008, auctions for these securities had failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. Although the securities are Aaa/AAA rated and collateralized by portfolios of student loans guaranteed by the U.S. government, based on current market conditions it is likely that auctions will continue to be unsuccessful in the short-term, limiting the liquidity of these investments until the issuer calls the securities. The maturity dates of the underlying securities of our ARS investments ranged from 18 to 37 years.  In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permitted us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on September 30, 2010 and ending on July 2, 2012, if the securities were not earlier redeemed or sold. During the nine months ended June 30, 2010, $10.2 million (par value) of ARS were redeemed at par by the issuer.

 The rights offering referred to above was effectively a put option agreement. Consequently, we recognized the put option agreement as a separate asset in the amount of approximately $758,000 in accordance with FASB accounting rules and it is included at fair market value in other current assets in our consolidated balance sheet at December 31, 2009. As the ARS were redeemed at par value we determined that the fair market value of the ARS at June 30, 2010 was the redemption amount, and as a result have written down the value of the put option to zero at June 30, 2010.  The related $758,000 reduction in the value of the put option is reflected as a charge to gain on sale of marketable securities in our consolidated income statement for the nine months ended September 30, 2010.

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

The following table summarizes fair value measurements by level at September 30, 2010 for assets and liabilities measured at fair value on a recurring basis:

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit (1)	133	-	-	133
Total assets	133	-	-	133

Warrant liabilities	-	-	72	72
Total liabilities	-	-	72	72

(1) included in deposits and other assets on our consolidated balance sheets

Liabilities measured at market value on a recurring basis at September 30, 2010 and December 31, 2009 includes warrant liabilities resulting from debt and equity financing. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes method, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements by level at December 31, 2009, and changes therein, for the nine months ended September 30, 2010:

	Level III	Level III
	ARS	Warrant
(Dollars in thousands)	& Put	Liabilities
Balance as of December 31, 2009	$10,225	$1,089
Transfers in/(out) of Level III	-	-
Change in Fair Value	-	(657)
Net purchases (sales)	(250)	-
Net unrealized gains (losses)	(30)	-
Net realized gains (losses)	30	-
Balance as of March 31, 2010	$9,975	$432

Transfers in/(out) of Level III	(2,225)	-
Change in Fair Value	-	(237)
Net purchases (sales)	(7,750)	-
Net unrealized gains (losses)	(693)	-
Net realized gains (losses)	693	-
Balance as of June 30, 2010	$-	$195

Transfers in/(out) of Level III	-	790
Change in Fair Value	-	(913)
Net purchases (sales)	-	-
Net unrealized gains (losses)	-	-
Net realized gains (losses)	-	-
Balance as of September 30, 2010	$-	$72

As discussed above, there have been continued auction failures with our ARS portfolio and as a result, active markets for our ARS did not exist and we relied primarily on Level III inputs, for fair valuation measures as of December 31, 2009. On July 2, 2010, upon trade settlement, we collected the $2.2 million receivable related to the sale of the remainder of our ARS portfolio As of September 30, 2010, our ARS Portfolio was fully liquidated at par.

Intangible Assets

As of September 30, 2010, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,361	$(1,879)	$2,482	11-16

During the nine months ended September 30, 2010, we did not acquire any new intangible assets and at September 30, 2010, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of September 30, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of September 30, 2010.  During the nine months ended September 30, 2010 we did not record impairment charges associated with our intellectual property. At December 31, 2009, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2010	$ 177
2011	$ 241
2012	$ 241
2013	$ 241
2014	$ 241

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

We have also agreed to provide a credit facility to treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%. Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand or upon termination of the respective MSA. At September 30, 2010, there was one outstanding credit facility under which $10.2 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIEs included in our Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
(in thousands)	2010	2009
Cash and cash equivalents	$48	23
Receivables, net	1	-
Total assets	$49	23

Accounts payable	19	14
Note payable *	10,192	9,214
Accrued liabilities	13	6
Total liabilities	$10,224	9,234

* Eliminated during consolidation

Warrant Liabilities

We had issued warrants in connection with the registered direct placement of our common stock in November 2007, September 2009 and the amended and restated Highbridge senior secured note in July 2008. In July 2010, Hythiam, Inc. entered a into securities purchase agreements with several institutional investors (the “Investors”) relating to the sale and issuance by the Company to the Investors of $ 2,000,000 of shares of the Company’s common stock and warrants (the “Warrants”) to purchase shares (the “Warrant Shares”) of the Company’s common stock.  Each share of common stock was sold at a price of $0.20 per share.  Investors will received Warrants to purchase three shares of common stock at an exercise price of $0.20 per share for every four shares of common stock they purchase in this offering. Total shares issued were 10 million and 7,500,000 warrants valued at $790,000 fair market value based on the Black Scholes calculation.

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

For the three and nine months ended September 30, 2010 and 2009, we recognized non-operating gains/(losses) of $913,000 and $1.8 million compared to ($4.8) million and ($4.7) million, respectively, related to the revaluation of our warrant liabilities. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

Recent Accounting Pronouncements

Recently Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of September 30, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of September 30, 2010 and did not have a material impact on our consolidated financial statements.

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

Recently Issued

The following Accounting Standards Updates were issued between December 2009 and September 30, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

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

In April 2010, the FASB issued ASU 2010-17, “Milestone Method of Revenue Recognition” guidance to address accounting for research or development arrangements in which a vendor satisfies its performance obligations over time, with all or a portion of the consideration contingent on future events, referred to as milestones. The new guidance allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a milestone in the period the milestone is achieved, if the milestone meets the criteria to be considered a substantive milestone. The milestone method described in the new guidance is not the only acceptable revenue attribution model for milestone consideration. However, other methods that result in the recognition of all of the milestone consideration in the period the milestone is achieved are precluded. A vendor is not precluded from electing to apply a policy that results in the deferral of some portion of the milestone consideration. The new guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010, with early adoption permitted. If an entity early adopts in a period that is not the beginning of its fiscal year, it must apply the guidance retrospectively from the beginning of the year of adoption. A vendor may elect to adopt the new guidance retrospectively for all prior periods, but is not required to do so. The Company is still evaluating the effect, if any; the amended guidance may have on its consolidated financial statements.

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

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and nine months ended September 30, 2010 and 2009. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2010	2009	2010	2009
Healthcare services
Revenues	$95	$268	$319	$1,346
Loss before provision for income taxes	(1,333)	(7,978)	(5,764)	(17,963)
Assets *	3,482	20,834	3,482	20,834

Behavioral health
Revenues	$9	$-	$19	$-
Loss before provision for income taxes	(575)	(861)	(1,750)	(3,187)
Assets *	-	-	-	-

Consolidated continuing operations
Revenues	$104	$268	$338	$1,346
Loss before provision for income taxes	(1,908)	(8,839)	(7,514)	(21,150)
Assets *	3,482	20,834	3,482	20,834

* Assets are reported as of September 30.

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

The following table summarizes the operating results for Behavioral Health for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30,		September 30,
	2010	2009	2010	2009

Revenues	$9	$-	$19	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$529	$773	$1,650	$1,983
Other expenses	55	88	119	363
Impairment charges	-	-	-	758
Depreciation and amortization	-	-	-	83
Total operating expenses	$584	$861	$1,769	$3,187

Loss before provision for income taxes	$(575)	$(861)	$(1,750)	$(3,187)

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

The following table summarizes the operating results for Healthcare Services for the three and nine months ended September, 2010 and 2009:

(In thousands, except patient treatment data)	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
U.S. licensees	$30	$123	$106	$459
Managed treatment centers	65	145	213	753
Other revenues	-	-	-	134
Total healthcare services revenues	$95	$268	$319	$1,346

Operating expenses
Cost of healthcare services	$99	$68	$174	$502
General and administrative expenses
Salaries and benefits	1,595	899	5,243	5,285
Other expenses	402	2,118	2,242	6,376
Research and development	-	-	-	-
Impairment losses	1	-	39	355
Depreciation and amortization	204	273	705	896
Total operating expenses	$2,301	$3,358	$8,403	$13,414

Loss from operations	$(2,206)	$(3,090)	$(8,084)	$(12,068)
Interest and other income	1	19	129	142
Interest expense	(41)	(221)	(312)	(999)
Loss on extinguishment of debt	-	(54)	-	(330)
Gain on the sale of marketable securities	-	160	696	160
Other than temporary impairment on
marketable securities	-	(25)	-	(185)
Change in fair value of warrant liabilities	913	(4,767)	1,807	(4,683)
Loss before provision for income taxes	$(1,333)	$(7,978)	$(5,764)	$(17,963)

PROMETA patients treated
U.S. licensees	6	24	24	96
Managed treatment centers	7	22	21	78
Other	-	-	-	11
	13	46	45	185

Average revenue per patient treated (a)
U.S. licensees	$5,017	$4,435	$4,398	$4,298
Managed treatment centers	2,972	4,206	3,213	5,957
Other	-	-	-	12,185
Overall average	3,916	4,326	3,845	5,466

(a)	The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of  September 30, 2010 and December 31, 2009:

	September 30	December 31,
(dollars in thousands, except where otherwise noted)	2010	2009
Short-term debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% at December 31, 2009). $3,332,000 principal net of $147,000 unamortized discount at December 31, 2009.
Debt fully eliminated in July 2010	$-	$3,185

UBS line of credit, payable on demand, interest payable monthly at 90-day
T-bill rate plus 120 basis points 1.237% at December 31, 2009
Debt fully eliminated in July 2010	-	6,458

Total Short-term debt	$-	$9,643

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

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the three months ended March 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 are as follows:

Period from
January 1 to
January 20,
(in thousands)	2009
Revenues:
Behavioral managed health care revenues	$710

Expenses:
Behavioral managed health care operating expenses	$703
General and administrative expenses	711
Other	50
Income (loss) from discontinued operations before
provision for income tax	$(754)

Provision for income taxes	$1
Income (loss) from discontinued operations, net of tax	$(755)

Gain on sale	$11,204
Results from discontinued operations, net of tax	$10,449

Note 6.   Commitments and Contingencies

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$ -	$ -
Capital Lease Obligations	73	65	8	-	-
Operating Lease Obligations	355	340	15	-	-
Clinical Studies	356	356	-	-	-
Total	$ 784	$ 761	$ 23	$ -	$ -

In May 2010, we entered into an amendment to one of our operating leases which resulted in the deferral of rents of approximately $124,000 with $57,000 remaining at the end of the third quarter of 2010.

In August 2006, the Company entered into a 5 year lease agreement for approximately 4,000 square feet of medical space for a company managed treatment center in San Francisco, CA. The Company ceased operations at the center in January 2008. In the first quarter of 2009, the Company ceased making rent payments under the lease. In November of 2009, the landlord filed a lawsuit against the Company seeking damages of at least $350,000, plus attorney fees and costs. On March 23, 2010 the Company settled this lawsuit for $200,000 to be paid in monthly installments from March 23, 2010 to February 2011, with $35,000 remaining at the end of the third quarter.

Note 7.   Subsequent Events

In October 2010, the Company entered into Securities Purchase Agreements with certain accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, for $500,000 of senior 12% secured convertible notes (the “Bridge Notes”) and warrants to purchase 12,500,000 shares of our common stock (the “Bridge Warrants”).

The Bridge Notes were scheduled to mature January 2011 and interest was payable in cash at maturity or upon prepayment or conversion.  The Bridge Notes and any accrued interest were convertible at the holders’ option into common stock or exchangeable for the securities issued in the next financing the Company entered into that results in gross proceeds to the Company of at least $3,000,000.  The Bridge Warrants were exercisable for 5 years at $.04 per share subject to adjustment for financings and share issuances below the initial exercise price. The Bridge Warrants for the non-affiliated investors limit the amount of common stock that the holders may acquire through an exercise to no more than 4.99% of all Company Securities, defined as common stock, voting stock, or other Company securities. All the holders exchanged the Bridge Notes plus interest for securities issued in the Company’s November 2010 financing (see below).

In November 2010, the Company completed a private placement with certain accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, and one other Hythiam director, for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at $.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock (“Shares”) at a price of $.01 per share and $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock if and when sufficient shares become authorized at a conversion price of $.01 per share, subject to certain adjustments, including certain share issuances below $.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares within 30 days of closing. In addition, each investor investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $.01 per share. One non-affiliated investor received such warrants. The net cash proceeds to the Company from the Offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

The Notes contain customary covenants and defaults, including providing financial information, maintenance of business and insurance, collateral matters, and restrictions on the disposition of assets.

As a result of the Offering, the Bridge Warrants adjusted to be exercisable for an aggregate of 50 million shares at $0.01 per share.

In April 2010, as a result of a previously disclosed court settlement, we issued 5,000,000 shares of common stock in exchange for settlement of $1,005,000 due for previously rendered services.  In accordance with the approved settlement, the number of shares were subject to adjustment based on the Value Weighted Average Price (VWAP) of our common stock 180 days subsequent to the original issuance of the shares, and during October 2010 the shares were adjusted, resulting in an additional 605,000 shares due to the holders of the claims.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Total revenues	$104	$268	$338	$1,346

Operating expenses
Cost of healthcare services	99	68	174	502
General and administrative	2,581	3,878	9,254	14,007
Impairment losses	1	-	39	1,113
Depreciation and amortization	204	273	705	979
Total operating expenses	2,885	4,219	10,172	16,601

Loss from operations	(2,781)	(3,951)	(9,834)	(15,255)

Interest and other income	1	19	129	142
Interest expense	(41)	(221)	(312)	(999)
Loss on extinguishment of debt	-	(54)	-	(330)
Gain on the sale of marketable securities	-	160	696	160
Other than temporary impairment of marketable
securities	(32)	(25)	-	(185)
Change in fair value of warrant liability	913	(4,767)	1,807	(4,683)
Loss from continuing operations before provision
for income taxes	(1,940)	(8,839)	(7,514)	(21,150)

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $6.9 million and $13.6 million during the three and nine months ended September 30, 2010 respectively, compared to the same periods in 2009. The decrease was primarily due to the impact of actions to streamline our Healthcare Services operations and by an increase in the change in fair value of warrant liability of $5.7 million and $6.5 million for the same periods during 2009.

Revenues

Revenue decreased by $164,000 and $1.0 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, and a decrease in administrative fees earned from licensees. The number of patients treated decreased by 72% and 76% in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The average revenue per patient treated at U.S. licensed sites and at Company managed centers decreased by approximately $400 and $1,600 during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center (The Center to Overcome Addiction) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects a decrease in revenues from the reduction of treatment centers; management services agreements, licensed sites and corresponding patient volume in the first nine months of 2010.

General and Administrative Expenses

Total general and administrative expenses decreased by $1.3 million and $4.7 million in the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. This decrease is attributable to decreases of $456,000 and $2.4 million in salaries and benefits for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.  General and administrative expenses for the first nine months of 2010 include $3.0 million in non-cash expense for share-based compensation, compared to $3.5 million of such expense for the same period in 2009.

Depreciation and amortization decreased by $69,000 and $274,000 during the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009.

Impairment Losses

There was an impairment loss related to property plant and equipment of $1,000 and $39,000 for the three and nine months ended September 30, 2010, respectively, compared to $0 and $1.1 million for the three and nine months ended September 30, 2009, respectively.  During the three and nine month periods ended September 30, 2009, impairment charges included $122,000 for intangible assets related to our managed treatment center in Dallas and $233,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that are currently non-revenue-generating. There was no impairment charge related to intellectual property in the three and nine months ended September 30, 2010.

Interest and other income

      During the three and nine months ended September 30, 2010, we recorded $759,000 and $129,000, respectively, in interest and other income or loss compared to $19,000 and $142,000, respectively, for the three and nine months ended September 30, 2009.

Interest Expense

Interest expense declined by $180,000 and $687,000, respectively, from the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily due to a reduction of $9.6 million in interest bearing liabilities.

Loss from Extinguishment of Debt

There was no charge for loss from extinguishment of debt during the three and nine months ended September 30, 2010. In the first quarter of 2009 we recognized a $276,000 loss on extinguishment of debt resulting from the $1.4 million pay down on the Highbridge senior secured note, primarily representing unamortized discount.

Gain/(Loss)on Sale of Marketable Securities

As a result of the sale of approximately $10.2 million in ARS, we recorded ($758,000) and $696,000 of gain on sale of marketable securities for the three and nine months ended September 20, 2010, respectively.

Other than Temporary Impairment on Marketable Securities

There was no impairment charge related to certain ARS during the three and nine months ended September 30, 2010 compared to $25,000 and $185,000, respectively, for the same periods in 2009. The charge was based on an updated valuation of the securities performed by management as of March 31, 2009 and deemed necessary after an analysis of other-than-temporary impairment factors, most notably, our inability to hold the ARS until they might recover in value.

Change in fair value of warrant liability

We issued warrants in connection with our registered direct stock placements completed in November 2007, September 2009 and July 2010, and the amended and restated Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside the control of the Company.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants for the three and nine months ended September 30, 2010 and 2009 was gains/(losses) $913,000, $1.8 million, $(4.8) million and $(4.7) million, respectively. We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of September 30, 2010, we had a balance of approximately $363,000 in cash, cash equivalents. We had a working capital deficit of approximately $3.5 million at September 30, 2010.  We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months. In July 2010 we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to the Company.

In October 2010, Hythiam, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Agreements”) with accredited investors, for $500,000 of 12% senior secured convertible notes (the “Bridge Notes”) and warrants to purchase shares of our common stock (the “Bridge Warrants”) (see Note 7 Subsequent Events).

In November 2010, the Company completed a private placement with certain accredited investors. Investors included Socius Capital Group, LLC, an affiliate of our Chairman and CEO, and a Hythiam director (see Note 7 Subsequent Events). This transaction should provide enough working capital into late 2011. In addition, all of the holders of Bridge Notes exchanged the Bridge Notes plus interest into securities issued in this financing. The Company had approximately $6.1 million after this transaction and as of this report date.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to decrease expenses. We are currently in the process of implementing our recent Catasys contract in Nevada and we expect that contract to become operational in the fourth quarter of 2010. Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2010, management took actions that have resulted in reducing annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. We amended the lease on premises which resulted in deferring payments and agreed to settle a lawsuit filed by a landlord in March 2010 related to a facility that is no longer in use. This amendment and the legal settlement require payments aggregating $234,000 between July 1, 2010 and February 2011. To date we have made all payments under these arrangements as they have come due with only $72,000 remaining as of this report date. In addition, during the nine months ended September 30, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We may exit additional markets for our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets are not expected to provide short-term profitability and/or positive cash flow. We do not expect any direct costs associated with streamlining our organization to have a material positive impact on our cash position or our ability to continue as a going concern.

Cash Flows

We used $5.4 million of cash for continuing operating activities during the nine months ended September 30, 2010 compared to $11.0 million of cash for continuing operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based expense), and the cost of healthcare services revenue, which totaled approximately $3.1 million for the nine months ended September 30, 2010, compared to $4.0 million for the same period in 2009. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

Capital expenditures for the nine months ended September 30, 2010 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Highbridge Senior Secured Note

On August 11, 2009, we amended our amended and restated senior secured note with Highbridge International LLC (Highbridge), to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note. The amended note also called for redemption of the note at 110% by applying a portion of any borrowed or raised capital. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock (including 1.3 million issued in conjunction with the amended and restated note in 2008 and 540,000 issued in conjunction with the November 2007 registered direct financing), to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. During the three months ended March 31, 2009, we drew down an additional $1.5 million under the UBS demand margin loan facility, and used $1.4 million of the proceeds to pay down the principal balance on our senior secured note with Highbridge International

LLC. During April and July 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2008 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of 72.000 and a decrease in the exercise price from $0.28 to $0.27 per share. We paid this note in full upon maturity in July 2010.

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

In October 2008, UBS made a “Rights” offering to its clients pursuant to which we were entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008. Loans under the line of credit were subject to a rate of interest based upon the current 90-day U.S Treasury bill rate plus 120 basis points, payable monthly and were carried in short-term liabilities on our Condensed Consolidated Balance at December 31, 2009. As of June 30 2010 all ARS were redeemed at par and the line of credit was paid in full.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table sets forth a summary of our material contractual obligations and commercial commitments as of September 30, 2010 (in thousands):

		Less than	1 - 3	3 - 5	More than
Contractual Commitments	Total	1 year	years	years	5 years
Outstanding Debt Obligations	$ -	$ -
Capital Lease Obligations	73	65	8	-	-
Operating Lease Obligations	355	340	15	-	-
Clinical Studies	356	356	-	-	-
Total	$ 784	$ 761	$ 23	$ -	$ -

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2010 we had no off-balance sheet arrangements.

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

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007, September 2009, July 2010, Bridge Financing, November financings noted below, and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules and include provisions in some warrants that protect the holders from declines in the Company’s stock price and a requirement to deliver registered shares upon exercise, which is considered outside the control of the Company. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to net gains of $913,000 and $1.8 million for the three and nine months ended September 30, 2010, compared to net losses of $4.8 million and $4.7 million for the same periods in 2009. The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

In October 2010, the Company entered into Securities Purchase Agreements, for $500,000 of senior secured convertible notes (the “Bridge Notes”) and warrants to purchase shares of our common stock (the “Bridge Warrants”). The investors received warrants to purchase an aggregate 12,500,000 shares of Company common stock at $.04 per share (see Note 7 Subsequent Events).

In November 2010, the Company completed a private placement with accredited investors, in the amount of $6.9 million (the “Offering”). In addition, investors investing $2,000,000 or more also received warrants to purchase 21,960,000 shares of Company common stock at $.01 per share (see Note 7 Subsequent Events).

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

During the nine months ended September 30, 2010 we did not acquire any new intangible assets and at September 30, 2009, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We performed impairment tests on intellectual property as of September 30, 2010 and after considering numerous factors, we determined that the carrying value of certain intangible assets was recoverable as of September 30, 2010.  During the nine months ended September 30, 2010 we did not record impairment charges associated with our intellectual property. At March 31, 2010, we had an independent third-party perform a valuation of our intellectual property. They relied on the “relief from royalty” method, as this method was deemed to be most relevant to the intellectual property assets of the Company.  We determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of September 30, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of September 30, 2010 and did not have a material impact on our consolidated financial statements.

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

Recently Issued

The following Accounting Standards Updates were issued between December 2009 and September 30, 2010 and contain amendments and technical corrections to certain SEC references in FASB’s codification:

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.

As of the date of this report, we are not currently involved in any material legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth in Item 5. “Recent Sales of Unregistered Securities” in our Annual Report on form 10-K for the year ended December 31, 2009 is incorporated by reference.

In October 2010, Hythiam, Inc. (the “Company”) entered into Securities Purchase Agreements (the “Agreements”) with accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, for $500,000 of senior secured convertible notes (the “Notes”) and warrants to purchase shares of our common stock (the “Warrants”) (see Note 7 Subsequent Events).

In November 2010, the Company completed a private placement with certain accredited investors for gross proceeds of $6.9 million. Investors included Socius Capital Group, LLC, an affiliate of our Chairman and CEO, and one other Hythiam director (see Note 7 Subsequent Events).

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 [Removed and Reserved]

Item 5.                 Other Information

Related Party Transactions

In October 2010, the Company entered into Securities Purchase Agreements with accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, for $500,000 of senior secured convertible notes (the “Bridge Notes”) and warrants to purchase shares of our common stock (the “Bridge Warrants”) (see Note 7 Subsequent Events).

In November 2010, Hythiam, Inc. (the “Company”) completed a private placement with accredited investors for gross proceeds of $6.9 million, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, and one other Hythiam director (see Note 7 Subsequent Events).

Item 6.                 Exhibits

Exhibit 10.33	Securities Purchase Agreement dated November __, 2010

Exhibit 10.34	Secured Convertible Promissory Note dated November __, 2010

Exhibit 10.35	Security Interest Agreement dated November __, 2010

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

II-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HYTHIAM, INC.
Date: November 18, 2010	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2010	By:	/s/ PETER L. DONATO
Peter L. Donato
Chief Financial Officer (Principal Financial and Accounting Officer)

II-2