Form 10-K
period 2010-12-31
CATASYS, INC.
filed 2011-03-31
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

Commission File Number 001-31932

CATASYS, INC.
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

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $9,021,196.80 based on the $0.16 closing price on the Over The Counter (OTC) Bulletin Board on that date. This amount excludes the value of 15,041,145 shares of common stock directly or indirectly held by the registrant’s affiliates.

As of March 28, 2011, there were 834,419,950 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2010

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

Overview

On March 17, 2011, Catasys, Inc. (formerly Hythiam, Inc.)  (the “Company”) issued a press release announcing a change in the Company’s corporate name to Catasys, Inc.  In connection therewith, the management of the Company determined that it was in the best interests of the Company to change the trading symbol of the Company’s common stock, par value $0.0001 per share.  Effective March 17, 2011, the Common Stock of the Company began trading under CATS.OTCBB.

As used herein, “we,” “us,” “our” or the “Company” refers to Catasys, Inc.

We are a healthcare services company, providing specialized behavioral health services for substance abuse to health plans, employers and unions through a network of licensed healthcare providers and its employees.  The Catasys substance dependence program (OnTrak) was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions combining elements of traditional disease management and ongoing “care coaching”, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

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

We have been not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Limited clinical studies have been conducted to evaluate our PROMETA Treatment Program and confirm initial studies and reports from physicians using them in their practices. The medications used in the PROMETA Treatment Program are FDA approved for uses other than treating dependence on alcohol, cocaine or methamphetamine. Therefore, the risks and benefits of using those medications to treat dependence on those substances have not been evaluated by the FDA, which may not find them to be sufficiently safe or effective. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA Treatment Program. Only a treating physician can determine if the PROMETA Treatment Program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A Risk Factors.

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

Conventional forms of treatment for substance dependence generally focus on the psychosocial aspect of the disease, conducted through residential or outpatient treatment centers, individual counseling and self-help programs like Alcoholics Anonymous and Narcotics Anonymous. Such services are paid for by government funds as covered health insurance benefits or out-of-pocket on private pay basis.

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

Our Market

Health Plans, Employers and Unions

The true impact of substance dependence is often under-identified by organizations that provide healthcare benefits. The reality is that substance dependent individuals:

•	Are prevalent in any organization;

•	Cost health plans and employers a disproportionate amount of money;

•	Have higher rates of absenteeism and lower rates of productivity; and

•	Who have co-morbid medical conditions incur increased costs for the treatment of these conditions compared to a non-substance dependent population.

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

As of December 31, 2008 there were over 191 million lives in the United States covered by various managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs. Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared to an average of $3,250 for a commercial non-substance dependent member, according to our research.

In October 2008, the Wellstone and Domenici Mental Health Parity and Addiction Equity Act was passed as part of the nation’s Troubled Assets Relief Program (TARP) financial bail-out package.  The bill requires that behavioral coverage be no less favorable than medical coverage, which is expected to increase utilization of mental health services, causing health plans’ costs to rise. The related implementing regulations were effective for most health plans beginning January 2011. The increased costs will be most acute for members who recur frequently throughout the behavioral health plan system. We expect that this parity bill, the continuing difficult economic environment and increasing focus on containing healthcare costs will heighten commercial plans’ interest in programs that can lower their cost and increase their interest in seeking solutions.

Our Solutions: OnTrak and the PROMETA Treatment Program

Under our OnTrak solution for managed care, we work with health plans and employers to customize our program to meet a plan’s structural needs and pricing—either a case rate per patient or a per-enrolled member, per-month fee. Our substance dependence program is designed for increased enrollment, longer retention and better health outcomes so we can help payors improve member care and achieve lower costs, and in addition help employers and organized labor reduce medical costs, absenteeism and job-related injuries in the workplace, thereby improving productivity.

We are in a position to respond to a largely unmet need in the healthcare industry by offering an innovative and integrated substance dependence treatment solution in an effort to reduce overall medical costs, improve clinical outcomes and improve quality of care for patients.  People suffering from alcohol and drug dependence have a clinical disease, but are often characterized as having a social disorder or a lack of self-discipline.  In this context, with few pharmaceutical options for substance dependence available, traditional treatment approaches have generally focused on the psychosocial aspect of the disease.  While we recognize the psychosocial approach to substance dependence treatment is important, we believe that a more comprehensive approach, including longer-term care, to this multi-factorial disease should be addressed as part of an integrated treatment approach intended to provide patients with an improved chance for recovery.  We believe our integrated approach offers patients a better opportunity to achieve their individual recovery goals.

OnTrak®

Our OnTrak integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower the overall costs of members diagnosed with substance dependence. We believe the benefits of OnTrak include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe OnTrak is the only program of its kind dedicated exclusively to substance dependence. The OnTrak substance dependence program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form key areas of expertise that sets Catasys apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our OnTrak integrated substance dependence program includes the following components:  Member identification, enrollment/referral, provider network development and training, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web based clinical information platform (eOnTrak).

We identify those who have been diagnosed as substance dependent and who incur significant costs and may be appropriate for enrollment into OnTrak.  We then enroll targeted members into the Catasys program through direct, mailings, email and telephonic outreach and through referral through health plan sources. After enrollment/referral, we optimize patient outcomes through a specially trained sub-network of providers, utilizing integrated treatment modalities.  Outpatient medical treatment follows, where we utilize  pharmacologic treatments (including PROMETA Treatment Program for alcohol and stimulant dependence and SUBOXONE® for opioid dependence) in order to provide more immediate and sustained results.  This is paired with outpatient psychosocial treatment where we utilize our proprietary Relapse Prevention Program in order to enhance the neurophysiologic effect gained from the medical treatment by helping members develop improved coping skills and a recovery support network.  Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals.  We also link providers and care coaches to member information through our web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

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

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides a treatment methodology that is discreet and can be initiated in only three days, with a two-day follow-up treatment three weeks later. The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting. The medications used in the PROMETA Treatment Program have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Program. Following the initial treatment, our treatment program provides that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery. The PROMETA Treatment Program provides for a second, two-day administration at the facility, which takes place about three weeks after initiation of treatment. The medical treatment is followed by continuing care, such as individual or group counseling, as a key part of recovery.

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

•
Prescription medications delivered in a unique dosing algorithm administered in a physician-supervised setting. The initial treatment occurs during three consecutive daily visits of about two hours each, followed by a two-day follow-up treatment three weeks later;

•	A nutritional plan and recommendations, designed to help facilitate and maintain the other aspects of recovery; and

•	One month of prescription at-home medications and nutritional supplements and education following the initial treatment.

Initial results indicate that the PROMETA Treatment Program may be associated with higher initial completion rates than conventional treatments, improved cognitive function and reduced physical cravings which can be a major factor in relapse, thus allowing patients to more meaningfully engage in counseling or other forms of psychosocial therapy. These initial conclusions have been reported in the treatment of over 3,500 patients at licensed sites, commercial pilots and in research studies conducted to study our treatment programs. They may not be confirmed by additional double-blind, placebo-controlled research studies, and may not be indicative of the long-term future performance of our treatment programs.

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

•
By first addressing the physiologic components of the disease, substance dependent patients may have a better opportunity to address the behavioral and environmental components, enabling them to progress through the various stages of recovery;

•	The PROMETA Treatment Program is designed to address a spectrum of patient needs, including physiological, nutritional and psychological elements in an integrated way;

•	Treatment using the PROMETA Treatment Program generally can be performed on an outpatient basis and does not require long periods away from home or work; and

•	The PROMETA Treatment Program may be initiated at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other treatment modalities.

Additionally, we provide training, education and other administrative services to assist physicians, healthcare providers and treatment centers with staff education.

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

Our Strategy

Our business strategy is to provide a quality, integrated medical and behavioral program to help organizations treat and manage substance dependent populations to impact total healthcare costs associated with members with a substance dependence diagnosis. We intend to grow our business through increased adoption of our OnTrak integrated substance dependence solutions by managed care health plans, employers, unions and other third-party payors.

Key elements of our business strategy include:

•	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak programs with key managed care and other third-party payors;

•	Educating third-party payors on the disproportionately high cost of their substance dependent population;

•	Providing our Catasys integrated substance dependence solutions to third-payors for reimbursement on a case rate, monthly fee, savings generated or a combination thereof; and

•	Generating outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand.  Our Catasys program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditioning and that improve patient care while controlling overall treatment costs.

OnTrak – Integrated Substance Dependence Solutions

There are currently over 190 million lives in the United States covered by various managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary OnTrak integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizers and high risk enrollees.  Our OnTrak substance dependence programs include medical and psychosocial interventions and the use of our PROMETA Treatment Program, a proprietary web based clinical information platform and database, clinical algorithms, psychosocial programs and integrated care coaching services.

        Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs.  As a service delivery model, the OnTrak program can be modified to cover particular populations and provide for varying levels of service. In this way OnTrak can work with payors to identify, engage and treat medically and behaviorally a broader spectrum of patients struggling with substance dependence in a way that is consistent with payors’ business needs.

Our value proposition to our customers includes that the OnTrak program is designed for the following benefits:

•
A specific program aimed at addressing high-cost conditions by improving patient care and reducing overall healthcare costs can benefit health plans that do not have or do not wish to dedicate the capacity, ability or focus to develop these programs internally;

•	Increased worker productivity by reducing workplace absenteeism, compensation claims and job related injuries;

•	Decreased emergency room and inpatient utilization;

•	Decreased readmission rates; and

•	Healthcare cost savings (including medical, behavioral and pharmaceutical).

Managed Treatment Center

We currently manage one treatment center located in Santa Monica, California (dba the Center To Overcome Addiction.). We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name and trademark in exchange for management and licensing fees under the terms of full business service management agreements. The treatment center operates in a state-of-the-art outpatient facility and offers the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines, as well as a full range of other behavioral health services on a private pay and insurance reimbursed basis. Under generally accepted accounting principles (GAAP), the revenues and expenses of the managed treatment center is included in our consolidated financial statements.

Self-pay Patients – Licensees

Another source of our revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Program to physicians and other licensed treatment providers.  Although we plan to continue to provide licenses to our existing active licensees for the treatment of substance dependencies using our PROMETA Treatment Program, we do not expect to significantly invest in or expand this line of business at this time. Accordingly, in 2009 and 2010 we significantly reduced our resources in each market area to more closely match our resources and expenditures with revenues from our licensees in each market.

International Operations

In 2009 we ceased all of our international operations to reduce costs and focus on our domestic OnTrak program, and have no plans to expand internationally in the near future.

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

In January 2009, the Institute of Additive Medicine completed a 120-subject randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute and immediate effects on cravings and cognition in alcohol dependent subjects was completed in January 2009.  The study was designed and supervised by alcoholism researcher, Joseph R. Volpicelli, M.D., Ph.D., at the Institute of Addiction Medicine in Philadelphia. This study demonstrated that for patients with lower symptoms of withdrawal and a clinical history of alcohol withdrawal symptoms, when treated with PROMETA experienced a statistically significant decrease in alcohol craving and alcohol consumption during the active treatment phase, as compared to placebo. This study is in the publication process.

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

We believe such results from published studies will enhance acceptance of the PROMETA Treatment Program and assist in our efforts to increase third-party payor support for our OnTrak substance dependence program.

In a step to further ensure the integrity of the clinical data, the independent physicians who are conducting clinical trials of the PROMETA Treatment Program own their study data and have complete control over the resulting data.

Our Operations

Healthcare Services

The OnTrak integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

Through March 2011, we have entered into agreements for our OnTrak program with one employer and three health plans. The employer program commenced operations in 2010 and three health plan programs are anticipated to commence operations during 2011.

We are currently marketing our OnTrak integrated substance dependence solutions to managed care health plans, employers and unions for reimbursement on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak programs.

License and Management Services

To date, a substantial portion of our license and management services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of patient revenues from our managed treatment centers. We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of December 31, 2010, we had active licensing agreements with physicians, hospitals and treatment providers for 14 sites throughout the United States.  However, due to the streamlining of our operations during 2008 and 2009 our field and regional sales personnel cover only three of these markets. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally in markets where we are presently operating or where such sites will provide support for our Catasys products.  Since July 2003, over 3,500 patients have completed treatment using our PROMETA Treatment Program at our licensed sites, and in commercial pilots and research studies conducted to study our treatment programs.

We currently manage one treatment center under a licensing agreement, located in Santa Monica, California (dba The Center to Overcome Addiction), whose revenues and expenses are included in our consolidated financial statements.

We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services, which assist health plans to manage their substance dependence populations, and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities and physicians that contract to provide services as part of our OnTrak select network or for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians.  Licensed physicians with rights to use the PROMETA Treatment Program exercise their independent medical judgment in determining the use and specific application of our treatment programs, and the appropriate course of care for each patient.

Competition

Healthcare Services

Our OnTrak product offering focuses primarily focus on substance dependence and is marketed to health plans, employers and unions. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. In addition, customers that are managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs) frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence members from the population of utilization management programs that MBHOs offer.

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

License and Management Services

PROMETA Treatment Program

Our PROMETA Treatment Program focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including medical practices and treatment centers that are licensed and managed by us. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into the following phases:

•	Detoxification, which is typically conducted in medically directed and supervised environments;

•	Rehabilitation, which is often conducted through short- or long-term therapeutic facilities or programs, most of which do not offer medical management options; and

•	Psychosocial care that is provided via structured outpatient treatment programs.

 Conventional forms of treatment for stimulant dependence generally consist only of  psychosocial and recovery oriented therapy, conducted through therapeutic programs.  Regardless of the approach, there is great variability in the duration of treatment procedures, level of medical supervision, price to the patients, and success rates.

Treatment Programs

There are over 13,500 facilities reporting to the SAMHSA that provide substance dependence treatment. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians and treatment centers provide substance dependence treatment in the course of their practices and at their facilities and in a variety of in-patient and out-patient modalities. Many of these traditional treatment programs have established name recognition, and their treatments may be covered in large part by insurance or other third party payors. To date, our PROMETA Treatment Program has generally not been covered by insurance, and patients treated with the PROMETA Treatment Program have been substantially self-pay patients.

Traditional treatment approaches for substance dependence focus mainly on group therapy, abstinence and behavioral modification, while the disease’s underlying physiology and pathology is rarely addressed, resulting in fairly high relapse rates. We believe that our PROMETA Treatment Program offers an improvement to traditional treatments because the PROMETA Treatment Program is designed to target the pathophysiology induced by chronic use of alcohol or other drugs in addition to nutritional and psychosocial aspects of substance dependence.  We believe the PROMETA Treatment Program offers an advantage to traditional alternatives because it provides an integrated treatment methodology that is discreet, mildly sedating and can be initiated in only three days, with a second two-day treatment three weeks later. Our PROMETA Treatment Program also provides for one month of prescription medication and nutritional supplements.

We further believe the short initial outpatient treatment period when using our PROMETA Treatment Program is a major advantage over traditional inpatient treatments and residential treatment programs, which typically consist of approximately 15 to 28 days of combined inpatient detoxification and recovery in a rehabilitation or residential treatment center. The PROMETA Treatment Program does not require an extensive stay at an inpatient facility. Rather, the treatment program can generally be administered on an outpatient basis. This is particularly relevant since approximately 75% of adults classified with dependence or abuse are employed, and loss of time from work can be a major deterrent for seeking treatment.  Moreover, we believe the PROMETA Treatment Program can be used at various stages of recovery, including initiation of abstinence and during early recovery, and can complement other forms of alcohol and drug abuse treatments. As such, our treatment program offers a potentially valuable alternative or addition to traditional behavioral or pharmacotherapy treatments.

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

•
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

We have three issued U.S. patents for our Prometa Treatment Program for the treatment of cocaine dependency, methamphetamine dependency and for the treatment of certain symptoms associated with alcohol dependence. We have also received allowances, issuances or notices that patent grants are intended for our core intellectual property for the treatment of alcohol and/or stimulant dependence in Austria, Belgium, Denmark, Finland, France, Germany, Ireland, Italy, the Netherlands, Portugal, South Africa, Spain, Sweden, Switzerland, Turkey, and the United Kingdom.

Once patents are issued, they generally will expire 20 years from the dates of original filing. Two of the issued U.S. patents will expire in 2021 and the third in 2028.

Proprietary Rights and Licensing

Our success depends in large part on our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names include the following:

•	OnTrak®;
•	eOnTrak ®
•	PROMETA®.

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

Financial Information about Segments

We manage and report our operations through two business segments: Healthcare and License and Management. The Healthcare segment includes the OnTrak integrated substance dependence solutions marketed to health plans, employers and unions. The License and Management services segment provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including a managed treatment center that is licensed and managed by us.

Employees

As of December 31, 2010, we employed 33 persons. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Our Offices

Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025 and our telephone number is (310) 444-4300.

Company Information

We are incorporated under the laws of the State of Delaware. We make our current and annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports available free of charge through links on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Our corporate website is located on the Internet at http://www.catasyshealth.com. These reports are not part of this report or incorporated by reference herein. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern

We have been unprofitable since our inception in 2003 and could continue to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2010, cash and cash equivalents amounted to $4.6 million and we had a working capital of approximately $1.5 million. During the year ended December 31, 2010, our cash and cash equivalents used in operating activities amounted to $8.4 million. Although we have recently taken actions to decrease expenses, increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and grow our business, which could adversely affect our results of operations, financial condition and business

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our operating, marketing, commercialization and financial goals.  Recent actions to reduce costs and streamline our operations, as well as any future cost reductions, could place further demands on our personnel, which could hinder our ability to effectively execute on our business strategies.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operating expenses and capital requirements into the second half of 2011. We could require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our treatment programs may not be as effective as we believe them to be, which could limit our revenue growth

Our belief in the efficacy of our OnTrak solution and PROMETA Treatment Program is based on a limited number of studies and commercial pilots that have been conducted to date and our initial experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs. Future controlled scientific studies,  may yield results that are unfavorable or demonstrate that treatment with our programs is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. Our success is dependent on our ability to enroll third-party payor members in our OnTrak programs. Large scale outreach and enrollment efforts have not been conducted and we may not be able to achieve the anticipated enrollment rates.

Our OnTrak Program or PROMETA Treatment Program may not become widely accepted, which could limit our growth

Further marketplace acceptance of our  programs may largely depend upon healthcare providers’ and third-party payors’ interpretation of our limited data, the results of studies, pilots and programs, including financial and clinical outcome data from our OnTrak Programs, or upon reviews and reports that may be given by independent researchers or other clinicians. In the event such outcomes or research does not establish our treatment programs to be safe and effective, it is unlikely we will be able to achieve widespread market acceptance.

In addition, our ability to achieve further marketplace acceptance for our OnTrak Program may be dependent on our ability to contract with a sufficient number of third party payors to and demonstrate financial and clinical outcomes from those agreements. If we are unable to secure sufficient contracts to achieve recognition of acceptance of our OnTrak program or if our program does not demonstrate the expected level of clinical improvement and cost savings it is unlikely we will be able to achieve widespread market acceptance.

Disappointing results for our PROMETA Treatment Program or Catasys Program, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price

There are several studies, evaluations and pilot programs that have been completed or are currently in progress that are evaluating our PROMETA Treatment Program and the OnTrak Program. Some results have been published and we expect results to become available and/or published over time.  Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or commercial programs could have a material adverse effect on the commercial acceptance of the PROMETA Treatment Program, our stock price and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price.  In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

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

•
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

We depend on key personnel, the loss of which could impact the ability to manage our business

Our future success depends on the performance of our senior management and operating personnel.

The loss of the services of any key member of management and operating personnel could have a material adverse effect on our ability to manage our business.

We and our Chief Executive Officer are a party to litigation, which, if determined adversely to us, could adversely affect our cash flow and financial results.

We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. This could also divert management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could adversely affect our cash flows and financial results. Please see “Item 3 Legal Proceedings” for more information.

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

We currently have insurance coverage for up to $7 million per year, in the aggregate, for personal injury claims. We maintain directors’ and officers’ liability insurance coverage, subject to a self insured retention of $0 to $250,000 per claim. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

If third-party payors fail to provide coverage and adequate payment rates for our programs, our revenue and prospects for profitability will be harmed

Our future revenue growth will depend in part upon our ability to contract with third-party payors, such as self-insured employers, insurance plans and unions for our OnTrak program. To date, we have not received significant amount of revenue from our OnTrak substance dependence programs from managed care organizations and other third-party payors, and acceptance of our OnTrak substance dependence programs is critical to the future prospects of our business. In addition, third-party payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our programs. Adequate third-party payment might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our OnTrak contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability

We anticipate that many or all of our Catasys contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings.  If we are unable to meet or exceed promised savings or achieve agreed upon operational metrics, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services.  This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, operations are at risk for costs incurred to provide the agreed upon services under our program. Therefore, failure to anticipate or control costs could have materially adverse effects on our business.

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

Our ability to utilize net operating loss carryforwards may be limited

As of December 31, 2010, we had net operating loss carryforwards (NOLs) of approximately $151.3 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our intellectual property

We may not be able to adequately protect the proprietary PROMETA Treatment Program which is important to our business

We consider the protection of our proprietary PROMETA Treatment Program to be important to our business prospects. We obtained the rights to some of our most significant PROMETA technologies through an agreement that is subject to a number of conditions and restrictions, and a breach or termination of that agreement or the bankruptcy of any party to that agreement could significantly impact our ability to use and develop our technologies. While we have three issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependency, and one related to the treatment of methamphetamine dependency. The patent applications we have licensed or filed may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art that may preclude or limit the scope of patent protection. Issued patents will generally expire twenty years after their priority date.  Two of our three issued U.S. patents will expire in 2021 and the third in 2028. Further, our patents and pending applications for patents and other intellectual property have been pledged as collateral to secure our obligations to pay certain debts, and our default with respect to those obligations could result in the transfer of our patents to our creditor.  In the event of such a transfer, we may be unable to continue to operate our business.

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

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business

Many states, including California in which our principal executive offices and our managed treatment center is located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians, or engaging in arrangements with physicians such as employment, payment for referrals or fee-splitting. Courts, regulatory authorities or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine by providing administrative and other services in connection with our treatment programs or by consolidating the revenues of the physician practice we manage, or that licensing our technology for a license fee that could be characterized as a portion of the patient fees, or subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees, constitute improper fee-splitting or payment for referrals, in which case we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

Risks related to our common stock

Our common stock is thinly traded, and it is therefore susceptible to wide price swings.

Our common stock is traded on the OTC Bulletin Board under the symbol “CATS.OB.” Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange or NASDAQ. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain NASDAQ, or other national securities exchange, trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued exchange listing or NASDAQ or other national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Approximately 33% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders

13,600,000, 207,045,924 and 22,216,628 shares are held of record by Reserva Capital, LLC, Socius LLC and Bonmore, LLC, respectively , whose sole managing member is our chairman and chief executive officer, The actual shares owned represent 29% of our 834,419,950 shares outstanding as of March 28, 2011. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. The interests of these principal stockholders may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of the company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of your investment may decline

The market price of our common stock has experienced downward substantial volatility. The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our PROMETA Treatment Program, our OnTrak Program, announcements regarding new or discontinued OnTrak Program contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

•	announcements of new products or services by us or our competitors; current events affecting the political, economic and social situation in the United States and other countries where we operate;

•	trends in our industry and the markets in which we operate;

•	changes in financial estimates and recommendations by securities analysts;

•	acquisitions and financings by us or our competitors;

•	the gain or loss of a significant customer;

•	quarterly variations in operating results;

•	the operating and stock price performance of other companies that investors may consider to be comparable;

•	purchases or sales of blocks of our securities; and

•	issuances of stock.

Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market.  In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended.  Approximately 293 million shares of our common stock are currently held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions.  Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, of which we have already received approval from our stockholders, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  We currently have outstanding approximately 208 million options and 94 million warrants to acquire our common stock at prices between $0.01 and $8.56 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock

In the future, we may need to raise additional funds through public or private financing, which might include sales of equity securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to holders of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in us.

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

ITEM 2.	PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2010, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	10,700

1315 Lincoln Blvd. Santa Monica, California	Medical office space for The Center to Overcome Addiction	2,700

Surrendered Office Space 1700 Montgomery St. San Francisco, California	Medical office space	4,000

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 10,700 square feet. The initial term of the lease expired in December 2010. In December 2010, we amended and extended the lease for three years. Our base rent is currently approximately $33,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at December 31, 2010, totaling approximately $1.2 million. Concurrent with the three year extension, the Board of Directors approved a sublease of approximately one-third of the office space to Reserva LLC an affiliate of our Chairman and CEO. Reserva LLC will pay the company pro-rata rent during the three-year lease period.

In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The Center to Overcome Addiction, which operates under a full service management agreement with us. Our base rent was approximately $19,000 per month. In May 2009, we entered into an amendment to our lease for this facility calling for the deferral of a portion of the rent for a period of seven months. As a result of the amendment our rent was reduced by approximately $8,000 per month beginning June 1, 2009 and ending December 31, 2009. According to the terms of the agreement beginning January 1, 2010, the base rent and the deferred rent were due in installments with all rents to be paid prior to the termination of the lease in August 2010. In August 2010, with all base and deferred rents paid in full, we entered into another amendment to our lease for a six-month extension after which it converts to a month-to-month lease. At December 31, 2010, the minimum base rent for the medical office in Santa Monica including aggregate minimum lease commitments was approximately $10,700, subject to annual adjustment.

In August 2006, the Company entered into a five-year lease agreement for approximately 4,000 square feet of medical office space for a company managed treatment center in San Francisco, CA.  The Company ceased operations at the center in January 2008.  In the first quarter of 2009, the Company ceased making rent payments under the lease.  In March, 2010 the Company settled the outstanding lease commitment for $200,000 to be paid in monthly installments from March 2010 through February 2011. All payments under this settlement agreement have subsequently been paid in full.

We believe that the current office space is adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe have a material adverse effect on our business, financial condition or operating results.  We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial Ltd. (the “Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which the Company had acquired certain assets, and a number of other additional individuals and entities, including the Company, the Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against the Company, Mr. Peizer, and others.   In August 2007, the Company and Mr. Peizer, among others, filed an answer to the second  amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, the Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in April 2009, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of the Company and Mr. Peizer, among others.  The Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs have filed a motion for leave to amend the second amended complaint, which motion the Company will oppose.  We have had very limited discussion of settlement and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously defend the case.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the OTC Bulletin Board under the symbol “CATS.” As of March 28, 2011, there were 101 record holders representing approximately 5,846 beneficial owners of our common stock.

	Closing Sales Price
2010	High	Low
4th Quarter	$0.11	$0.03
3rd Quarter	0.16	0.05
2nd Quarter	0.30	0.16
1st Quarter	0.58	0.22

	Closing Sales Price
2009	High	Low
4th Quarter	$0.77	$0.27
3rd Quarter	0.44	0.24
2nd Quarter	0.36	0.23
1st Quarter	0.68	0.18

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

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 5,000,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  In addition, the owner of the claims will not sell more than the greater of 49,000 shares or 10% of the daily trading volume during that 180 day period. Pursuant to the terms of  the agreement, the number of shares were adjusted and 605,000 shares were subsequently issued.

In October 2010, the Company entered into Securities Purchase Agreements with certain accredited investors, including Socius Capital Group, LLC, an affiliate of our Chairman and CEO, for $500,000 of senior 12% secured convertible notes (the “Bridge Notes”) and warrants to purchase 12,500,000 shares of our common stock (the “Bridge Warrants”).

The Bridge Notes were scheduled to mature January 2011 and interest was payable in cash at maturity or upon prepayment or conversion.  The Bridge Notes and any accrued interest were convertible at the holders’ option into common stock or exchangeable for the securities issued in the next financing the Company entered into that resulted in gross proceeds to the Company of at least $3,000,000.  The Bridge Warrants were exercisable for 5 years at $0.04 per share subject to adjustment for financings and share issuances below the initial exercise price. The Bridge Warrants for the non-affiliated investors limit the amount of common stock that the holders may acquire through an exercise to no more than 4.99% of all Company Securities, defined as common stock, voting stock, or other Company securities. All the holders exchanged the Bridge Notes plus interest for securities issued in the Company’s November 2010 financing (see below).

In November 2010, the Company completed a private placement with certain accredited investors, including Socius and one company director, for gross proceeds of $6.9 million . As consideration, the Company issued warrants to purchase 5,670,000 shares of common stock at $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a purchase price of $0.01 per share and $5.9 million in aggregate principal of 12% senior secured convertible notes to the investors on a pro rata basis. In addition each non-affiliated investor investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of company common stock at an exercise price of $0.01 per share. One investor received such warrants. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In December, 2010, the board approved issuance of 10,000,000 shares of common stock to our investor relations firm in consideration for a previously recognized liability and future service to the company. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act, as a transaction by us not involving any public offering. Additionally, the Board of directors approved issuance of 20,400,000 shares to  Jay Wolf as compensation for his newly appointed role of Lead Director. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act, as a transaction by us not involving any public offering.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security	207,914,510	$0.07	22,190,886

Equity compensation plans not approved by security	-		-

Total	207,914,510	$0.07	22,190,886

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

General

We are a healthcare services company, providing through our Catasys Health subsidiary specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed and company managed health care providers.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching,” including our proprietary PROMETA® Treatment Program. The PROMETA Treatment Program, which integrates behavioral, nutritional, and medical components, is also available on a private-pay basis through licensed treatment providers and company managed treatment centers that offer the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Our Strategy

Our business strategy is to provide a quality, integrated medical and behavioral program to help organizations treat and manage substance dependent populations to impact total healthcare costs associated with members with a substance dependence diagnosis. We intend to grow our business through increased adoption of our OnTrak integrated substance dependence solutions by managed care health plans, employers, unions and other third-party payors.

Key elements of our business strategy include:

•	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak programs with key managed care and other third-party payors;

•	Educating third-party payors on the disproportionately high cost of their substance dependent population;

•	Providing our Catasys integrated substance dependence solutions to third-payors for reimbursement on a case rate, monthly fee, savings generated or a combination thereof; and

•	Generate outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

Reporting

In 2010 we changed the names of our reporting segments. We manage and report our operations through two business segments: healthcare services and license and management services. The healthcare services (previously behavioral services) segment includes OnTrak and its integrated substance dependence solutions marketed to health plans, employers and unions through a network of licensed and company managed healthcare providers. The license and management (previously healthcare services) segment provides licensing, administrative and management services to licensees that administer the PROMETA Treatment Program and other treatment programs, including a managed treatment center that is licensed and managed by us. In 2009, we revised our segments to reflect the disposal of our interest in Comprehensive Care Corporation (CompCare) and to reflect how our business is currently managed. Our behavioral health managed care services segment, which previously had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment (see Note 12— Discontinued Operations). Catasys operations were previously reported as part of healthcare services, but is now segregated and reported separately in behavioral health. Prior years have been restated to reflect this revised presentation. Most of our consolidated revenues and assets are earned or located within the United States.

Discontinued Operations

In January, 2009 we sold our interest in our controlled subsidiary CompCare, a behavioral health managed care company in which we had acquired a majority controlling interest in January 2007, for aggregate gross proceeds of $1.5 million. We recognized a gain of approximately $11.2 million from the sale of our CompCare interest, which is included in discontinued operations in our consolidated statement of operations for the year ended December 31, 2009.

Results of Operations

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years (amounts in thousands):

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2010	2009
Revenues
Healthcare services revenues	$28	$-
License & Management revenues	420	1,530
Total revenues	$448	$1,530

Operating expenses
Cost of healthcare services	255	509
General and administrative	12,784	18,034
Impairment losses	-	1,113
Depreciation and amortization	882	1,248
Total operating expenses	13,921	20,904

Loss from operations	(13,473)	(19,374)

Interest and other income	131	941
Interest expense	(1,025)	(1,142)
Loss on extinguishment of debt	-	(330)
Gain on the sale of marketable securities	696	160
Other than temporary impairment of marketable securities	-	(185)
Change in fair value of warrant liability	(6,303)	341
Loss from continuing operations before provision for income taxes	(19,974)	(19,589)
Provision for income taxes	22	18
Loss from continuing operations	$(19,996)	$(19,607)

Discontinued Operations:
Results of discontinued operations, net of tax	-	10,449

Net income (loss)	$(19,996)	$(9,158)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.23)	$(0.34)
Discontinued operations	-	0.18
Net income (loss) per share	$(0.23)	$(0.16)

Weighted number of shares outstanding	86,862	57,947

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

 Loss from continuing operations before provision for taxes for the twelve months ended December 31, 2010 amounted to $20.0 million compared to $19.6 million for the twelve months ended December 31, 2009. Overall the loss from continuing operations increased by $385,000, however there were improvements in cost primarily due to the following:

•	Decrease in general and administrative expenses by $5.2 million due to the the streamlining of operations during 2009 and 2010.
•
There were no impairment losses in 2010 compared to $1.1 million in 2009. The 2009 amount was due to $758K in fixed assets impairments and $356K in intangible assets impairments, there were no such impairments in 2010.

•
There were no other than temporary impairment of marketable securities for the year-ended December 31, 2010 compared to $185,000 for the year-ended December 31, 2009, due to the redemption of all Auction Rate Securities during 2010.

•	Interest expense decreased by $117,000 and cost of healthcare services also decreased by $254,000.

These improvements were offset by a $1.1 million decline in revenue due to streamlining of our license and management services operations as we continue to increase our focus on managed care opportunities and reposition ourselves in the marketplace. Additionally, these improvements were offset by a loss due to change in warrant liabilities of $6.3 million compared to a gain of $341,000 in 2009.The decline in total revenues resulted mainly from the impact of streamlining of our healthcare services operations during 2009 and 2010 to increase our focus on managed care opportunities, including the elimination of field and regional sales personnel and termination of our management services agreement associated with our managed treatment center in Dallas, Texas.

Included in the loss from continuing operations before provision for taxes for the year ended December 31, 2010 and December 31, 2009 were consolidated non-cash charges for depreciation and amortization expense of $882,000 and $1.3 million, there was no loss on extinguishment of debt for the year-ended December 31, 2010 compared to $330,000 in 2009 and share-based compensation expense of $5.0 million and $4.6 million, for 2010 and 2009 respectively.

In 2010, our loss before provision for income taxes also included a $696,000 gain on sale of marketable securities compared to $160,000 in 2009.  In addition, the 2009 loss after provision for income taxes included a $10.4 million gain on sale of Compcare.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2010 and 2009:

	Twelve Months Ended
(In thousands)	December 31,
	2010	2009

License and Management services	$(17,116)	$(15,642)
Healthcare services	(2,272)	(3,947)
Loss from continuing operations before provision for income taxes	$(19,388)	$(19,589)

License and Management Services

The following table summarizes the operating results for license and management services for the years ended December 31, 2010 and 2009:

(In thousands, except patient treatment data)	Twelve months ended
	December 31,
	2010	2009
Revenues
U.S. licensees	$150	$559
Managed treatment centers	270	837
Other revenues	-	134
Total license and management services revenues	$420	$1,530

Operating expenses
Cost of healthcare services	$255	$509
General and administrative expenses
Salaries and benefits	8,029	9,485
Other expenses	1,869	5,443
Research and development	-	-
Impairment losses	-	355
Depreciation and amortization	882	1,165
Total operating expenses	$11,035	$16,957

Loss from operations	$(10,615)	$(15,427)
Interest and other income	131	941
Interest expense	(1,025)	(1,142)
Loss on extinguishment of debt	-	(330)
Gain on the sale of marketable securities	696	160
Other than temporary impairment on marketable securities	-	(185)
Change in fair value of warrant liabilities	(6,303)	341
Loss before provision for income taxes	$(17,116)	$(15,642)

PROMETA patients treated
U.S. licensees	35	117
Managed treatment centers	24	85
Other	-	11
	59	213

Average revenue per patient treated (a)
U.S. licensees	$4,281	$4,386
Managed treatment centers	6,592	6,196
Other	-	-
Overall average	5,221	5,511

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

Revenue decreased by $1.1 million in the year ended December 31, 2010 compared to the same period in 2009,  primarily due to our decision to streamline our operations and focus on managed care opportunities in our healthcare segment. We exited unprofitable territories and made significant reductions in field and regional sales personnel in our licensing operations, decreased advertising curtailed our managed treatment center operations (including terminating the management services agreements associated with our managed treatment center in Dallas, Texas). These actions resulted in a decline in licensed sites contributing to revenue and in the number of patients treated. The number of licensed sites that contributed to revenues in 2010 decreased from 29 to 14 and the number of patients treated decreased by 72% in 2010 compared to 2009. The change in average revenue per patient treated at U.S. licensed sites and managed treatment centers was insignificant between 2010 and 2009.

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

General and Administrative Expenses

General and administrative expense amounted to $9.9 million for the year ended December, 31, 2010, includes share-based compensation expense, compared to $14.9 million for the same period in 2009. Excluding such costs, total general and administrative expense decreased by $5.0 million in 2010 when compared to 2009. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our behavioral health segment.

Research and Development and Pilot Programs

No research and development expense was recognized during 2009 and 2010.

Impairment Losses

There were no impairment charges recorded for the year ended December 31, 2010, compared to $355,000 for the year ended December 31, 2009. The impairment was due to impairment testing performed on intellectual property related to additional indications for the use of the PROMETA Treatment Program that was non-revenue generating.

Interest and Other Income

Interest and other income for the year ended December 31, 2010 decreased by $810,000 compared to the same period in 2009 due to decreases in the invested balance of marketable securities and settlement of the Put Option associated with the redemption of Auction Rate Securities (ARS).

Interest Expense

Interest expense for the year ended December 31, 2010 decreased by $117,000 compared to the same period in 2009 due lower average debt balances following the UBS line and Highbridge debt payoff in June and July 2010, respectively.

Losses from Extinguishment of Debt

We recognized no losses on extinguishment of debt during the year ended December 31, 2010 compared to $330,000 in 2009 resulting from pay-downs of $1.4 million and $318,000 on our senior secured note in February and September 2009, respectively. Such losses included accelerated amortization of debt discount totaling $208,000 for the year ended December 31, 2009.

Gain on the Sale of Marketable Securities

As of December 31, 2010 all our ARS was redeemed at par by the issuer, resulting in proceeds of approximately $10.2 million and a gain of approximately $696,000 compared to a gain of $160,000 in 2009.

Other than Temporary Loss on Marketable Securities

We redeemed all our marketable securities at par and reversed all temporary losses related to the ARS and recognized a gain of $696,000 compared to an unrealized gain of $696,000 for 2009.

Change in Fair Value of Warrant Liabilities

We issued warrants of our common stock in November 2007, September 2009, July 2010, October 2010, November 2010 and the amended and restated senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (FASB) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net loss of $6.3 million for the year ended December 31, 2010, compared to a net gain of $341,000 for the same period in 2009.

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2010 and 2009:

(in thousands)	For the year ended December 31,
	2010	2009

Revenues	$28	$-

Operating Expenses
General and administrative expenses
Salaries and benefits	$2,145	$2,651
Other expenses	155	455
Impairment charges	-	758
Depreciation and amortization	-	83
Total operating expenses	$2,300	$3,947

Loss before provision for income taxes	$(2,272)	$(3,947)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues

There were no revenues in 2009, as the first OnTrak contract was not launched until 2010. 2010 revenue reflects only one program with an employer. As of December 2010, two health plan contracts were signed covering significantly bigger populations than in 2009 and we expect to start producing revenue by the second half of 2011.

General and Administrative Expenses

Total general and administrative expenses decreased by $806,000 in 2010 when compared to 2009, due mainly to a $125,000 reduction in consulting and outside services expense, a $506,000 decrease in salaries and a $175,000 decline in other general expenses.

Impairment Losses

There were no impairment losses recorded in 2010, compared to $758,000 in 2009. The 2009 impairment was due to an impairment analysis performed on the carrying values of software related to our disease management program, which were deemed irrecoverable and were fully impaired. We recognized an impairment charge of $758,000 related to this capitalized software in the first quarter of fiscal 2009.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2009 consisted of depreciation of the capitalized software prior to the impairment discussed above. There was no depreciation during the same periods in 2010.

Liquidity and Capital Resources

Liquidity and Going Concern

As of  March 28, 2011 we had a balance of approximately $2.7 million cash on hand. We had a working capital of approximately $1.5 million at December 31, 2010. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into September, 2011.

In July 2010 we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to the Company.

In October 2010, we entered into Securities Purchase Agreements with accredited investors, for $500,000 of 12% senior secured convertible notes (the “Bridge Notes”) and warrants to purchase shares of our common stock.

In November 2010, the Company completed a private placement with certain accredited investors for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock either (a) if and when sufficient shares become authorized or (ii) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing. The Company filed a proxy statement and the stockholders approved both proposals and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed a charter to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes automatically converted to common stock. In addition, each investor in the Offering investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $0.01 per share. One non-affiliated investor received such warrants. The net cash proceeds to the Company from the Offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are currently in the process of implementing our recent Catasys contract in Nevada and Kansas and we expect these contracts to become operational in the second quarter of 2011. Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. In the fourth quarter of 2010 and the first quarter of 2011, management has reduced cost through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs during 2011 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We may exit additional markets for our licensee operations and further curtail or restructure our managed treatment center to reduce costs.

In addition, we and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact our liquidity, including our cash flows. Please see “Item 3 Legal Proceedings” for more information.

Cash Flows

Cash Flows

We used $8.4 million of cash for continuing operating activities during the year ended December 31, 2010 compared to $13.4 million of cash for continuing operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based compensation expense), and the cost of healthcare services revenue, which totaled approximately $5.3 million for the year ended 2010, compared to $6.4 million for the same period in 2009. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

Capital expenditures for the year ended 2010 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, our current plans call for expending cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2011 as we implement our recently executed contracts. However, there can be no assurance that these contracts will produce cash and we expect our current cash resources to cover expenses through September 2011. We will need to seek additional sources of capital at such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

Senior Secured Note

In January 2007, we entered into a securities purchase agreement pursuant to which we sold to Highbridge International LLC (Highbridge) (a) $10 million original principal amount of a senior secured note and (b) warrants to purchase up to approximately 250,000 shares of our common stock (adjusted to 285,185 shares as of December 31, 2007). The note bore interest at a rate of prime plus 2.5%, interest payable quarterly commencing in April, 2007, and originally matured in January, 2010, The note was redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and was originally redeemable at the option of Highbridge beginning in July, 2008. We paid $5 million in principal under this note through the issuance of common stock in conjunction with a financing in 2007.

In August, 2009, we amended and restated the senior secured note with Highbridge to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note and to provisions that we would use a portion of any capital raised to redeem the note. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock, to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. In July 2010, we paid off the outstanding balance of the note from the net proceeds of the ARS redemptions (see below).

During the year ended December 31, 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2008 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of  1,960,000 and a decrease in the exercise price from $0.28 to $0.11 per share. We paid this note in full upon maturity in July 2010.

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

In October 2008, UBS made a “Rights” offering to its clients pursuant to which we were entitled to sell to UBS all ARS held in our UBS account, which we accepted. As part of the offering, UBS provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS.. Loans under the line of credit were subject to a rate of interest based upon the current 90-day U.S Treasury bill rate plus 120 basis points, payable monthly and were carried in short-term liabilities on our  Consolidated Balance at December 31, 2009. As of June 30, 2010 all ARS were redeemed at par and the line of credit was paid in full.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements.

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

Share-based compensation expense

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

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2010 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2010 and 2009 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status in 2010.

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

Using the external 2009 valuation as a basis, we performed an impairment test on intellectual property as of December 31, 2010 and after considering numerous factors we determined that the carrying value of certain intangible assets was recoverable and did not exceeded the fair value. As such there were no impairment charges recorded for the year ended 2010.

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

We regularly review the fair value of our investments. If the fair value of any of our investments falls below our cost basis in the investment, we analyze the decrease to determine whether it represents an other-than-temporary decline in value. In making our determination for each investment, we consider the following factors:

•	How long and by how much the fair value of the investments have been below cost;
•	The financial condition of the issuers;
•	Any downgrades of the investment by rating agencies;
•	Default on interest or other terms; and
•	Our intent and ability to hold the investments long enough for them to recover their value.

There had been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist though the year ended December 31, 2009 thus un-observable inputs were used. In June 2010, we redeemed all our ARS portfolio at par.

Warrant Liabilities

We issued warrants of our common stock in November 2007, September 2009, July 2010, October, 2010, November 2010 and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to a net loss of $6.3 million in 2010 compared to net gain of $341,000 in 2009.

Recent Accounting Pronouncements

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of  December 31, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to enhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of December 31, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Recently Issued

The following Accounting Standards Updates were issued between December 31, 2009 and December 31, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

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

There were no changes in our internal controls over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at December 31, 2010.  Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.  Each current director is serving a term that will expire at the Company's next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer or Director Since
Terren S. Peizer	51	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	41	Director, President and Chief Operating Officer	2003

Peter Donato	41	Chief Financial Officer	2010

Andrea Grubb Barthwell, M.D.	56	Director, Chair of Compensation Committee, Member of the Audit and Nominations & Governance Committees	2005

Kelly McCrann	55	Director, Chair of Nominations & Governance Committee, Member of the Audit Committee, Member of Compensation Committee	2010

Jay A. Wolf	37	Lead Director, Chair of Audit Committee, Member of Nominations and Governance Committee, Member of Compensation Committee	2008

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

Richard A. Anderson has served as our Chief Operating Officer and as a director since July 2003. He has almost twenty years of experience in business development, strategic planning, operating and financial management. He was the chief financial officer of Clearant, Inc. from November 1999 until March 2005, and served as a director from November 1999 to March 2006.  Mr. Anderson was previously a director and founding member of PriceWaterhouseCoopers LLP’s, Los Angeles office transaction support group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

Peter Donato has served as our Chief Financial Officer since August 2010.  Mr. Donato has nearly 20 years of progressive financial management experience in large, publicly traded companies as well as small, entrepreneurial companies. He began his career in public accounting with Ernst & Young, and most recently served as CFO of Iris International, a NASDAQ traded medical diagnostics equipment manufacturer, from 2007 to 2010 and from  2006 to 2007, he was CFO of Gamma Medica-Ideas, an early stage medical imaging company.  He is credited for establishing a strong and timely reporting structure, improved control environment, recruiting and retaining strong accounting, finance and IT teams, as well as developing and maintaining strong relationships with external stakeholders including: investors, coverage analysts, bankers, insurance brokers and auditors.  He has held positions with increasing responsibilities at General Motors, Honda, Scotts-Miracle Gro, and Accellent.  Mr. Donato graduated from The Ohio State University (Fisher College) with a BS in Business Administration and earned an MBA from the University of Akron. He is also a Certified Public Accountant.

Andrea Grubb Barthwell, M.D., F.A.S.A.M., has served as a director since 2005. Dr. Barthwell is the founder and Chief Executive Officer of the global health care and policy-consulting firm EMGlobal LLC and Director at Two Dreams Outer Banks Treatment Center.  President George W. Bush nominated Dr. Barthwell in December 2001 to serve as Deputy Director for Demand Reduction in the Office of National Drug Control Policy (ONDCP).  The United States Senate confirmed her nomination on January 28, 2002.  As a member of the President's sub-cabinet, Dr. Barthwell was a principal advisor in the Executive Office of the President (EOP) on policies aimed at reducing the demand for illicit drugs. Dr. Barthwell received a Bachelor of Arts degree in Psychology from Wesleyan University, where she serves on the Board of Trustees, and a Doctor of Medicine from the University of Michigan Medical School.  Following post-graduate training at the University of Chicago and Northwestern University Medical Center, she began her practice in the Chicago area.  Dr. Barthwell served as President of the Encounter Medical Group (EMG, an affiliate of EMGlobal), was a founding member of the Chicago Area AIDS Task Force, hosted a weekly local cable show on AIDS, and is a past president of the American Society of Addiction Medicine.  Dr. Barthwell received the Betty Ford Award, given by the Association for Medical Education and Research in Substance Abuse and has been named by her peers as one of the "Best Doctors in America" in addiction medicine.

Jay A. Wolf, Mr. Wolf is currently a Managing Member of Juniper Capital Partners, LLC a Merchant Bank focused  on investing in distressed assets. From October 2009 until December of 2010, Mr. Wolf served as the principal of Wolf Capital LP an investment advisory firm focused on small cap public companies. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital LLC, an activist hedge fund focused on micro-cap public companies. During his work at Trinad, Mr. Wolf assisted distressed and early stage public companies through active board participation, the assembly of management teams and business and financial strategies. Prior to his work at Trinad, Mr. Wolf served as executive vice president of Corporate Development for Wolf Group Integrated Communications Ltd. Prior to that, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firms senior debt department and subsequently for Trillium Growth Capital, the firms venture capital fund. Mr. Wolf is our lead independent director and also serves as the Chairman of our Audit Committee. Mr. Wolf is the Executive Chairman of Zoo Entertainment Inc. (ZOOG). He is a former director of Asianada, Inc., ProLink Holdings Corp., Mandalay Media, Inc., Atrinsic, Inc., Shells Seafood Restaurants, Inc., Optio Software, Inc., Xcorporeal Operations, Inc., Zane Acquisition I, Inc., Zane Acquisition II, Inc., Starvox Communications, Inc. and Noble Medical Technologies, Inc.  Mr. Wolf is also a member of the board of governors of Cedars-Sinai Hospital. Mr. Wolf received his B.A from Dalhousie University.  Mr. Wolf was Chief Operating Officer and Chief Financial Officer of Starvox Communications, Inc. from March 2005 to March 2007.On March 26, 2008, StarVox Communications, Inc. filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose.Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, on September 2, 2008.  Mr. Wolf’s broad range of investment and operations experience, which includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions advisory work and public equity investments, equip him with the qualifications and skills to serve on our board of directors.

Kelly J. McCrann has served as a director of the Company since December 9, 2010. Mr. McCrann has over 30 years of experience managing and operating healthcare companies. Most recently, he served as Chairman and Chief Executive Officer of Xcorporeal, Inc., a medical device company from 2008 to 2010. Mr. McCrann was responsible for product development, strategic partnerships and facilitating the sale of the company. Previously, he served as Senior Vice President of DaVita Inc., from 2006 to 2007, where he was responsible for all home based renal replacement therapies for the United States' second largest kidney dialysis provider. Prior to that, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc and has held executive positions at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International and began his career as a consultant with McKinsey & Company. He is a graduate of University of California, Los Angeles and the Harvard Business School. Mr. McCrann currently sits on the Boards of Loma Linda University Medical Center and Sound Surgical Technologies, Inc. He is a former director of Dental One, Inc., InPatient Consultants, Inc., OrthoSynetics, Inc. and Xcorporeal, Inc. Mr. McCrann is currently serving as an independent consultant.

Involvement in certain legal proceedings

None of our directors or executive officers has, except as set forth in “Item 3 Legal Proceedings”, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
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

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
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

•
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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied with except for the following: one Form 4 report was not timely filed by Peter Donato as to one transaction, two Form 4 reports were not timely filed by Jay Wolf as to three transactions, one Form 4 report was not timely filed by Richard Anderson as to one transaction, one Form 4 report was not filed by Terren Peizer as to one transaction, one Form 4 report was not timely filed by Andrea Barthwell as to one transaction and one Form 4 report was not timely filed by Kelly McCrann as to one transaction.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions.  Our code of ethics is listed hereto as Exhibit 14.1 and can be found on our website at http://www.catasyshealth.com.

Committees of the Board of Directors

Audit committee

The audit committee consists of three directors, Mr. Wolf, Dr. Barthwell and Mr. McCrann. The Board of Directors has determined that each of the members of the audit committee are independent as defined by the Nasdaq rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and Mr. Wolf qualifies as audit committee financial experts as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

Nominations and governance committee

The nominations and governance committee consists of up to three directors who are independent as defined by the Nasdaq rules. The committee consists of Mr. Wolf, Mr. McCrann, and Dr. Barthwell, and did not hold any meetings during 2010. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Catasys, Inc., 11150 Santa Monica Blvd., Suite 1500, Los Angeles, California 90025. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our board of directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The nominations and governance committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

The nominations and governance committee considers director candidates that are suggested by members of the board of directors, as well as management and stockholders. Although it has not previously done so, the committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board of directors an analysis with respect to particular recommended candidates. The nominations and governance committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals.

Compensation committee

The compensation committee consists of three directors who are independent as defined by the Nasdaq rules. The committee consists of Dr. Andrea Grubb Barthwell (chairman) and Mr. Jay Wolf, and held 1 meeting during 2010. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2010 and 2009 fiscal years.

Name and Principal Position	Year	Salary (4)	Bonus	Stock Awards	Option Awards (1)	Non- Equity Incentive Compen- sation	Non- Qualified Deferred Compen- sation Earnings	All Other Compen- sation (2)		Total

Terren S. Peizer,	2010	450,000	-	-	2,011,605	-	-			2,461,605
Chairman & Chief	2009	450,000	-	-	468,450	-	-	11,969	(3)	930,419
Executive Officer

Richard A. Anderson,	2010	350,000	-	-	1,666,033	-	-	21,495		2,037,528
President and	2009	350,000	-	-	522,064	-	-	20,489		892,553
Chief Operating Officer

Christopher S. Hassan,	2010	100,792	-	-	71,323	-	-			172,115
Chief Strategy Officer	2009	302,377	-	-	408,960	-	-	17,754		729,091

Maurice S. Hebert,	2010	41,956	-	-	3,343	-	-			45,299
Chief Financial Officer	2009	240,000	-	-	141,857	-	-	14,491		396,348

Donato, Peter	2010	69,000	-	-	9,881	-	-	-		78,881
Chief Financial Officer	2009	-	-	-	-	-	-	-		-

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2010 and 2009 for stock option awards granted to the executive officers in accordance with FASB accounting rules. The grant-date fair values of stock options are calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. See notes to the consolidated financial statements in this report for further information on the assumptions used to value stock options granted to executive officers. The option award amounts include incremental compensation expense of $1,714,721 for Mr. Peizer and $1,478,897 for Mr. Anderson related to the December 9, 2010 Grants that vested immediately.

(2)	Includes group life insurance premiums and medical benefits for each officer.

(3)	Includes $11,969 in 2009 for automobile allowance, including tax gross-ups.

(4)	Amounts for Mr. Hebert and Mr. Donato represent pro-rata salary earned on annual salaries of $240,000 and $220,000, respectively.

Executive employment agreements

Chief executive officer

We entered into a five-year employment agreement with our chairman and chief executive officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renewed for an additional five years upon completion of the initial term. Mr. Peizer currently receives an annual base salary of $450,000, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, and a car allowance of $2,500 per month, grossed up for taxes.  In 2009, Mr. Peizer was granted additional stock options to purchase 959,000 shares of our Common Stock at ten percent above the fair market value on the grant date vesting over three years.  On December 9, 2010, 59,400,000 additional options were granted to purchase shares of our common stock at 10% above fair market value, or $0.044 per share with vesting periods matching previous vesting terms.  As a result, 46,332,000 of the 59,400,000 stock options vested immediately with 13,068,000 vesting matching vesting terms of the previous stock options. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and chief operating officer, chief strategy officer

We entered into four-year employment agreements with our president and chief operating officer, Richard A. Anderson and our chief strategy officer Christopher S. Hassan effective April 19, 2005 and July 27, 2006, respectively.  Mr. Anderson’s agreement renewed for an additional four year term in 2009. Mr. Hassan resigned on April 16, 2010.  Mr. Anderson currently receives an annual base salary of $350,000, and Mr. Hassan, while employed, received an annual base salary of $302,377, each with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. They each receive, or received when employed, executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Upon employment, Mr. Anderson was granted options to purchase 280,000 shares of our Common Stock, in addition to the 120,000 options previously granted to him as a non-employee member of our Board of Directors, and Mr. Hassan was granted options to purchase 400,000 shares of our Common Stock. Each of the options was granted at the fair market value on the date of grant, vesting 20% each year over five years. Mr. Anderson and Mr. Hassan were granted additional options to purchase shares of our Common Stock in 2009, as set forth in the table below, at the fair market value on the date of grant, vesting over three years.  In addition on December 9, 2010, Mr. Anderson was granted options to purchase 59,400,000 shares of our common stock at $0.04 per share, the fair market value at the date of the grant.  The options are subject to previous vesting schedules, and as a result, 43,956,000 of the 59,400,000 stock options vested immediately. Mr. Hassan’s options were cancelled 90 days after his employment ended.  The options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

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

Mr. Peter Donato joined Catasys on an “at-will” basis in August 2010 with an annual salary of $220,000.  He was granted options to purchase 400,000 shares of our common stock at an exercise price of $0.11 per share, the fair market value on the date of the grant, vesting monthly over three years with one year cliff and monthly thereafter, effective from the date of the grant.  On December 9, 2010, Mr. Donato was granted options to purchase 7,749,000 shares of our common stock at $0.04 per share, the fair market value of the date of the grant. The December 2010 options vest over 3 years with a eight month cliff, 22% vesting after 8 months and monthly thereafter

OUTSTANDING EQUITY AWARDS AT LAST FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2010.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexer- cised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (3)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested (#)
Terren S. Peizer	1,000,000	-	-	$0.31	09/29/13	-	-	-	-
	460,000	-	-	0.31	02/07/18	-	-	-	-
	525,000	15,000	-	0.31	06/20/18	-	-	-	-
	506,139	452,861	-	0.48	10/27/19	-	-	-	-
	48,147,000	11,253,000	-	0.044	12/06/20	-	-	-	-
	50,638,139	11,720,861				-

Richard A. Anderson	120,000	-	-	0.28	09/29/13	-	-	-	-
	255,000	-	-	0.28	04/28/15	-	-	-	-
	15,000	10,000	-	0.28	07/27/16	-	-	-	-
	293,000	-	-	0.28	02/07/18	-	-	-	-
	334,915	9,585	-	0.28	06/20/18	-	-	-	-
	262,833	235,167	-	0.44	10/27/19	-	-	-	-
	46,113,917	13,286,083	-	0.04	12/06/20
	47,394,665	13,540,835

Christopher S. Hassan	240,000	160,000	-	4.77	07/27/16	-	-	-	-
	165,410	29,590	-	2.65	02/07/18	-	-	-	-
	127,780	102,220	-	2.63	06/20/18	-	-	-	-
	533,190	291,810

Maurice Hebert	54,000	36,000	-	0.28	11/15/16	-	-	-	-
	52,216	10,284	-	0.28	02/07/18	-	-	-	-
	36,756	36,744	-	0.28	06/20/18	-	-	-	-
	36,114	63,886	-	0.59	11/10/18	-	-	-	-
	6,667	113,333	-	0.44	10/27/19	-	-	-	-
	185,753	260,247

Peter Donato	-	400,000	-	0.11	08/15/20	-	-	-	-
	-	7,749,000	-	0.04	12/06/20	-	-	-	-
		8,149,000

(1)
The unvested stock options granted on February 7, 2008, June 20, 2008, November 10, 2008, and October 29, 2009 vest monthly over a thirty-six month period from the date of grant. All other awards vest 20% each year over five years from the date of grant.

(2)	Options granted on March 6, 2009 vested immediately.

OPTIONS EXERCISED IN 2010

There were no options exercised by any of our named executive officers, and no restricted stock vested, in 2010.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2010.

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

If either Mr. Hassan or Mr. Anderson had been or are terminated without good cause or resigned for good reason, he would have received a lump sum of $525,000 for Mr. Anderson and $453,566 for Mr. Hassan, based upon one year's salary plus the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one year, with a value equal to $17,000 each.

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

If either Mr. Hassan or Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $787,500 for Mr. Anderson and $680,348 for Mr. Hassan, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $25,000 each.

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

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2010. Except as set forth in the table, during 2010, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Dr. Barthwell and Mr. Wolf waived their claim to past accrued compensation in the amount of $69,041 and  $68,666 respectively.

Name	Fees earned or paid in cash (1)	Stock awards (3)	Option awards (2)(3)	Non- equity incentive plan compen- sation	Non- qualified deferred compen- sation earnings	All other compen- sation	Total
Marc Cummins	$13,750	$-	$97,683	$-	$-	$-	$111,433
Andrea Barthwell, MD	-	-	251,329	-	-	-	251,329
Jay Wolf	-	816,000	236,398	-	-	-	1,052,398
Kelly McCran			6,126				6,126

Notes to director compensation table:

(1)	These are fees earned in 2009 but not yet paid.

(2)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2010 for non-employee director stock options granted in 2010 and in previous years, in accordance with FASB accounting rules. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notesto consolidated financial statements in this report for further information on the assumptions used to value stock options granted to non-employee directors.

(3)
There were a total of 33,900,000 stock options granted to non-employee directors outstanding at December 31, 2010 with an aggregate grant date fair value of $2,539,509, the last of which will vest in December 2013.  A total of 32,400,000 options to purchase common stock (10,800,000 per director), as well as 20,400,000 shares of restricted stock to Mr. Wolf in consideration of his services as lead director were granted to all non-employee directors on December 9, 2010. Outstanding equity awards by non-employee directors as of December 31, 2010 were as follows:

	Options outstanding	Aggregate grant date fair market value options outstanding
Marc Cummins	500,000	$662,190
Andrea Grubb Barthwell, MD	11,300,000	953,350
Jay Wolf	11,300,000	619,071
Kelly McCran	10,800,000	304,897

	33,900,000	2,539,509

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned as of March 28, 2011 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table set forth in the Executive Compensation section, and (iv) all of our current directors and officers as a group.

Name of beneficial owner (1)	Common stock beneficially owned (2)	Options & warrants exercisable (3)	Total common stock beneficially owned	Percent of class (3)
Terren S. Peizer (4)	242,862,541	50,638,139	293,500,680	33.2%
Richard A. Anderson (5)	-	47,394,665	47,394,665	5.4%
Peter Donato	-	-	-	*
Andrea Barthwell, M.D. (6)	-	8,265,250	8,265,250	*
Jay A. Wolf (7)	48,327,099	6,765,900	55,092,999	6.5%
Esousa Holdings LLC (8)	51,895,376	25,000,000	76,895,376	8.9%
Dave Smith (9)	208,867,397	23,460,000	232,327,397	27.1%
Maurice Hebert (10)		185,753	185,753	*
Christoper Hassan (11)		533,190	533,190	*
Superload Ltd. (12)	67,234,481		67,234,481	8.1%

			-
* Less than 1%
All directors and named executive officers as a group (8 persons)	292,630,785	113,415,482	406,046,267	42.8%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025.

(2)
The number of shares beneficially owned includes shares of Common Stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the Common Stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On March 29, 2011, there were 834,419,950 shares of Common Stock outstanding. Common Stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 29, 2011 is deemed to be outstanding for the purpose of computing the percentage of the Common Stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)
Consists of 242,862,541 shares and 50,638,139 shares issuable upon exercise of options to purchase common stock, 13,600,000, 207,045,924 and 22,216,628 shares are held of record by  Reserva  Capital LLC, Socius LLC and Bonmore, LLC,   respectively, where Mr. Peizer serves as Managing Director and may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes 47,394,665 options to purchase common stock.

(6)	Includes 8,265,250 options to purchase common stock.

(7)	Consists of 41,086,740 shares and 6,765,900 options held by Jay Wolf. Family members, David Wolf and Mary Wolf, hold 2,068,674 shares and 5,171,685 shares, respectively.

(8)	Consists of 50,895,376 shares, 25,000,000 shares issuable upon warrants to purchase common stock. The address for Esousa Holdings LLC is 317 Madison Ave, Suite 1621, New York, NY 10017.

(9)
Consists of 208,867,397 shares, 23,460,000 shares issuable upon exercise of warrants to purchase common stock .The address for Mr. Smith is c/o Coast Asset Management, LLC, 2450 Colorado Avenue, Suite 100 E. Tower, Santa Monica, California 90404.

(10)	Includes 185,753 shares issuable upon exercise of options to purchase common stock.

(11)	Includes 533,190 shares issuable upon exercise of options to purchase common stock.

(12)	Consists of 67,234,490shares of common stock. The address for Superload Ltd. is c/o C. M. Hui & Co, Unit C, 7/F, Nathan Commercial Building, 430-436 Nathan Road, Kowloon, Hong Kong.

Equity Compensation Plan Information

The information relating to our equity compensation plan required to be filed hereunder is included in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On December 9, 2010, the Board approved a related-party sublease of approximately one-third of our principal corporate offices located at 11150 Santa Monica Blvd., Los Angeles, CA to Reserva LLC, an affiliate of our Chairman and CEO.

Certain Transactions

Lawrence Weinstein, M.D., senior vice president – medical affairs, is the sole shareholder of Weinstein Medical Group dba Center To Overcome Addiction (the Center), a California professional corporation. Under the terms of a management services agreement with the Center, we provide and perform all non-medical management and administrative services for the medical group. We also agreed to provide a working capital loan to the Center to allow for the medical group to pay for its obligations, including our management fees, equipment, leasehold build-out and start-up costs. As of December 31, 2010, the amount of loan outstanding was approximately $10.4 million, with interest at the prime rate plus 2%. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the stockholder or other third party.

In October 2010, the Company entered into Securities Purchase Agreements with certain accredited investors, including Socius, pursuant to which such investors purchased the Bridge Notes as described above and warrants to purchase an aggregate of 12,500,000 shares of our Common Stock (the “Bridge Warrants”).

In November 2010, the Company completed a private placement with certain accredited investors for gross proceeds of $6.9 million. Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million of the notes to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest converted automatically into common stock either (a) if and when sufficient shares become authorized or (ii) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing. The Company filed a proxy statement and the stockholders approved both proposals and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed a charter to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes automatically converted to common stock. In addition, each investor in the Offering investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $0.01 per share. One non-affiliated investor received such warrants. The net cash proceeds to the Company from the Offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

Independence of the Board of Directors

Our common stock is traded on the OTC Bulletin Board. The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and Catasys, its senior management and its independent auditors, the Board has determined further that Mr. Wolf, Mr. McCrann, and Dr. Barthwell are independent under the listing standards of NASDAQ. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and Catasys, its senior management and its independent auditors since last making this determination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Rose, Snyder & Jacobs has served as our independent registered public accounting firm for our 2010 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2010 fiscal year unless the audit committee deems it advisable to make a substitution.

Aggregate fees incurred by us for the fiscal years ended December 31, 2010 and 2009 by Rose, Snyder & Jacobs, BDO Seidman and other service providers were as follows:

	2010	2009
Audit fees	$48,266	$183,771
Audit-related fees*	30,000	106,210
Tax fees	48,817	78,704
All other fees
Total	$127,083	$368,685

*Audit-related fees include fees related to filing our Registration Statement on Form S-1 and other non-routine SEC filings

The audit committee has considered whether the provision of non-audit services by Rose, Snyder & Jacobs is compatible with maintaining Rose, Snyder & Jacobs’ independence

Audit committee pre-approvals

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

All of the services provided by Rose, Snyder & Jacobs described above under the caption "Audit-related fees", were approved by our audit committee pursuant to our audit committee's pre-approval policies.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1),(2)	Financial Statements

The Financial Statements and Financial Statement Schedules listed on page F-1 of this document are filed as part of this filing.

(a)(3)	Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
2.1
Stock Purchase Agreement between WoodCliff Healthcare Investment Partners, LLC and Core Corporate Consulting Group, Inc., dated January 14, 2009, incorporated by reference to Exhibit 10.1 of the Catasys Inc.’s current report on Form 8-K/A filed with the Securities and Exchange Commission on January 26, 2009.

3.1
Certificate of Incorporation of Catasys, Inc., filed with the Secretary of State of the State of Delaware on September 29, 2003, incorporated by reference to exhibit of the same number of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on   September 30, 2003.

3.2	Certificate of Amendment to Certificate of Incorporation of Catasys, Inc. filed with the Secretary of State of the State of Delaware on March 9, 2011.
3.3
By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to exhibit of the same number of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.

4.1
Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

4.2
Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.3
Secured Convertible Promissory Note issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.4	Form of Warrant incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Registrations Statement on Form S-1/A filed with the Securities and Exchange Commission on May 17, 2010.
4.5
Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.6	Warrant issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.4 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
4.7	Warrant issued on November 16, 2010.
10.1*	2003 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.
10.2*
Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.3*
Employment Agreement between Catasys, Inc. and  Richard A. Anderson, dated April 19, 2005, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.4*
Employment Agreement between Catasys, Inc. and Christopher Hassan., dated July 26, 2006, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.

10.5*	2007 Stock Incentive Plan, incorporated by reference to the Catasys Inc.’s Revised Definitive Proxy on Form DEFR14A filed with the Securities and Exchange Commission on May 11, 2007.
10.6
Redemption Agreement between Catasys, Inc. and Highbridge International, LLC., dated November 7, 2007, incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

10.7
Securities and Purchase Agreement between Catasys, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.4 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007.

10.8*
Registration Rights Agreement between Catasys, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.5 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on  January 18, 2007.

10.9
Pledge Agreement between Catasys, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.8 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007.

10.10
Security Agreement between Catasys, Inc. and Highbridge International, LLC, dated January 17, 2007, incorporated by reference to Exhibit 10.9 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2007.

10.11
Securities Purchase Agreement between Catasys, Inc. and Highbridge International, LLC, dated November 6, 2007, incorporated by reference to Exhibit 10.1 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2007.

10.12*
Amendment to Employment Agreement of Richard A. Anderson, dated July 16, 2008, incorporated by reference to Exhibit 10.1 of  Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

10.13
Amendment and Exchange Agreement with Highbridge International LLC, dated July 31, 2008, incorporated by reference to Exhibit 10.1 of the Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008.

10.14
Amended and Restated Senior Secured Note with Highbridge International LLC, dated July 31, 2008, incorporated by reference to Exhibit 10.2 of the Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008.

10.15
Amended and Restated Warrant to Purchase Common Stock with Highbridge International LLC, dated July 31, 2008, incorporated by reference to Exhibit 10.3 of the Catasys Inc.’s current  report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2008.

10.16*
Employment Agreement between Catasys, Inc. and Maurice Hebert, dated November 12, 2008, incorporated by reference to Exhibit 10.1 of the Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2008.

10.17*
Consulting Services Agreement between Catasys, Inc. and Chuck Timpe, dated November 12, 2008, incorporated by reference to Exhibit 10.2 of the Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 14, 2008.

10.18
Order for Settlement of Claims between Catasys, Inc. and The Trinity Group-I, Inc., dated January 21, 2010, incorporated by reference to exhibit of same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

10.19
Settlement Agreement between Catasys, Inc. and Lincoln PO FBOP Limited Partnership, dated March 23, 2010, incorporated by reference to exhibit of same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

10.20
Order Approving Stipulation for Settlement of Claims between Catasys, Inc. and The Trinity Group-I, Inc., dated April 8, 2010, incorporated by reference to exhibit of same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

10.21	2010 Stock Incentive Plan incorporated by reference to exhibit 10.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.
10.22	Eighth Amendment to lease by and between Catasys, Inc. and the Irvine Company, LLC dated December 13, 2010. Related Party Sublease Agreement by and between Catasys, Inc. and Reserva LLC, affiliate of our Chairman and CEO, dated March 21, 2011
10.23
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated October 19, 2010, incorporated by reference to Exhibit 4.1, 4.2, 4.3, 4.4, 10.1, 10.2, and 10.3 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2010.

10.24
Consulting Services Agreement between Catasys, Inc. and John V. Rigali, dated March 23, 2010, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010.

10.25
Seventh Amendment to Lease between Catasys, Inc. and The Irvine Company LLC, dated April 29, 2010, incorporated by reference to Exhibit 10.31 of Catasys Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010.

10.26
Securities Purchase Agreement between Catasys, Inc. and investors, dated June 29, 2010, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2010.

10.27*
Employment Letter between Catasys, Inc, and Peter Donato, dated August 19, 2010, incorporated by reference to Exhibit 10.33 of Catasys, Inc.’s current report on 8-K filed with the Securities and Exchange Commission on August 27, 2010.

10.28
Amendment No. 3 to Lease (3Net) between Catasys, Inc. and Lincoln Holdings, LLC, dated July 27, 2010, incorporated by reference to Exhibit 10.32 of Catasys. Inc.’s quarterly report filed with the Securities and Exchange Commission on August 16, 2010.

10.29	Consulting Services Agreement between Catasys, Inc. and Marc Cummins dated March 30, 2011.
14.1
Code of Conduct and Ethics, incorporated by reference to exhibit of the same number to the Catasys Inc.’s annual report on Form 10-K filed with Securities and Exchange Commission for the year ended December 31, 2003.

14.2
Code of Ethics for CEO and Senior Financial Officers, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Commission for the year ended December 31, 2003.

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

CATASYS, INC.

Date: March 31, 2011	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terren Peizer and Peter Donato jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 31, 2011
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ PETER DONATO	Chief Financial Officer	March 31, 2011
Peter Donato	(Principal Financial and Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 31, 2011
Richard A. Anderson	and Director

/s/ JAY A. WOLF	Lead Director	March 31, 2011
Jay A. Wolf

/s/ KELLY McCRANN	Director	March 31, 2011
Kelly McCrann

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	March 31, 2011
Andrea Grubb Barthwell, M.D.

CATASYS, INC. AND SUBSIDIARIES
Index to Financial Statements and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2010. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 31, 2011

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands,except for number of shares)	December 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$4,605	$4,595
Marketable securities, at fair value	-	9,468
Receivables, net	73	308
Prepaids and other current assets	183	989
Total current assets	4,861	15,360
Long-term assets
Property and equipment, net of accumulated depreciation of $5,864 and $6,697 respectively	194	877
Intangible assets, net of accumulated amortization of $1,938 and $1,702 respectively	2,423	2,658
Deposits and other assets	466	210
Total Assets	$7,944	$19,105

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,665	$2,266
Accrued compensation and benefits	706	941
Other accrued liabilities	1,036	2,431
Short-term debt	-	9,643
Total current liabilities	3,407	15,281
Long-term liabilities
Long-term Liabilities
Long-term Debt	5,824	-
Deferred rent and other long-term liabilities	-	46
Warrant liabilities	8,890	1,089
Capital lease obligations	-	48
Total liabilities	18,121	16,464

Stockholders' equity
Preferred stock, $.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.0001 par value; 200,000,000 shares authorized; 181,711,000 and 65,283,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	18	7
Additional paid-in-capital	192,578	184,715
Accumulated other comprehensive income	-	696
Accumulated deficit	(202,773)	(182,777)
Total Stockholders' Equity	(10,177)	2,641
Total Liabilities and Stockholders' Equity	$7,944	$19,105

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2010	2009
Revenues
Healthcare services revenues	$28	$-
License & Management revenues	420	1,530
Total revenues	$448	$1,530

Operating expenses
Cost of healthcare services	255	509
General and administrative	12,784	18,034
Impairment losses	-	1,113
Depreciation and amortization	882	1,248
Total operating expenses	13,921	20,904

Loss from operations	(13,473)	(19,374)

Interest and other income	131	941
Interest expense	(1,025)	(1,142)
Loss on extinguishment of debt	-	(330)
Gain on the sale of marketable securities	696	160
Other than temporary impairment of marketable securities	-	(185)
Change in fair value of warrant liability	(6,303)	341
Loss from continuing operations before provision for income taxes	(19,974)	(19,589)
Provision for income taxes	22	18
Loss from continuing operations	$(19,996)	$(19,607)

Discontinued Operations:
Results of discontinued operations, net of tax	-	10,449

Net income (loss)	$(19,996)	$(9,158)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.23)	$(0.34)
Discontinued operations	-	0.18
Net income (loss) per share	$(0.23)	$(0.16)

Weighted number of shares outstanding	86,862	57,947

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Dollars in thousands)	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2008	54,965,000	6	174,721		(173,619)	1,108

Common stock issued for outside services	971,000	-	265		-	265
Common stock issued in registered direct placement, net of expenses	9,333,000	1	5,261			5,262
Options and warrants issued for employee and outside services	-	-	4,422		-	4,422
Exercise of options and warrants			16			16
Common stock issued for employee stock
purchase plan	14,000	-	30		-	30
Net loss	-	-	-		(9,158)	(9,158)
Balance at December 31, 2009	65,283,000	7	$184,715		$(182,777)	$1,945

Common stock issued for outside services	695,000	1	270		-	271
Common stock issued in registered direct placement, net of expenses	110,288,000	10	1,789			1,799
Common stock issued for settlemnt on liabilities	5,445,000	-	1,234			1,234
Options and warrants issued for employee and outside services	-	-	4,570		-	4,570
Exercise of options and warrants						-
Common stock issued for employee stock purchase plan		-			-	-
Net loss	-	-	-		(19,996)	(19,996)
Balance at December 31, 2010	181,711,000	18	$192,578		$(202,773)	$(10,177)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(In thousands)	December 31,
	2010	2009
Operating activities
Net loss	$(19,996)	$(9,158)
Adjustments to reconcile net loss to net cash used in operating activities:
(Income) from Discontinued Operations	$-	(10,449)
Depreciation and amortization	882	1,247
Amortization of debt discount and issuance costs included in interest expense	761	798
Other than temporary impairment on marketable securities	-	185
Gain on sale of marketable securities	(696)	(159)
Provision for doubful accounts	36	526
Deferred rent	(362)	151
Share-based compensation expense	4,969	4,621
Unrealized gain on Put Option	-	(758)
Loss on debt extinguishment	-	230
Fair value adjustment on warrant liabilitiy	6,303	(341)
Impairment losses	-	1,113
Loss on disposition of assets	34	16
Changes in current assets and liabilities:
Receivables	199	(88)
Prepaids and other current assets	164	284
Accounts payable	(728)	(1,617)
Long term accrued liabilities	-	-
Net cash used in operating activities of continuing operations	(8,434)	(13,399)
Net cash used in operating activities of discontinued operations	-	(1,103)
Net cash used in operating activities	(8,434)	(14,502)
Investing activities
Proceeds from sales and maturities of marketable securities	$10,225	$1,420
Proceeds from sales of property and equipment	5	13
Proceeds from disposition of CompCare	-	1,500
Restricted cash	-	24
Purchases of property and equipment	(1)	(20)
Deposits and other assets	(246)	16
Net cash from investing activities by continuing operations	9,983	2,953
Net cash from investing activities by discontinued operations	-	39
Net cash provided by investing activities	9,983	2,992

(continued on next page)

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Twelve Months Ended
(In thousands)	December 31,
	2010	2009
Financing activities
Proceeds from the issuance of common stock and warrants	$3,153	$7,000
Costs related to the issuance of common stock and warrants	(623)	(689)
Proceeds from financing note	5,465	-
Costs related to the issuance of notes	(151)	-
Proceeds from bridge loan	500
Proceeds from line of credit	450	2,072
Paydown on line of credit	(6,908)	(1,348)
Paydown on senior secured note	(3,332)	(1,668)
Capital lease obligations	(93)	(98)
Exercises of stock options and warrants	-	16
Net cash provided by (used in) financing activities.	(1,539)	5,285
Net cash from (used in) financing activities by discontinued operations	-	(73)
Net cash from (used in) financing activities	(1,539)	5,212

Net decrease in cash and cash equivalents for continuing operations	10	(5,161)
Net decrease in cash and cash equivalents for discontinued operations	-	(1,137)
Net decrease in cash and cash equivalents	10	(6,298)
Cash and cash equivalents at beginning of period	4,595	10,893
Cash and cash equivalents at end of period	$4,605	$4,595

Supplemental disclosure of cash paid
Interest	$154	$247
Income taxes	52	93
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$371	$266
Common stock issued for settlement of payables	1,235	-
Property and equipment acquired though capital leases and other financing	-	22

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

We are a healthcare services company, providing specialized behavioral health services for substance abuse to health plans, employers and unions through a network of licensed healthcare providers and its employees.  The Catasys substance dependence program (OnTrak), was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions combining elements of traditional disease management and ongoing “care coaching”, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

From January 2007 until the sale of CompCare in January 2009, we operated within two reportable segments: healthcare services and behavioral health managed care services. Subsequent to the sale of CompCare, we revised our segments to reflect the disposal of CompCare and to properly reflect how our segments are currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment. The healthcare services segment has been segregated into two business segments and we now manage and report our operations through these two business segments: healthcare services and behavioral health. Our healthcare services segment focuses on providing licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including the managed treatment center that is licensed and managed by us. Our behavioral health segment combines innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower both the medical and behavioral health costs associated with substance dependence and the related co-morbidities. Prior year financial statements have been restated to reflect this revised presentation. Substantially all of our consolidated revenues and assets are earned or located within the United States.

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, CompCare (discontinued operations), and company managed professional medical corporations. Based on the provisions of management services agreements between us and the medical corporations, we have determined that the medical corporations are variable interest entities (VIEs), and that we are the primary beneficiary as defined in the Financial Accounting Standards Board (FASB) rules for accounting for variable interest entities. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations

All inter-company transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements and notes thereto for the years ended December 31, 2009 have been reclassified to conform to the presentation for the year ended December 31, 2010.

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2010, cash and cash equivalents amounted to $4.6 million and we had a working capital of approximately $1.4 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2010, our cash used in operating activities amounted $8.4 million. We anticipate continuing to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern.

In October 2010, we entered into Securities Purchase Agreements with accredited investors, including Socius Capital Group, LLC (“Socius”), an affiliate of our Chairman and CEO, for $500,000 of senior secured convertible notes and warrants to purchase shares of our common stock.

In November 2010, we completed a private placement with accredited investors, including Socius, in which we issued an aggregate of 100,000,000 shares of common stock at a price of $0.01 per share and senior secured notes amounting to $5,670,000, for gross proceeds of approximately $6.9 million. We also issued three-year warrants to purchase an aggregate of approximately 21,960,000 additional shares of our common stock at an exercise price of $0.01 per share. The fair value of the warrants at the date of issue was estimated at $175,000, and this portion of the proceeds was accounted for as a liability since the warrant agreement contained a down round protection clause, which triggers liability accounting. We incurred approximately $405,000 in fees to placement agents and other transaction costs in connection with the transaction, which includes approximately $45,000 relating to 5,670,000 warrants issued to placement agents, representing the estimated fair value on the date of issue. These warrants are also being accounted for as liabilities on our consolidated balance sheet.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are currently in the process of implementing our recent Catasys contracts in Nevada and Kansas and we expect that contract to become operational in the second quarter of 2011 Beginning in the fourth quarter of 2008, and continuing in each of the quarters during 2010, management took actions that have resulted in reducing annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. We amended the lease on premises which resulted in deferring payments and agreed to settle a lawsuit filed by a landlord in March 2010 related to a facility that is no longer in use. This amendment and the legal settlement require payments aggregating $234,000 between July 1, 2010 and February 2011. The settlement has since been settled in full as of the date of this report. In addition, during the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In December 2010, we also issued 10 million shares of common stock to settle previously accrued liabilities amounting to $100,000. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We may exit additional markets for our licensee operations and further curtail or restructure our managed treatment center to reduce costs if management determines that those markets are not expected to provide short-term profitability and/or positive cash flow. We do not expect any direct costs associated with streamlining our organization to have a material positive impact on our cash position or our ability to continue as a going concern.

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

Revenue Recognition

License and Management Services

Our license and management services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for of our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

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

Healthcare Services

        Our Catasys contracts are generally designed to provide revenues to us monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period in completed.

Cost of Services

License and Management  Services

License and management services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized when services have been rendered, which for our license agreements is in the period in which patient treatment commences, and for our managed treatment center is in the periods in which medical treatment is provided. Such costs include royalties paid for the use of the PROMETA Treatment Program for patients treated by all licensees, and direct labor costs, continuing care expense, medical supplies and program medications for patients treated at our managed treatment center.

Healthcare Services

Healthcare services cost of services is recognized in the period in which an eligible member actually receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted rate basis.  We determine that a member has received services when we receive a claim within the contracted timeframe with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services and whether the services provided are covered by the benefit plan. If all these requirements are met, we authorize the services and the claim is processed for payment.

Share-Based Compensation

Under our 2003, 2007, and 2010 Stock Incentive Plans (the Plans), we have granted incentive stock options under Section 422A of the Internal Revenue Code and non-qualified options to executive officers, employees, members of our Board of Directors and certain outside consultants. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant. Employee and Board of Director awards generally vest on a straight-line basis over three years. Total share-based compensation expense on a consolidated basis amounted to $5 million and $4.6 million for the years ended December 31, 2010 and 2009, respectively.

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

The estimated weighted average fair values of options granted during 2010 and 2009  were $0.04, $0.43 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2010	2009
Expected volatility	112%	82%
Risk-free interest rate	1.76%	2.16-2.78%
Weighted average expected lives in years	5-6	5-6
Expected dividend	0%	0%

The expected volatility assumption for 2010 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2010 and 2009 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees, which was 32% in 2010 and 24% in 2009.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. We recorded no expense in 2010 and $63,000 in 2009, associated with modified liability awards.

Costs Associated with Streamlining our Operations

Through out 2009 and 2010 we continued to streamline our operations to increase our focus on managed care opportunities. The actions taken in 2009 also included renegotiation of certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, which included negotiating settlements for outstanding liabilities and has resulted in delays and reductions in operating expenses. In May 2009, we terminated our management services agreement (MSA) with a medical professional corporation and a managed treatment center located in Dallas, Texas.

During the years ended December 31, 2010 and 2009, we recorded $52,000 and $480,000, respectively, in costs associated with actions taken to streamline our operations. A substantial portion of these costs represent severance and related benefits. The costs incurred in 2009 also include impairment of assets and other costs related to termination of the management service agreements for our Dallas managed treatment center. The costs incurred in 2009 also include costs incurred to close the San Francisco managed treatment center. Expenses and accrued liabilities for such costs are recognized and measured initially at fair value in the period when the liability is incurred.

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

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.  For the year ended December 31, 2010 we incurred a comprehensive loss of $20.7 million, of that amount $696,000 related to a net realized gain on marketable securities.

For the year ended December 31, 2009, we have no comprehensive income or loss items that are not reflected in earnings and accordingly, our net loss equals comprehensive loss for that period.

The components of total other comprehensive (loss) income for the years ended December 31, 2010 and 2009 are as follows:

	For Year Ended
(In thousands)	December 31,2010
	2010	2009
Net income (loss)	$(19,996)	$(9,158)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	$696
Net realized gain on marketable securities included in loss from continuing operations	$(696)	$-
Comprehensive income (loss)	$(20,692)	$(8,462)

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 302,407,323 and 19,965,179 of incremental common shares as of December 31, 2010 and 2009, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

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

In making our determination whether losses are considered to be “other-than-temporary” declines in value, we consider the following factors at each quarter-end reporting period:

•	How long and by how much the fair value of the securities have been below cost
•	The financial condition of the issuers
•	Any downgrades of the securities by rating agencies
•	Default on interest or other terms
•	Whether it is more likely than not that we will be required to sell the securities before they recover in value

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

Our marketable securities consisted of investments with the following maturities as of December 31, 2010 and 2009:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2009
Certificates of deposit	$133	$133	$-
Auction-rate securities	9,468	9,468	-

Balance at Dectember 31, 2010
Certificates of deposit	$133	$133	$-

The carrying value of all securities presented above approximated fair market value at December 31, 2010 and 2009, respectively.

Auction-Rate Securities

Since February 2008, auctions for these securities had failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. The maturity dates of the underlying securities of our ARS investments ranged from 18 to 37 years.  In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permitted us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities were not earlier redeemed or sold. During the year ended December 31, 2010, $10.2 million (par value) of ARS were redeemed at par by the issuer.

 The rights offering referred to above was effectively a put option agreement. Consequently, we recognized the put option agreement as a separate asset in the amount of approximately $758,000 in accordance with FASB accounting rules and it is included at fair market value in other current assets in our consolidated balance sheet at December 31, 2009. As the ARS were redeemed at par value we determined that the fair market value of the ARS at June 30, 2010 was the redemption amount, and as a result have written down the value of the put option to zero at June 30, 2010.  The related $758,000 reduction in the value of the put option is reflected as a charge to gain on sale of marketable securities in our consolidated income statement for the year ended December 31, 2010.

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

The following tables summarize fair value measurements by level at December 31, 2010 and 2009 for assets and liabilities measured at fair value on a recurring basis:

	2009
(Dollars in thousands)	Level I	Level II	Level III	Total
Variable auction-rate securities	$-	$-	$9,468	$9,468
Put option	-	-	758	758
Certificates of deposit (1)	133	-	-	133
Total assets	$133	$-	$10,226	$10,359

Warrant liabilities	$-	$-	$1,089	$1,089
Total liabilities	$-	$-	$1,089	$1,089

(1) included in deposits and other assets on our consolidated balance sheets

(Dollars in thousands)	Level I	Level II	Level III	Total
Intangible assets	-	-	2,658	2,658
Total assets	$-	$-	$2,658	$2,658

	2010

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit (1)	133	-	-	133
Total assets	133	-	-	133

Warrant liabilities	-	-	8,890	8,890
Total liabilities	-	-	8,890	8,890

(1) included in deposits and other assets on consolidated balance sheets

(Dollars in thousands)
Intangible assets	-	-	2,423	2,423
Total assets	-	-	2,423	2,423

Financial instruments classified as Level 3 in the fair value hierarchy as of December 31, 2009 represent our investment in ARS and a Put Option, in which management has used at least one significant unobservable input in the valuation model. See discussion above in Marketable Securities for additional information on our ARS, including a description of the securities, a discussion of the uncertainties relating to their liquidity and our accounting treatment. As discussed above, the market for ARS effectively ceased when the vast majority of auctions began to fail in February 2008. As a result, quoted prices for our ARS did not exist during the first half of 2010 and, accordingly, we concluded that Level 1 inputs were not available and unobservable inputs were used. We determined that use of a valuation model was the best available technique for measuring the fair value of our ARS portfolio and we based our estimates of the fair value using valuation models and methodologies that utilize an income-based approach to estimate the price that would be received to sell our securities in an orderly transaction between market participants. The estimated price was derived as the present value of expected cash flows over an estimated period of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While our valuation model was based on both Level II (credit quality and interest rates) and Level III inputs, we determined that the Level III inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and estimated periods of illiquidity.

As discussed above, there have been continued auction failures with our ARS portfolio and as a result, active markets for our ARS did not exist and we relied primarily on Level III inputs, for fair valuation measures as of December 31, 2009. On July 2, 2010, upon trade settlement, we collected the $2.2 million receivable related to the sale of the remainder of our ARS portfolio As of December 31, 2010, our ARS Portfolio was fully liquidated at par.

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2009:

(Dollars in thousands)	Level III ARS & Put Option			Level III Warrant Liabilities
Balance as of December 31, 2008	$10,072		Balance as of December 31, 2008	$-
Change in value	758	(c)	Transfers in/out of Level III	157
Net purchases (sales)	(1,275)		Initial valuation of warrant liabilities	1,273	(b)
Net unrealized gains (losses)	696		Change in fair value of warrant liabilities	(341)
Net realized gains (losses)	(25)	(a)
Balance as of December 31, 2009	$10,226		Balance as of December 31, 2009	$1,089

(a)	Includes other-than-temporary loss on auction-rate securities.
(b)	Represents initial valuation of warrants issued in conjunction with the Registered Direct Placement in
September 2009 and adjustment related to the modification of the Highbridge Senior Secured Note in
August 2009.
(c)	Auction Rate Securities Put Option recorded in prepaids and other current assets

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2010:

(Dollars in thousands)	Level III ARS & Put	Level III Warrant Liabilities
Balance as of December 31, 2009	$10,226	$1,089
Transfers in/(out) of Level III	-	1,498
Change in Fair Value	-	6,303
Net purchases (sales)	(10,226)	-
Net unrealized gains (losses)	(696)	-
Net realized gains (losses)	696	-
Balance as of December 31, 2010	$-	$8,890

As reflected in the table above, net sales were $10.2 million as of December 31, 2010 and represent proceeds realized from the redemption of a certain ARS at par by the issuer, resulting in a realized gain of approximately $696,000.

Assets that are measured at fair value on a non-recurring basis include intellectual property, with a carrying amount of $2.4 million at December 31, 2010. In accordance with FASB’s accounting rules for intangible assets, we perform an impairment test each quarter and no impairment charges were recorded during the year ended December 31, 2010. See Intangible Assets below.

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our consolidated balance sheet for cash, cash equivalents, marketable securities, accounts receivable,  accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments.  The carrying values of our outstanding short and long-term debt were $5.8 million and $9.6 million and the fair values were $5.0 million and $9.9 million as of December 31, 2010 and 2009, respectively.  Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines and other addictive stimulants. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which range from 10 to 15 years.

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

We performed an impairment test on all property and equipment as of March 31, 2009, including capitalized software costs related to our behavioral health segment. As a result of this testing, we determined that the carrying value of the capitalized software was not recoverable and exceeded its fair value, and we wrote off the $758,000 net book value of this software as of March 31, 2009. This impairment charge was recognized in operating expenses in our consolidated statement of operations. We also performed impairment tests on all property and equipment as of December 31, 2010 and determined that no additional impairment charge was necessary.

For the year ended December 31, 2010, we relied upon the 2009 external valuation which provides an independent , comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the “Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under FAS 157 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

Additionally, it is important to note that our overall business model, business operations, and future prospects of our business have not changed materially since we conducted the reviews and analysis noted above with the exception of the timing and annualized amounts of the expected revenue.

No other impairments were identified in our reviews at December 31, 2010 and 2009.

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

Warrant Liabilities

We have issued warrants in connection with the registered direct placements of our common stock in November 2007, September 2009, July 2010, September 2010, October, 2010, and November 2010 and the amended and restated senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked to market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

In October 2010, the we entered into Securities Purchase Agreements with certain accredited investors, including Socius for $500,000 of senior 12% secured convertible notes and warrants to purchase 12,500,000 shares of our common. The Bridge Notes were scheduled to mature January 2011 and interest was payable in cash at maturity or upon prepayment or conversion.  The Bridge Notes and any accrued interest were convertible at the holders' option into common stock or exchangeable for the securities issued in the next financing the Company entered into that results in gross proceeds to the Company of at least $3,000,000.  The Bridge Warrants were exercisable for 5 years at $.04 per share subject to adjustment for financings and share issuances below the initial exercise price. The Bridge Warrants for the non-affiliated investors limit the amount of common stock that the holders may acquire through an exercise to no more than 4.99% of all Company Securities, defined as common stock, voting stock, or other Company securities. All the holders exchanged the Bridge Notes plus interest for securities issued in the Company's November 2010 financing (see below). The 12.5 million warrants were re-priced at $0.01, resulting in an increase of shares to 50 million.

In November 2010, the Company completed a private placement with certain accredited investors for gross proceeds of $6.9 million. Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the "Notes") to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company's assets. The Notes and any accrued interest convert automatically into common stock either (a) if and when sufficient shares become authorized or (ii) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing. The Company filed a proxy statement and the stockholders approved both proposals and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed a charter to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes automatically converted to common stock. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $0.01 per share. One investor received such warrants. The net cash proceeds to the Company from the Offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

As a result of the Offering, the Bridge Warrants adjusted to be exercisable for an aggregate of 50 million shares at $0.01 per share.

For the years ended December 31, 2010 and 2009, we recognized a loss (gain) of $6.3 million and ($341,000), respectively, related to the revaluation of our warrant liabilities.

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

Recent Accounting Pronouncements

Recently Adopted

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements” which made a number of changes to the existing requirements to the FASB Accounting Standards Codification 855 Subsequent Events. The amended guidance was effective upon issuance and as a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated. This ASU was adopted as of December 31, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements” which is intended to e,nhance the usefulness of fair value measurements by requiring both the disaggregation of the information in certain existing disclosures, as well as the inclusion of more robust disclosures about valuation techniques and inputs to recurring and non-recurring fair value measurements. The amended guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disaggregation requirement for the reconciliation disclosure of Level 3 measurements, which is effective for fiscal years beginning after December 31, 2010 and for interim periods within those years. This ASU was adopted as of December 31, 2010 and did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-02, “Accounting and Reporting for Decreases in Ownership of a Subsidiary – Scope Clarification” which is intended to clarify which transactions require a decrease in ownership provisions particularly for non-controlling interests in consolidated financial statements. In addition, it requires increased disclosures about deconsolidation of a subsidiary. It requires retrospective application and is effective for the first interim or annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2020-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash” which is intended to clarify the accounting treatment for a stock portion of a shareholder distribution that (1) contains both cash and stock components, (2) allows shareholders to select their preferred form of distribution, and (3) limits the total amount of cash to be distributed. It defines a stock dividend as a dividend that takes nothing from the property of an entity and adds nothing to the interests of an entity’s shareholders because the proportional interest of each shareholder remains the same. The stock portion of the distribution must be treated as a stock issuance and be reflected in the EPS calculation prospectively. It requires retrospective application and is effective for annual periods ending on or after December 15, 2009. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Recently Issued

The following Accounting Standards Updates were issued between December 31, 2009 and December 31, 2010 and contain amendments and technical corrections to certain SEC references in FASB's codification:

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

Under our one remaining MSA, we license to a treatment center in Santa Monica, California the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

•	general administrative support services;
•	information systems;
•	recordkeeping;
•	scheduling;
•	billing and collection; marketing and local business development; and
•	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the prime rate plus 2%. Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand, or upon termination of the MSA. At December 31, 2010 and 2009, there was $10.4 million and $9.2 million respectively, outstanding under our credit facility with the treatment center. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center.

We have determined that the managed medical corporations are VIEs and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIEs included in our consolidated balance sheets at December 31, 2010 and 2009 are as follows:

(in thousands)	December 31, 2010	December 31, 2009
Cash and cash equivalents	$17	23
Receivables, net	7	-
Prepaids and other current assets	-	-
Total assets	$24	23

Accounts payable	13	14
Note payable *	10,444	9,214
Accrued compensation and benefits	-	-
Accrued liabilities	-	6
Total liabilities	$10,457	9,234

* Eliminated during consolidation

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2010 and 2009:

(in thousands)	2010	2009
License fees	$97	$724
Patient fees receivable	7	50
Other	5	39
Total receivables	109	813
Less allowance for doubtful accounts	(36)	(505)
Total receivables, net	$73	$308

We use the specific identification method for recording the provision for doubtful accounts, which was $36,000 and $505,000 as of December 31, 2010 and 2009, respectively.  Accounts written off against the allowance for doubtful accounts totaled $523,000 and $921,000 for the years ended December 31, 2010 and 2009, respectively.

Note 4.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2010 and 2009:

(in thousands)	2010	2009
Furniture and equipment	$3,468	$4,624
Leasehold improvements	2,590	2,950
Total property and equipment	6,058	7,574
Less accumulated depreciation and amortization	(5,864)	(6,697)
Total property and equipment, net	$194	$877

Depreciation expense was $647,000 and $1.0 million for the years ended December 31, 2010 and 2009, respectively.

Note 5.  Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from 11 to 20 years.  As of December 31, 2010 and 2009, intangible assets were as follows:

(in thousands)	2010	2009	Amortization Period (in years)
Intellectual property	$4,360	$4,360	10 to 15

Less accumulated amortization	(1,937)	(1,702)

Total Intangibles, net	$2,423	$2,658

Amortization expense for all intangible assets amounted to $235,000 and $243,000 for the years ended December 31, 2010 and 2009, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is approximately $1.2 million.

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

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Program using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $5,000 and $43,000 for the years ended December 31, 2010 and 2009, respectively, are reflected in cost of services expense in our consolidated statements of operations as revenues are recognized.

The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets, have been reflected in our consolidated balance sheets in long-term assets as intangible assets. Related amortization, which commenced on July 1, 2003, is being recorded on a straight-line basis over a 20-year estimated useful life.

Note 6.  Debt Outstanding

Senior Secured Note

During the year ended December 31, 2010, we sold $10.2 million of par value ARS and settled in full. We drew down $450,000 on the UBS line of credit and paid our debt of $6.9 million in full according to the terms and conditions of our line of credit. On July 15, 2010, our senior secured note in the amount of $3.3 million matured and we paid from available funds

UBS Line of Credit

In May 2008, our investment portfolio manager, UBS, provided us with a demand margin loan facility collateralized by our ARS, which allowed us to borrow up to 50% of the UBS-determined market value of our ARS.

In October 2008, UBS made a “Rights” offering to its clients pursuant to which we were entitled to sell to UBS all ARS held in our UBS account. As part of the offering, UBS provided us a line of credit (replacing the demand margin loan), subject to certain restrictions as described in the prospectus, equal to 75% of the market value of the ARS, until they are purchased by UBS. We accepted the UBS offer on November 6, 2008. Loans under the line of credit were subject to a rate of interest based upon the current 90-day U.S Treasury bill rate plus 120 basis points, payable monthly and were carried in short-term liabilities on our Consolidated Balance at December 31, 2009. As of June 30, 2010 all ARS were redeemed at par and the line of credit was paid in full.

In October 2010, the we entered into Securities Purchase Agreements with certain accredited investors, including Socius for $500,000 of senior 12% secured convertible notes and warrants to purchase 12,500,000 shares of our common. The Bridge Notes were scheduled to mature January 2011 and interest was payable in cash at maturity or upon prepayment or conversion.  The Bridge Notes and any accrued interest were convertible at the holders’ option into common stock or exchangeable for the securities issued in the next financing the Company entered into that results in gross proceeds to the Company of at least $3,000,000.  The Bridge Warrants were exercisable for 5 years at $.04 per share subject to adjustment for financings and share issuances below the initial exercise price. The Bridge Warrants for the non-affiliated investors limit the amount of common stock that the holders may acquire through an exercise to no more than 4.99% of all Company Securities, defined as common stock, voting stock, or other Company securities. All the holders exchanged the Bridge Notes plus interest for securities issued in the Company’s November 2010 financing (see below). The 12.5 million warrants were re-priced at $0.01, resulting in an increase of shares to 50 million.

In November 2010, the Company completed a private placement with certain accredited investors, including Socius and one Company  director, for gross proceeds of $6.9 million. Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and $5.9 million in aggregate principal of 12% senior secured convertible notes  to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock if and when sufficient shares become authorized at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares within 30 days of closing. The embedded conversion feature will be recorded when sufficient shares become authorized. In addition, each investor investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $0.01 per share. One non-affiliated investor received such warrants. The net cash proceeds to the Company from the offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

The following table shows the total principal amount, related interest rates and maturities of debt outstanding as of December 31, 2010 and 2009:

	December 31 2010	December 31, 2009
Short-term debt
Senior secured note due July 15, 2010; interest payable quarterly at prime plus 2.5% (5.75% at December 31, 2009). $3,332,000 principal net of $147,000 unamortized discount at December 31, 2009.
Debt fully eliminated in July 2010	$-	$3,185

UBS line of credit, payable on demand, interest payable monthly at 90-day T-bill rate plus 120 basis points 1.237% at December 31, 2009
Debt fully eliminated in July 2010	-	6,458
Total Short-term debt	$-	$9,643

(dollars in thousands, except where otherwise noted)	December 31 2010	December 31, 2009
Long-term debt
Secured Convertible Promissary Note due November 9, 2012; interest payable at maturity (12% at December 31, 2010). $5,965,000 principal net of $141,000 unamortized discount at December 31,2010.	$5,824	$-
Total Short-term debt	$5,824	$-

Note 7.  Capital Lease Obligations

We lease certain furniture and computer equipment under agreements entered into during the period 2006 through 2010 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets and was $22,000 at December 31, 2010. Accumulated depreciation of the leased equipment at December 31, 2010 was approximately $7,000

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2010, are as follows:

(in thousands)	Amount
Year ending December 31,
2011	$15
2012	-
Total minimum lease payments	15
Less amounts representing interest	(1)
Capital lease obligations, net of interest	14
Less current maturities of capital lease obligations	(14)
Long-term capital lease obligations	$-

Note 8.  Income Taxes

As of December 31, 2010, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $151.3 million and $141.2 million, respectively.  The net federal operating loss carry forwards begin to expire in 2020, and net state operating loss carry forwards begin to expire in 2011.  The majority of the foreign net operating loss carry forwards expire over the next seven years

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

(in thousands)	2010	2009
Federal, state and foreign net operating losses	$59,551	$55,581
Stock-based compensation	5,797	4,062
Accrued liabilities	150	367
Other temporary differences	289	(734)
Valuation allowance	(65,787)	(59,276)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31 is as follows

	2010	2009
Federal statutory rate	-34.0%	-34.0%
Share-based compensation	0.8%	5.6%
State taxes	-4.7%	-5.6%
Other	2.8%	0.0%
Nondeductible goodwill	0.0%	0.0%
Change in valuation allowance	35.1%	34.0%
Effective tax rate	0.0%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2006 through 2009.  The federal and material foreign jurisdictions statutes of limitations began to expire in 2007. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2010, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2010 and 2009, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2005, and by the IRS for tax years through 2006. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed

Note 9.  Equity Financings

As described in Note 6, in October 2010, the Company entered into Securities Purchase Agreements with accredited investors, including Socius for $500,000 of senior secured convertible notes and warrants to purchase shares of our common stock.

In November 2010, the Company completed a private placement with certain accredited investors for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes mature on the second anniversary of the closing.  Interest is payable in cash at maturity or upon prepayment. The Notes are secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock either (a) if and when sufficient shares become authorized or (ii) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing. The Company filed a proxy statement and the stockholders approved both proposals and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed a charter to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes automatically converted to common stock.  In addition, each investor in the Offering investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 21,960,000 shares of Company common stock at an exercise price of $0.01 per share. One non-affiliated investor received such warrants. The net cash proceeds to the Company from the Offering are estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

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

Note 10.  Share-based Compensation

The Catasys, Inc. 2003, 2007 and 2010 Stock Incentive Plans (the Plans) provide for the issuance of up to 231 million shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plans. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis.  At December 31, 2010, we had 207,914,510 vested and unvested stock options outstanding and 22,190,886 shares reserved for future awards. Total share-based compensation expense amounted to $5 million and $4.6 million for the years ended December 31, 2010 and 2009, respectively.

Stock Options – Employees and Directors

During 2010 and 2009, we granted options to employees and directors for 197,669,650 and 3,815,000 shares, respectively, at the weighted average per share exercise prices of $0.05 and $0.43, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2010 and 2009 was $6.8 million and $1.2 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employee and director grants is summarized as follows:

	Shares	Weighted Avg. Exercise Price
Balance, December 31, 2008	8,260,000	$3.07

2009
Granted	3,815,000	0.43
Transfered *	-
Exercised	(56,000)	0.28
Cancelled	(1,106,000)	5.10
Balance, December 31, 2009	10,913,000	$1.95

2010
Granted	197,670,000	0.04
Transfered *
Exercised
Cancelled	(2,164,400)	2.19
Balance, December 31, 2010	206,418,600	$0.11

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2010 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.51 to $1.50	205,201,000	9.80	$0.05	5,418,000	$0.33
$1.51 to $2.50	550,000	7.80	0.60	388,000	0.60
$2.51 to $3.50	664,000	4.50	2.50	644,000	2.55
$7.51 to $8.56	3,000	6.10	8.00	2,200	7.41

	206,418,000	9.78	$0.06	6,452,200	$0.57

At December 31, 2010 and 2009, the number of options exercisable was 5,401,000 and 5,561,000, respectively, at weighted-average exercise prices of $0.88 and $1.09, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $4.5 million and $4.4 million for the years ended December 31, 2010 and 2009, respectively.

As of December 31, 2010, there were $3.9 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of 2.3 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plans, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.  During 2010 and 2009, we granted options and warrants for 0 and 60,000 shares, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

	Shares	Weighted avg. exercise price
Balance, December 31, 2008	2,095,000	$3.91

2009
Granted	60,000	0.52
Transfered *	-
Exercised
Cancelled	(465,000)	4.68
Balance, December 31, 2009	1,690,000	$3.57

2010
Granted		-
Transfered *	-	-
Exercised	-	-
Cancelled	(153,000)	4.68
Balance, December 31, 2010	1,537,000	$3.46

Stock options and warrants granted to non-employees for services outstanding at December 31, 2010 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued for intellectual property	372,000	$2.50
Warrants issued in connection with equity offering	90,825,000	0.17
Warrants issued in connection with debt agreement	3,260,000	0.28
Options and warrants issued to consultants	36,000	5.30
	94,493,000	$0.18

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $402,000 and $63,000 for the years ended December 31, 2010 and 2009, respectively.

Common Stock

During 2010 and 2009, we issued 700,000 and 914,000 shares of common stock, respectively, for consulting services valued at $272,000 and $287,000, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based compensation expense relating to all common stock issued for consulting services was $402,000 and $197,000 for the years ended December 31 2010 and 2009, respectively.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2010, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based expense relating to the ESPP for the year ended  December 31, 2010 and $1,000 for the year ended December 31, 2009.

Note 11. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management. In 2009, we revised our segments to reflect the disposal of CompCare and to properly reflect how our business is currently managed. Our behavioral health managed care services segment, which had been comprised entirely of the operations of CompCare, is now presented in discontinued operations and is not a reportable segment (see Note 12—Discontinued Operations). Catasys Health operations were previously reported as part of healthcare services, but is now segregated and reported separately in behavioral health. Prior years have been restated to reflect this revised presentation.

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans for a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

License and Management

Our license and management segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

Our license and management segment also comprises results from international operations in the prior periods; however, these operating segments are not separately reported as they did not meet any of the quantitative thresholds under current accounting rules regarding segment disclosures.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the years ended December 31, 2010 and 2009. Summary financial information for our two reportable segments is as follows:

	Twelve Months Ended
(in thousands)	December 31,
	2010	2009

License and Management services
Revenues	$420	$1,530
Loss before provision for income taxes	(17,116)	(15,642)
Assets *	7,944	19,105

Healthcare services
Revenues	$28	$-
Loss before provision for income taxes	(2,272)	(3,947)
Assets *	-	-

Consolidated continuing operations
Revenues	$448	$1,530
Loss before provision for income taxes	(19,388)	(19,589)
Assets *	7,944	19,105

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

We recognized a gain of approximately $11.2 million from this sale, which is included in income from discontinued operations in our Consolidated Statement of Operations for the three months ended March 31, 2009. The revenues and expenses of discontinued operations for the period January 1 through January 20, 2009 are as follows:

(in thousands)	Period from January 1 to January 20, 2009
Revenues:
Behavioral managed health care revenues	$710
Expenses:
Behavioral managed health care operating expenses	$703
General and administrative expenses	711
Other	50
Income (loss) from discontinued operations before provision for income tax	$(754)
Provision for income taxes	$1
Income (loss) from discontinued operations, net of tax	$(755)
Gain on sale	$11.204
Results from discontinued operations, net of tax	$10.449

Note 13.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $600,000 and $1.2 million for the years ended December 31, 2010 and 2009, respectively.  In September 2003, we signed a lease agreement for our corporate offices at an initial lease cost of approximately $33,000 per month, with increases scheduled annually over the lease term. The term of the lease was seven years, commencing December 15, 2003. In April 2005 we amended the lease to expand our corporate office facilities at an additional base rent of approximately $11,000 per month, subject to annual adjustment over the remaining term.

In September 2008, the lease was amended to include additional office space and an increase in monthly base rent of approximately $10,000.  As a condition to the lease agreement, we secured a letter of credit collateralized by a certificate of deposit at the current amount of $87,000 for the landlord as a security deposit. The certificate of deposit is included in deposits and other assets in our consolidated balance sheets. In December 2010, we further amended the lease for three additional years.

In April 2005 we entered into a five year lease for approximately 5,400 square feet of medical office space at an initial base rent of approximately $19,000 per month, commencing in August 2005.  The space is occupied by a managed medical practice, under a full business service management agreement.  As a condition to signing the lease, we secured a $90,000 letter of credit for the landlord as a security deposit, which, as of December 31, 2010 has been subsequently reduced to $45,000. The letter of credit is collateralized by a certificate of deposit in the amount of $45,000, which is included in deposits and other assets in our consolidated balance sheet as of   December 31, 2010. In August 2010, with all base and deferred rents paid in full, we entered into another amendment to our lease for a six-month extension after which it converts to a month-to-month lease. At December 31, 2010, the minimum base rent for the medical office in Santa Monica including aggregate minimum lease commitments was approximately $10,700, subject to annual adjustment.

In August 2006, we entered into a 62-month lease for 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007.  The space was occupied by a managed treatment center through January 31, 2008 under an MSA. In March 2010 the Company settled the outstanding lease commitment for $200,000 to be paid in monthly installments from March 2010 through February 2011. All payments under this settlement agreement have subsequently been paid in full.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2010:

(in thousands)
Year ending December 31,	Amount
2011	$440
2012	413
2013	463
$1,316

Clinical Research Commitments

In prior years, we committed to unrestricted grants for clinical research study in the amount of $400,000, payable based on achieving certain milestones. As of December 31, 2010, we had approximately $356,000 remaining commitment for that for that clinical research study.

Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the December 31, 2010, we were not involved in any legal proceeding that we believe would have a material adverse effect on our business, financial condition or operating results. Please see Item 3 Legal Proceedings for more information.

Note 14.  Subsequent Events

As previously disclosed in our definitive proxy statement on Schedule 14A with the Securities and Exchange Commission (SEC) on January 21, 2011, a special meeting was held on March 4, 2011 where the stockholders voted on the following matters: (1) approve the adoption of the proposed 2010 Stock Incentive Plan,  (2) approve a proposed amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 200,000,000 to 2,000,000,000, (3) approve a proposed amendment or amendments to our Certificate of Incorporation to effect one or more stock splits of our outstanding common stock and (4) approve a proposed amendment to our certificate of incorporation to change our name to from Hythiam, Inc. to Catasys, Inc.  On March 4, 2011, the special meeting was held and all of the proposals were approved.

On March 17, 2011, we filed a Certificate of Amendment to our Certificate of Incorporation, pursuant to which we increased the authorized shares of common stock to 2,000,000,000 shares and changed our name to Catasys, Inc. Effective March 17, 2011, the common stock of the Company began trading under CATS.OB. In connection with the increase in the authorized shares of common stock, a number of the Company’s outstanding obligations were triggered, including, conversion of the Notes, which converted into 620,574,548 shares of common stock.

On March 30th, 2011, the Company entered into a consulting agreement with former director, Marc Cummins.  The agreement calls for Mr. Cummins to provide the following services: investor relations, financing advisory, board of director transitional and other services as mutually determined.  In consideration of such services, Mr. Cummins was granted 8,344,199 options to purchase our common stock at fair value ($.071/share), vesting monthly over 4 years.  The agreement may terminate with thirty (30) days written notice by either party.