Form 10-K/A
period 2010-12-31
CATASYS, INC.
filed 2011-05-13
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

Commission File Number 001-31932
_______________________

CATASYS, INC.
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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
(Do not check if smaller reporting company)

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

As of May 12, 2011, there were 834,419,952 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Catasys, Inc.  (“we,” “us,” “our,” the “Company,” or “Catasys”) for the fiscal year ended December 31, 2010, originally filed with the Securities and Exchange Commission on March 31, 2011 (the “Original Filing”). This Amendment is being filed solely to amend our Management’s Annual Report on Internal Control Over Financial Reporting to confirm that our system of internal controls was effective as of December 31, 2010. Management had performed the evaluation as of December 31, 2010 and made this conclusion, but inadvertently omitted this conclusion in the Original Filing. Except to the extent expressly set forth herein, this Amendment speaks as of the filing date of the Original Filing and has not been updated to reflect events occurring subsequent to the Original Filing other than those required to reflect the changes herein.

PART II

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective in connection with the preparation of this report.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management concluded that, as of December 31, 2010, our system of internal control over financial reporting was effective.

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

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (3) Exhibits.

31.1	Certification by the Principal Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Principal Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Dated: May 13, 2011	By:	/s/ Terren Peizer
Terren Peizer
Chief Executive Officer and Director (Principal Executive Officer)

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the dates indicated.

CATASYS, INC.

Dated: May 13, 2011	By:	/s/ Terren Peizer
Terren Peizer
Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Peter Donato
Peter Donato
Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)