Form 10-Q
period 2011-03-31
CATASYS, INC.
filed 2011-05-16
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes ☐            No ☑

As of May 12, 2011, there were 834,419,952 shares of registrant's common stock, $0.0001 par value, outstanding.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	3

ITEM 1. Consolidated Financial Statements	3

Condensed Consolidated Balance Sheets as of March 31, 2011
and December 31, 2010	3

Condensed Consolidated Statements of Operations for the
Three Months Ended March 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

ITEM 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	21

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	29

ITEM 4. Controls and Procedures	29

PART II – OTHER INFORMATION	31

ITEM 1. Legal Proceedings	31

ITEM 1A. Risk Factors	31

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

ITEM 3. Defaults Upon Senior Securities	31

ITEM 4. [Removed and Reserved]	31

ITEM 5. Other Information	31

ITEM 6. Exhibits	31

SIGNATURES	32

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I - FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands,except for number of shares)	March 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$2,596	$4,605
Restricted cash	71	-
Receivables, net of allowance for doubtful accounts
of $17 and $36, respectively	68	73
Prepaids and other current assets	847	183
Total current assets	3,582	4,861
Long-term assets
Property and equipment, net of accumulated depreciation
of $5,871 and $5,864 respectively	172	194
Intangible assets, net of accumulated amortization of
$1,997 and $1,938 respectively	2,364	2,423
Deposits and other assets	141	466
Total Assets	$6,259	$7,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,700	$1,665
Accrued compensation and benefits	768	706
Other accrued liabilities	718	1,036
Total current liabilities	3,186	3,407
Long-term liabilities
Long-term debt	-	5,824
Deferred rent and other long-term liabilities	4	-
Warrant liabilities	6,920	8,890
Capital lease obligations	2	-
Total liabilities	10,112	18,121

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 834,420,000 and 181,711,000 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	82	18
Additional paid-in-capital	200,790	192,578
Accumulated deficit	(204,725)	(202,773)
Total Stockholders' Deficit	(3,853)	(10,177)
Total Liabilities and Stockholders' Equity	$6,259	$7,944

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues
Healthcare services revenues	$8	$3
License & Management services revenues	79	120
Total revenues	$87	$123

Operating expenses

Cost of healthcare services	$122	$(12)
General and administrative	3,043	3,558
Research and development	-	10
Impairment losses	-	38
Depreciation and amortization	92	255
Total operating expenses	$3,257	$3,849

Loss from operations	$(3,170)	$(3,729)

Interest and other income	3	43
Interest expense	(698)	(137)
Gain on the sale of marketable securities	-	32
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liability	1,961	657
Loss from operations before provision for income taxes	$(1,945)	$(3,134)
Provision for income taxes	7	18
Net loss	$(1,952)	$(3,152)

Basic and diluted net loss per share:
Net loss per share	$(0.00)	$(0.05)

Weighted number of shares outstanding	394,464	65,830

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net loss	$(1,952)	$(3,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92	255
Amortization of debt discount and issuance costs included in interest expense	558	63
Other than temporary impairment on marketable securities	-	(30)
Loss on debt extinguishment	41	-
Provision for doubtful accounts	5	27
Deferred rent	(31)	(49)
Share-based compensation expense	1,076	1,107
Fair value adjustment on warrant liability	(1,961)	(657)
Impairment losses	-	38
Gain on disposition of assets	(4)	-
Changes in current assets and liabilities:
Receivables	-	146
Prepaids and other current assets	48	(120)
Accounts payable and other accrued liabilities	174	(309)
Net cash used in operating activities	$(1,954)	$(2,681)

Investing activities:
Proceeds from sales and maturities of marketable securities	$-	$250
Proceeds from sales of property and equipment	4	-
Purchases of property and equipment	(11)	-
Deposits and other assets	38	-
Restricted Cash	(71)	-
Net cash provided by (used in) investing activities	$(40)	$250

Financing activities:
Paydown on UBS line of credit	$-	$(260)
Capital lease obligations	(15)	(12)
Net cash used in financing activities	$(15)	$(272)

Net decrease in cash and cash equivalents	$(2,009)	$(2,703)
Cash and cash equivalents at beginning of period	4,605	4,595
Cash and cash equivalents at end of period	$2,596	$1,892

Supplemental disclosure of cash paid
Interest	$-	$49
Income taxes	$11	$24
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$79	$260
Common stock issued for debt settlement	$141	$230
Common stock issued for converson of debt	$6,143	$-
Common stock issued for lead director services	$816	$-
Common stock issued for exercise of warrants	$9	$-
Beneficial conversion feature related to November financing	$150	$-
Property and equipment acquired through capital leases and other financing	$11	$-

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. (referred to herein as the “Company”, “Catasys”, “we”, “us” or “our”) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2010 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2011, cash and cash equivalents amounted to $2.6 million and we had a working capital of approximately $0.4 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three month ended March 31, 2011, our cash used in operating activities amounted $2.0 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our program in Nevada and are currently in the process of implementing our recently signed Catasys contracts in Kansas and Massachusetts. In aggregate, the contracts we have signed make our program available to approximately 500,000 health plan members. We expect to generate revenue and cash from these contracts later this year. In addition, we have successfully reduced our operating expenses to better scale our ongoing operations.

Based on the provisions of management services agreements (“MSA”) between us and our managed professional medical corporation, we have determined that they constitute variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Management Service Agreement heading under Note 2, Summary of Significant Accounting Policies for more discussion.

All intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

Healthcare Services

Our Catasys contracts are generally designed to provide revenues to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee; we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed.

License and Management Services

Our license and management services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which according to our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

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

Cost of Healthcare Services

Healthcare Services

Healthcare services cost of services is recognized in the period in which an eligible member actually receives services. We contract with various healthcare providers, including licensed medical and behavioral healthcare professionals on a contracted fee-for-for service basis to provide services to members enrolled in our programs. Healthcare services costs also include direct labor costs for our employees who work directly with members.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:
 (In thousands)
	Three Months Ended March 31,
	2011	2010
Net income (loss)	$(1,952)	$(3,152)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	33
Comprehensive income (loss)	$(1,952)	$(3,119)

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

Common equivalent shares, consisting of 310,587,777 and 19,600,266 of incremental common shares as of March 31, 2011 and  2010, respectively, issuable upon the exercise of stock options and warrants which have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan (“the Plan”), as amended, provides for the issuance of up to 231 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2011, we had 216,244,964 vested and unvested shares outstanding and 13,860,432 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.1 million for the three months ended March 31, 2011, compared to $1.0 million for the three months ended March 31, 2010.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations subsequent to January 1, 2006. We account for share-based awards to employees and directors using the intrinsic value method under previous FASB rules, allowable prior to January 1, 2006. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three months ended March 31, 2011 and 2010 amounted to $1.1 million and $1.0 million, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of  Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Council (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2011 and 2010, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2011, there were no options granted to employees compared to 271,700 shares at the weighted average per share exercise price of $0.31, the fair market value of our common stock at the dates of grant.  Employee and director stock option activity for the three months ended March 31, 2011, included cancellations only and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2010	206,418,600	$0.11

Granted
Transfer *
Exercised
Cancelled	(13,700)	$0.68

Balance March 31, 2011	206,404,900	$0.11

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2011 and 2010, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2011, there was $3,099,039 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.97 years.

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

For the three months ended March 31, 2011, we issued 8,344,000 options at a $0.071 strike price as compensation for consulting services. There were no options and warrants granted for the same period in 2010. For the three months ended March 31, 2011 and 2010, share-based compensation expense attributable to continuing operations relating to stock options and warrants related to non-employees were not material.

Non-employee stock option activity for the three months ended March 31, 2011, included grants only and was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2010	1,537,000	$3.46

Granted	8,344,000	$0.07

Balance March 31, 2011	9,881,000	$0.60

Common Stock

During the three months ended March 31, 2011 and 2010, we issued 32,134,000 and 1,095,000 shares of common stock, respectively valued at $1,045,000 and $426,000, in exchange for various services and in settlement of claims. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three months ended March 31, 2011 and 2010, share-based compensation expense relating to all common stock issued for consulting services was $79,000 and $165,000, respectively.

On March 17, 2011 the $5.9 million debenture notes including interest accrued through the same date, converted into 620,574,548 shares of common stock.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (“ESPP”), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our common stock issued pursuant to the ESPP and, thus, no expense incurred for the three months ended March 31, 2011 and 2010, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of March 31, 2011.  As such, the Company has not recorded a provision for income tax for the period ended March 31, 2011.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, managements has determined that all of the tax benefits for the period ended March 31, 2011 should be recognized.

Costs associated with streamlining our operations

There were no costs incurred for streamlining operations for the three months ended March 31, 2011, compared to ($64,000) in the first quarter of 2010 in costs incurred and  associated with streamlining our operations consisting primarily of rent expense and severance and related benefits.

Marketable Securities

Investments include certificates of deposit with maturity dates greater than three months when purchased. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in stockholders’ equity in our consolidated balance sheet in “accumulated other comprehensive income (loss).” Realized gains and losses are recognized in the statement of operations on the specific identification method in the period in which they occur. Declines in estimated fair value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations in the period in which they occur.

Our marketable securities consisted of investments with the following maturities and approximate fair market values as of March 31, 2011 and December 31, 2010:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2010
Certificates of deposit	$133	$133	$-

Balance at March 31, 2011
Certificates of deposit	$88	$88	$-

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2011, for assets and liabilities measured at fair value:

	2011

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	88	-	-	88
Total assets	88	-	-	88

Warrant liabilities	-	-	6,920	6,920
Total liabilities	-	-	6,920	6,920

(Dollars in thousands)
Intangible assets	-	-	2,364	2,364
Total assets	-	-	2,364	2,364

Financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2011, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2011:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2010	$8,890
Transfers in/(out) of Level III	(9)
Change in Fair Value	(1,961)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2011	$6,920

Intangible Assets

As of March 31, 2011, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$4,361	$(1,997)	$2,364	11-16

During the three months ended March 31, 2011 we did not acquire any new intangible assets and at March 31, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three months ended March 31, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010,which supported the independent , comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2011	$177
2012	$236
2013	$236
2014	$236
2015	$236

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

Variable Interest Entities

Generally, an entity is defined as a Variable Interest Entity (“VIE”) under current accounting rules if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

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

Management Services Agreements

We have executed an MSA with a medical professional corporation and related treatment center, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause. Under the MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

•	general administrative support services;
•	information systems;
•	recordkeeping;
•	scheduling;
•	billing and collection;
•	marketing and local business development; and
•	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

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

We have also agreed to provide a credit facility to treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand or upon termination of the respective MSA. At March 31, 2011, there was one outstanding credit facility under which $10.7 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our Consolidated Balance Sheets at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
(in thousands)	2011	2010
Cash and cash equivalents	$29	$17
Receivables, net	8	7
Prepaids and other current assets	-	-
Total assets	$37	24

Accounts payable	13	13
Note payable to Catasys, Inc.	10,668	10,444
Accrued compensation and benefits	-	-
Accrued liabilities	2	-
Total liabilities	$10,683	10,457

Warrant Liabilities

We have issued warrants of our common stock in November 2007, September 2009, July 2010, September 2010, October 2010, and November 2010, and the amended and restated senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in the our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked to market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

In October 2010, we entered into Securities Purchase Agreements with certain accredited investors, including Socius Capital Group, LLC (“Socius”), an affiliate of our Chairman and Chief Executive Officer, pursuant to which such investors purchased $500,000 of senior 12% secured convertible notes and warrants to purchase 12,500,000 shares of our common. The Bridge Warrants were exercisable for 5 years at $0.04 per share subject to adjustment for financings and share issuances below the initial exercise price. The Bridge Warrants for the non-affiliated investors limit the amount of common stock that the holders may acquire through an exercise to no more than 4.99% of all Company Securities, defined as common stock, voting stock, or other Company securities.  As a result of the Company's November 2010 financing (see below), the 12.5 million warrants were re-priced at $0.01, resulting in an increase of shares to 50 million.

In November 2010, the Company completed a private placement with certain accredited investors, including Socius, an affiliate of our Chairman and Chief Executive Officer, and Mr. Jay Wolf, a director of the Company, for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes were to mature on the second anniversary of the closing.  The Notes were secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes with accrued interest automatically converted to common stock. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more received five-year warrants.  One non-affiliated investor received 21,960,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share.

For the three months ended March 31, 2011 and 2010, we recognized a gain of $2.0 million and $657,000, respectively, related to the revaluation of our warrant liabilities.

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, which did not have a material impact on our financial position or results of operations.

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2011 and 2010. Summary financial information for our two reportable segments is as follows:

(in thousands)	Three Months Ended March 31,
	2011	2010

Healthcare services
Revenues	$8	$3
Loss before provision for income taxes	(1,607)	(664)
Assets *	3,685	-

License & Management services
Revenues	$79	$120
Loss before provision for income taxes	(338)	(2,470)
Assets *	2,574	15,901

Consolidated continuing operations
Revenues	$87	$123
Loss before provision for income taxes	(1,945)	(3,134)
Assets *	6,259	15,901

* Assets are reported as of March 31.

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have launched our program in Nevada. We are in the process of implementing our previously announced contracts in Kansas and Massachusetts. In aggregate the contracts that we have signed to date make our program available to approximately 500,000 health plan members.

The following table summarizes the operating results for Healthcare Services for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010

Revenues	$8	$3

Operating Expenses
Cost of healthcare services	$106	$-
General and administrative expenses
Salaries and benefits	2,033	619
Other expenses	703	48
Research and development	-	-
Impairment charges	-	-
Depreciation and amortization	-	-
Total operating expenses	$2,842	$667

Loss from operations	$(2,834)	$(664)
Interest and other income	3	-
Interest expense	(697)	-
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liabilities	1,961	-
Loss before provision for income taxes	$(1,607)	$(664)

License and Management Services

Our license and management services segment is focused on delivering solutions for those suffering from alcohol, cocaine, methamphetamine and other substance dependencies by developing, licensing and commercializing innovative physiological, nutritional, and behavioral treatment programs. Treatment with our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, are available through physicians and other licensed treatment providers who have entered into licensing agreements with us for the use of our treatment programs. Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment and mental health services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

The following table summarizes the operating results for License and Management services for the three months ended March 31, 2011 and 2010:

(In thousands, except patient treatment data)	Three months ended March 31,
	2011	2010
Revenues
U.S. licensees	$25	$45
Managed treatment centers	54	75
Total license and management revenues	$79	$120

Operating expenses
Cost of license and management services	$17	$(12)
General and administrative expenses
Salaries and benefits	195	997
Other expenses	112	1,897
Research and development	-	10
Impairment losses	-	38
Depreciation and amortization	92	255
Total operating expenses	$416	$3,185

Loss from operations	$(337)	$(3,065)
Interest and other income	-	43
Interest expense	(1)	(137)
Gain on the sale of marketable securities	-	32
Change in fair value of warrant liabilities	-	657
Loss before provision for income taxes	$(338)	$(2,470)

PROMETA patients treated
U.S. licensees	7	11
Managed treatment centers	3	9
	10	20

Average revenue per patient treated (a)
U.S. licensees	$3,571	$4,077
Managed treatment centers	5,500	5,846
Overall average	4,150	4,873

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
(dollars in thousands, except where otherwise noted)	2011	2010
Long-term debt
Secured Convertible Promissary Note due November 9, 2012; interest payable
at maturity (12% at December 31, 2010). $5,965,000 principal net of $141,000	$-	$5,824
unamortized discount at December 31, 2010.
Debt converted to common stock in March 2011
Total Short-term debt	$-	$5,824

In November 2010, as part of the Offering, as described in Note 3 above, the Company sold $5.9 million in the aggregate principal of 12% senior secured convertible Notes.

On March 17, 2011 the Notes including interest accrued through the same date, converted into 620,574,548 shares of common stock.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report. For ease of reference, “we,” “us” or “our” refer to Catasys, Inc., our wholly-owned subsidiaries and The PROMETA Center, Inc. unless otherwise stated.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Catasys, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Catasys on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services management company, providing specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed healthcare providers and its employees.  The Catasys substance dependence program (Ontrak) was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions combining elements of traditional disease management and on-going “care coaching”, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Operations

We have launched our  integrated substance dependence solutions for third-party payors in Nevada. We are in the process of implementing our previously announced contracts in Kansas and Massachusetts. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain licensing agreements with physicians, hospitals and treatment providers for 49 sites throughout the United States, the number of active sites has decreased as a result of our streamline operations, removing field support personnel and significant reductions or eliminations of advertising related to the private pay business. Five sites contributed to revenue in the three months ended March 31, 2011. We will continue to enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three months ended March 31, 2011 and 2010:

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2011	2010
Revenues
Healthcare services revenues	$8	$3
License & Management services revenues	79	120
Total revenues	$87	$123

Operating expenses

Cost of healthcare services	$122	$(12)
General and administrative	3,043	3,558
Research and development	-	10
Impairment losses	-	38
Depreciation and amortization	92	255
Total operating expenses	$3,257	$3,849

Loss from operations	$(3,170)	$(3,729)

Interest and other income	3	43
Interest expense	(698)	(137)
Gain on the sale of marketable securities	-	32
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liability	1,961	657
Loss from operations before provision for income taxes	$(1,945)	$(3,134)
Provision for income taxes	7	18
Net loss	$(1,952)	$(3,152)

Basic and diluted net loss per share:
Net loss per share	$(0.00)	$(0.05)

Weighted number of shares outstanding	394,464	65,830

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes decreased by $1.2 million during the three months ended March 31, 2011, compared to the same period in 2010, primarily due to the $1.3 million gain in the change in fair value of the warrant liability, a decrease of $592,000 in operating expenses, resulting mainly from actions to streamline our healthcare services operations, and a $163,000 decrease in depreciation, partially offset by a $561,000 increase in interest expense related to the November 2010 financing note payables.

Revenues

Revenue decreased by $36,000 for the three months ended March 31, 2011, compared to the same period in 2010, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment centers, and a decrease in administrative fees earned from licensees. This was partially offset by an increase in non-prometa revenue at the Center to Over Addiction. The number of patients treated decreased by 50% in the three months ended March 31, 2011 compared to the same period in 2010. The average revenue per patient treated at U.S. licensed sites and at PROMETA Centers decreased by $700 during the three months ended March 31, 2011, compared to the same period in 2010.

Cost of Healthcare Services

Cost of healthcare services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center (The Center to Overcome Addiction) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The increase in these costs is primarily due to an increase in direct labor costs related to the recently executed contracts for the Ontrak program.

General and Administrative Expenses

There were no costs associated with streamlining our operations for the three months ending March 31, 2011, compared to ($64,000) in 2010. Total general and administrative expenses decreased by $515,000 in the three months ended March 31, 2011 compared to the same period in 2010. This decrease is attributable to a $378,000 decrease in salaries and benefits and $170,000 in other general and administrative expenses as a result of the streamlining of our operations.  For the three months ended March 31, 2011 and 2010, general and administrative expenses included $1.1 million and $1.0 million, in non-cash expense for share-based compensation, respectively.

Depreciation and amortization decreased by $163,000 during the three months ended March 31, 2011, compared to the same period in 2010, primarily due to disposal of fixed assets in 2010.

Research and Development

Research and development expenses were immaterial for the three months ended March 31, 2011 and 2010, respectively.

Impairment Losses

There was no impairment loss related to property plant and equipment for the three months ended March 31, 2011, compared to $38,000 for the three months ended March 31, 2010. There was no impairment charge related to intellectual property in the three months ended March 31, 2011 and 2010, respectively.

Interest Expense

Interest expense increased by $561,000 for the three months ended March 31, 2011 compared to the same period in 2010 due to interest recorded on the note payables issued in association with the November 2010 financing.

Change in fair value of warrant liability

We issued warrants of our common stock in November 2007, September 2009, July 2010, October 2010, November 2010, and the amended and restated senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $2.0 million for the three months ended March 31, 2011, compared to a net gain of $657,000 for the same period in 2010.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 12, 2011, we had a balance of approximately $1.7 million cash on hand. We had working capital of approximately $0.4 million at March 31, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into September 2011, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate. We will need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

In July 2010, we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to our Company.

In October 2010, we entered into Securities Purchase Agreements with certain accredited investors,  including Socius Capital Group, LLC (“Socius”), an affiliate of our Chairman and Chief Executive Officer, pursuant to which such investors purchased $500,000 of 12% senior secured convertible notes (the “Bridge Notes”) and warrants to purchase shares of our common stock.

In November 2010, we completed a private placement with certain accredited investors, including Socius, an affiliate of our Chairman and Chief Executive Officer, and Mr. Jay Wolf, a director of the Company, for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 5,670,000 shares of common stock at an exercise price $0.01 per share to the financial advisors. The Company issued 100,000,000 shares of common stock at a price of $0.01 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes were to mature on the second anniversary of the closing.  The Notes were secured by a first priority security interest in all of the Company’s assets. The Notes and any accrued interest convert automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.01 per share, subject to certain adjustments, including certain share issuances below $0.01 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and the Notes with accrued interest automatically converted to common stock. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more would receive five-year warrants.  One non-affiliated investor received 21,960,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.01 per share. The net cash proceeds to the Company from the Offering were estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our program in Nevada and are currently in the process of implementing our recently signed Catasys contracts in Kansas, and Massachusetts. In aggregate, the contracts we have signed make our program available to approximately 500,000 health plan members. We expect to generate revenue and cash from these contracts later this year. However, there can be no assurance that we will generate such revenues. In addition, we have reduced our operating expenses to better scale our ongoing operations.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. In the fourth quarter of 2010 and the first quarter of 2011, management has reduced cost through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs during 2011 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We have continued to exit additional markets for our licensee operations and focused on our promoting our Ontrak program.

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

Cash Flows

We used $2.0 million of cash for operating activities during the three months ended March, 31, 2011, compared to $2.7 million of cash for operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based compensation expense), and the cost of healthcare services, which totaled approximately $2.0 million for the three months ended March, 31, 2011, compared to $2.5 million for the same period in 2010. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

Capital expenditures for the three months ended March 31, 2011 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2011 as we implement our recently executed contracts and we expect our current cash resources to cover expenses into September 2011. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We will need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

Senior Secured Note

In January 2007, we entered into a securities purchase agreement pursuant to which we sold to Highbridge International LLC (Highbridge) (a) $10 million original principal amount of a senior secured note and (b) warrants to purchase up to approximately 250,000 shares of our common stock (adjusted to 285,185 shares as of December 31, 2007). The note bore interest at a rate of prime plus 2.5%, interest payable quarterly commencing in April 2007, and originally matured in January 2010, The note was redeemable at our option anytime prior to maturity at a redemption price ranging from 103% to 110% of the principal amount during the first 18 months and was originally redeemable at the option of Highbridge beginning in July 2008. We paid $5 million in principal under this note through the issuance of common stock in conjunction with a financing in 2007.

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

During the year ended December 31, 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2008 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of 1,960,000. We paid this note in full upon maturity in July 2010.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2011, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to share-based compensation expense, the impairment assessments for intangible assets, valuation of marketable securities, and estimation of the fair value of warrant liabilities, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants of our common stock in November 2007, September 2009, July 2010, October 2010, November 2010, and the amended and restated Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to a net gain of $2.0 million for the three months ended March, 31, 2011 compared to net gain of $657,000 in 2010.  The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

The amounts recorded in the financial statements for share-based expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2010 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three months ended March 31, 2011 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from our Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2011.

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

During the three months ended March 31, 2011 we did not acquire any new intangible assets and at March 31, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three months ended March 31, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010, which supported the independent , comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Valuation of Marketable Securities

Investments include certificates of deposit with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value. Unrealized gains and losses are reported in our Consolidated Balance Sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements”. This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, which did not have a material impact on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as defined in the Securities and Exchange Act of 1934, as amended, Rule 13a-15 and rule 15d-15(e) as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective as of the end of the period covered by this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There are no changes in our controls over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (“Form 10-K”).

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in the Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: May 13, 2011	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By:	/s/ PETER DONATO
Peter Donato
Chief Financial Officer (Principal Financial and Accounting Officer)