Form 10-Q
period 2011-06-30
CATASYS, INC.
filed 2011-08-12
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes ☐            No ☑

As of August 10, 2011, there were 847,169,952 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands,except for number of shares)	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$632	$4,605
Receivables, net of allowance for doubtful accounts of $21 and $36, respectively	89	73
Prepaids and other current assets	104	183
Total current assets	825	4,861
Long-term assets
Property and equipment, net of accumulated depreciation of $5,667 and $5,864 respectively	139	194
Intangible assets, net of accumulated amortization of $2,056 and $1,938 respectively	2,305	2,423
Deposits and other assets	212	466
Total Assets	$3,481	$7,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,510	$1,665
Accrued compensation and benefits	625	706
Other accrued liabilities	1,109	1,036
Total current liabilities	3,244	3,407
Long-term liabilities
Long-term debt	-	5,824
Deferred rent and other long-term liabilities	10	-
Warrant liabilities	879	8,890

Total liabilities	4,133	18,121

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 834,420,000 and 181,711,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	82	18
Additional paid-in-capital	201,033	192,578
Accumulated deficit	(201,767)	(202,773)
Total Stockholders' Deficit	(652)	(10,177)
Total Liabilities and Stockholders' Equity	$3,481	$7,944

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Healthcare services revenues	$2	$7	$10	$10
License & Management services revenues	61	104	140	224
Total revenues	$63	$111	$150	$234

Operating expenses

Cost of healthcare services	$145	$51	$267	$75
General and administrative	2,910	3,141	5,953	6,673
Impairment losses	-	-	-	38
Depreciation and amortization	89	246	181	501
Total operating expenses	$3,144	$3,438	$6,401	$7,287

Loss from operations	$(3,081)	$(3,327)	$(6,251)	$(7,053)

Interest and other income	1	85	4	128
Interest expense	(1)	(134)	(699)	(271)
Gain on the sale of marketable securities	-	664	-	696
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liability	6,040	237	8,001	894
Gain (Loss) from operations before provision for income taxes	$2,959	$(2,475)	$1,014	$(5,606)
Provision for income taxes	2	$2	9	20
Net income (loss)	$2,957	$(2,477)	$1,005	$(5,626)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.08)

Basic weighted number of shares outstanding	834,420	70,918	615,657	68,388

Diluted net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.08)

Diluted weighted number of shares outstanding	895,887	70,918	720,780	68,388

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2011	2010
Operating activities:
Net income (loss)	$1,005	$(5,626)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	181	501
Amortization of debt discount and issuance costs included in interest expense	558	126
Other than temporary impairment on marketable securities	-	(696)
Loss on debt extinguishment	41	-
Provision for doubtful accounts	13	19
Deferred rent	(26)	(61)
Share-based compensation expense	2,073	2,175
Fair value adjustment on warrant liability	(8,002)	(894)
Impairment losses	-	38
Gain on disposition of assets	2	-
Changes in current assets and liabilities:
Receivables	(29)	155
Prepaids and other current assets	99	(26)
Accounts payable and other accrued liabilities	190	10
Net cash used in operating activities	$(3,895)	$(4,279)

Investing activities:
Proceeds from sales and maturities of marketable securities	$-	$8,000
Proceeds from sales of property and equipment	7	1
Purchases of property and equipment	(18)	-
Deposits and other assets	(33)	-
Net cash provided by (used in) investing activities	$(44)	$8,001

Financing activities:
Transaction Costs	$(6)	$(51)
Proceeds from UBS Line of Credit	-	$450
Paydown on UBS line of credit	-	$(6,908)
Capital lease obligations	(28)	(25)
Net cash used in financing activities	$(34)	$(6,534)

Net decrease in cash and cash equivalents	$(3,973)	$(2,812)
Cash and cash equivalents at beginning of period	4,605	4,595
Cash and cash equivalents at end of period	$632	$1,783

Supplemental disclosure of cash paid
Interest	$-	$98
Income taxes	$17	$34
Supplemental disclosure of non-cash activity
Common stock issued for outside services	79	271
Common stock issued for debt settlement	141	1,235
Common stock issued for converson of debt	6,143	-
Common stock issued for services	226	-
Common stock issued for exercise of warrants	9	-
Beneficial conversion feature related to November financing	150	-
Property and equipment acquired through capital leases and other financing	18	-

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2011, cash and cash equivalents amounted to $632,000 and we had a working capital deficit of approximately $2.4 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the six month ended June 30, 2011, our cash used in operating activities amounted $3.9 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our program in Nevada and Kansas and are currently in the process of implementing our Catasys contract in Massachusetts, which is expected to launch in August 2011. In aggregate, the contracts we have signed make our program available to 500,000 health plan members. We expect to generate revenue and cash from these contracts later this year. In addition, we have successfully reduced our operating expenses to better scale our ongoing operations.

As of August 10, 2011, we had a balance of approximately $232,000 cash on hand. We had working capital deficit of approximately $2.4 million at June 30, 2011 and have continued to deplete our cash position subsequent to June 30, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into August 2011, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.  We engaged a placement agent in July 2011 to assist us with raising additional capital.

Based on the provisions of our management services agreement (“MSA”) between us and our managed professional medical corporation, we have determined that it constitutes a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Management Service Agreement heading under Note 2, Summary of Significant Accounting Policies, for more discussion.

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

The revenues of our managed treatment centers, which we include in our consolidated financial statements, are derived from charging fees directly to patients for medical and mental health treatments, including the PROMETA Treatment Program.  Revenues from patients treated with PROMETA at our managed treatment center are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the PROMETA Treatment Program.  Revenues relating to the continuing care portion of the PROMETA Treatment Program are deferred and recorded over the period during which the continuing care services are provided.  Revenues related to other mental health and medical services are recognized when services are provided.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$2,957	$(2,477)	$1,005	$(5,626)
Net unrealized gain (loss) on marketable securities available for sale	-	-	-	(17)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	(666)	-	(679)
Comprehensive income (loss)	$2,957	$(3,143)	$1,005	$(6,322)

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

The following is a reconciliation of the weighted average common shares used to calculate basic net income (loss) per share to the weighted average common and potential common shares used to calculate diluted net income (loss) per share for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Numerator

Net income (loss)	$2,957	$(2,477)	$1,005	$(5,626)

Denominator

Weighted-average common shares outstanding	834,420	70,918	615,657	68,388

Shares used in calculation - basic	834,420	70,918	615,657	68,388

Stock options and warrants	61,467	-	105,122

Shares used in calculation - diluted	895,887	70,918	720,779	68,388

Net income (loss) per share

Basic	$0.00	$(0.03)	$0.00	$(0.08)

Diluted	$0.00	$(0.03)	$0.00	$(0.08)

For the three and six months ended  June 30, 2011, common equivalent shares, consisting of 61,467,341, and 105,122,118 ,of incremental common shares, respectively, issuable upon the exercise of stock options and warrants were excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 231 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2011, we had 216,167,387 vested and unvested shares outstanding and 13,938,009 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $1.0 million and $2.1 million for the three and six months ended June 30, 2011, compared to $1.1 million and $2.2 million for the same periods in 2010.

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

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three and six months ended June 30, 2011 amounted to $909,000 and $1.9 million compared to $1.0 million,  $1.8 million in 2010.

Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of  Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Council (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2011, there were 650,000 options granted to employees at the weighted average per share exercise price of $0.018, the fair market value of our common stock at the dates of grant. There were no options issued to employees for the same period in 2010. Employee and director stock option activity for the three and six months ended June 30, 2011, was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2010	206,418,600	$0.11
Cancelled	(13,700)	$0.68
Balance March 31, 2011	206,404,900	$0.11

Granted	650,000	$0.02
Cancelled	(728,000)	$0.12
Balance June 30, 2011	206,326,900	$0.11

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2011 and 2010, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2011, there was $2,273,740 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.78 years.

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

For the three and six months ended June 30, 2011, we issued 8,344,000 options at a $0.071 strike price as compensation for consulting services. There were no options and warrants granted for the same period in 2010. For the three and six months ended June 30, 2011 share-based compensation expense attributable to continuing operations relating to stock options and warrants related to non-employees amounted to $32,000 and was immaterial for same period in 2010.

Non-employee stock option activity for the three and six months ended June 30, 2011, was as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2010	1,537,000	$3.46
Granted	8,344,000	$0.07
Balance March 31, 2011	9,881,000	$0.60

Granted	-	$-
Balance June 30, 2011	9,881,000	$0.60

Common Stock

There were 32,134,000 shares issued of common stock in the three and six months ending June 30, 2011, respectively, valued at $1,028,000. For the same period in 2010, we issued 5,045,000 and 6,140,335 shares of common stock, respectively valued at $1,017,000 and $1,507,000 in exchange for various services and in settlement of claims. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and six months ended June 30, 2011 and 2010, share-based compensation expense relating to all common stock issued for consulting services was $55,000 and $134,000 compared to $211,000 and $377,000, respectively.

On March 17, 2011 the $5.9 million debenture notes including interest accrued through the same date, converted into 620,574,548 shares of common stock.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (“ESPP”), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our common stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our common stock issued pursuant to the ESPP and, thus, no expense incurred for the three and six months ended June 30, 2011 and 2010, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of June 30, 2011.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, managements has determined that all of the tax benefits for the period ended June 30, 2011 should be recognized.

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

Our marketable securities consisted of investments with the following maturities and approximate fair market values as of June 30, 2011 and December 31, 2010:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2010
Certificates of deposit	$133	$133	$-

Balance at June 30, 2011
Certificates of deposit	$159	$159	$-

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2011, for assets and liabilities measured at fair value:

			2011

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	159	-	-	159
Total assets	159	-	-	159

Warrant liabilities	-	-	879	879
Total liabilities	-	-	879	879

(Dollars in thousands)
Intangible assets	-	-	2,305	2,305
Total assets	-	-	2,305	2,305

Financial instruments classified as Level 3 in the fair value hierarchy as of June 30, 2011, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2011:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2010	$8,890
Transfers in/(out) of Level III	(9)
Change in Fair Value	(1,961)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2011	$6,920

Transfers in/(out) of Level III	-
Change in Fair Value	(6,040)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of June 30, 2011	$880

Intangible Assets

As of June 30, 2011, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
$4,361	$(2,056)	$2,305	11-16

During the three and six months ended June 30, 2011, we did not acquire any new intangible assets and at June 30, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three and six months ended June 30, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010, which supported the independent, comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2011	$118
2012	$236
2013	$236
2014	$236
2015	$236

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

As discussed under the heading Management Services Agreement below, we have an MSA with a managed medical corporation. Under this MSA, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of this managed medical corporation either involve us or are conducted for our benefit, as evidenced by the fact that under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loans provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreement

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the respective MSA. At June 30, 2011, there was one outstanding credit facility under which $10.9 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our Consolidated Balance Sheets at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
(in thousands)	2011	2010
Cash and cash equivalents	$31	$17
Receivables, net	7	7
Total assets	$38	24

Accounts payable	13	13
Note payable to Catasys, Inc.	10,896	10,444
Total liabilities	$10,909	10,457

Warrant Liabilities

We have issued warrants of our common stock in November 2007, September 2009, July 2010, September 2010, October 2010, and November 2010, and when we amended and restated the senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked to market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

For the three and six months ended June 30, 2011, we recognized non-operating gains of $6.0 million and  $8.0 million compared to $237,000 and $894,000, for the three and six months ended June 30, 2010, respectively, related to the revaluation of our warrant liabilities.

Recent Accounting Pronouncements

Recently Adopted Accounting Guidance

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

     In October 2009, the FASB issued guidance under the Multiple Element Revenue Arrangements topic of the Codification which requires separation of the consideration received in such arrangements by establishing a selling price hierarchy for determining the selling price of a deliverable, which will be based on available information in the following order: vendor-specific objective evidence, third-party evidence, or estimated selling price. It also eliminates the residual method of allocation, requires that the consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the arrangement to each deliverable on the basis of each deliverable’s selling price, and requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. These changes became effective for us on January 1, 2011, but did not have a material impact on our financial position or results of operations.

In June 2009, the FASB issued Statement No. 167 which is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  This guidance amends the consolidation guidance applicable to variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The adoption of this guidance is effective January 1, 2010. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2012. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively. We are required to adopt this standard as of the beginning of 2013. The adoption of this standard will only impact the presentation of our financial statements.

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and six months ended June 30, 2011 and 2010. Summary financial information for our two reportable segments is as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010
Healthcare services
Revenues	$2	$7	$10	$10
Income (Loss) before provision for income taxes	3,295	(511)	1,687	(1,175)
Assets *	1,014	-	1,014	-

License & Management services
Revenues	$61	$104	$140	$224
Loss before provision for income taxes	(336)	(1,964)	(673)	(4,431)
Assets *	2,467	7,486	2,467	7,486

Consolidated continuing operations
Revenues	$63	$111	$150	$234
Income (Loss) before provision for income taxes	2,959	(2,475)	1,014	(5,606)
Assets *	3,481	7,486	3,481	7,486

* Assets are reported as of June 30.

	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2011	2010	2011	2010

Healthcare Services	3,295	(511)	1,687	(1,175)
License & Management services	$(336)	$(1,964)	$(673)	$(4,431)
Income (Loss) from continuing operations before provision for income taxes	$2,959	$(2,475)	$1,014	$(5,606)

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We launched our program in Nevada in May 2011 and Kansas in June 2011.  We are in the process of implementing our previously announced contract in Massachusetts.  In aggregate the contracts that we have signed to date make our program available to approximately 500,000 health plan members.

The following table summarizes the operating results for Healthcare Services for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(in thousands)	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$2	$7	$10	$10

Operating Expenses
Cost of healthcare services	$129	$-	$235	-
General and administrative expenses
Salaries and benefits	1,935	502	$3,968	$1,121
Other expenses	682	16	1,385	64
Research and development	-	-	-	-
Impairment charges	-	-	-	-
Depreciation and amortization	2	-	2	-
Total operating expenses	$2,748	$518	$5,590	$1,185

Loss from operations	$(2,746)	$(511)	$(5,580)	$(1,175)
Interest and other income	1	-	4	-
Interest expense	-	-	(697)	-
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liabilities	6,040	-	8,001	-
Income (Loss) before provision for income taxes	$3,295	$(511)	$1,687	$(1,175)

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

The following table summarizes the operating results for License and Management services for the three and six months ended June 30, 2011 and 2010:

(In thousands, except patient treatment data)	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
U.S. licensees	$16	$30	$41	$75
Managed treatment centers	45	74	99	149
Total license and management revenues	$61	$104	$140	$224

Operating expenses
Cost of license and management services	$15	$51	$32	$75
General and administrative expenses
Salaries and benefits	181	856	376	1,853
Other expenses	113	1,767	225	3,635
Impairment losses	-	-	-	38
Depreciation and amortization	87	246	179	501
Total operating expenses	$396	$2,920	$812	$6,102

Loss from operations	$(335)	$(2,816)	$(672)	$(5,878)
Interest and other income	-	85	-	128
Interest expense	(1)	(134)	(2)	(271)
Gain on the sale of marketable securities	-	664	-	696
Change in fair value of warrant liabilities	-	237	-	894
Loss before provision for income taxes	$(336)	$(1,964)	$(674)	$(4,431)

PROMETA patients treated
U.S. licensees	4	7	11	18
Managed treatment centers	1	5	4	14
	5	12	15	32

Average revenue per patient treated (a)
U.S. licensees	$3,913	$4,371	$3,695	$4,191
Managed treatment centers	12,000	9,100	7,125	7,008
Overall average	5,530	6,342	4,610	5,424

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
(dollars in thousands, except where otherwise noted)	2011	2010
Long-term debt
Secured Convertible Promissary Note due November 9, 2012; interest payable at maturity (12% at December 31, 2010). $5,965,000 principal net of $141,000 unamortized discount at December 31, 2010.	$-	$5,824
Debt converted to common stock in March 2011
Total Short-term debt	$-	$5,824

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

Note 5.  Subsequent Events

On July 22, 2011, the Company entered into an agreement with a Placement Agent to raise capital.  As part of the agreement the Company agreed to pay the Placement Agent 7% of the aggregate gross proceeds raised in the placement, warrants to purchase common stock equal to 5% of the aggregate number of shares sold in the Placement, a 1% expense allowance, and a $10,000 advance to be applied toward the expense allowance.  There is no assurance that the Placement Agent will be successful with respect to securing a financing.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Catasys, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Catasys on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part II herein and Item 1A of Part I of our most recent Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services management company, providing specialized behavioral health management services for substance abuse to health plans, employers and unions through a network of licensed healthcare providers and its employees.  The Catasys substance dependence program (Ontrak™) was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions combining elements of traditional disease management and on-going “care coaching”, including our proprietary PROMETA® Treatment Program for alcoholism and stimulant dependence.  The PROMETA Treatment Program, which integrates behavioral, nutritional and medical components, is also available on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Operations

We have launched our integrated substance dependence solutions for third-party payors in Nevada and Kansas in May 2011 and June 2011, respectively. We are in the process of implementing our previously announced contract in Massachusetts. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain licensing agreements with physicians, hospitals and treatment providers for 8 sites in the United States, the number of active sites has decreased as a result of our streamline operations, removing field support personnel and significant reductions or eliminations of advertising related to the private pay business. Two of the company’s sites contributed to revenue in the three months ended June 30, 2011 and four sites contributed to revenue in the six months ended June 30, 2011. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally only in markets we are presently operating or where such sites will provide support for our Catasys products.  As such revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of facilities and healthcare providers that license our technology, and the number of patients that are treated by those providers using our PROMETA Treatment Program. We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

We currently manage, under a licensing agreement, one treatment center located in Santa Monica, California (dba The Center to Overcome Addiction).  We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. The center offers treatment with the PROMETA Treatment Program for dependencies on alcohol, cocaine and methamphetamines and also offers medical and psychosocial interventions for other substance dependencies and mental health disorders. The revenues and expenses of this center is included in our consolidated financial statements under accounting standards applicable to variable interest entities.  We are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Healthcare services revenues	$2	$7	$10	$10
License & Management services revenues	61	104	140	224
Total revenues	$63	$111	$150	$234

Operating expenses

Cost of healthcare services	$145	$51	$267	$75
General and administrative	2,910	3,141	5,953	6,673
Impairment losses	-	-	-	38
Depreciation and amortization	89	246	181	501
Total operating expenses	$3,144	$3,438	$6,401	$7,287

Loss from operations	$(3,081)	$(3,327)	$(6,251)	$(7,053)

Interest and other income	1	85	4	128
Interest expense	(1)	(134)	(699)	(271)
Gain on the sale of marketable securities	-	664	-	696
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liability	6,040	237	8,001	894
Gain (Loss) from operations before provision for income taxes	$2,959	$(2,475)	$1,014	$(5,606)
Provision for income taxes	2	$2	9	20
Net income (loss)	$2,957	$(2,477)	$1,005	$(5,626)

Basic and diluted net income (loss) per share:
Basic net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.08)

Basic weighted number of shares outstanding	834,420	70,918	615,657	68,388

Diluted net income (loss) per share	$0.00	$(0.03)	$0.00	$(0.08)

Diluted weighted number of shares outstanding	895,887	70,918	720,780	68,388

Summary of Consolidated Operating Results

The net income from continuing operations before provision for income taxes was $3.0 million and $1.0 million during the three and six months ended June 30, 2011, compared to a net loss of $2.5 million and $5.6 million during the three and six months ended June 30, 2010.  The change was primarily due to the $7.1 million gain in the change in fair value of the warrant liability, a decrease of $886,000 in operating expenses, resulting mainly from actions to streamline our healthcare services operations, and a $320,000 decrease in depreciation, partially offset by a $428,000 increase in interest expense related to the November 2010 financing (as described below) note payables.

Revenues

Revenue decreased by $48,000 and $84,000 for the three and six months ended June 30, 2011, compared to the same period in 2010, due mainly to a decline in licensed sites contributing to revenue and in the number of patients treated at our U.S licensed sites and the managed treatment center. This was partially offset by an increase in non-prometa revenue at the Center to Over Addiction. The number of patients treated decreased by 58% and 53% in the three and six months ended June 30, 2011 compared to the same period in 2010. The average revenue per patient treated at U.S. licensed sites and at PROMETA Centers decreased by $800 during the three and six months ended June 30, 2011, compared to the same period in 2010.

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

General and Administrative Expenses

Total general and administrative expenses decreased by $231,000 and $720,000 in the three and  six months ended June 30, 2011 compared to the same period in 2010. This decrease is attributable to a $488,000 decrease in salaries and benefits and $170,000 in other general and administrative expenses as a result of the streamlining of our operations.  For the three and six months ended June 30, 2011, general and administrative expenses included $1.0 million and $2.1 million, in non-cash expense for share-based compensation, respectively.

Depreciation and amortization decreased by $157,000 and $320,000 during the three and six months ended June 30, 2011, compared to the same period in 2010, primarily due to disposal of fixed assets in 2010.

Research and Development

Research and development expenses were immaterial for the three and six months ended June 30, 2011 and 2010, respectively.

Impairment Losses

There was no impairment loss related to property plant and equipment for the three and six months ended June 30, 2011, compared to $0 and $38,000 for the three and six months ended June 30, 2010. There was no impairment charge related to intellectual property in the three and six months ended June 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased by $428,000 for the six months ended June 30, 2011 compared to the same period in 2010 due to interest recorded on the note payables issued in association with the November 2010 financing.  During the 3 months ending June 30, 2011 interest expense decreased by $133,000 compared to the same period in 2010 due to the conversion of notes and interest payable into common stock.

Change in fair value of warrant liability

We issued warrants of our common stock in November 2007, September 2009, July 2010, October 2010, November 2010, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $5.8 million and $7.1 million for the three and six months ended June 30, 2011, compared to the same period in 2010.
.
 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 10, 2011, we had a balance of approximately $232,000 cash on hand. We had working capital deficit of approximately $1.8 million at June 30, 2011 and have continued to deplete our cash position subsequent to June 30, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into August 2011, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.  We engaged a placement agent in July 2011 to assist us with raising additional capital.

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

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our program in Nevada in May 2011 and Kansas in June 2011 and are currently in the process of implementing our Catasys contract in Massachusetts. In aggregate, the contracts we have signed make our program available to approximately 500,000 health plan members. We expect to generate revenue and cash from these contracts later this year.  However, there can be no assurance that we will generate such revenue. In addition, we have continued to reduce our operating expenses to better scale our ongoing operations.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. In the fourth quarter of 2010 and the first quarter of 2011, management reduced costs through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs during 2011 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We have continued to reduce expenditures for our licensee operations and focused on our promoting our Ontrak program.

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

Cash Flows

We used $3.9 million of cash for operating activities during the six months ended June 30, 2011, compared to $4.3 million of cash for operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based compensation expense), and the cost of healthcare services, which totaled approximately $4.1 million for the six months ended June 30, 2011 compared to $4.6 million for the same period in 2010. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

Capital expenditures for the three and six months ended June 30, 2011 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, required replacement of existing equipment, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2011 as we implement our recently executed contracts and we expect our current cash resources to cover expenses into August 2011. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We are seeking additional sources of capital, including through the placement agent we engaged in July 2011, but there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not obtain additional capital immediately, there is significant doubt as to whether we can continue to operate as a going concern. We will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

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

In August, 2009, we amended and restated the senior secured note with Highbridge to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note and to provisions that we would use a portion of any capital raised to redeem the note. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock, to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. In July 2010, we paid off the outstanding balance of the note from the net proceeds of the ARS redemptions.

During the year ended December 31, 2010, we issued common stock which triggered an anti-dilution adjustment to the 1.3 million warrants associated with the 2009 amended and restated senior and secured note held by Highbridge LLC. The adjustment resulted in an increase to the number of warrants outstanding in the amount of 1,960,000. We paid this note in full upon maturity in July 2010.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2011, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We have issued warrants of our common stock in November 2007, September 2009, July 2010, October 2010, November 2010, and when we amended and restated the Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to a net gain of $6.0 million and $8.0 million for the three and six months ended June 30, 2011 compared to net gain of $237,000 and $894,000 for the three and six months ended June 30, 2010, respectively.  The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2010 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three and six months ended June 30, 2011 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from our Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2011.

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

During the three and six months ended June 30, 2011 we did not acquire any new intangible assets and at June 30, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three and six months ended June 30, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010, which supported the independent , comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

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

In June 2009, the FASB issued Statement No. 167 which is a revision to FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities.”  This guidance amends the consolidation guidance applicable to variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The adoption of this guidance is effective January 1, 2010. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as defined in the Securities and Exchange Act of 1934, as amended, Rule 13a-15 and rule 15d-15(e) as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective as of the end of the period covered by this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There are no changes in our controls over financial reporting during the three and six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.              Risk Factors

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operating expenses and capital requirements into August 2011.  We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all. If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In March 2011, we issued 1,000,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning January 1, 2011 and ending March 31, 2011. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) a transaction by us not involving any public offering.

In July 2011, we issued 6,375,000 restricted shares of common stock to each of two consultants for investor relation services to be performed beginning June 23, 2011 and ending September 23, 2011. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

@Users of the XBRL data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: August 12, 2011	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)