Form 10-Q
period 2011-09-30
CATASYS, INC.
filed 2011-11-14
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes ☐            No ☑

As of November 9, 2011, there were 21,385,467 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands,except for number of shares)	September 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$53	$4,605
Receivables, net of allowance for doubtful accounts of $3 and $36, respectively	111	73
Prepaids and other current assets	292	183
Total current assets	456	4,861
Long-term assets
Property and equipment, net of accumulated depreciation of $5,693 and $5,864 respectively	113	194
Intangible assets, net of accumulated amortization of $2,115 and $1,938 respectively	2,246	2,423
Deposits and other assets	229	466
Total Assets	$3,044	$7,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,685	$1,665
Accrued compensation and benefits	773	706
Deferred revenue	15	-
Other accrued liabilities	1,243	1,036
Short-term debt, net of debt discount of $437 and $0, respectively	213	-
Total current liabilities	3,929	3,407
Long-term liabilities
Long-term debt	-	5,824
Deferred rent and other long-term liabilities	13	-
Warrant liabilities	1,059	8,890
Total liabilities	5,001	18,121

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 21,704,216 and 4,542,775 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	83	18
Additional paid-in-capital	202,055	192,578
Accumulated deficit	(204,095)	(202,773)
Total Stockholders' Deficit	(1,957)	(10,177)
Total Liabilities and Stockholders' Equity	$3,044	$7,944

See accompanying notes to the financial statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Healthcare services revenues	$3	$9	$13	$19
License & Management services revenues	54	95	194	319
Total revenues	$57	$104	$207	$338

Operating expenses

Cost of healthcare services	$161	$99	$428	$174
General and administrative	2,376	2,581	8,329	9,254
Impairment losses	-	1	-	39
Depreciation and amortization	85	204	266	705
Total operating expenses	$2,622	$2,885	$9,023	$10,172

Loss from operations	$(2,565)	$(2,781)	$(8,816)	$(9,834)

Interest and other income	-	1	4	129
Interest expense	(224)	(41)	(923)	(312)
Gain on the sale of marketable securities	-	-	-	696
Other than temporary impairment of marketable securities	-	(32)	-	-
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liability	464	913	8,465	1,807
Gain (Loss) from operations before provision for income taxes	$(2,325)	$(1,940)	$(1,311)	$(7,514)
Provision for income taxes	2	$2	11	22
Net income (loss)	$(2,327)	$(1,942)	$(1,322)	$(7,536)

Basic and diluted net income (loss) per share:*
Basic and diluted net income (loss) per share*	$(0.11)	$(0.97)	$(0.08)	$(4.18)

Weighted number of shares outstanding*	21,205	1,992	17,346	1,805

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2011	2010
Operating activities:
Net income (loss)	$(1,322)	$(7,536)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	266	705
Amortization of debt discount and issuance costs included in interest expense	747	147
Other than temporary impairment on marketable securities	-	(696)
Loss on debt extinguishment	41	-
Provision for doubtful accounts	12	35
Deferred rent	(22)	(269)
Share-based compensation expense	2,889	2,964
Fair value adjustment on warrant liability	(8,465)	(1,807)
Impairment losses	-	39
Gain on disposition of assets	2	-
Changes in current assets and liabilities:
Receivables	(50)	200
Prepaids and other current assets	129	45
Accounts payable and other accrued liabilities	666	(180)
Net cash used in operating activities	$(5,107)	$(6,353)

Investing activities:
Proceeds from sales and maturities of marketable securities	$-	$10,225
Proceeds from sales of property and equipment	7	1
Purchases of property and equipment	(18)	(1)
Deposits and other assets	(33)	-
Net cash provided by (used in) investing activities	$(44)	$10,225

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$2,000
Costs related to the issuance of common stock and warrants	-	(275)
Proceeds from bridge loan	650	-
Transaction Costs	(16)	-
Proceeds from UBS Line of Credit	-	450
Paydown on UBS line of credit	-	(6,908)
Paydown on senior secured note	-	(3,332)
Capital lease obligations	(35)	(39)
Net cash provided by (used in) financing activities	$599	$(8,104)

Net decrease in cash and cash equivalents	$(4,552)	$(4,232)
Cash and cash equivalents at beginning of period	4,605	4,595
Cash and cash equivalents at end of period	$53	$363

Supplemental disclosure of cash paid
Interest	$-	$154
Income taxes	$18	$51
Supplemental disclosure of non-cash activity
Common stock issued for outside services	448	271
Common stock issued for debt settlement	141	1,235
Common stock issued for converson of debt	6,143	-
Common stock issued for services	361	-
Common stock issued for exercise of warrants	9	-
Beneficial conversion feature related to November financing	150	-
Property and equipment acquired through capital leases and other financing	18	-

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2011, cash and cash equivalents amounted to $53,000 and we had a working capital deficit of approximately $3.5 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2011, our cash used in operating activities amounted to $5.1 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating revenue from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our program in Nevada, Kansas, and Massachusetts.  We have also signed an agreement with a health plan in Louisiana, which is expected to launch in the first quarter of 2012. In aggregate, the contracts we have signed make our program available to 520,000 health plan members. We expect to generate revenue and cash from these contracts later this year. In addition, we have successfully reduced our operating expenses to better scale our ongoing operations.

As of November 9, we had a balance of approximately $243,000 cash on hand. We had working capital deficit of approximately $3.5 million at September 30, 2011 and have continued to deplete our cash position subsequent to September 30, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through November 2011, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In August 2011, we entered into a Securities Purchase Agreement with Socius Capital Group, LLC ("Socius"), an affiliate of the Company, pursuant to which we received $650,000 and issued a secured convertible note (the "August 2011 Bridge Note") and a warrant to purchase an aggregate of 2,500,000 shares of the Company's common stock (the “Common Stock”) or in the event of a financing of at least $2,000,000 (a “Qualified Financing”), an amount equal to the price per share of the securities issued in Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares issued in the Qualified Financing at a purchase price of $0.32 per share (the "August 2011 Bridge Warrant").  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of Common Stock, (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. In October 2011, in connection with the October 2011 Bridge Note (as defined below) the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David E. Smith.  The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012, and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

In October 2011, we entered into a Securities Purchase Agreement with David E. Smith, pursuant to which we received $680,000 and issued a senior secured convertible note (the “October 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,615,385 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “October 2011 Bridge Warrant”).  The October 2011 Bridge Warrant expires on October 5, 2016. The October 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise of the October 2011 Bridge Warrant, the exercise price of the October 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The October 2011 Bridge Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The October 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the October 2011 Bridge Note if converted at the holder's option is equal to the lower of (i) $0.26 per share of Common Stock and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company.

In November 2011, we entered into Amended and Restated Secured Convertible Promissory Notes (the “Amended and Restated Notes”) with Socius and David E. Smith (collectively, the “Parties”), to increase the outstanding principal amounts under August 2011 Bridge Note by $160,000 and under the October 2011 Bridge Note by $100,000. In connection with the Amended and Restated Notes additional warrants were issued to such respective parties to purchase an additional 615,385 and 384,615 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2011 Warrants”).  The exercise price of and number of shares of Common Stock underlying the November 2011 Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Amended and Restated Notes and any accrued interest are convertible at the holder’s option into Common Stock or securities in the Qualified Financing.  The conversion price for the Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing.  In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with the Parties to amend the Consent Agreement to adjust the Parties respective sharing percentages in recoveries against collateral securing the Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

Based on the provisions of our management services agreement (“MSA”) between us and our managed professional medical corporation, we have determined that our managed professional medical corporation constitutes a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Management Service Agreement heading under Note 2, Summary of Significant Accounting Policies, for more discussion.

All intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

Healthcare Services

Our Catasys contracts are generally designed to provide fees to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed.  In some cases we receive lump sum fee upon member enrollment.  In such cases we recognize the lump sum fee ratably over the length of member enrollment.

License and Management Services

Our license and management services revenues are derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which requires the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which according to our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

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

Cost of Healthcare Services

Healthcare Services

The cost of healthcare services is recognized in the period in which an enrolled member actually receives services. We contract with various healthcare providers, including licensed medical and behavioral healthcare professionals on a contracted fee-for-service basis to provide services to members enrolled in our programs.  Healthcare services costs also include direct labor costs for our employees who work directly with members.

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

Comprehensive Income (Loss)

Our comprehensive income (loss) is as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(2,327)	$(1,942)	$(1,322)	$(7,536)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	-	-	(696)
Comprehensive income (loss)	$(2,327)	$(1,942)	$(1,322)	$(8,232)

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

Common equivalent shares, consisting of 7,414,381 and 649,067 of incremental common shares as of September 30, 2011 and 2010, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive. The number of shares has been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 5.8 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2011, we had an aggregate of 5,055,772 vested and unvested shares outstanding and 696,825 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $715,000 and $2.9 million for the three and nine months ended September 30, 2011, compared to $800,000 and $3.0 million for the same periods in 2010.

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

Share-based compensation expense attributable to continuing operations recognized for employees and directors for the three and nine months ended September 30, 2011 amounted to $668,000 and $2.6 million compared to $765,000  and  $2.6 million in 2010.

Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, includes compensation expense for share-based payment awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the pro-forma provisions of  Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Council (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2011, there were 0 and 16,250 options, respectively, granted to employees at the weighted average per share exercise price of $0.72, the fair market value of our common stock at the dates of grant. For the same periods in 2010 we issued 10,000 and 10,000 options, respectively, at a weighted average per share exercise price of $4.40. Employee and director stock option activity for the three and nine months ended September 30, 2011, was as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2010	5,157,017	4.4
Cancelled	(343)	27.20
Balance March 31, 2011	5,156,674	4.40

Granted	16,250	0.73
Cancelled	(18,200)	4.80
Balance June 30, 2011	5,154,724	4.39

Cancelled	(324,144)	2.49
Balance September 30, 2011	4,830,580	4.51

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2011 and 2010 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (SAB) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2011, there was $1,706,147 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.43 years.

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

For the three and nine months ended September 30, 2011, we issued 0 and 208,605 options, respectively, at a $2.84 per share exercise price as compensation for consulting services. There were no options and warrants granted for the same period in 2010. For the three and nine months ended September 30, 2011 share-based compensation expense attributable to continuing operations relating to stock options and warrants related to non-employees amounted to $6,000 and $39,000, respectively, and was immaterial for the same periods in 2010.

Non-employee stock option activity for the three and nine months ended September 30, 2011, was as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2010	35,805	138.59

Granted	208,600	2.84

Balance March 31, 2011	244,405	22.73

Cancelled	-	-

Balance June 30, 2011	244,405	22.73

Cancelled	(19,550)	134.86

Balance September 30, 2011	224,855	12.98

Common Stock

During the three months and nine months ended September 30, 2011, we issued 843,750 and 1,328,349 shares of common stock respectively valued at $360,000 and $1.3 million, in exchange for various services and in settlement of claims. For the same period in 2010, we issued 250,000 and 402,500 shares of common stock, valued at $2.0 million and $3.5 million, respectively. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and nine months ended September 30, 2011 and 2010, share-based compensation expense relating to all common stock issued for consulting services was $149,000 and  $315,000, compared to $24,000 and $401,000, respectively.

On March 17, 2011, the $5.9 million debenture notes, including interest accrued through the same date, converted into 15,154,364 shares of common stock.

On September 6, 2011, the Company declared a reverse stock split of its common stock at a 40-for-1 ratio.  Catasys shareholders received one new share of Common Stock for every forty shares held.  The reverse stock split, which was approved by Catasys’s shareholders in March 2011, reduced the number of shares of outstanding Common Stock to approximately 21 million.  In lieu of fractional shares, shareholders received cash.

Employee Stock Purchase Plan

We have a qualified employee stock purchase plan (“ESPP”), approved by our stockholders, which allows qualified employees to participate in the purchase of designated shares of our Common Stock at a price equal to 85% of the lower of the closing price at the beginning or end of each specified stock purchase period. There were no shares of our Common Stock issued pursuant to the ESPP and, thus, no expense incurred for the three and nine months ended September 30, 2011 and 2010, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of September 30, 2011.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2011 should be recognized.

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

Our marketable securities consisted of investments with the following maturities and approximate fair market values as of September 30, 2011 and December 31, 2010:

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2010
Certificates of deposit	$133	$133	$-

Balance at September 30, 2011
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

The following table summarizes fair value measurements by level at September 30, 2011 and December 31, 2010 for assets and liabilities measured at fair value:

	Balance at September 30, 2011

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	159	-	-	159
Total assets	159	-	-	159

Warrant liabilities	-	-	1,059	1,059
Total liabilities	-	-	1,059	1,059

(Dollars in thousands)
Intangible assets	-	-	2,246	2,246
Total assets	-	-	2,246	2,246

	Balance at December 31, 2010

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	133	-	-	133
Total assets	133	-	-	133

Warrant liabilities	-	-	8,890	8,890
Total liabilities	-	-	8,890	8,890

(Dollars in thousands)
Intangible assets	-	-	2,423	2,423
Total assets	-	-	2,423	2,423

Financial instruments classified as Level 3 in the fair value hierarchy as of September 30, 2011, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2011:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2010	$8,890
Transfers in/(out) of Level III	(9)
Change in Fair Value	(1,961)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2011	$6,920

Transfers in/(out) of Level III	-
Change in Fair Value	(6,040)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of June 30, 2011	$880

Transfers in/(out) of Level III	643
Change in Fair Value	(464)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of September 30, 2011	$1,059

Intangible Assets

As of September 30, 2011, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
Intellectual property	$4,361	$(2,115)	$2,246	9-14

During the three and nine months ended September 30, 2011, we did not acquire any new intangible assets and at September 30, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three and nine months ended September 30, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010 and September 30, 2011, which supported the independent, comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2011	$59
2012	$236
2013	$236
2014	$236
2015	$236

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the respective MSA. At September 30, 2011, there was one outstanding credit facility under which $11.1 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our Consolidated Balance Sheets at September 30, 2011 and December 31, 2010 are as follows:

(in thousands)	September 30, 2011	December 31, 2010
Cash and cash equivalents	$29	17
Receivables, net	7	7
Total assets	$36	24

Accounts payable	16	13
Note payable to Catasys, Inc.	11,124	10,444
Total liabilities	11,140	10,457

Warrant Liabilities

We have issued warrants to purchase our Common Stock in November 2007, September 2009, July 2010, September 2010, October 2010, November 2010, and August 2011, and when we amended and restated the senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked to market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

For the three and nine months ended September 30, 2011, we recognized non-operating gains of $464,000 and  $8.5 million, respectively, compared to $913,000 and $1.8 million, for the three and nine months ended September 30, 2010, respectively, related to the revaluation of our warrant liabilities.

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

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and nine months ended September 30, 2011 and 2010. Summary financial information for our two reportable segments is as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Healthcare services
Revenues	$3	$9	$13	$19
Income (Loss) before provision for income taxes	(1,922)	(575)	(235)	(1,750)
Assets *	673	-	673	-

License & Management services
Revenues	$54	$95	$194	$319
Loss before provision for income taxes	(403)	(1,333)	(1,076)	(5,764)
Assets *	2,371	3,482	2,371	3,482

Consolidated continuing operations
Revenues	$57	$104	$207	$338
Income (Loss) before provision for income taxes	(2,325)	(1,908)	(1,311)	(7,514)
Assets *	3,044	3,482	3,044	3,482

* Assets are reported as of September 30.

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Healthcare Services	$(1,922)	$(575)	$(235)	$(1,750)
License & Management services	(403)	(1,333)	(1,076)	(5,764)
Income (Loss) from continuing operations before provision for income taxes	$(2,325)	$(1,908)	$(1,311)	$(7,514)

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We launched our program in Nevada in May 2011, Kansas in June 2011, and Massachusetts in August 2011.  We have also signed an agreement with a health plan in Louisiana, which is expected to launch in the first quarter of 2012.    In aggregate the contracts that we have signed to date make our program available to approximately 520,000 health plan members.

The following table summarizes the operating results for Healthcare Services for the three and nine months ended September 30, 2011 and 2010:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenues	$3	$9	$13	$19

Operating Expenses
Cost of healthcare services	27	-	$262	-
General and administrative expenses
Salaries and benefits	1,477	529	5,445	1,650
Other expenses	661	55	2,046	119
Depreciation and amortization	1	-	3	-
Total operating expenses	$2,166	$584	$7,756	$1,769

Loss from operations	$(2,163)	$(575)	$(7,743)	$(1,750)
Interest and other income	-	-	4	-
Interest expense	(223)	-	(920)	-
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liabilities	464	-	8,465	-
Income (Loss) before provision for income taxes	$(1,922)	$(575)	$(235)	$(1,750)

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

The following table summarizes the operating results for License and Management services for the three and nine months ended September 30, 2011 and 2010:

(In thousands, except patient treatment data)	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues
U.S. licensees	$16	$30	$57	$106
Managed treatment centers	38	65	137	213
Total license and management revenues	$54	$95	$194	$319

Operating expenses
Cost of license and management services	$133	$99	$165	$174
General and administrative expenses
Salaries and benefits	145	1,595	521	5,243
Other expenses	94	402	318	2,242
Impairment losses	-	1	-	39
Depreciation and amortization	84	204	263	705
Total operating expenses	$456	$2,301	$1,267	$8,403

Loss from operations	$(402)	$(2,206)	$(1,073)	$(8,084)
Interest and other income	-	1	-	129
Interest expense	(1)	(41)	(3)	(312)
Gain on the sale of marketable securities	-	-	-	696
Other than temorary impairment of marketable securities	-	(32)	-	-
Change in fair value of warrant liabilities	-	913	-	1,807
Loss before provision for income taxes	$(403)	$(1,333)	$(1,076)	$(5,764)

PROMETA patients treated
U.S. licensees	3	6	14	24
Managed treatment centers	-	7	4	21
	3	13	18	45

Average revenue per patient treated (a)
U.S. licensees	$5,500	$5,017	$4,082	$4,398
Managed treatment centers	-	2,972	7,125	3,213
Overall average	5,500	3,916	4,758	3,845

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
(dollars in thousands, except where otherwise noted)	2011	2010
Short-term debt
Senior secured note due January 5, 2012; interest payable at maturity (12% at September 30, 2011). $650,000 principal net of $437,000 unamortized discount at September 30, 2011.	$213	$-
Total Short-term debt	$213	$-

	September 30,	December 31,
(dollars in thousands, except where otherwise noted)	2011	2010
Long-term debt
Secured Convertible Promissary Note due November 9, 2012; interest payable at maturity (12% at December 31, 2010). $5,965,000 principal net of $141,000 unamortized discount at December 31, 2010.	$-	$5,824
Debt converted to common stock in March 2011
Total Short-term debt	$-	$5,824

In August 2011, we entered into a Securities Purchase Agreement with Socius Capital Group, LLC ("Socius"), an affiliate of the Company, pursuant to which we received $650,000 and issued a secured convertible note (the "August 2011 Bridge Note") and a warrant to purchase an aggregate of 2,500,000 shares of the Company's common stock (the “Common Stock”) or in the event of a financing of at least $2,000,000 (a “Qualified Financing”), an amount equal to the price per share of the securities issued in Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares issued in the Qualified Financing at a purchase price of $0.32 per share (the "August 2011 Bridge Warrant"). The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion. The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing. The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of Common Stock, (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. In October 2011, in connection with the October 2011 Bridge Note (as defined below) the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David E. Smith. The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012, and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

In November 2010, the Company completed a private placement with certain accredited investors, including Socius, an affiliate of our Chairman and Chief Executive Officer, and Mr. Jay Wolf, a director of the Company, for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the offering. In addition, the Company issued warrants to purchase 141,750 shares of common stock at an exercise price $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of Common Stock at a price of $0.40 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes were to mature on the second anniversary of the closing.  The Notes were secured by a first priority security interest in all of the Company’s assets. Pursuant to the terms, the Notes and any accrued interest converted automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.40 per share, subject to certain adjustments, including certain share issuances below $0.40 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and, at such times, the outstanding principal under the Notes plus accrued interest automatically converted into 15,514,364 shares of Common Stock.. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more received five-year warrants.  One non-affiliated investor received 549,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share.

On March 17, 2011 the Notes including interest accrued through the same date, converted into 15,514,364 shares of common stock.

Note 5.  Subsequent Events

In October 2011, two contracts with consulting firms for investor relations services were terminated.  In connection with the termination all previously issued shares for services were returned to the Company and subsequently cancelled.

In October 2011, we entered into a Securities Purchase Agreement with David E. Smith, pursuant to which we received $680,000 and issued a senior secured convertible note (the “October 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,615,385 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “October 2011 Bridge Warrant”).  The October 2011 Bridge Warrant expires on October 5, 2016. The October 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise of the October 2011 Bridge Warrant, the exercise price of the October 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The October 2011 Bridge Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The October 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the October 2011 Bridge Note if converted at the holder's option is equal to the lower of (i) $0.26 per share of Common Stock and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company.

In November 2011, we entered into Amended and Restated Secured Convertible Promissory Notes (the “Amended and Restated Notes”) with Socius and David E. Smith (collectively, the “Parties”), to increase the outstanding principal amounts under August 2011 Bridge Note by $160,000 and under the October 2011 Bridge Note by $100,000. In connection with the Amended and Restated Notes additional warrants were issued to such respective parties to purchase an additional 615,385 and 384,615 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2011 Warrants”).  The exercise price of and number of shares of Common Stock underlying the November 2011 Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Amended and Restated Notes and any accrued interest are convertible at the holder’s option into Common Stock or securities in the Qualified Financing.  The conversion price for the Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing.  In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with the Parties to amend the Consent Agreement to adjust the Parties respective sharing percentages in recoveries against collateral securing the Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

Note 6. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on September 6, 2011.

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

Operations

We have launched our integrated substance dependence solutions for third-party payors in Nevada, Kansas, and Massachusetts in the second and third quarters of 2011.  We are in the process of implementing a fourth health plan contract which is expected to commence in the first quarter of 2012. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain licensing agreements with physicians, hospitals and treatment providers for 8 sites in the United States, the number of active sites has decreased as a result of streamlining our operations, removing field support personnel and significant reductions or eliminations of advertising related to the private pay business. One of the company’s sites contributed to revenue in the three months ended September 30, 2011, and four sites contributed to revenue in the nine months ended September 30, 2011. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally only in markets we are presently operating or where such sites will provide support for our Catasys managed care products.  As such license revenues are generally related to the number of patients treated, key indicators of our financial performance for the PROMETA Treatment Program will be the number of patients that are treated by those providers using our PROMETA Treatment Program. We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three and nine months ended September 30, 2011 and 2010:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Healthcare services revenues	$3	$9	$13	$19
License & Management services revenues	54	95	194	319
Total revenues	$57	$104	$207	$338

Operating expenses

Cost of healthcare services	$161	$99	$428	$174
General and administrative	2,376	2,581	8,329	9,254
Impairment losses	-	1	-	39
Depreciation and amortization	85	204	266	705
Total operating expenses	$2,622	$2,885	$9,023	$10,172

Loss from operations	$(2,565)	$(2,781)	$(8,816)	$(9,834)

Interest and other income	-	1	4	129
Interest expense	(224)	(41)	(923)	(312)
Gain on the sale of marketable securities	-	-	-	696
Other than temporary impairment of marketable securities	-	(32)	-	-
Loss on debt extinguishment	-	-	(41)	-
Change in fair value of warrant liability	464	913	8,465	1,807
Gain (Loss) from operations before provision for income taxes	$(2,325)	$(1,940)	$(1,311)	$(7,514)
Provision for income taxes	2	$2	11	22
Net income (loss)	$(2,327)	$(1,942)	$(1,322)	$(7,536)

Basic and diluted net income (loss) per share:*
Basic and diluted net income (loss) per share*	$(0.11)	$(0.97)	$(0.08)	$(4.18)

Weighted number of shares outstanding*	21,205	1,992	17,346	1,805

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes was $2.3 million and $1.3 million during the three and nine months ended September 30, 2011, compared to a net loss of $1.9 million and $7.5 million during the three and nine months ended September 30, 2010.  The change was primarily due to the $6.7 million gain in the change in fair value of the warrant liability, a decrease of $1.1 million in operating expenses, resulting mainly from actions to streamline our operations, and a $439,000 decrease in depreciation, partially offset by a $611,000 increase in interest expense related to the August 2011 note payable and the November 2010 notes payable upon conversion in March 2011.

Revenues

Revenue decreased by $47,000 and $131,000 for the three and nine months ended September 30, 2011, compared to the same periods in 2010 largely due to the elimination of promotional activities related to PROMETA. This was partially offset by an increase in non-prometa revenue at the Center to Over Addiction. The number of patients treated decreased by 77% and 60% in the three and nine months ended September 30, 2011 compared to the same period in 2010. The average revenue per patient treated at U.S. licensed sites and at PROMETA Centers decreased by $354 and $790 during the three and nine months ended September 30, 2011, compared to the same period in 2010.  A significant portion of our Healthcare Services fees are subject to performance guarantees.  The portion that is subject to such performance guarantees is recorded as deferred revenue until the guarantees are satisfied.

Cost of Healthcare Services

We contract with various healthcare providers, including licensed medical and behavioral healthcare professionals on a contracted fee-for-service basis to provide services to members enrolled in our programs. The cost of healthcare services is recognized in the period in which an enrolled member actually receives services. Cost of healthcare services also consists of royalties we pay for the use of the PROMETA Treatment Program, direct labor costs for our employees who work directly with members and costs incurred by our consolidated managed treatment center (The Center to Overcome Addiction) for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The increase in these costs is primarily due to an increase in direct labor costs related to the recently executed contracts for the OnTrak program.

General and Administrative Expenses

Total general and administrative expenses decreased by $205,000 and $925,000 for the three and nine months ended September 30, 2011 compared to the same periods in 2010. This decrease is attributable to a $927,000 decrease in salaries and benefits.  For the three and nine months ended September 30, 2011, general and administrative expenses included $818,000 and $2.9 million, in non-cash expense for share-based compensation, respectively.

Depreciation and amortization decreased by $119,000 and $439,000 during the three and nine months ended September 30, 2011, compared to the same periods in 2010, primarily due to disposal of fixed assets in 2010.

Research and Development

Research and development expenses were immaterial for the three and nine months ended September 30, 2011 and 2010, respectively.

Impairment Losses

There was no impairment loss related to property plant and equipment for the three and nine months ended September 30, 2011, compared to $1,000 and $39,000 for the three and nine months ended September 30, 2010. There was no impairment charge related to intellectual property in the three and nine months ended September 30, 2011 and 2010, respectively.

Interest Expense

Interest expense increased by $183,000 and $611,000 for the three and nine months ended September 30, 2011 compared to the same periods in 2010 due to interest recorded on the note payables issued in association with the August 2011 Bridge Note and the November 2010 notes payable upon conversion in March 2011.

Change in fair value of warrant liability

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net loss of $449,000 and a net gain of $6.7 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of November 9, 2011, we had a balance of approximately $243,000 cash on hand. We had working capital deficit of approximately $3.5 million at September 30, 2011 and have continued to deplete our cash position subsequent to September 30, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through November 2011, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.  We have received loans from two of our large shareholders to fund operations for the last few months while we seek additional capital, but there is no assurance that they or anyone else will continue to provide additional capital.

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

In November 2010, we completed a private placement with certain accredited investors, including Socius, an affiliate of our Chairman and Chief Executive Officer, and Mr. Jay Wolf, a director of the Company, for gross proceeds of $6.9 million (the “Offering”). Of the gross proceeds, $503,000 represented the exchange of the Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the Offering. In addition, the Company issued warrants to purchase 141,750 shares of Common Stock at an exercise price $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a price of $0.40 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “Notes”) to the investors on a pro rata basis. The Notes were to mature on the second anniversary of the closing.  The Notes were secured by a first priority security interest in all of the Company’s assets. Pursuant to the terms, the Notes and any accrued interest converted automatically into Common Stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.40 per share, subject to certain adjustments, including certain share issuances below $0.40 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and, at such time, the outstanding principal under the Notes plus accrued interest automatically converted to 15,514,364 shares of Common Stock. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more would receive five-year warrants.  One non-affiliated investor received 549,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share. The net cash proceeds to the Company from the Offering were estimated to be $6.4 million inclusive of the October transaction and after offering expenses.

In August 2011, we entered into a Securities Purchase Agreement with Socius Capital Group, LLC ("Socius"), an affiliate of the Company, pursuant to which we received $650,000 and issued a secured convertible note (the "August 2011 Bridge Note") and a warrant to purchase an aggregate of 2,500,000 shares of the Company's common stock (the “Common Stock”) or in the event of a financing of at least $2,000,000 (a “Qualified Financing”), an amount equal to the price per share of the securities issued in Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares issued in the Qualified Financing at a purchase price of $0.32 per share (the "August 2011 Bridge Warrant").  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of Common Stock, (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. In October 2011, in connection with the October 2011 Bridge Note (as defined below) the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David E. Smith.  The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012, and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

In October 2011, we entered into a Securities Purchase Agreement with David E. Smith, pursuant to which we received $680,000 and issued a senior secured convertible note (the “October 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,615,385 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “October 2011 Bridge Warrant”).  The October 2011 Bridge Warrant expires on October 5, 2016. The October 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise of the October 2011 Bridge Warrant, the exercise price of the October 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The October 2011 Bridge Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The October 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the October 2011 Bridge Note if converted at the holder's option is equal to the lower of (i) $0.26 per share of Common Stock and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company.

In November 2011, we entered into Amended and Restated Secured Convertible Promissory Notes (the “Amended and Restated Notes”) with Socius and David E. Smith (collectively, the “Parties”), to increase the outstanding principal amounts under August 2011 Bridge Note by $160,000 and under the October 2011 Bridge Note by $100,000. In connection with the Amended and Restated Notes additional warrants were issued to such respective parties to purchase an additional 615,385 and 384,615 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2011 Warrants”).  The exercise price of and number of shares of Common Stock underlying the November 2011 Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Amended and Restated Notes and any accrued interest are convertible at the holder’s option into Common Stock or securities in the Qualified Financing.  The conversion price for the Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing.  In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with the Parties to amend the Consent Agreement to adjust the Parties respective sharing percentages in recoveries against collateral securing the Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We have launched our programs in Nevada, Kansas, and Massachusetts in the first and second quarters of 2011, and we expect to launch an additional program in the first quarter or 2012. In aggregate, the contracts we have signed make our program available to approximately 520,000 health plan members. We have begun to generate fees from the launched programs and expect to increase enrollment and fees from these contracts later this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to try to find areas to reduce our operating expenses.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of Common Stock. In the fourth quarter of 2010 and the first quarter of 2011, management reduced costs through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs during the balance of  2011 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of Common Stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We have continued to focus on promoting our OnTrak program.

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

Cash Flows

We used $5.1 million of cash for operating activities during the nine months ended September 30, 2011, compared to $6.4 million of cash for operating activities during the same period last year. Use of funds in operating activities include general and administrative expense (excluding share-based compensation expense), and the cost of healthcare services, which totaled approximately $5.9 million for the nine months ended September 30, 2011 compared to $6.5 million for the same period in 2010. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations.

In August 2011, we entered into a Securities Purchase Agreement with Socius Capital Group, LLC ("Socius"), an affiliate of the Company, pursuant to which we received $650,000 and issued a secured convertible note (the "August 2011 Bridge Note") and a warrant to purchase an aggregate of 2,500,000 shares of the Company's common stock (the “Common Stock”) or in the event of a financing of at least $2,000,000 (a “Qualified Financing”), an amount equal to the price per share of the securities issued in Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares issued in the Qualified Financing at a purchase price of $0.32 per share (the "August 2011 Bridge Warrant").  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of Common Stock, (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. In October 2011, in connection with the October 2011 Bridge Note (as defined below) the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David E. Smith.  The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012, and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

In October 2011, we entered into a Securities Purchase Agreement with David E. Smith, pursuant to which we received $680,000 and issued a senior secured convertible note (the “October 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,615,385 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “October 2011 Bridge Warrant”).  The October 2011 Bridge Warrant expires on October 5, 2016. The October 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise of the October 2011 Bridge Warrant, the exercise price of the October 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The October 2011 Bridge Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The October 2011 Bridge Note and any accrued interest are convertible at the holders' option into Common Stock or the securities issued in the next Qualified Financing.  The conversion price for the October 2011 Bridge Note if converted at the holder's option is equal to the lower of (i) $0.26 per share of Common Stock and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company.

In November 2011, we entered into Amended and Restated Secured Convertible Promissory Notes (the “Amended and Restated Notes”) with Socius and David E. Smith (collectively, the “Parties”), to increase the outstanding principal amounts under August 2011 Bridge Note by $160,000 and under the October 2011 Bridge Note by $100,000. In connection with the Amended and Restated Notes additional warrants were issued to such respective parties to purchase an additional 615,385 and 384,615 shares of the Common Stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of Common Stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2011 Warrants”).  The exercise price of and number of shares of Common Stock underlying the November 2011 Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Amended and Restated Notes and any accrued interest are convertible at the holder’s option into Common Stock or securities in the Qualified Financing.  The conversion price for the Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of Common Stock into which any security is convertible in any Qualified Financing.  In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with the Parties to amend the Consent Agreement to adjust the Parties respective sharing percentages in recoveries against collateral securing the Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

Capital expenditures for the three and nine months ended September 30, 2011 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, implementation of current and future contracts, required replacement of existing equipment, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the first half of 2012 as we implement our recently executed contracts and we expect our current cash resources to cover expenses through November 2011. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  If we do not obtain additional capital immediately, there is significant doubt as to whether we can continue to operate as a going concern. We will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

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

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2011, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to the estimation of the fair value of warrant liabilities, share-based compensation expense, the impairment assessments for intangible assets, and the valuation of marketable securities; involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants of our Common Stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, and when we amended and restated the Highbridge senior secured note in July 2008. The warrant agreements include provisions that require us to record them as a liability, at fair value, pursuant to FASB accounting rules, including provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise, which is considered outside of our control. The warrant liabilities are marked-to-market each reporting period and changes in fair value are recorded as a non-operating gain or loss in our statement of operations, until they are completely settled or expire. The fair value of the warrants is determined each reporting period using the Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, interest rates and expected term.

The change in fair value of the warrant liabilities amounted to a net gain of $464,000 and $8.5 million for the three and nine months ended September 30, 2011 compared to net gain of $913,000 and $1.8 million for the three and nine months ended September 30, 2010, respectively.  The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2010 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three and nine months ended September 30, 2011 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from our Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2011.

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

During the three and nine months ended September 30, 2011 we did not acquire any new intangible assets and at September 30, 2011, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the three and nine months ended September 30, 2011, we relied upon the 2009 external valuation and internal analysis at December 31, 2010 and September 30, 2011, which supported the independent , comprehensive valuation analysis and report intended to provide us with guidance with respect to (i) the determination of the fair value of certain patent rights (“PROMETA Rights”) or the (“Patents”) for the PROMETA Treatment Program (the “PROMETA Program”) and, (ii) appropriate useful lives over which the Patents should be amortized (the “Valuation Opinion and Report”).This Valuation Opinion and Report was and will be used by us to fulfill our obligations under ASC 820 to determine the fair value of intangible assets on our balance sheet for financial reporting purposes. In order to assist the third party in its valuation analysis: Management performed a comprehensive review of our business, operations, and prospects of the patents on a standalone basis, the historical performance of the Company in relation to the Patents, future expectations relating to the Patents and financial statement projections related to the Patents. Management provided revenue projections for the PROMETA Program, including revenue derived from Catasys Health which includes use of the PROMETA Program, over the remaining useful life of the Patents.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our chief executive officer and our chief financial officer, the effectiveness of our system of disclosure controls and procedures as defined in the Securities and Exchange Act of 1934, as amended, Rule 13a-15 and rule 15d-15(e) as of the end of the period covered by this report. Based on this evaluation our chief executive officer and our chief financial officer have determined that they are effective as of the end of the period covered by this report.  There were no changes in the internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There are no changes in our controls over financial reporting during the three and nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

There have been no material changes in our legal proceedings from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 1A.               Risk Factors

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operating expenses and capital requirements through November 2011.  We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all. If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In September 2011, we issued 25,000 restricted shares of Common Stock to a consultant for investor relation services to be performed beginning January 1, 2011 and ending June 30, 2011. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction by us not involving any public offering.

In September 2011 we issued 500,000 shares to a consultant for Investor Relations advisory services. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act as a transaction by us not involving any public offering.

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CATASYS, INC.
Date: November 14, 2011	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)