Form 10-K
period 2011-12-31
CATASYS, INC.
filed 2012-03-30
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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
Common Stock, Par Value $0.0001 Per Share
(Title of Class)

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

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $3,279,976.54 based on the $0.40 closing price on the Pink Sheets on that date. This amount excludes the value of 7,279,741 shares of common stock directly or indirectly held by the registrant’s affiliates.

As of March 29, 2012, there were 33,901,395 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2011

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

ITEM 1.                  BUSINESS

Overview

On March 17, 2011, Catasys, Inc. (formerly Hythiam, Inc.)  (the “Company”) issued a press release announcing a change in the Company’s corporate name to Catasys, Inc.  In connection therewith, the management of the Company determined that it was in the best interests of the Company to change the trading symbol of the Company’s common stock, par value $0.0001 per share. Effective March 17, 2011, the common stock of the Company, par value $0.0001 per share began trading under CATS.PK.

As used herein, “we,” “us,” “our” or the “Company” refers to Catasys, Inc.

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat substance dependence members through a network of licensed healthcare providers and our employees.  The Catasys substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions combining long term “care coaching.”  Catasys also offers the PROMETA® Treatment Program for alcoholism and stimulant dependence on a private pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

The PROMETA Treatment Program is designed for use by health care providers seeking to treat individuals diagnosed with dependencies to alcohol, cocaine or methamphetamine, as well as combinations of these drugs.  The PROMETA Treatment Program includes nutritional supplements, FDA-approved oral and IV medications used off-label and separately administered in a unique dosing algorithm.

We have not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months.

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

Generally, treatment is provided in facilities that are funded through local, state or federal government or not-for-profit organizations, or paid in part by health insurance as a covered benefit to insured members or on a private pay basis.  To the extent that treatment is paid for under a health insurance benefit that benefit is administered and/or insured by health insurance plans or it may be sub-contracted by the health insurance provider to specialty managed behavioral health organizations.  Our customers are primarily those health insurance plans, unions, and employers that are at risk for the health care costs of their members.

Conventional forms of treatment for substance dependence generally focus on the psychosocial aspect of the disease, conducted through residential or outpatient treatment centers, individual counseling and self-help programs like Alcoholics Anonymous and Narcotics Anonymous. Such services are paid for by government funds as covered health insurance benefits or out-of-pocket on private pay basis.

Pharmacological options for alcohol dependence exist and a number of pharmaceutical companies have introduced or announced drugs to treat alcohol dependence. We also believe the best results can be achieved in programs such as ours that integrates psychosocial and medical treatment modalities and provide longer term support in the form of telephonic care coaching.

Our Market

Health Plans, Employers and Unions

The true impact of substance dependence is often under-identified by organizations that provide healthcare benefits. The reality is that substance dependent individuals:

•	are prevalent in any organization;

•	cost health plans and employers a disproportionate amount of money;

•	have higher rates of absenteeism and lower rates of productivity; and

•	have co-morbid medical conditions which incur increased costs for the treatment of these conditions compared to a non-substance dependent population.

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

According to the U.S. Census Bureau in 2010, there were over 195 million lives in the United States covered by various private managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared to an average of $3,250 for a commercial non-substance dependent member, according to our research.

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

Our Solutions: OnTrak and the PROMETA Treatment Program

Under our OnTrak solution, we work with health plans, unions, and employers to customize our program to meet a plan’s structural needs and pricing—either a case rate per patient or a per-enrolled member, per-month fee.  Our Catasys substance dependence program is designed for increased enrollment, longer retention and better health outcomes so we can help payors improve member care and achieve lower costs, and in addition help employers and organized labor reduce medical costs, absenteeism and job-related injuries in the workplace, thereby improving productivity.

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

OnTrak™

Our OnTrak integrated substance dependence solution combines innovative medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat and manage substance dependent populations, and is designed to lower the overall costs of members diagnosed with substance dependence. We believe the benefits of our OnTrak system include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

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

We identify those who have been diagnosed as substance dependent and who incur significant costs and may be appropriate for enrollment into OnTrak.  We then enroll targeted members into the Catasys program through direct mailings, email and telephonic outreach, and through referral through health plan sources.  After enrollment/referral, our contracted specially trained network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak Relapse Prevention Program by helping members develop improved coping skills and a recovery support network.  Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals.  We also link providers and care coaches to member information through our web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Early clinical and financial outcomes from the OnTrak program have been promising with OnTrak enrolled members achieving an average cost reduction of more than 50%.  In addition, to date more than 80% of members have been retained in the program.

PROMETA® Treatment Program

Our PROMETA Treatment Program is a physician-based outpatient addiction treatment program that is designed to help relieve cravings, restore nutritional balance, and initiate counseling.

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. The PROMETA Treatment Program provides a treatment methodology that is discreet and only mildly sedating, and can be initiated in only three days, with a two-day follow-up treatment three weeks later. The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting. The medications used in the PROMETA Treatment Program have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Program. Following the initial treatment, our treatment program provides that patients receive one month of prescription medication, nutritional supplements, and nutritional guidelines designed to assist in recovery. The PROMETA Treatment Program provides for a second, two-day administration at the facility, which takes place about three weeks after initiation of treatment.

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

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand.  Our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs and that improve patient care while controlling overall treatment costs.

OnTrak – Integrated Substance Dependence Solutions

There are currently over 195 million lives in the United States covered by various private managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary OnTrak integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizers and high risk enrollees.  Our OnTrak substance dependence programs include medical and psychosocial interventions, a proprietary web based clinical information platform and database, clinical algorithms, psychosocial programs and integrated care coaching services.

Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs.  As a service delivery model, the OnTrak program can be modified to cover particular populations and provide for varying levels of service. In this way OnTrak can work with payors to identify, engage and treat medically and behaviorally, a broader spectrum of patients struggling with substance dependence in a way that is consistent with payors’ business needs.

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

Managed Treatment Center

We currently manage one treatment center located in Santa Monica, California (dba the Center To Overcome Addiction.). We manage the business components of the treatment center and license the PROMETA Treatment Program and use of the name and trademark in exchange for management and licensing fees under the terms of full business service management agreements. The treatment center operates in an outpatient facility and offers the PROMETA Treatment Program as well as a full range of other behavioral health services on a private pay and insurance reimbursed basis. Under generally accepted accounting principles (GAAP), the revenues and expenses of the managed treatment center is included in our consolidated financial statements.

Self-pay Patients – Licensees

Another source of our revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Program to physicians and other licensed treatment providers.  We plan to continue to provide licenses to our existing licensees for the treatment of substance dependencies using our PROMETA Treatment Program.  Due to the reduction in our emphasis and investment in the private pay business, the number of licensees has declined and we do not expect to expand this line of business at this time.

Clinical Data from Research Studies

There have been several research studies evaluating treatment with the PROMETA Treatment Program.  While a number of these studies have concluded that the medications provide a benefit, one published study did not show a significant difference versus placebo for patients dependent on methamphetamine.

In 2006 and 2007, Dr. Harold C. Urschel III conducted an open-label methamphetamine study followed by a randomized, double-blind, placebo-controlled methamphetamine study, the results of which were peer-reviewed and published in July 2007 and November 2009, respectively.  Dr. Urschel’s double-blind placebo-controlled study showed that the pharmacological component of the PROMETA Treatment Program versus placebo had a statistically significant reduction of cravings for methamphetamine.  Moreover, no patients reported any major adverse events or had to discontinue the treatment due to side effects.

In August 2009, Dr. Raymond Anton’s study on alcohol dependent subjects was published in the August issue of the Journal of Clinical Psychopharmacology. The study was conducted at the Medical University of South Carolina, and among the researchers’ findings were that key results demonstrated a statistically significant difference in use for subjects who exhibited pre-treatment withdrawal symptoms. As a follow up, in June 2011, Dr. Anton published a second manuscript in the on-line edition of Alcoholism Clinical & Experimental Research journal on the neurocognitive performance of the participants in his study.  The results demonstrated that the medications in the PROMETA Treatment Program improved response inhibition during early abstinence and that such improvement may reduce later drinking.

In January 2009, the Institute of Additive Medicine completed a 120-subject randomized, double-blind, placebo-controlled study of the PROMETA Treatment Program’s acute and immediate effects on cravings and cognition in alcohol dependent subjects.  The study was designed and supervised by alcoholism researcher, Joseph R. Volpicelli, M.D., Ph.D., at the Institute of Addiction Medicine in Philadelphia. This study demonstrated that for patients with lower symptoms of withdrawal and a clinical history of alcohol withdrawal symptoms, when treated with PROMETA, experienced a statistically significant decrease in alcohol craving and alcohol consumption during the active treatment phase, as compared to placebo. This study has not yet been published.

The independent physicians who conducted the clinical trials of the PROMETA Treatment Program own their study data and have complete control over the resulting data.

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

Through March 2012, we have entered into agreements for our OnTrak program with one employer, one large physician group, and five health plans. Four of the health plans and the large physician group have commenced operations and the remaining health plan is expected to commence in the first quarter of 2012.

We are currently marketing our OnTrak integrated substance dependence solutions to managed care health plans for reimbursement on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

License and Management Services

To date, a substantial portion of our healthcare services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of self-pay patient revenues from our managed treatment centers. We commenced operations in July 2003 and signed our first licensing and administrative services agreement in November 2003. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology and marketing support. We receive a fee for the licensed technology and related services, generally on a per patient basis. As of December 31, 2011, we had active licensing agreements with physicians, hospitals and treatment providers for six sites throughout the United States.  However, we streamlined our operations during 2008 and 2009 and our field and regional sales personnel cover only two of these markets as of December 31, 2011. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally in markets where we are presently operating or where such sites will provide support for our Catasys products.

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

Competition

Healthcare Services

Our OnTrak product offering focuses primarily on substance dependence and is marketed to health plans, employers and unions. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient couching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. In addition, we compete with companies such as Hummingbird, One Recovery, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions.  One Recovery, a social networking site for people in recovery, conducted a pilot with Aetna that purported to show a reduction in in-patient readmissions for substance dependence treatment.  We believe our product is the most comprehensive to focus exclusively on substance dependence.

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

Once we contract with a third-party payor we engage that payor’s high cost substance dependence members to enroll them in our OnTrak program.  In this enrollment process we compete against numerous other providers of substance dependence treatment programs, facilities and providers for those members that elect to receive treatment for substance dependence (see Treatment Programs below).  We believe we provide members lower cost and more comprehensive solutions, but members may choose other providers to receive care from.  To the extent a member selects a different provider that is part of a health plan network of providers the cost of such treatment may be paid in whole or in part by our health plan customer.

License and Management Services

PROMETA Treatment Program

Our PROMETA Treatment Program focuses on providing licensing, administrative, and management services to licensees that administer PROMETA and other treatment programs, including medical practices and treatment centers that are licensed and managed by us. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into the following phases:

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

We have four issued U.S. patents for our Prometa Treatment Program for the treatment of cocaine dependency, methamphetamine dependency, certain symptoms associated with alcohol dependence, and anxiety disorders. We have also received patents, allowances, issuances or notices that patent grants are intended for our core intellectual property for the treatment of one or more of these afflictions in assorted countries throughout the world, including Canada, Russia, France, the United Kingdom, Germany, Spain, Switzerland, and the European Union.

Once patents are issued, they generally will expire 20 years after the effective filing date, taking into account any applicable term extensions that have been granted. Three of our issued U.S. patents will expire in 2023 and the fourth in 2028.

Proprietary Rights and Licensing

Our success depends in large part on our ability to protect our proprietary technology and operate without infringing on the proprietary rights of others. We rely on a combination of patent, trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names include the following:

●	OnTrak™;

●	eOnTrak™;

●	PROMETA®.

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

Financial Information about Segments

We manage and report our operations through two business segments: Healthcare Services and License and Management Services. The Healthcare Services segment includes the OnTrak integrated substance dependence solutions marketed to health plans, employers and unions. The License and Management services segment provides licensing, administrative and management services to licensees that administer PROMETA and other treatment programs, including a managed treatment center that is licensed and managed by us.

Employees

As of December 31, 2011, we employed 32 persons. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Our Offices

Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025 and our telephone number is (310) 444-4300.

Company Information

We are incorporated under the laws of the State of Delaware. We make our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports available free of charge through links on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Our corporate website is located on the Internet at http://www.catasyshealth.com. These reports are not part of this report or incorporated by reference herein. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent auditors to express substantial doubt about our ability to continue as a going concern.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months.  As of December 31, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2011, cash and cash equivalents amounted to approximately $771,000. During the twelve-months ended December 31, 2011, our cash and cash equivalents used in operating activities amounted to $6.8 million. Although we have recently taken actions to decrease expenses, increase revenues, and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and grow our business, which could adversely affect our results of operations, financial condition and business.

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the Securities and Exchange Commission (or SEC) will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.  Recent actions to reduce costs and streamline our operations could place further demands on our personnel, which could hinder our ability to effectively execute on our business strategies.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We currently estimate that our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operating expenses and capital requirements into April 2012.  We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our treatment programs may not be as effective as we believe them to be, which could limit our revenue growth.

Our belief in the efficacy of our OnTrak solution and PROMETA Treatment Program is based on a limited number of studies and commercial pilots that have been conducted to date and our initial experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs.  Future controlled scientific studies may yield results that are unfavorable or demonstrate that treatment with our programs is not clinically effective or safe. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. Our success is dependent on our ability to enroll third-party payor members in our OnTrak programs. Large scale outreach and enrollment efforts have not been conducted and we may not be able to achieve the anticipated enrollment rates.

Our OnTrak Program or PROMETA Treatment Program may not become widely accepted, which could limit our growth.

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

Disappointing results for our PROMETA Treatment Program or Catasys Program, or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price.

There are several studies that have been completed that are evaluating our PROMETA Program.  Some results have been published and we expect results to become available and/or published over time.  Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or commercial OnTrak programs could have a material adverse effect on the commercial acceptance of our programs, our stock price and on our results of operations.  In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price.  In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market.  While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties.  Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

Our industry is highly competitive, and we may not be able to compete successfully.

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

There are a number of companies developing or marketing medications for reducing craving in the treatment of alcoholism, including:

●
the addiction medication naltrexone, an opiate receptor antagonist, is marketed by a number of generic pharmaceutical companies as well as under the trade names ReVia®  and Depade® , for treatment of alcohol dependence;

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

We depend on key personnel, the loss of which could impact the ability to manage our business.

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

We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we believe the plaintiffs’ claims are without merit and we intend to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. This could also divert management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could adversely affect our cash flows and financial results. Please see “Legal Proceedings” for more information.

We may be subject to future litigation, which could result in substantial liabilities that may exceed our insurance coverage.

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

We currently have insurance coverage for personal injury claims, directors’ and officers’ liability insurance coverage, and errors and omissions insurance. We may not be able to maintain adequate liability insurance at acceptable costs or on favorable terms. We expect that liability insurance will be more difficult to obtain and that premiums will increase over time and as the volume of patients treated with our programs increases. In the event of litigation, we may sustain significant damages or settlement expense (regardless of a claim's merit), litigation expense and significant harm to our reputation.

If third-party payors fail to provide coverage and adequate payment rates for our programs, our revenue and prospects for profitability will be harmed.

Our future revenue growth will depend in part upon our ability to contract with third-party payors, such as self-insured employers, insurance plans, and unions for our OnTrak program. To date, we have not received a significant amount of revenue from our OnTrak substance dependence programs from managed care organizations and other third-party payors, and acceptance of our OnTrak substance dependence programs is critical to the future prospects of our business. In addition, third-party payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for treatment using our programs. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our OnTrak contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability.

We anticipate that many or all of our OnTrak contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings.  If we are unable to meet or exceed promised savings or achieve agreed upon operational metrics, or favorably resolve contract billing and interpretation issues with our customers, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services.  This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our program. Therefore, failure to anticipate or control costs could have materially adverse effects on our business.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2011, we had net operating loss carryforwards (NOLs) of approximately $160 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382.  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years.  We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof.  If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our intellectual property

We may not be able to adequately protect the proprietary PROMETA Treatment Program which is important to our business.

We consider the protection of our proprietary PROMETA Treatment Program to be important to our business prospects. We obtained the rights to some of our most significant PROMETA technologies through an agreement that is subject to a number of conditions and restrictions, and a breach or termination of that agreement or the bankruptcy of any party to that agreement could significantly impact our ability to use and develop our technologies.  We have four issued U.S. patents, one relating to the treatment of cocaine dependency with our PROMETA Treatment Program, one relating to our PROMETA Treatment Program for the treatment of certain symptoms associated with alcohol dependency, one related to the treatment of methamphetamine dependency with our PROMETA Treatment Program, and one related to the treatment of anxiety disorder with our PROMETA Treatment Program. The patent applications we have licensed or filed may not issue as patents, and any issued patents may be too narrow in scope to provide us with a competitive advantage. Our patent position is uncertain and includes complex factual and legal issues, including the existence of prior art that may preclude or limit the scope of patent protection. Issued patents will generally expire twenty years after the effective filing date, taking into account any applicable term extensions that have been granted.   Three of our issued U.S. patents will expire in 2023 and the fourth in 2028. Further, our patents and pending applications for patents and other intellectual property have been pledged as collateral to secure our obligations to pay certain debts, and our default with respect to those obligations could result in the transfer of our patents, trademarks, copyrights, domain names, and other intellectual property to our creditor.  In the event of such a transfer, we may be unable to continue to operate our business.

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

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians, and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We have had several instances in which it was necessary to send a formal demand to cease and desist using our programs to treat patients due to breach of confidentiality provisions in our agreements, and in one instance have had to file suit to enforce these provisions.

We may be subject to claims that we infringe the intellectual property rights of others, and unfavorable outcomes could harm our business.

Our future operations may be subject to claims, and potential litigation, arising from our alleged infringement of patents, trade secrets, trademarks or copyrights owned by other third parties. Within the healthcare, drug and bio-technology industry, many companies actively pursue infringement claims and litigation, which makes the entry of competitive products more difficult. We may experience claims or litigation initiated by existing, better-funded competitors and by other third parties. Court-ordered injunctions may prevent us from continuing to market existing products or from bringing new products to market and the outcome of litigation and any resulting loss of revenues and expenses of litigation may substantially affect our ability to meet our expenses and continue operations.

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

Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations.

Our PROMETA Treatment Program is not subject to approval by the Food and Drug Administration (FDA), and while the drugs incorporated in the PROMETA Treatment Program have been approved for other indications, they are not FDA approved for the treatment of alcohol or substance dependency. We have not sought, and do not currently intend to seek, FDA approval for the drugs as they are used in the PROMETA Treatment Program.  It is possible that in the future the FDA could require us to seek FDA approval for the drugs as they are used in the PROMETA Treatment Program.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors, increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. The U.S. Congress and state legislatures are considering legislation that could limit funding for the services furnished by our licensees.  In addition, the FDA regulates development, testing, labeling, manufacturing, marketing, promotion, distribution, record-keeping and reporting requirements for prescription drugs, medical devices and biologics. Other regulatory requirements apply to dietary supplements, including vitamins. Compliance with laws and regulations enforced by the FDA or other government agencies that have broad discretion in applying such laws and regulations may be required for our programs or other medical programs or services developed or used by us. Many healthcare laws and regulations applicable to our business are complex, applied broadly and subject to interpretation by courts and government agencies. Regulatory, political and legal action and pricing pressures could prevent us from marketing some or all of our products and services for a period of time or permanently. Our failure, or the failure of our licensees, to comply with applicable healthcare laws and regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

We or our healthcare professionals may be subject to regulatory, enforcement and investigative proceedings, which could adversely affect our financial condition or operations.

We or one or more of our healthcare professionals could become the subject of regulatory, enforcement, or other investigations or proceedings, and our relationships, business structure, and interpretations of applicable laws and regulations may be challenged. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. In addition, any such challenge could require significant changes to how we conduct our business and could have a material adverse effect on our business, regardless of whether the challenge ultimately is successful. If determination is made that we or one or more of our healthcare professionals has failed to comply with any applicable laws or regulations, our business, financial condition and results of operations could be adversely affected.

The promotion of our treatment programs may be found to violate federal law concerning off-label uses of prescription drugs, which could prevent us from marketing our programs.

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

Treatment using our programs may be found to require FDA or other review or approval, which could delay or prevent the study or use of our treatment programs.

 Certain third parties have engaged in the use of our treatment program and the collection of outcomes data in ways that may be considered to constitute a clinical trial, and that may be subject to FDA or other regulations and require the approval of one or more institutional review boards (“IRBs`”) and oversight.  In addition, it is possible that use of our treatment program by individual physicians in treating their patients may be found to constitute a clinical trial or investigation that requires IRB review or submission of an IND or is otherwise subject to regulation by FDA.  The FDA has authority to inspect clinical investigation sites and IRBs, and to take action with regard to any violations.  Violations of FDA or other regulations regarding clinical trials can result in a range of enforcement actions, including suspension of the trial, and criminal prosecution.  Individual hospitals and physicians may also submit their use of our treatment programs to their IRBs, which may prohibit or place restrictions on it.  Regulatory enforcement actions or IRB restrictions could adversely affect our business and the ability of our customers to use our treatment programs.

The FDA has recently increased enforcement efforts regarding clinical trials, and we cannot assure you that the activities of our customers or others using our treatment programs will not come under scrutiny.

Failure to comply with FTC or similar state laws could result in sanctions or limit the claims we can make.

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

Our business practices may be found to constitute illegal fee-splitting or corporate practice of medicine, which may lead to penalties and adversely affect our business.

Many states, including California where our principal executive offices and our managed treatment center is located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians or other health care professionals (such as nurses or nurse practitioners), or engaging in certain business arrangements with physicians or other health care professionals, such as employment of physicians and other health care professionals or fee-splitting. The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice and fee-splitting rules vary considerably from state to state and are enforced by both the courts and government agencies, each with broad discretion.  Courts, government agencies or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine, fee-splitting, or payment for referrals by providing administrative and other services in connection with our treatment programs, by consolidating the revenues of the physician practices we manage, by licensing our technology for a license fee (which could be characterized as a portion of the patient fees), or by subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees.  As a result of such allegations, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

Our business practices may be found to violate anti-kickback, physician self-referral or false claims laws, which may lead to penalties and adversely affect our business.

The healthcare industry is subject to extensive federal and state regulation with respect to kickbacks, physician self-referral arrangements, false claims and other fraud and abuse issues.

The federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program.  “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments; gifts or gift certificates; discounts; or the furnishing of services, supplies, or equipment.  The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

Recognizing the breadth of the Anti-Kickback Law and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the OIG has issued a series of regulations, known as the “safe harbors.”  Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Law.  The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution.  Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Law may occur even if only one purpose of an arrangement is to induce referrals.  The penalties for violating the Anti-Kickback Law can be severe.  These sanctions include criminal and civil penalties, imprisonment, and possible exclusion from the federal health care programs.  Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

In addition, the federal ban on physician self-referrals, commonly known as the Stark Law, prohibits, subject to certain exceptions, physician referrals of Medicare patients to an entity providing certain “designated health services” if the physician or an immediate family member of the physician has any financial relationship with the entity. A “financial relationship” is created by an investment interest or a compensation arrangement. Penalties for violating the Stark Law include the return of funds received for all prohibited referrals, fines, civil monetary penalties, and possible exclusion from the federal health care programs.  In addition to the Stark Law, many states have their own self-referral bans, which may extend to all self-referrals, regardless of the payor.

The federal False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment to the federal government.  Under the False Claims Act, a person acts knowingly if he has actual knowledge of the information or acts in deliberate ignorance or in reckless disregard of the truth or falsity of the information.  Specific intent to defraud is not required.  Violations of other laws, such as the Anti-Kickback Law or the FDA prohibitions against promotion of off-label uses of drugs, can lead to liability under the federal False Claims Act.  The qui tam provisions of the False Claims Act allow a private individual to bring an action on behalf of the federal government and to share in any amounts paid by the defendant to the government in connection with the action.  The number of filings of qui tam actions has increased significantly in recent years.  When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of between $5,500 and $11,000 for each false claim.  Conduct that violates the False Claims Act may also lead to exclusion from the federal health care programs.  Given the number of claims likely to be at issue, potential damages under the False Claims Act for even a single inappropriate billing arrangement could be significant.  In addition, various states have enacted similar laws modeled after the False Claims Act that apply to items and services reimbursed under Medicaid and other state health care programs, and, in several states, such laws apply to claims submitted to all payors.

On May 20, 2009, the Federal Enforcement and Recovery Act of 2009, or FERA, became law, and it significantly amended the federal False Claims Act.  Among other things, FERA eliminated the requirement that a claim must be presented to the federal government.  As a result, False Claims Act liability extends to any false or fraudulent claim for government money, regardless of whether the claim is submitted to the government directly, or whether the government has physical custody of the money.  FERA also specifically imposed False Claims Act liability if an entity “knowingly and improperly avoids or decreases an obligation to pay or transmit money or property to the Government.”  As a result, the knowing and improper failure to return an overpayment can serve as the basis for a False Claims Act action.  In March 2010, Congress passed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the ACA, which also made sweeping changes to the federal False Claims Act.  The ACA also established that Medicare and Medicaid overpayments must be reported and returned within 60 days of identification or when any corresponding cost report is due.

Finally, the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations created the crimes of health care fraud and false statements relating to health care matters.  The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including a private insurer.  The false statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for health care benefits, items, or services.  A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from the federal health care programs.

Federal or state authorities may claim that our fee arrangements, our agreements and relationships with contractors, hospitals and physicians, or other activities violate fraud and abuse laws and regulations. If our business practices are found to violate any of these laws or regulations, we may be unable to continue with our relationships or implement our business plans, which would have an adverse effect on our business and results of operations. Further, defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our business practices may be subject to state regulatory and licensure requirements.

Our business practices may be regulated by state regulatory agencies that generally have discretion to issue regulations and interpret and enforce laws and rules. These regulations can vary significantly from jurisdiction to jurisdiction, and the interpretation of existing laws and rules also may change periodically.  Some of our business and related activities may be subject to state health care-related regulations and requirements, including managed health care, utilization review (UR) or third-party administrator-related regulations and licensure requirements. These regulations differ from state to state, and may contain network, contracting, and financial and reporting requirements, as well as specific standards for delivery of services, payment of claims, and adequacy of health care professional networks.  If a determination is made that we have failed to comply with any applicable state laws or regulations, our business, financial condition and results of operations could be adversely affected.

We may be subject to healthcare anti-fraud initiatives, which may lead to penalties and adversely affect our business.

State and federal government agencies are devoting increased attention and resources to anti-fraud initiatives against healthcare providers and the entities and individuals with whom they do business, and such agencies may define fraud expansively to include our business practices, including the receipt of fees in connection with a healthcare business that is found to violate any of the complex regulations described above. While to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made, defending our business practices could be time consuming and expensive, and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs.

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, privacy and security of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information (“Protected Health Information” or “PHI”), and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding PHI transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and also includes health plans that will contract for the use of our programs and our services. HIPAA and HITECH require covered entities to bind contractors that use or disclose protected health information (or “Business Associates”) to compliance with certain aspects of the HIPAA Privacy Rule and all of the HIPAA Security Rule.  In addition to contractual liability, Business Associates are also directly subject to regulation by the federal government.  Direct liability means that we are subject to audit, investigation and enforcement by federal authorities.  HITECH imposes new breach notification obligations requiring us to report breaches of “Unsecured Protected Health Information” or Protected Health Information that has not been encrypted or destroyed in accordance with federal standards.  Business Associates must report such breaches so that their covered entity customers may in turn notify all affected patients, the federal government, and in some cases, local or national media outlets.   We may be required to indemnify our covered entity customers for costs associated with breach notification and the mitigation of harm resulting from breaches that we cause.  If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions. Services provided under our Catasys program not only require us to comply with HIPAA and HITECH but also Title 42 Part 2 of the Code of Federal Regulations (“Part 2”).  Part 2 is a federal, criminal law that severely restricts our ability to use and disclose drug and alcohol treatment information obtained from federally-supported treatment facilities.  Our operations must be carefully structured to avoid liability under this law.  Our Catasys program qualifies as a federally funded treatment facility which requires us to disclose information on members only in compliance with Title 42. In addition to the federal privacy regulations, there are a number of state laws governing the privacy and security of health and personal information. The penalties for violation of these laws vary widely and the area is rapidly evolving. We believe that we have taken the steps required of us to comply with health information privacy and security laws and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal privacy and security laws could result in civil and/or criminal penalties and could have a material adverse effect on our business, including significant reputational damage associated with a breach.  If regulations change or it is determined that we are not in compliance with privacy regulations we may be required to modify aspects of our program which may adversely affect program results and our business or profitability. Under HITECH, we are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties.  We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH.

Our business arrangements with health care providers may be deemed to be franchises, which could negatively impact our business operations.

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

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements.

All of our healthcare professionals who are subject to licensing requirements, such as our care coaches, are licensed in the state in which they provide services in person.   One or more states may require our healthcare professionals to obtain licensure if providing services telephonically across state lines to the state’s residents.  Healthcare professionals who fail to comply with these licensure requirements could face fines or other penalties for practicing without a license, and we could be required to pay those fines on behalf of our healthcare professionals.  In addition, new and evolving agency interpretations, federal or state legislation or regulations, or judicial decisions could lead to the implementation of out-of-state licensure requirements in additional states, and such changes would increase the cost of services and could have a material effect on our business.

Risks related to our common stock

Our common stock is thinly traded, and it is therefore susceptible to wide price swings.

Our common stock is traded on the Pink Sheets under the symbol “CATS.PK.” Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Our common stock is considered a “penny stock” and may be difficult to sell.

Our common stock is subject to certain rules and regulations relating to “penny stock.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker−dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker−dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker−dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker−dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Since the Company’s securities are subject to the penny stock rules, investors in the Company may find it more difficult to sell their securities.

Failure to maintain effective internal controls could adversely affect our operating results and the market for our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal control over financial reporting that meets applicable standards. As with many smaller companies with small staff, material weaknesses in our financial controls and procedures may be discovered. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and adversely affect our ability to raise capital.

Approximately 57% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

327,500, 24,587,560 and 567,916 shares are beneficially held of record by Reserva Capital, LLC, Socius Capital Group, LLC (“Socius”) and Bonmore, LLC, respectively, whose sole managing member is our chairman and chief executive officer, which represents approximately 57% of our beneficial ownership. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of our stockholders' investment may decline.

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

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

●	announcements of new products or services by us or our competitors;
●	current events affecting the political, economic and social situation in the United States and other countries where we operate;
●	trends in our industry and the markets in which we operate;
●	changes in financial estimates and recommendations by securities analysts;
●	acquisitions and financings by us or our competitors;
●	the gain or loss of a significant customer;
●	quarterly variations in operating results;
●	volatility in rates of exchanges between the US dollar and the currencies of the foreign countries in which we operate;
●	the operating and stock price performance of other companies that investors may consider to be comparable;
●	purchases or sales of blocks of our securities; and
●	issuances of stock.

Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price.

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

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, of which we have already received approval from our stockholders, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock.  As of March 29, 2012, we have outstanding approximately options to purchase 5,000,000 shares of our common stock  and warrants to purchase 24,000,000 shares of our common stock at prices ranging from $0.30 to $342.40 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

In the future, we may need to raise additional funds through public or private financing, which might include sales of equity securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for, or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to holders of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in us.

Provisions in our certificate of incorporation and Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you.

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

We do not expect to pay dividends in the foreseeable future.

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

A number of our outstanding warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders and adversely affect our stock price.

A number of our outstanding warrants contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock, for a per share price less than the exercise price of our warrants, the exercise price, or in the case of some of our warrants the exercise price and number of shares of common stock, will be reduced. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support  our working capital requirements and for other purposes. If shares of our common stock or securities exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than our existing warrants, then the anti-dilution provisions would be triggered, thus possibly causing substantial dilution to our then-existing shareholders if such warrants are exercised. Such anti-dilution provisions may also make it more difficult to obtain financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2011, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	10,700

1315 Lincoln Blvd. Santa Monica, California	Medical office space for The Center to Overcome Addiction	2,700

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 10,700 square feet. In December 2010, we amended and extended the lease for three years. Our base rent is currently approximately $34,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 29, 2012, totaling approximately $734,000. Concurrent with the three year extension, the Board of Directors approved a sublease of approximately one-third of the office space to Reserva Capital, LLC an affiliate of our Chairman and CEO. Reserva Capital, LLC will pay the company pro-rata rent during the three-year lease period.

In April 2005 we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The Center to Overcome Addiction, which operates under a full service management agreement with us. Our base rent was approximately $19,000 per month. In May 2010, we entered into an amendment to our lease for this facility calling for the deferral of a portion of the rent for a period of seven months and a reduction in our medical office space to approximately 2,700 square feet. As a result of the amendment our rent was reduced by approximately $8,000 per month beginning June 1, 2010 and ending December 31, 2010. According to the terms of the agreement beginning January 1, 2010, the base rent and the deferred rent were due in installments with all rents to be paid prior to the termination of the lease in August 2010. In August 2010, with all base and deferred rents paid in full, we entered into another amendment to our lease for a six-month extension after which it converted to a month-to-month lease. The minimum rent for the medical office in Santa Monica is approximately $7,000 under our month-to-month lease.

We believe that the current office space is adequate to meet our needs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.  We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  On October 24, 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  On November 30, 2011, the Court set a one to two day bench trial for April 16, 2012, for purposes of determining Plaintiffs' standing to pursue the action.  If Plaintiffs prove they have standing to pursue the action, the Court also set the remainder of the case for a ten to fifteen day jury trial for September 10, 2012.  The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

ITEM 4.	MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the Pink Sheets under the symbol “CATS.PK.”

	Closing Sales Price
2011	High	Low
4th Quarter	$0.56	$0.19
3rd Quarter	0.50	0.20
2nd Quarter	3.20	0.40
1st Quarter	4.40	2.00

	Closing Sales Price
2010	High	Low
4th Quarter	$4.40	$1.20
3rd Quarter	6.40	2.00
2nd Quarter	12.00	6.40
1st Quarter	23.20	8.80

Stockholders

As of March 21, 2012, there were 96 record holders representing approximately 4,971 beneficial owners of our common stock.

Dividends

We have never declared or paid any dividends. We may, as our Board of Directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

Unregistered Sales of Securities

In January 2010, the holder of certain claims against us in the amount of approximately $230,000, due for services provided to us which have not been paid, filed a complaint against us in California state court. In February 2010, the court approved our settlement of the complaint in exchange for issuing 11,125 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”).

In February 2010, we issued 16,250 restricted shares of common stock to a consultant for investor relation services to be performed beginning February 22, 2010 and ending May 22, 2010. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act, as a transaction by us not involving any public offering.

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 125,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  In addition, the owner of the claims will not sell more than the greater of 1,225 shares or 10% of the daily trading volume during that 180 day period. Pursuant to the terms of the agreement, the number of shares were adjusted and 15,125 shares were subsequently issued.

In October 2010, the Company entered into securities purchase agreements with certain accredited investors, including Socius Capital Group, LLC (“Socius”), pursuant to which the Company issued to the investors senior secured convertible notes in the aggregate principal amount of $500,000 (the “October 2010 Bridge Notes”) and warrants to purchase 312,500 shares of common stock at a purchase price of $1.60 per share (the “October 2010 Bridge Warrants”). These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In November 2010, the Company completed a private placement with certain accredited investors, including Socius and Jay Wolf, the lead director of the Company, for gross proceeds of $6.9 million. As consideration, the Company issued warrants to purchase 141,750 shares of common stock at $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a purchase price of $0.40 per share and $5.9 million in aggregate principal of 12% senior secured convertible notes to the investors on a pro rata basis. In addition each non-affiliated investor investing $2,000,000 or more also received 5-year warrants to purchase an aggregate of 549,000 shares of company common stock at an exercise price of $0.40 per share. One investor received such warrants. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In December 2010, the Board of Directors approved the issuance of 250,000 shares of common stock to our investor relations firm in consideration for a previously recognized liability and future service to our Company. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act, as a transaction by us not involving any public offering. Additionally, on December 9, 2010, the Board of Directors approved issuance of 510,000 shares to Jay Wolf as compensation for his newly appointed role of Lead Director. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act, as a transaction by us not involving any public offering.

In March 2011, we issued 25,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning January 1, 2011 and ending March 31, 2011. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

In July 2011, we issued 159,375 restricted shares of common stock to one consultant for investor relation services to be performed beginning June 23, 2011 and ending September 23, 2011. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In August 2011, we entered into a securities purchase agreement with Socius, pursuant to which in exchange for $650,000,  the Company issued a secured convertible note (the “August 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,500,000 shares of common stock, or in the event of a financing of at least $2,000,000 (a “Qualified Financing”), an amount equal to the price per share of the securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares issued in the Qualified Financing at a purchase price of $0.32 per share (the “August 2011 Bridge Warrant”). The August 2011 Bridge Note and the August 2011 Bridge Warrant are more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In September 2011, we issued 500,000 restricted shares of common stock to a consultant for advisory services.  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In September 2011, we issued 25,000 restricted shares of common stock to a consultant for investor relation services to be performed beginning April 1, 2011 and ending June 30, 2011. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

In October 2011, we entered into a securities purchase agreement with David Smith, a stockholder that beneficially owns 40.6% of our common stock, pursuant to which in exchange for $680,0000, the Company issued a secured convertible note (the “October 2011 Bridge Note”) and a warrant to purchase an aggregate of 2,615,385 shares of common stock, or an additional amount in the event of a Qualified Financing on the same terms as the August 2011 Bridge Warrant (the “October 2011 Bridge Warrant”). The October 2011 Bridge Note and the October 2011 Bridge Warrant are more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On November 2, 2011, we entered into amended and restated secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively (the “November 2011 Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock to each of Socius and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or an additional amount in the event of a Qualified Financing on the same terms as the August 2011 Bridge Warrant (“November 2, 2011 Bridge Warrants”). The November 2011 Amended and Restated Bridge Notes and the November 2, 2011 Bridge Warrants are more fully described below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On November 15, 2011, we entered into a second amended and restated secured convertible note with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively (the “November Second Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock  to each of Socius and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or an additional amount in the event of a Qualified Financing on the same terms as the August 2011 Bridge Warrant (the “November 15, 2011 Bridge Warrants”). The November 2011 Second Amended and Restated Bridge Notes and the November 15, 2011 Bridge Warrants are more fully described below in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On November 30, 2011, we entered into a third amended and restated secured convertible note (the “November Third Amended and Restated Bridge Note”) with Socius to increase the outstanding principal amount under the second amended and restated secured convertible bridge note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or an additional amount in the event of a Qualified Financing on the same terms as the August 2011 Bridge Warrant (the “November 30, 2011 Bridge Warrant”). The November Third Amended and Restated Bridge Note and the November 30, 2011 Bridge Warrant are more fully described below in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Socius Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Socius and David Smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Socius and Smith in the amounts of 173,077 and 596,154, respectively, or an additionally amount in the event of a Qualified Financing on the same terms as the August 2011 Bridge Warrant (the “December 2011 Bridge Warrants”). The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note and the December 2011 Bridge Warrants are more fully described below in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

On December 27, 2011, the Company increased the number of warrants issued to each of Socius and David Smith for an aggregate of 8,333,333 and 6,900,000 shares, respectively, as a result of the consummation of a Qualified Financing.  The securities were issued pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

Issuer Purchase of Equity Securities

None.

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

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their substance dependence members through a network of licensed healthcare providers and our employees.  The Catasys substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  Catasys also offers the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

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

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our Catasys integrated substance dependence solutions to third-payors for reimbursement on a case rate or monthly fee; and

●	Generate outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As of March 29, 2012, we are in contact with organizations representing 10.3 million covered lives.  We consider the process to have moved to a second stage when we are asked to perform data analysis for the prospect organization.  We are currently in the data analysis phase or further with organizations representing 5.2 million covered lives.  As noted in more detail below, the fact that we have moved into the second phase or beyond with a prospect organization provides no assurance that we will ultimately enter into a contract with such prospect.  Even if contracts are entered into with such organizations, there is no assurance that a substantial number, or even a significant number, of their covered lives would enroll in our programs  The sales cycle with respect to the execution of such contracts is a fairly long one and organizations may decide to not move forward at any time and we may remove an organization from the pipeline if we feel that we are not making continued significant progress towards a contract or that our limited sales resources are better employed on other prospects.  Even if we advance to what we may consider to be the final stages, including contract negotiations, things may happen to prevent the execution of such contracts.

We currently have contracts with organizations covering approximately 580,000 lives.  We estimate that in order for us to break even on a cash flow basis, we will need to have contracts with organizations covering approximately 1,500,000 lives.  Based on projected enrollment rates this would be expected to result in having approximately 1,500 enrollees at full projected enrollment which is expected no less than a year after enrollment commences.  This assumption is based on our generating our current standard pricing of $8,500 in annual fees per enrollee in the form of monthly fees or combination of fees and share of savings, which is consistent with current contracted arrangements.  One of our programs with a customer who never fully implemented our program will be discontinued in the second quarter of 2012.  We will continue to provide services to and be paid for enrolled members.  Our assumptions on costs are based largely on our historical costs to date.  However, due to the limited amount of history that we have had with enrollees (less than a full year) it is uncertain whether our experience to date will necessarily be predictive of the actual costs in the future.  Accordingly, any reduction in fees, the inability to generate incentive fees based on reducing members’ overall costs, or increase in the cost of services could adversely impact these break-even projections.  In addition, should our overhead unrelated to the cost of servicing enrollees increase, our break-even point would also be adversely impacted.  For example, an increase in our marketing and promotional budget in an effort to accelerate the contract enrollment process or higher than expected costs to build our provider networks and such similar expenses could adversely impact the break-even projections.  There is no assurance that we will ever generate enough fees to generate a positive cash flow.  See “Risks related to our business” under the “Risk Factors” section for more information.

Reporting

We manage and report our operations through two business segments: healthcare services and license and management services. The healthcare services segment includes OnTrak and its integrated substance dependence solutions marketed to health plans, employers and unions through a network of licensed and company managed healthcare providers. The license and management segment provides licensing, administrative and management services to licensees that administer the PROMETA Treatment Program and other treatment programs, including a managed treatment center that is licensed and managed by us.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the year ended December 31, 2011 and 2010.

Summary financial information for our two reportable segments is as follows

Results of Operations

Table of Summary Financial Information

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years (amounts in thousands):

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2011	2010
Revenues
Healthcare services revenues	$24	$28
License & Management services revenues	243	420
Total revenues	$267	$448

Operating expenses

Cost of healthcare services	$571	$255
General and administrative	11,145	12,750
Impairment losses	267	34
Depreciation and amortization	349	882
Total operating expenses	$12,332	$13,921

Loss from operations	$(12,065)	$(13,473)

Interest and other income	4	131
Interest expense	(3,189)	(1,025)
Gain on the sale of marketable securities	-	696
Other than temporary impairment of marketable securities	-	-
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liability	7,186	(6,303)
Gain (Loss) from operations before provision for income taxes	$(8,105)	$(19,974)
Provision for income taxes	14	22
Net income (loss)	$(8,119)	$(19,996)

Basic and diluted net income (loss) per share:*
Basic and diluted net income (loss) per share*	$(0.44)	$(9.21)

Weighted number of shares outstanding*	18,439	2,172

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

Loss from operations before provision for taxes for the twelve months ended December 31, 2011 amounted to $8.1 million compared to $20.0 million for the twelve months ended December 31, 2010. Overall, the loss from operations decreased by $11.9 million. The decrease was primarily due to gains on change in fair value of warrant liabilities amounting to $13.5 million and a decrease in general and administrative expenses by $1.6 million due to the streamlining of operations during 2010 and 2011. However, these improvements were offset by an increase interest expense by $2.0 million related to the Socius and David Smith bridge notes entered into during 2011. Additionally, cost of healthcare services increased by $316,000 due to an increase in activities in our new managed care services, where we have a total of 4 signed contracts with health plans in 2011 compared to 2 in 2010. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating.

In 2011, we continued streamlining our license and management services operations as we continued to increase our focus on managed care opportunities and reposition ourselves in the marketplace. As a result, our revenues declined by $181,000 mostly from the elimination of field and regional sales personnel related to our license and management services segment.

Included in the loss from operations before provision for taxes, were consolidated non-cash charges for depreciation and amortization expense of $349,000 and $882,000, and share-based compensation expense of $4.4 million and $5.0 million, for the year ended December 31, 2011 and 2010, respectively.

In 2011, our loss before provision for income taxes included a $7.2 million increase in the fair value of warrants compared to a $6.3 million loss in 2010.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2011 and 2010:

	Twelve Months Ended
(In thousands)	December 31,
	2011	2010

Healthcare Services	$(6,450)	$(2,272)
License & Management services	(1,655)	(17,702)
Income (Loss) from operations before provision for income taxes	$(8,105)	$(19,974)

License and Management Services

The following table summarizes the operating results for license and management services for the years ended December 31, 2011 and 2010:

(In thousands, except patient treatment data)	Twelve months ended
	December 31,
	2011	2010
Revenues
U.S. licensees	$61	$150
Managed treatment centers	182	270
Total license and management revenues	$243	$420

Operating expenses
Cost of license and management services	$222	$255
General and administrative expenses
Salaries and benefits	662	8,032
Other expenses	399	2,4418
Impairment losses	267	34
Depreciation and amortization	344	882
Total operating expenses	$1,894	$11,621

Loss from operations	$(1,651)	$(11,201)
Interest and other income	-	131
Interest expense	(4)	(1,025)
Gain on the sale of marketable securities	-	696
Change in fair value of warrant liabilities	-	(6,303)
Loss before provision for income taxes	$(1,655)	$(17,702)

PROMETA patients treated
U.S. licensees	15	35
Managed treatment centers	5	24
	20	59

Average revenue per patient treated (a)
U.S. licensees	$4,060	$4,281
Managed treatment centers	6,700	6,592
Overall average	4,720	5,221

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

Revenue decreased by $177,000 for the year ended December 31, 2011 compared to the same period in 2010, primarily due to our decision to streamline our operations and focus on managed care opportunities in our healthcare segment. We exited unprofitable territories and made significant reductions in field and regional sales personnel in our licensing operations, decreased advertising, and curtailed our managed treatment center operations. These actions resulted in a decline in licensed sites contributing to revenue and in the number of patients treated. The number of licensed sites that contributed to revenues in 2011 decreased from 14 to 6 and the number of patients treated decreased by 66% in 2011 compared to 2010. The change in average revenue per patient treated at U.S. licensed sites and managed treatment centers was immaterial between 2011 and 2010.

Cost of License and Management Services

Cost of license and management services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects the decrease in revenues from this treatment center.

General and Administrative Expenses

General and administrative expense amounted to $1.1 million for the year ended December 31, 2011, compared to $10.5 million for the same period in 2010. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our behavioral health segment.

Impairment Losses

At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. There were no impairment charges related to intellectual property recorded for the year ended December 31, 2010.

At December 31, 2011, there were no impairment charges related to property, plant, and equipment compared to $34,000 at December 31, 2010.

Interest and Other Income

There was no interest and other income for the year ended December 31, 2011, compared to $131,000 for the year-ended December 31, 2011, due to the sale of all marketable securities in 2010.

Interest Expense

Interest expense for the year ended December 31, 2011 decreased by $1.0 million compared to the same period in 2010 following the sale of the UBS line and Highbridge International LLC (“Highbridge”) debt payoff in June 2010 and July 2010, respectively.

Gain on the Sale of Marketable Securities

As of December 31, 2010, all our ARS was redeemed at par by the Company, resulting in proceeds of approximately $10.2 million and a gain of approximately $696,000 in 2010. No gains or losses were recorded in 2011.

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2011 and 2010:

	For the year ended
(in thousands)	December 31,
	2011	2010

Revenues	$24	$28

Operating Expenses
Cost of healthcare services	$347	$-
General and administrative expenses
Salaries and benefits	7,690	2,145
Other expenses	2,396	155
Depreciation and amortization	5	-
Total operating expenses	$10,438	$2,300

Loss from operations	$(10,414)	$(2,272)
Interest and other income	4	-
Interest expense	(3,185)	-
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liabilities	7,186	-
Income (Loss) before provision for income taxes	$(6,450)	$(2,272)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues

As of December 2011, three health plan contracts were launched and an additional contract was signed covering significantly bigger populations than in 2010.  Recognized revenue remained flat year over year.  However, most of the revenue related to these contracts are recorded to deferred revenue as the revenue is subject to performance guarantees.  Deferred revenue was $59,000 at December 31, 2011, which if we were able to recognize would have increased revenue by $55,000, or 196%, compared to the same period in 2010.

Cost of Healthcare Services

Cost of Healthcare Services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrator for processing these claims.  The increase in these costs reflects the increase in patients being serviced under our OnTrak program.

General and Administrative Expenses

General and administrative expense amounted to $10.1 million for the year ended December, 31, 2011, which includes share-based compensation expense, compared to $2.3 million for the same period in 2010. Excluding such costs, total general and administrative expense decreased by $3.4 million in 2011 when compared to 2010. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our behavioral health segment

Interest Expense

Interest expense for the year ended December 31, 2011 increased by $3.2 million compared to the same period in 2010 due to the secured convertible promissory note entered into between the Company and Socius and David Smith during the 2011 year.  The secured convertible promissory notes were converted into common stock at the end of 2011. Included in interest expense is a charge in the amount of $306,000 due to the beneficial conversion feature related to the notes for the investors in the December 2011 financing.

Loss on Debt Extinguishment

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010 the court approved our settlement of the complaint in exchange for issuing 125,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  Pursuant to the terms of the agreement, the number of shares were adjusted and 15,125 shares were subsequently issued., which resulted in a loss on settlement of claims in the amount of  $41,000, for the year ended December 31, 2011.

Change in Fair Value of Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $7.2 million for the year ended December 31, 2011, compared to a net loss of $0.0 million for the same period in 2010.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Impairment Losses

There were no significant impairment losses related to plant, property and equipment recorded in 2011 and 2010

Depreciation and Amortization

Depreciation and amortization was insignificant for the year ended December 31, 2011

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 28, 2012, we had a balance of approximately $95,000 cash on hand. We had working capital deficit of approximately $2.2 million at December 31, 2011 and have continued to deplete our cash position subsequent to December 31, 2011. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into April 2012, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.  We have received a loan from one of our large shareholders to fund operations for the last month while we seek additional capital, but there is no assurance that he or anyone else will continue to provide additional capital.

In July 2010, we closed on $2 million of a registered direct financing with certain institutional investors which represented $1.7 million in net proceeds to our Company.

In October 2010, we entered into securities purchase agreements with certain accredited investors,  including Socius, pursuant to which such investors purchased $500,000 of 12% senior secured convertible notes (the “October 2010 Bridge Notes”) and the October 2010 Bridge Warrants. The October 2010 Bridge Notes and the October 2010 Bridge Warrants were exchanged in November 2010.

In November 2010, we completed a private placement with certain accredited investors, including Socius and Jay Wolf, the lead director of the Company, for gross proceeds of $6.9 million (the “November 2010 Offering”). Of the gross proceeds, $503,000 represented the exchange of the October 2010 Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the November 2010 Offering. In addition, the Company issued warrants to purchase 141,750 shares of common stock at an exercise price $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a price of $0.40 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “November 2010 Notes”) to the investors on a pro rata basis. The November 2010 Notes were to mature on the second anniversary of the closing.  The November 2010 Notes were secured by a first priority security interest in all of the Company’s assets. Pursuant to the terms, the November 2010 Notes and any accrued interest converted automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.40 per share, subject to certain adjustments, including certain share issuances below $0.40 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and, at such time, the outstanding principal under the November 2010 Notes plus accrued interest automatically converted to 15,514,364 shares of common stock. In addition, each non-affiliated investor in the November 2010 Offering investing $2,000,000 or more received five-year warrants.  One non-affiliated investor received 549,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share. The net cash proceeds to the Company from the November 2010 Offering were estimated to be $6.4 million inclusive of the October 2010 transaction and after offering expenses.

In August 2011, we entered into a securities purchase agreement with Socius, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant.  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into common stock or the securities issued in the next Qualified Financing.  The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of common stock, (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. As described below, the August 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant.  The October 2011 Bridge Warrant expires on October 5, 2016, and contains the same material terms as the August 2011 Bridge Warrant. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company. As described below, the October 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, in connection with the October 2011 Bridge Note, the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David Smith.  The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012 and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

On November 2, 2011, we entered into amended and restated secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively (the “November 2011 Amended and Restated Bridge Notes”), In connection therewith, we issued warrants to purchase common stock to each of Socius and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2, 2011 Bridge Warrants”) The exercise price of and number of shares of common stock underlying the November 2, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November 2011 Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November 2011 Amended and Restated Notes and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November 2011 Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November 2011 Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with Socius and David Smith to amend the Consent Agreement to adjust each  of Socius’ and David Smith’s respective sharing percentages in recoveries against collateral securing the November 2011 Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

On November 15, 2011, we entered into a second amended and restated secured convertible note with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively (the “November Second Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock  to each of Socius and David Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 15, 2011 Bridge Warrants”). The exercise price of and number of shares of common stock underlying the November 15, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November Second  Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November Second Amended and Restated Notes and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November Second Amended and Restated Notes is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November Second Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 30, 2011, we entered into a third amended and restated secured convertible note (the “November Third Amended and Restated Bridge Note”) with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 30, 2011 Bridge Warrant”). The exercise price of and number of shares of common stock underlying the November 30, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November Third Amended and Restated Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November Third Amended and Restated Note and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November Third Amended and Restated Notes is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November Third Amended and Restated Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Socius Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Socius and David smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Socius and Smith in the amounts of 173,077 and 596,154, respectively (the “December 2011 Bridge Warrants”).  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note mature on January 3, 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note and any accrued interest are convertible at the holder’s option into common stock or the next Qualified Financing.  The conversion price for the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note converted into common stock on December 27, 2011.

Effective December 8, 2011, the Company entered into a Third Amendment to the Consent Agreement (the “Third Consent Amendment”) with Socius and David Smith to amend the Consent Agreement dated October 5, 2011, as amended on November 2, 2011 and November 15, 2011 (the “Consent Agreement”), to adjust David Smith’s and Socius’s respective sharing percentages in recoveries against collateral securing the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note in order to reflect the increased principal amounts thereunder.

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Socius, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. As a result, Socius and David Smith received 4,946,495 and 4,069,435 shares of common stock, respectively.  The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering was conducted pursuant to a registration statement on Form S-1 (File No. 333-173659). In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have half-ratchet anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Socius and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Nevada, Kansas, Massachusetts and Louisiana and plan to launch another program during the second quarter of 2012. We have begun to generate fees from the launched programs, increased fees in the first three months of 2012, and expect to increase enrollment and fees throughout the year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to try to find areas to reduce our operating expenses.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of Common Stock. In the fourth quarter of 2010 and the first quarter of 2011, management reduced costs through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs throughout 2012 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We have continued to focus on promoting our OnTrak program.

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

Cash Flows

We used $6.8 million of cash for continuing operating activities during the year ended December 31, 2011 compared to $8.4 million in 2010. Use of funds in operating activities, primarily includes cost of health care services and general and administrative expense (excluding share-based compensation expense amounting to $4.4 million and $5.0 million for 2011 and 2010 respectively). This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations

Capital expenditures for the year ended 2011 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the first half of 2012 as we implement our recently executed contracts.  We expect our current cash resources to cover expenses into April 2012, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.  We have received a loan from one of our large shareholders to fund operations for the last month while we seek additional capital, but there is no assurance that he or anyone else will continue to provide additional capital.

Bridge Financing

In August 2011, we entered into a securities purchase agreement with Socius, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant. As described below, the August 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant.  As described below, the October 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On November 2, 2011, we entered into the November 2011 Amended and Restated Bridge Notes pursuant to which we amended and restated the secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively.  In connection therewith, we issued the November 2, 2011 Bridge Warrants.  As described below, the November 2011 Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 15, 2011, we entered into the November  Second Amended and Restated Bridge Notes pursuant to which we further amended and restated the secured convertible notes with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively. In connection therewith, we issued the November 15, 2011 Bridge Warrants. As described below, the November Second Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 30, 2011, we entered into the November Third Amended and Restated Bridge Note pursuant to which we further amended and restated the secured convertible note with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued the November 30, 2011 Bridge Warrant. As described below, the November Third Amended and Restated Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On December 8, 2011, we entered into the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note to increase the outstanding principal amount under the outstanding notes to each of Socius and David Smith to $45,000 and $155,000, respectively. In connection therewith, we issued the December 2011 Bridge Warrants.  As described below, the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note converted into common stock on December 27, 2011.

As described above, in connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. As a result, Socius and David Smith received 4,946,495 and 4,069,435 shares, respectively.  In connection with the December 2011 Offering, the previous warrants issued to each of Socius and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

On November 30, 2011, we entered into a third amended and restated secured convertible note (the “November Third Amended and Restated Bridge Note”) with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 30 2011 Bridge Warrant”). The exercise price of and number of shares of common stock underlying the November 30 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November Third Amended and Restated Note  matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November Third Amended and Restated Note and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November Third Amended and Restated Notes is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November Third Amended and Restated Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Socius Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Socius and David smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Socius and Smith in the amounts of 173,077 and 596,154, respectively (the “December 2011 Bridge Warrants”).  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note mature on January 3, 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note and any accrued interest are convertible at the holder’s option into common stock or the next Qualified Financing.  The conversion price for the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note converted into common stock on December 27, 2011.

Effective December 8, 2011, the Company entered into a Third Amendment to the Consent Agreement (the “Third Consent Amendment”) with Socius and David Smith to amend the Consent Agreement dated October 5, 2011, as amended on November 2, 2011 and November 15, 2011 (the “Consent Agreement”), to adjust David Smith’s and Socius’s respective sharing percentages in recoveries against collateral securing the Smith Third Amended and Restated Bridge Note and Socius Fourth Amended and Restated Bridge Note in order to reflect the increased principal amounts thereunder.

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

In August 2009, we amended and restated the senior secured note with Highbridge to extend the maturity date from January 15, 2010 to July 15, 2010, and Highbridge agreed to give up its optional redemption rights. We also committed to exercising our right to sell our ARS in accordance with the terms of the rights offering by UBS, who sold them to us, and use the proceeds from the sale to redeem the note and to provisions that we would use a portion of any capital raised to redeem the note. We also amended all 1.8 million warrants that had been previously issued to Highbridge to purchase shares of our common stock, to change the exercise price to $0.28 per share, and extend the expiration date to five years from the amendment date. In July 2010, we paid off the outstanding balance of the note from the net proceeds of the ARS redemptions (see below).

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the impairment assessments for intangible assets, valuation of marketable securities, and estimation of the fair value of warrant liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2011 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2011 and 2010 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were two employees moved to consulting status in 2011, however their options didn’t continue to vest at resignation so no modification was calculated.

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

At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating.  We further determined that the estimated useful lives of the remaining intellectual property properly reflected the current remaining economic useful lives of the assets.

Valuation of Marketable Securities

Investments include ARS and certificates of deposits with maturity dates greater than three months when purchased, which are classified as available-for-sale investments and reflected in current or long-term assets, as appropriate, as marketable securities at fair market value. Unrealized gains and losses are reported in our consolidated balance sheet within accumulated other comprehensive loss and within other comprehensive loss. Realized gains and losses and declines in value judged to be “other-than-temporary” are recognized as a non-reversible impairment charge in the Statement of Operations on the specific identification method in the period in which they occur.

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

There had been continued auction failures with our ARS portfolio, quoted prices for our ARS did not exist though the year ended December 31, 2009 thus un-observable inputs were used. In June 2010, we redeemed all of our ARS portfolio at par.

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $7.2 million for the year ended December 31, 2011, compared to a net loss of $6.3 million for the same period in 2010.

Recent Accounting Pronouncements

Recently Issued or Newly Adopted Accounting Standards

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

Recent Accounting Guidance Not Yet Adopted

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amended ASC 820, “Fair Value Measurements” (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles—Goodwill and Other – Goodwill” (“ASC 350-20”). ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our system of disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation our principal executive officer and our principal financial officer have concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the year ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management concluded that, as of December 31, 2011, our system of internal control over financial reporting was effective.

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

The following table lists our executive officers and directors serving at December 31, 2011.  Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.  Each current director is serving a term that will expire at the Company's next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	52	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	42	Director, President and Chief Operating Officer	2003

Susan Etzel	38	Chief Financial Officer	2011

Andrea Grubb Barthwell, M.D.	57	Director, Chair of the Compensation Committee, Member of the Audit Committee, and Member of the Nominations and Governance Committee	2005

Kelly McCrann	56	Director, Chair of the Nominations and Governance Committee, Member of the Audit Committee, Member of the Compensation Committee	2010

Jay A. Wolf	39	Lead Director, Chair of the Audit Committee, Member of the Nominations and Governance Committee, Member of the Compensation Committee	2008

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

Richard A. Anderson has served as our Chief Operating Officer and as a director since July 2003. He has twenty years of experience in business development, strategic planning, operating and financial management. He was the chief financial officer of Clearant, Inc. from November 1999 until March 2005, and served as a director from November 1999 to March 2006.  Mr. Anderson was previously a director and founding member of PriceWaterhouseCoopers LLP’s, Los Angeles office transaction support group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

Susan Etzel, has served as the Company’s Chief Financial Officer since July 2011 and prior to that was the Company’s Corporate Controller since February 2011. Prior to joining the Company, she acted as the Controller of Clearant, Inc., a developer of a universal pathogen inactivation technology, from July 2005 until February 2011. She received a Bachelor of Business Economics with an emphasis in Accounting from the University of California, Santa Barbara. She is also a Certified Public Accountant.

Andrea Grubb Barthwell, M.D., F.A.S.A.M., has served as a director since 2005. Since 2005, Dr. Barthwell has been the founder and Chief Executive Officer of the global health care and policy-consulting firm EMGlobal LLC and Director at Two Dreams Outer Banks Treatment Center.  President George W. Bush nominated Dr. Barthwell in December 2001 to serve as Deputy Director for Demand Reduction in the Office of National Drug Control Policy (ONDCP).  The United States Senate confirmed her nomination on January 28, 2002.  As a member of the President's sub-cabinet, Dr. Barthwell was a principal advisor in the Executive Office of the President (EOP) on policies aimed at reducing the demand for illicit drugs. Dr. Barthwell received a Bachelor of Arts degree in Psychology from Wesleyan University, where she serves on the Board of Trustees, and a Doctor of Medicine from the University of Michigan Medical School.  Following post-graduate training at the University of Chicago and Northwestern University Medical Center, she began her practice in the Chicago area.  Dr. Barthwell served as President of the Encounter Medical Group (EMG, an affiliate of EMGlobal), was a founding member of the Chicago Area AIDS Task Force, hosted a weekly local cable show on AIDS, and is a past president of the American Society of Addiction Medicine.  She is also a member of Treatment Partners LLC.  Dr. Barthwell received the Betty Ford Award, given by the Association for Medical Education and Research in Substance Abuse and has been named by her peers as one of the "Best Doctors in America" in addiction medicine.

Kelly J. McCrann has served as a director of the Company since December 9, 2010. Mr. McCrann has over 30 years of experience managing and operating healthcare companies. Since March 2012, Mr. McCrann has served as the Chief Executive Officer of AdvoServ., a healthcare services company from March 2012 to present.  From July 2011 to February 2012, Mr. McCrann served as Chairman and CEO of Crescent Healthcare, Inc., a provider of intravenous immune globulin therapy to patients with chronic disorders.  Mr. McCrann served as Chairman and Chief Executive Officer of Xcorporeal, Inc., a medical device company from 2008 to 2010. Mr. McCrann was responsible for product development, strategic partnerships and facilitating the sale of the company.  From June 2007 through September 2008, Mr. McCrann served as President of Dental Operations of HealthMarkets Inc.   Previously, he served as Senior Vice President of DaVita Inc., from 2006 to 2007, where he was responsible for all home based renal replacement therapies for the United States' second largest kidney dialysis provider. Prior to that, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc and has held executive positions at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International and began his career as a consultant with McKinsey & Company. He is a graduate of University of California, Los Angeles and the Harvard Business School. Mr. McCrann currently sits on the Boards of Loma Linda University Medical Center and Sound Surgical Technologies, Inc. He is a former director of Dental One, Inc., InPatient Consultants, Inc., OrthoSynetics, Inc. and Xcorporeal, Inc.

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

Involvement in certain legal proceedings

Other than as set forth in Mr. Wolf’s biography above or in “Item 3 Legal Proceedings,” none of our directors or executive officers has during the past ten years:

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

•
been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission (“SEC”) or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied with except for the following: six Form 4 reports were not timely filed by Terren Peizer as to nine transactions, and two Form 4 reports were not timely filed by David Smith as to six transactions.

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

Nominations and governance committee

The nominations and governance committee consists of up to three directors who are independent as defined by the Nasdaq rules. The committee consists of Mr. McCrann, Mr. Wolf, and Dr. Barthwell, and did not hold any meetings during 2011. The committee nominates new directors and periodically oversees corporate governance matters.

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

Compensation committee

The compensation committee consists of three directors who are independent as defined by the Nasdaq rules. The committee consists of Dr. Andrea Grubb Barthwell (chairman) and Mr. Jay Wolf, and did not hold any meetings during 2011. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for our named executive officers during the 2011 and 2010 fiscal years.

							Non-
						Non-	Qualified	All
						Equity	Deferred	Other
					Option	Incentive	Compen-	Compen-
Name and		Salary		Stock	Awards	Compen-	sation	sation
Principal Position	Year	(4)	Bonus	Awards	(1)	sation	Earnings	(2)		Total

Terren S. Peizer,	2011	450,000	-	-	296,958	-	-	12,348	(3)	759,306
Chairman & Chief	2010	450,000	-	-	2,011,605	-	-	-		2,461,605
Executive Officer

Richard A. Anderson,	2011	355,560	-	-	379,459	-	-	26,816		761,835
President and	2010	350,000	-	-	1,666,033	-	-	21,495		2,037,528
Chief Operating Officer

Etzel, Susan	2011	115,000	-	-	1,950	-	-	-		116,950
Chief Financial Officer	2010	-	-	-	-	-	-	-		-

Donato, Peter	2011	121,712	-	-	40,129	-	-	-		161,841
Chief Financial Officer	2010	69,000	-	-	9,881	-	-	-		78,881

Maurice S. Hebert,	2011	-	-	-	-	-	-	-		-
Chief Financial Officer	2010	41,956	-	-	3,343	-	-	-		45,299

Christopher S. Hassan,	2011	-	-	-		-	-	-		-
Chief Strategy Officer	2010	100,792	-	-	71,323	-	-	-		172,115

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2011 and 2010 for stock option awards granted to the executive officers in accordance with FASB accounting rules. The grant-date fair values of stock options are calculated using the Black-Scholes option pricing model, which incorporates various assumptions including expected volatility, expected dividend yield, expected life and applicable interest rates. See notes to the consolidated financial statements in this report for further information on the assumptions used to value stock options granted to executive officers. For 2010, the option award amounts included incremental compensation expense of $1,714,721 for Mr. Peizer and $1,478,897 for Mr. Anderson, respectively, related to the options granted by the Board of Directors on December 9, 2010, which vested immediately.  There were no options granted during 2011.

(2)	Includes group life insurance premiums and medical benefits for each officer.
(3)	Includes $11,969 in 2011 for parking, including tax gross-ups.
(4)
Amounts for Mr. Hebert, Mr. Donato, and Ms. Etzel represent pro-rata salary earned on annual salaries of $240,000, $220,000, and $150,000, respectively.  In addition, Mr. Peizer, Mr. Anderson, and Ms. Etzel deferred part of their salary for the 2011 year.

Executive employment agreements

Chief executive officer

We entered into a five-year employment agreement with our chairman and chief executive officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renewed for an additional five years upon completion of the initial term. Mr. Peizer currently receives an annual base salary of $450,000, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes.  In 2010, Mr. Peizer was granted 1,485,000 options to purchase shares of our common stock at 10% above fair market value, or $1.76 per share with vesting periods matching previous vesting terms.  As a result, 1,158,300 of the 1,485,000 stock options vested immediately with 326,700 vesting matching vesting terms of the previous stock options. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and chief operating officer, chief strategy officer

We entered into four-year employment agreements with our president and chief operating officer, Richard A. Anderson and our chief strategy officer Christopher S. Hassan effective April 19, 2005 and July 27, 2006, respectively.  Mr. Anderson’s agreement renewed for an additional four year term in 2010. Mr. Hassan resigned on April 16, 2010.  Mr. Anderson currently receives an annual base salary of $355,560, and Mr. Hassan, while employed, received an annual base salary of $302,377, each with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. They each receive, or received when employed, executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. In December 2010, Mr. Anderson was granted options to purchase 1,485,000 shares of our common stock at $1.60 per share, the fair market value at the date of the grant.  The options are subject to previous vesting schedules, and as a result, 1,098,900 of the 1,485,000 stock options vested immediately. Mr. Hassan’s options were cancelled 90 days after his employment ended.  The options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

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

Mr. Peter Donato joined Catasys on an “at-will” basis in August 2010 with an annual salary of $220,000.  He was granted options to purchase 10,000 shares of our common stock at an exercise price of $4.40 per share, the fair market value on the date of the grant, vesting monthly over three years with one year cliff and monthly thereafter, effective from the date of the grant.  In December 2010, Mr. Donato was granted options to purchase 193,725 shares of our common stock at $1.60 per share, the fair market value of the date of the grant. The December 2010 options vest over 3 years with an eight month cliff, 22% vesting after 8 months and monthly thereafter.  Mr. Donato resigned as chief financial officer in July 2011.

Ms. Susan Etzel was promoted to Chief Financial Officer of Catasys on an “at-will” basis in July 2011 with an annual salary of $150,000.  In May 2011, Ms. Etzel was granted options to purchase 16,250 shares of our common stock at an exercise price of $0.80 per share, the fair market value on the date of the grant, vesting monthly over three years with one year cliff and monthly thereafter, effective from the date of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2011.

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: No. of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (3)
Terren S. Peizer	25,000	-	-	$12.40	09/29/13
	11,500	-	-	12.40	02/07/18
	13,500	-	-	12.40	06/20/18
	17,315	6,660	-	19.36	10/27/19
	1,364,637	120,363	-	1.76	12/06/20
	1,431,952	127,023

Richard A. Anderson	3,000	-	-	11.20	09/29/13
	6,375	-	-	11.20	04/28/15
	625	-	-	11.20	07/27/16
	7,325	-	-	11.20	02/07/18
	8,613	-	-	11.20	06/20/18
	8,992	3,458	-	17.60	10/27/19
	1,356,675	128,325	-	1.60	12/06/20
	1,391,605	131,783

Susan Etzel	-	16,250	-	0.800	05/21/21

(1)
Options granted in October 2009 vest monthly over 36 months.  Options granted in December 2010 vest partially upfront and remainder over no greater than 19 months, and the options granted in May 2011 have a one-year cliff, with one-third vesting on the first anniversary and the remainder over the next 24 months.

OPTIONS EXERCISED IN 2011

There were no options exercised by any of our named executive officers, and no restricted stock vested, in 2011.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2011.

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

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum of $525,000 based upon one year's salary plus the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one year, with a value equal to $17,000.

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

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $787,500, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $25,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2011. Except as set forth in the table, during 2011, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

				Non-	Non-
	Fees			equity	qualified
	earned			incentive	deferred	All
	or paid	Stock	Option	plan	compen-	other
	in cash	awards	awards	compen-	sation	compen-
Name			(1)	sation	earnings	sation	Total
Andrea Barthwell, MD	-	-	77,994	-	-	-	77,994
Jay Wolf	-	-	112,628	-	-	-	112,628
Kelly McCran	-	-	86,400				86,400

Notes to director compensation table:

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2011 for non-employee director stock options granted in 2011 and in previous years, in accordance with FASB accounting rules. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements in this report for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards by non-employee directors as of December 31, 2011, were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding	outstanding
Andrea Grubb Barthwell, MD	282,500	953,350
Jay Wolf	282,500	619,071
Kelly McCrann	270,000	304,897

	835,000	1,877,318

There were a total of 835,000 stock options granted to non-employee directors outstanding at December 31, 2011, with an aggregate grant date fair value of $1,877,318, the last of which will vest in December 2013.  A total of 810,000 options to purchase common stock (270,000 per director), as well as 510,000 shares of restricted stock to Mr. Wolf in consideration of his services as lead director were granted to all non-employee directors on December 9, 2010. There were no options granted during 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the shares of common stock beneficially owned as of March 29, 2012 by: (i) each person known to us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each executive officer named in the Summary Compensation Table set forth in the Executive Compensation section, and (iv) all of our current directors and officers as a group.

			Total
	Common	Options &	common
	stock	warrants	stock	Percent
	beneficially	exercisable	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Terren S. Peizer (4)	13,771,351	13,229,633	27,000,984	57.3%
Richard A. Anderson (5)	-	1,498,897	1,498,897	4.2%
Susan Etzel	-	5,417	5,417	*
Andrea Barthwell, M.D. (6)	-	262,378	262,378	*
Kelly McCran	-	127,500	-	*
Jay A. Wolf (7)	1,208,177	266,790	1,474,967	4.3%
Esousa Holdings LLC (8)	1,297,384	682,878	1,980,262	5.7%
Dave Smith (9)	9,335,351	7,486,500	16,821,851	40.6%
Superload Ltd. (10)	1,680,862		1,680,862	5.0%

* Less than 1%

All directors and named executive officers as a group (6 persons)	14,979,528	15,390,615	30,242,644	61.4%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025.
(2)	The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.
(3)
On March 29, 2012, there were 33,901,395 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 29, 2012, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)
Consists of 11,188,017 shares of common stock, a secured convertible promissory note convertible into 2,583,334 shares of common stock, warrants to purchase 11,711,624 shares of common stock, and options to purchase 1,518,009 shares of common stock. 327,500, 12,875,936 and 567,916 shares are held of record by Reserva Capital LLC, Socius Capital Group, LLC and Bonmore, LLC, respectively, where Mr. Peizer serves as Managing Director and may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 1,498,897 shares of common stock.
(6)	Includes options to purchase 262,378 shares of common stock.
(7)
Consists of 1,208,177 shares of common stock and options to purchase 266,790 shares of common stock held by Jay Wolf. Family members, David Wolf and Mary Wolf, hold 51,717 shares and 129,293 shares, respectively.

(8)	Consists of 1,297,384 shares of common stock and warrants to purchase 682,878 shares of common stock. The address for Esousa Holdings LLC is 317 Madison Ave, Suite 1621, New York, NY 10017.
(9)
Consists of 9,335,351 shares of common stock, and warrants to purchase 7,486,500 shares of common stock.  The address for Mr. Smith is c/o Coast Asset Management, LLC, 2450 Colorado Avenue, Suite 100 E. Tower, Santa Monica, California 90404.

(10)	Consists of 1,680,862 shares of common stock. The address for Superload Ltd. is c/o C. M. Hui & Co, Unit C, 7/F, Nathan Commercial Building, 430-436 Nathan Road, Kowloon, Hong Kong.

Equity Compensation Plan Information

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

	(a)	(b)	( c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	26,441,966	$1.77	472,578
Equity compensation plans not approved by security holders	-		-

Total	26,441,966	$1.77	472,578

1) These plans consist of 5,030,057 outstanding options and 21,411,909 outstanding warrants.

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

On December 9, 2010, the Board approved a related-party sublease of approximately one-third of our principal corporate offices located at 11150 Santa Monica Blvd., Los Angeles, CA to Reserva Capital, LLC, an affiliate of our Chairman and CEO.

Certain Transactions

In October 2010, the Company entered into securities purchase agreements with certain accredited investors, including Socius, pursuant to which the Company issued to the investors the October 2010 Bridge Notes and the October 2010 Bridge Warrants. The aggregate amount purchased by the investors was $500,000 and the aggregate amount purchased by Socius was $250,000. Socius is an affiliate of Terren S. Peizer, the Company’s Chairman and CEO. Socius beneficially owns 24,587,560 shares of common stock of the Company or 51 percent.

In November 2010, the Company completed a private placement with certain accredited investors, including Socius and Jay Wolf, the lead director of the Company, for gross proceeds of $6.9 million. Socius’s investment was $2.0 million and Mr. Wolf’s investment was $200,000.  Family members of Mr. Wolf also invested an aggregate of $70,000. As consideration, the Company issued warrants to purchase 141,750 shares of common stock at $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a purchase price of $0.40 per share and $5.9 million in aggregate principal of 12% senior secured convertible notes to the investors on a pro rata basis. Jay Wolf beneficially owns 1,474,967 shares of common stock of the Company or 4.3 percent.

On December 9, 2010, the Board of Directors issued 510,000 shares to Jay Wolf as compensation for his newly appointed role of Lead Director. The approximate dollar value of this transaction was $816,000.

In August 2011, the Company entered into a securities purchase agreement with Socius, pursuant to which in exchange for $650,000,  the Company issued the August 2011 Bridge Note and the August 2011 Bridge Warrant. The August 2011 Bridge Note and the August 2011 Bridge Warrant are more fully described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which in exchange for $680,0000, the Company issued the October 2011 Bridge Note the October 2011 Bridge Warrant. The October 2011 Bridge Note and the October 2011 Bridge Warrant are more fully described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  David Smith is an affiliate of the Company and beneficially owns 16,821,851 shares of common stock of the Company or 40.6 percent.

On November 2, 2011, we entered into the November 2011 Amended and Restated Bridge Note pursuant to which we amended and restated secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively. In connection therewith, we issued the November 2, 2011 Bridge Warrants. The November 2011 Amended and Restated Bridge Notes and the November 2, 2011 Bridge Warrants are more fully described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 15, 2011, we entered into the November Second Amended and Restated Bridge Notes pursuant to which we further amended and restated secured convertible notes with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively. In connection therewith, we issued the November 15, 2011 Bridge Warrants. The November 2011 Second Amended and Restated Bridge Notes and the November 15, 2011 Bridge Warrants are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 30, 2011, we entered into the November Third Amended and Restated Bridge Note with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued the November 30, 2011 Bridge Warrant. The November Third Amended and Restated Bridge Note and the November 30, 2011 Bridge Warrant are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 8, 2011, we entered into the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note to increase the outstanding principal amount under the outstanding notes to each of Socius and David Smith to $45,000 and $155,000, respectively. In connection therewith, we issued the December 2011 Bridge Warrants. The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated  Bridge Note and the December 2011 Bridge Warrants are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Socius, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering is more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The total amount invested by each of Socius and David Smith was $1.4 million and $1.0 million, respectively. In addition, on December 27, 2011, the Company increased the number of warrants issued to each of Socius and David Smith for an aggregate of 8,333,333 and 6,900,000 shares respectively, as a result of the consummation of a Qualified Financing.  The securities were issued pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

Independence of the Board of Directors

Our common stock is traded on the Pink Sheets. The Board has determined that a majority of the members of the Board qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Mr. Wolf, Mr. McCrann, and Dr. Barthwell are independent under the listing standards of NASDAQ. In making this determination, the Board considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Rose, Snyder & Jacobs has served as our independent registered public accounting firm for our 2011 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2011 fiscal year unless the audit committee deems it advisable to make a substitution.

Aggregate fees incurred by us for the fiscal years ended December 31, 2011 and 2010, by Rose, Snyder & Jacobs and other service providers were as follows:

	2011	2010
Audit fees	$74,010	$48,266
Audit-related fees	20,500	30,000
Total	$94,510	$78,266

The audit committee has considered whether the provision of non-audit services by Rose, Snyder & Jacobs is compatible with maintaining Rose, Snyder & Jacobs’ independence.

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

3.2
Certificate of Amendment to Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

3.3
Certificate of Amendment, as corrected by the Certificate of Correction, to Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit of the same number to Catasys, Inc’s Registration Statement on Form S-1/A filed with Securities and Exchange Commission on September 9, 2011.

3.4
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

4.2
Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

4.3
Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

4.4
Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.5
Amended and Restated Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2011.

4.6
Second Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.7
Second Amended and Restated Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.8
Third Amended and Restated Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011.

4.9
Third Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011

4.10
Fourth Amended and Restated Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.11
Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.

4.12
Secured Convertible Promissory Note issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.13
Secured Convertible Promissory Note issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.14	Form of Warrant incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Registrations Statement on Form S-1/A filed with the Securities and Exchange Commission on May 17, 2010.
4.15	Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.
4.16
Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

4.17
Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.18
Amended and Restated Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.19
Second Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.20
Second Amended and Restated Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.21
Third Amended and Restated Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011.

4.22
Third Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.23
Fourth Amended and Restated Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.4 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.24	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2011.
4.25
Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.

4.26
Warrant issued to Socius Capital Group, LLC, incorporated by reference to exhibit 4.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.27	Warrant issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.4 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
4.28
Warrant issued on November 16, 2010, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

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
10.22
Eighth Amendment to lease by and between Catasys, Inc. and the Irvine Company, LLC, incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

10.23
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated October 19, 2010, incorporated by reference to Exhibit 4.1, 4.2, 4.3, 4.4, 10.1, 10.2, and 10.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2010.

10.24
Consulting Services Agreement between Catasys, Inc. and John V. Rigali, dated March 23, 2010, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010.

10.25
Seventh Amendment to Lease between Catasys, Inc. and The Irvine Company LLC, dated April 29, 2010, incorporated by reference to Exhibit 10.31 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2010.

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

10.28
Amendment No. 3 to Lease (3Net) between Catasys, Inc. and Lincoln Holdings, LLC, dated July 27, 2010, incorporated by reference to Exhibit 10.32 of Catasys, Inc.’s quarterly report filed with the Securities and Exchange Commission on August 16, 2010.

10.29
Consulting Services Agreement between Catasys, Inc. and Marc Cummins, incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

10.30
Placement Agent Agreement between Rodman & Renshaw, LLC and Catasys, Inc., dated July 22, 2011, incorporated by reference to exhibit 10.30 of Catasys, Inc.’s registrations statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2011.

10.31
Securities Purchase Agreement between Socius, LLC and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

10.32
Securities Purchase Agreement between David E. Smith and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.33
Consent Agreement between Socius, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.34
Amended and Restated Consent Agreement between Socius, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

10.35
Second Amended and Restated Consent Agreement between Socius, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

10.36
Third Amended and Restated Consent Agreement between Socius, LLC and David E. Smith, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

10.37
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 20, 2011, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2011.

21.1
Subsidiaries of the Company, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

23.1	Consent of Independent Registered Public Accounting Firm – Rose, Snyder & Jacobs.
24.1	Power of Attorney (included on signature page).
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Statement of Stockholders’ Equity, and (v) Notes to Condensed Financial Statements.

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: March 30, 2012	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terren Peizer and Susan Etzel jointly and severally, his attorneys-in-fact, each with power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 30, 2012
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN ETZEL	Chief Financial Officer	March 30, 2012
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 30, 2012
Richard A. Anderson	and Director

/s/ JAY A. WOLF	Lead Director	March 30, 2012
Jay A. Wolf

/s/ KELLY McCRANN	Director	March 30, 2012
Kelly McCrann

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	March 30, 2012
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2012

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(audited)
(In thousands,except for number of shares)	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$771	$4,605
Receivables, net of allowance for doubtful accounts of $0 and $36, respectively	180	73
Prepaids and other current assets	408	183
Total current assets	1,359	4,861
Long-term assets
Property and equipment, net of accumulated depreciation of $5,717 and $5,864 respectively	89	194
Intangible assets, net of accumulated amortization of $2,036 and $1,938 respectively	1,920	2,423
Deposits and other assets	212	466
Total Assets	$3,580	$7,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,527	$1,665
Accrued compensation and benefits	669	706
Deferred revenue	59	-
Other accrued liabilities	1,275	1,036
Total current liabilities	3,530	3,407
Long-term liabilities
Long-term debt	-	5,824
Deferred rent and other long-term liabilities	18	-
Warrant liabilities	4,528	8,890
Total liabilities	8,076	18,121

Stockholders' equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 33,901,395 and 4,542,775 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	83	18
Additional paid-in-capital	206,313	192,578
Accumulated deficit	(210,892)	(202,773)
Total Stockholders' Deficit	(4,496)	(10,177)
Total Liabilities and Stockholders' Equity	$3,580	$7,944

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2011	2010
Revenues
Healthcare services revenues	$24	$28
License & Management services revenues	243	420
Total revenues	$267	$448

Operating expenses

Cost of healthcare services	$571	$255
General and administrative	11,145	12,750
Impairment losses	267	34
Depreciation and amortization	349	882
Total operating expenses	$12,332	$13,921

Loss from operations	$(12,065)	$(13,473)

Interest and other income	4	131
Interest expense	(3,189)	(1,025)
Gain on the sale of marketable securities	-	696
Other than temporary impairment of marketable securities	-	-
Loss on debt extinguishment	(41)	-
Change in fair value of warrant liability	7,186	(6,303)
Gain (Loss) from operations before provision for income taxes	$(8,105)	$(19,974)
Provision for income taxes	14	22
Net income (loss)	$(8,119)	$(19,996)

Basic and diluted net income (loss) per share:*
Basic and diluted net income (loss) per share*	$(0.44)	$(9.21)

Weighted number of shares outstanding*	18,439	2,172

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Other
(Dollars in thousands)	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2009	1,632,075	7	$184,715	$696	$(182,777)	$2,641

Common stock issued for outside services	17,375	1	270		-	271
Common stock issued in registered direct placement, net of expenses	2,757,200	10	1,789			1,799
Common stock issued as debt payment	136,125	-	1,234			1,234
Options and warrants issued for employee and outside services	-	-	4,570		-	4,570
Exercise of options and warrants						-
Common stock issued for employee stock purchase plan		-			-	-
Net loss	-	-	-	(696)	(19,996)	(20,692)
Balance at December 31, 2010	4,542,775	18	$192,578	$-	$(202,773)	$(10,177)

Common stock issued for outside services	800,000	1	411		-	412
Common stock issued in registered direct placement, net of expenses	27,780,271	64	9,025			9,089
Common stock issued as debt payment	15,129	-	41			41
Stock, Options and warrants issued for employee and outside services	510,000	-	4,157		-	4,157
Exercise of options and warrants	3,220	-	9			9
Common stock issued for employee stock purchase plan	250,000	-	92		-	92
Net loss	-	-	-		(8,119)	(8,119)
Balance at December 31, 2011	33,901,395	83	$206,313	$-	$(210,892)	$(4,496)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(In thousands)	December 31,
	2011	2010
Operating activities:
Net income (loss)	$(8,119)	$(19,996)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	349	882
Amortization of debt discount and issuance costs included in interest expense	2,978	761
Gain on redemption of marketable securities	-	(696)
Loss on debt extinguishment	41	-
Provision for doubtful accounts	10	36
Deferred rent	(17)	(362)
Share-based compensation expense	4,394	4,969
Fair value adjustment on warrant liability	(7,186)	6,303
Impairment losses	267	34
Gain on disposition of assets	2	-
Changes in current assets and liabilities:
Receivables	(117)	199
Prepaids and other current assets	24	164
Accounts payable and other accrued liabilities	535	(728)
Net cash used in operating activities	$(6,839)	$(8,434)

Investing activities:
Proceeds from sales and maturities of marketable securities	$-	$10,225
Proceeds from sales of property and equipment	8	5
Purchases of property and equipment	(18)	(1)
Deposits and other assets	(33)	(246)
Net cash provided by (used in) investing activities	$(43)	$9,983

Financing activities:
Proceeds from the issuance of common stock and warrants	$975	$3,153
Costs related to the issuance of common stock and warrants	(172)	(623)
Proceeds from financing note	2,285	5,465
Costs related to the issuance of notes	-	(151)
Proceeds from bridge loan	-	500
Proceeds from UBS Line of Credit	-	450
Paydown on UBS line of credit	-	(6,908)
Paydown on senior secured note	-	(3,332)
Capital lease obligations	(40)	(93)
Net cash provided by (used in) financing activities	$3,048	$(1,539)

(continued on next page)

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

	Tweleve Months Ended
	December 31,
	2011	2010
Net increase (decrease) in cash and cash equivalents	$(3,834)	$10
Cash and cash equivalents at beginning of period	4,605	4,595
Cash and cash equivalents at end of period	$771	$4,605

Supplemental disclosure of cash paid
Interest	$-	$154
Income taxes	$28	$52
Supplemental disclosure of non-cash activity
Common stock issued for outside services	411	371
Common stock issued as debt payment	41	1,235
Common stock issued for converson of debt	8,486	-
Common stock issued for services	429	-
Common stock issued for exercise of warrants	9	-
Beneficial conversion feature related to financing	306	-
Property and equipment acquired through capital leases and other financing	18	-

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their substance dependence members through a network of licensed healthcare providers and our employees.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  Catasys also offers the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

We manage and report our operations through two business segments: healthcare services and license and management services. The healthcare services segment includes OnTrak and its integrated substance dependence solutions marketed to health plans, employers and unions through a network of licensed and company managed healthcare providers. The license and management segment provides licensing, administrative and management services to licensees that administer the PROMETA Treatment Program and other treatment programs, including a managed treatment center that is licensed and managed by us.

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, and company managed professional medical corporations. Based on the provisions of management services agreements between us and the medical corporations, we have determined that the medical corporations are variable interest entities (VIEs), and that we are the primary beneficiary as defined in the Financial Accounting Standards Board (FASB) rules for accounting for variable interest entities. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporations

All inter-company transactions have been eliminated in consolidation.

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2011, cash and cash equivalents amounted to $771,000 and we had a working capital deficit of approximately $2.2 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2011, our cash used in operating activities amounted $6.8 million. We anticipate continuing to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Nevada, Kansas, Massachusetts, and Louisiana, and we have signed an agreement with Oklahoma in January 2012, that is expected to launch in the second quarter of 2012. We have begun to generate fees from the launched programs, increased fees in the first three months of 2012, and expect to continue to increase enrollment and fees from our programs throughout this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to try to find areas to reduce our operating expenses.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  We have renegotiated certain leasing and vendor agreements to obtain more favorable pricing and to restructure payment terms with vendors, and have paid some expenses through the issuance of common stock. In the fourth quarter of 2010 and the first quarter of 2011, management reduced costs through new lease arrangements on its corporate headquarters and streamlining personnel and other operating costs. These reductions have been somewhat offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs throughout 2012 to service our contracts as they become operational. During the year ended December 31, 2010, we settled, through the issuance of common stock, approximately $1.2 million of liabilities. In previous periods, we have exited markets for our licensee operations that we have determined would not provide short-term profitability. We have continued to focus on promoting our OnTrak program.

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

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 5,775,000 million shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2011, we had an aggregate of 5,030,057 vested and unvested shares outstanding and 472,578 shares available for future awards.

Total share-based compensation expense on a consolidated basis amounted to $4.4 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively.

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

The estimated weighted average fair values of options granted during 2011 and 2010 were $0.57 and $17.2 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2011	2010
Expected volatility	143%	112%
Risk-free interest rate	2.14%	1.76%
Weighted average expected lives in years	5-6	5-6
Expected dividend	0%	0%

The expected volatility assumption for 2011 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2011 and 2010 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees. In 2011 forfeiture rates were 32% for awards granted prior to December 31, 2010 and 10% for awards granted in December 2010 through December 31, 2011. For 2010 the rate was 32% for all awards, excluding awards granted in December 2010.

We have elected to adopt the detailed method prescribed in FASB’s accounting rules for share-based compensation expense for calculating the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee share-based compensation awards that were outstanding upon adoption of such rules on January 1, 2006.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed.  We recorded $36,000 in 2011 and no expense in 2010, associated with modified liability awards.

Income Taxes

We account for income taxes using the liability method in accordance with ASC 740 “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”). To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN) 48, “Accounting for Uncertainty in Income Taxes” (incorporated into ASC 740), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity during the period except those resulting from investments by, or distributions to, stockholders.  For the year ended December 31, 2011 we incurred a comprehensive loss of $8.1 million, we have no comprehensive income or loss items that are not reflected in earnings and accordingly, our net loss equals comprehensive loss for that period.

For the year ended December 31, 2010, we incurred a comprehensive loss of $20.7 million of that amount $696,000 related to a net realized gain on marketable securities.

The components of total other comprehensive (loss) income for the years ended December 31, 2011 and 2010 are as follows:

	For Year Ended
(In thousands)	December 31,
	2011	2010
Net income (loss)	$(8,119)	$(19,996)
Other comprehensive gain:
Net unrealized gain (loss) on marketable securities available for sale	-	(696)
Comprehensive income (loss)	$(8,119)	$(20,692)

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 26,441,966 and 7,560,183 of incremental common shares as of December 31, 2011 and 2010, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We invest available cash in short-term commercial paper and certificates of deposits.  Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Marketable Securities

Investments include certificates of deposits with maturity dates greater than three months when purchased. These investments are classified as available-for-sale investments, are reflected in current assets as marketable securities and are stated at fair market value in accordance with FASB accounting rules related to investment in debt securities. Unrealized gains and losses are reported in stockholders’ equity in our consolidated balance sheet in “accumulated other comprehensive income (loss).” Realized gains and losses are recognized in the statement of operations on the specific identification method in the period in which they occur. Declines in estimated fair value judged to be other-than-temporary are recognized as an impairment charge in the statement of operations in the period in which they occur.

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

Our marketable securities consisted of investments with the following maturities as of December 31, 2011 and 2010:

Marketable Securities

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2010
Certificates of deposit	$133	$133	$-

Balance at December 31, 2011
Certificates of deposit	$159	$159	$-

The carrying value of all securities presented above approximated fair market value at December 31, 2011 and 2010, respectively.

Auction-Rate Securities

Since February 2008, auctions for these securities had failed; meaning the parties desiring to sell securities could not be matched with an adequate number of buyers, resulting in our having to continue to hold these securities. The maturity dates of the underlying securities of our ARS investments ranged from 18 to 37 years.  In October 2008, our portfolio manager, UBS AG (UBS) made a rights offering to its clients, pursuant to which we are entitled to sell to UBS all ARS held by us in our UBS account. We subscribed to the rights offering in November 2008, which permitted us to require UBS to purchase our ARS for a price equal to original par value plus any accrued but unpaid interest beginning on June 30, 2010 and ending on July 2, 2012, if the securities were not earlier redeemed or sold. During the years ended December 31, 2010, $10.2 million (par value) of ARS were redeemed at par by the issuer.

 The rights offering referred to above was effectively a put option agreement. As the ARS were redeemed at par value we determined that the fair market value of the ARS at June 30, 2010, was the redemption amount, and as a result have written down the value of the put option to zero at June 30, 2010.  The related $758,000 reduction in the value of the put option is reflected as a charge to gain on sale of marketable securities in our consolidated income statement for the year ended December 31, 2010.

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

The following tables summarize fair value measurements by level at December 31, 2011 and 2010 for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2010

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	133	-	-	133
Total assets	133	-	-	133

Warrant liabilities	-	-	8,890	8,890
Total liabilities	-	-	8,890	8,890

	Balance at December 31, 2011

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	159	-	-	159
Total assets	159	-	-	159

Warrant liabilities	-	-	4,528	4,528
Total liabilities	-	-	4,528	4,528

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the year ended December 31, 2011:

Level III inputs
Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2010	$8,890
Transfers in/(out) of Level III	2,824
Change in Fair Value	(7,186)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of December 31, 2011	$4,528

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our consolidated balance sheet for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. There was no outstanding debt for the year ending December 31, 2011, compared to $5.8 million with a fair value of $5.0 million in 2010. Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines and other addictive stimulants. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which range from 9 to 14 years.

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

We performed an impairment analysis on intellectual property at December 31, 2011. Using undiscounted cash flows, the carrying amount of the majority of our intangible assets was determined to be recoverable, therefore no impairment charge was recorded for those assets. For certain intangible assets, we considered numerous factors and we determined that the carrying value was not recoverable, and exceeded the fair value. We recorded an impairment charge totaling $267,000 for these assets at December 31, 2011. We determined that the estimated lives of the remaining intellectual property properly reflected the current remaining economic lives of the assets.

We performed an impairment test on all property and equipment as of December 31, 2011. The impairment charges recognized were immaterial.

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

Capital Leases

Assets held under capital leases include furniture and computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets.  All lease agreements meet at least one of the four requirements of a capital lease in accordance with ASC 840 of the codification.

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

Warrant Liabilities

In August 2011, we entered into a securities purchase agreement with Socius, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant.  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions.

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant. The October 2011 Bridge Warrant expires on October 5, 2016, and contains the same material terms as the August 2011 Bridge Warrant.

On November 2, 2011, we entered into amended and restated secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively (the “November 2011 Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock to each of Socius and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2, 2011 Bridge Warrants”) The exercise price of and number of shares of common stock underlying the November 2, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price.

On November 15, 2011, we entered into a second amended and restated secured convertible note with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively (the “November Second Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock  to each of Socius and David Smith in the amounts of 615,385 and 384,615, respectively, or an additional amount in the event of a Qualified Financing on the same terms as the November 2, 2011 warrants.  All other material terms are the same as the November 2, 2011 Bridge Warrants.

On November 30, 2011, we entered into a third amended and restated secured convertible note (the "November Third Amended and Restated Bridge Note") with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or an additional amount in the event of a Qualified Financing on the same terms as the November 2, 2011 warrants. All other material terms are the same as teh November 2, 2011 Bridge Warrants.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Socius Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Socius and David smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Socius and Smith in the amounts of 173,077 and 596,154, respectively (the “December 2011 Bridge Warrants”) or an additional amount in the even of a Qualified Financing on the same terms as the November 2, 2011 Bridge Warrants.

Effective December 8, 2011, the Company entered into a Third Amendment to the Consent Agreement (the “Third Consent Amendment”) with Socius and David Smith to amend the Consent Agreement dated October 5, 2011, as amended on November 2, 2011 and November 15, 2011 (the “Consent Agreement”), to adjust David Smith’s and Socius’s respective sharing percentages in recoveries against collateral securing the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note in order to reflect the increased principal amounts thereunder.

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Socius, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Socius and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

For the years ended December 31, 2011 and 2010, we recognized a loss (gain) of ($7.2) million and 6.3 million respectively, related to the revaluation of our warrant liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

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

Recent Accounting Pronouncements

Recently Adopted

In January 2010, the FASB issued Accounting Standards Update ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This guidance requires new disclosures related to recurring and nonrecurring fair value measurements. The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The adoption of this guidance is effective for interim and annual reporting periods beginning after December 15, 2009. We have adopted this guidance in the financial statements presented herein, which did not have a material impact on our consolidated financial position or results of operations.

Recently Issued

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

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amended ASC 820, “Fair Value Measurements” (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles—Goodwill and Other – Goodwill”. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

Note 2.  Management Services Agreements

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the respective MSA. At December 31, 2011 and 2010, there was one outstanding credit facility under which $11.4 million and $10.4 million was outstanding, respectively. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSA. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated treatment center or other third party. Creditors of the managed medical corporations do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporation is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets at December 31, 2011 and 2010 are as follows:

	December 31,	December 31,
(in thousands)	2011	2010
Cash and cash equivalents	$28	$17
Receivables, net	14	7
Total assets	$42	24

Accounts payable	16	13
Note payable to Catasys, Inc.	11,365	10,444
Total liabilities	$11,381	10,457

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2011 and 2010:

	December 31,
(in thousands)	2011	2010
License fees	$31	$97
Patient fees receivable	14	7
Other	135	5
Total receivables	$180	$109
Less allowance for doubtful accounts	-	(36)
Total receivables, net	$180	$73

We use the specific identification method for recording the provision for doubtful accounts, which was $10,000 and $36,000 as of December 31, 2011 and 2010, respectively.  Accounts written off against the allowance for doubtful accounts totaled $46,000 and $523,000 for the years ended December 31, 2011 and 2010, respectively.

Note 4.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2011 and 2010:

(in thousands)	2011	2010
Furniture and equipment	$3,216	$3,468
Leasehold improvements	2,590	2,590
Total property and equipment	5,806	6,058
Less accumulated depreciation and amortization	(5,717)	(5,864)
Total property and equipment, net	$89	$194

Depreciation expense was $113,000 and $647,000 for the years ended December 31, 2011 and 2010, respectively.

Note 5.  Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which range from 9 to 14 years.  As of December 31, 2011 and 2010, intangible assets were as follows:

(in thousands)	2011	2010
Intellectual property	$3,955	$4,360
Less accumulated amortization	(2,035)	(1,937)
Total Intangibles, net	$1,920	$2,423

Amortization expense for all intangible assets amounted to $236,000 and $235,000 for the years ended December 31, 2011 and 2010, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is approximately $1.1 million.

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

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Program using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $6,000 and $5,000 for the years ended December 31, 2011 and 2010, respectively, are reflected in cost of services expense in our consolidated statements of operations as revenues are recognized.

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

The following table shows the total principal amount, related interest rates and maturities of debt outstanding as of December 31, 2011 and 2010:

	December 31,	December 31,
(dollars in thousands, except where otherwise noted)	2011	2010
Long-term debt
Secured Convertible Promissary Note due November 9, 2012; interest payable at maturity (12% at December 31, 2010). $5,965,000 principal net of $141,000 unamortized discount at December 31, 2010.	$-	$5,824
Debt converted to common stock in March 2011
Total Short-term debt	$-	$5,824

Secured Convertible Notes

In October 2010, we entered into securities purchase agreements with certain accredited investors,  including Socius, pursuant to which such investors purchased $500,000 of 12% senior secured convertible notes (the “October 2010 Bridge Notes”) and the October 2010 Bridge Warrants. The October 2010 Bridge Notes and the October 2010 Bridge Warrants were exchanged in November 2010.

In November 2010, we completed a private placement with certain accredited investors, including Socius and Jay Wolf, the lead director of the Company, for gross proceeds of $6.9 million (the “November 2010 Offering”). Of the gross proceeds, $503,000 represented the exchange of the October 2010 Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the November 2010 Offering. In addition, the Company issued warrants to purchase 141,750 shares of common stock at an exercise price $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a price of $0.40 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “November 2010 Notes”) to the investors on a pro rata basis. The November 2010 Notes were to mature on the second anniversary of the closing.  The November 2010 Notes were secured by a first priority security interest in all of the Company’s assets. Pursuant to the terms, the November 2010 Notes and any accrued interest converted automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.40 per share, subject to certain adjustments, including certain share issuances below $0.40 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and, at such time, the outstanding principal under the November 2010 Notes plus accrued interest automatically converted to 15,514,364 shares of common stock. In addition, each non-affiliated investor in the November 2010 Offering investing $2,000,000 or more received five-year warrants.  One non-affiliated investor received 549,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share. The net cash proceeds to the Company from the November 2010 Offering were estimated to be $6.4 million inclusive of the October 2010 transaction and after offering expenses.

In August 2011, we entered into a securities purchase agreement with Socius, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant.  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions. The August 2011 Bridge Note had an original maturity in November 2011 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The August 2011 Bridge Note and any accrued interest are convertible at the holders' option into common stock or the securities issued in the next Qualified Financing.  The conversion price for the August 2011 Bridge Note, if converted at the holder's option, is equal to the lowest of (i) $0.26 per share of common stock, (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing, and (iii) the volume weighted average price per share for the 10 days following the effective date of the reverse split. The August 2011 Bridge Note is secured by a first priority security interest in all assets of the Company. As described below, the August 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant.  The October 2011 Bridge Warrant expires on October 5, 2016, and contains the same material terms as the August 2011 Bridge Warrant. The October 2011 Bridge Note is secured on a pari passu basis with the August 2011 Bridge Note by a first priority security interest in all assets of the Company. As described below, the October 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, in connection with the October 2011 Bridge Note, the Company entered into a Consent Agreement (the “Consent Agreement”) with Socius and David Smith.  The Consent Agreement provided that the maturity date of the August 2011 Bridge Note be extended to January 5, 2012 and provided that the August 2011 Bridge Note and the October 2011 Bridge Note be secured by a first priority security interest in all assets of the Company on a pari passu basis.

On November 2, 2011, we entered into amended and restated secured convertible notes with each of Socius and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively (the “November 2011 Amended and Restated Bridge Notes”), In connection therewith, we issued warrants to purchase common stock to each of Socius and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2, 2011 Bridge Warrants”) The exercise price of and number of shares of common stock underlying the November 2, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November 2011 Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November 2011 Amended and Restated Notes and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November 2011 Amended and Restated Notes is equal to the lower of (i) $0.26 per share of Common Stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November 2011 Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

In November 2011, the Company entered into an Amendment to Consent Agreement (the “Consent Amendment”) with Socius and David Smith to amend the Consent Agreement to adjust each  of Socius’ and David Smith’s respective sharing percentages in recoveries against collateral securing the November 2011 Amended and Restated Notes in order to reflect the increased principal amounts thereunder.

On November 15, 2011, we entered into a second amended and restated secured convertible note with Socius and David Smith to increase the outstanding principal amount under the November 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively (the “November Second Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock  to each of Socius and David Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 15, 2011 Bridge Warrants”). The exercise price of and number of shares of common stock underlying the November 15, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November Second  Amended and Restated Notes mature in January 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November Second Amended and Restated Notes and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November Second Amended and Restated Notes is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November Second Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 30, 2011, we entered into a third amended and restated secured convertible note (the “November Third Amended and Restated Bridge Note”) with Socius to increase the outstanding principal amount under the second amended and restated secured convertible note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 30, 2011 Bridge Warrant”). The exercise price of and number of shares of common stock underlying the November 30, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price. The November Third Amended and Restated Note matures in January 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The November Third Amended and Restated Note and any accrued interest are convertible at the holder’s option into common stock or securities in the Qualified Financing.  The conversion price for the November Third Amended and Restated Notes is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the November Third Amended and Restated Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Socius Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Socius and David smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Socius and Smith in the amounts of 173,077 and 596,154, respectively (the “December 2011 Bridge Warrants”).  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note mature on January 3, 2012 and bear interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note and any accrued interest are convertible at the holder’s option into common stock or the next Qualified Financing.  The conversion price for the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note is equal to the lower of (i) $0.26 per share of common stock, and (ii) the lowest price per share of common stock into which any security is convertible in any Qualified Financing.  As described below, the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note converted into common stock on December 27, 2011.

Effective December 8, 2011, the Company entered into a Third Amendment to the Consent Agreement (the “Third Consent Amendment”) with Socius and David Smith to amend the Consent Agreement dated October 5, 2011, as amended on November 2, 2011 and November 15, 2011 (the “Consent Agreement”), to adjust David Smith’s and Socius’s respective sharing percentages in recoveries against collateral securing the Smith Third Amended and Restated Bridge Note and the Socius Fourth Amended and Restated Bridge Note in order to reflect the increased principal amounts thereunder.

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Socius, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. As a result, Socius and David Smith received 4,946,495 and 4,069,435 shares of common stock, respectively.  The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering was conducted pursuant to a registration statement on Form S-1 (File No. 333-173659). In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have half-ratchet anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Socius and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

Note 7.  Capital Lease Obligations

We lease certain furniture and computer equipment under agreements entered into during the period 2006 through 2011 that are classified as capital leases. The cost of furniture and computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets was $18,000 and $22,000 at December 31, 2011 and 2010, respectively. Accumulated depreciation of the leased equipment at December 31, 2011 and 2010, was approximately $5,000 and $7,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2011, are as follows:

(in thousands)	Amount
Year ending December 31,
2012	$10
2013	-
Total minimum lease payments	10
Less amounts representing interest	(1)
Capital lease obligations, net of interest	9
Less current maturities of capital lease obligations	(9)
Long-term capital lease obligations	$-

Note 8.  Income Taxes

As of December 31, 2011, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $160 million and $149.2 million, respectively.  The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2013.  The majority of the foreign net operating loss carry forwards expire over the next seven years

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2011		2010
(in thousands)
Federal, state and foreign net operating losses		$63,347		$59,551
Stock based compensation		7,455		5,797
Accrued liabilities		133		150
Other temporary differences		(2,159)		289
Valuation allowance		(68,776)		(65,787)
	$		$

The Company has provided a valuation allowance in full on its net deferred tax assets in accordance with ASC 740 Income Taxes (formerly SFAS No. 109, "Accounting for Income Taxes").  Because of the Company's continued losses, management assessed the realizability of its net deferred tax assets as being less than the more-likely-than-not criteria set forth by ASC 740.  Furthermore, certain portions of the Company's net operating loss carryforwards were acquired, and therefore subject to further limitation set forth under the Federal tax code, which could further limit the Company's ability to realize its deferred tax assets.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2011	2010
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	-11.0%	0.8%
Non-deductible Goodwill	0.0%	-4.7%
ISO / ESPP	1.5%	2.8%
Other	-0.7%	0.0%
Change in valuation allowance	44.3%	35.1%
Tax Provision	0.1%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2007 through 2011.  The federal and material foreign jurisdictions statutes of limitations began to expire in 2007. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2011, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the Financial Accounting Standards Board (“FASB”) that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2011 and 2010, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2006, and by the IRS for tax years through 2007. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed

Note 9.  Equity Financings

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Socius, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Socius and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering was conducted pursuant to a registration statement on Form S-1 (File No. 333-173659). In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have half-ratchet anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Socius and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

In November 2010, we completed a private placement with certain accredited investors, including Socius and Mr. Jay Wolf, a director of the Company, for gross proceeds of $6.9 million (the “November 2010 Offering”). Of the gross proceeds, $503,000 represented the exchange of the October 2010 Bridge Notes and accrued interest and $215,000 represented the cancellation of an accrued compensation liability to our Chairman and CEO. The Company incurred approximately $364,000 in financial advisory, legal and other fees in relation to the Offering. In addition, the Company issued warrants to purchase 141,750 shares of common stock at an exercise price $0.40 per share to the financial advisors. The Company issued 2,500,000 shares of common stock at a price of $0.40 per share and sold $5.9 million in aggregate principal of 12% senior secured convertible notes (the “November 2010 Notes”) to the investors on a pro rata basis. The November 2010 Notes were to mature on the second anniversary of the closing.  The November 2010 Notes were secured by a first priority security interest in all of the Company’s assets. Pursuant to the terms, the November 2010 Notes and any accrued interest converted automatically into common stock either (a) if and when sufficient shares become authorized or (b) upon a reverse stock split at a conversion price of $0.40 per share, subject to certain adjustments, including certain share issuances below $0.40 per share. The Company agreed to use its best efforts to file a proxy statement seeking shareholder approval to increase the number of authorized shares or effect a reverse stock split within 30 days of closing.  The Company filed a proxy statement in January 2011 and the stockholders approved both proposals listed above and the Board of Directors decided to implement the increase in authorized shares of common stock. The Company filed an amendment to its Certificate of Incorporation, effective March 17, 2011, which increased the authorized shares of common stock and, at such time, the outstanding principal under the November 2010 Notes plus accrued interest automatically converted to 15,514,364 shares of common stock. In addition, each non-affiliated investor in the Offering investing $2,000,000 or more received five-year warrants.  One non-affiliated investor received 549,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.40 per share. The net cash proceeds to the Company from the November 2010 Offering were estimated to be $6.4 million inclusive of the October 2010 transaction and after offering expenses.

Note 10.  Share-based Compensation

The Plan provides for the issuance of up to 5,775,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis.  At December 31, 2011, we had 5,030,057 vested and unvested stock options outstanding and 472,578 shares reserved for future awards. Total share-based compensation expense amounted to $4.4 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively.

Stock Options – Employees and Directors

During 2011 and 2010, we granted options to employees and directors for 276,000 and 4,942,000 shares, respectively, at the weighted average per share exercise prices of $0.57 and $2.00, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2011 and 2010 was $145,522 and $6.8 million, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2009	273,000	$78.00

2010
Granted	4,942,000	1.60
Cancelled	(54,000)	87.60
Balance, December 31, 2010	5,161,000	$4.73

2011
Granted	276,000	0.57
Cancelled	(628,000)	2.74
Balance, December 31, 2011	4,809,000	$4.74

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2011 were as follows:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00 to $10.00	3,799,000	8.90	$1.59	2,392,000	$1.67
$10.01 to $100.00	998,000	8.60	15.80	699,000	15.66
$100.01 to $200.00	12,000	2.40	101.01	12,000	101.01

	4,809,000	8.82	$4.79	3,103,000	$5.21

At December 31, 2011 and 2010, the number of options exercisable was 3,103,000 and 135,025, respectively, at weighted-average exercise prices of $5.21 and $35.20, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $4.3 million and $4.5 million for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011, there were $1.3 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plans. These costs are expected to be recognized over a weighted-average period of 1.46 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.  During 2011 we granted options and warrants for 208,605. There were no options issued to non-employees in 2010.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted avg.
	Shares	exercise price
Balance, December 31, 2009	42,000	$143.96

2010
Cancelled	(4,000)	187.20
Balance, December 31, 2010	38,000	$139.41

2011
Granted	459,000	1.56
Exercised	(250,000)	0.49
Cancelled	(26,000)	141.79
Balance, December 31, 2011	221,000	$9.98

Stock options and warrants granted to non-employees for services outstanding at December 31, 2011 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued for intellectual property	9,000	$100.00
Warrants issued in connection with equity offering	21,029,000	0.99
Warrants issued in connection with debt agreement	374,000	0.97

	21,412,000	$1.03

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $273,000 and $402,000 for the years ended December 31, 2011 and 2010, respectively.

Common Stock

During 2011 and 2010, we issued 1,050,000 and 17,500 shares of common stock, respectively, for consulting services valued at $504,000 and $272,000, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based compensation expense relating to all common stock issued for consulting services was $272,000 and $402,000 for the years ended December 31, 2011 and 2010, respectively.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2011, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based expense relating to the ESPP for the year ended December 31, 2011 and 2010.

Note 11. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the year ended December 31, 2011 and 2010.

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have programs in Nevada, Kansas, Massachusetts, and Louisiana.  In January 2012, and we signed an agreement with a health plan in Oklahoma that is expected to launch in the second quarter of 2012.

License and Management

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

Summary financial information for our two reportable segments is as follows:
	Twelve Months Ended
(in thousands)	December 31,
	2011	2010

Healthcare services
Revenues	$24	$28
Income (Loss) before provision for income taxes	(6,450)	(2,272)
Assets *	1,551	-

License & Management services
Revenues	$243	$420
Loss before provision for income taxes	(1,655)	(17,702)
Assets *	2,029	3,482

Consolidated continuing operations
Revenues	$267	$448
Income (Loss) before provision for income taxes	(8,105)	(19,974)
Assets *	3,580	3,482

* Assets are reported as of December 31.

Note 12.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $320,000 and $600,000 for the years ended December 31, 2011 and 2010, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 10,700 square feet. The initial term of the lease expired in December 2010. In December 2010, we amended and extended the lease for three years. Our base rent is currently approximately $34,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 29, 2012, totaling approximately $734,000. Concurrent with the three year extension, the Board of Directors approved a sublease of approximately one-third of the office space to Reserva Capital, LLC an affiliate of our Chairman and CEO. Reserva Capital, LLC will pay the company pro-rata rent during the three-year lease period.

In April 2005, we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The Center to Overcome Addiction, which operates under a full service management agreement with us. Our base rent was approximately $19,000 per month. In May 2010, we entered into an amendment to our lease for this facility calling for the deferral of a portion of the rent for a period of seven months and a reduction in our medical office space to approximately 2,700 square feet. As a result of the amendment our rent was reduced by approximately $8,000 per month beginning June 1, 2010 and ending December 31, 2010. According to the terms of the agreement beginning January 1, 2010, the base rent and the deferred rent were due in installments with all rents to be paid prior to the termination of the lease in August 2010. In August 2010, with all base and deferred rents paid in full, we entered into another amendment to our lease for a six-month extension after which it converted to a month-to-month lease. The minimum rent for the medical office in Santa Monica is approximately $7,000 under our month-to-month lease.

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

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2011:

(In thousands)
Year	Amount
2012	$413
2013	$427

Clinical Research Commitments

In prior years, we committed to unrestricted grants for clinical research study in the amount of $400,000, payable based on achieving certain milestones. As of December 31, 2011, we had approximately $356,000 remaining commitment for that clinical research study.

Legal Proceedings

As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.  We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  On October 24, 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  On November 30, 2011, the Court set a one to two day bench trial for April 16, 2012, for purposes of determining Plaintiffs' standing to pursue the action.  If Plaintiffs prove they have standing to pursue the action, the Court also set the remainder of the case for a ten to fifteen day jury trial for September 10, 2012.  The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

The Company believes it will prevail, but a range of loss could not be determined, should it not prevail, but we don’t believe it would have a material adverse effect on our financial statements.

Note 13.  Subsequent Events

In February 2012, the Company entered into a securities purchase agreement with Socius, pursuant to which the Company issued a senior secured convertible note and a warrant to purchase common stock at a purchase price of $0.30 per share, for a purchase price of $775,000.  The exercise price of the warrant is subject to adjustment for certain share issuances below the initial exercise price.  The senior secured convertible note matures on April 15, 2012 and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The senior secured convertible note and any accrued interest are convertible at the holders’ option into common stock equal to the amount converted divided by $0.30 per share of common stock.

Note 14.  Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.