Form 10-Q
period 2012-03-31
CATASYS, INC.
filed 2012-05-15
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐            No ☑

As of May 14, 2012, there were 55,891,445 shares of registrant's common stock, $0.0001 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$91	$771
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	154	180
Prepaids and other current assets	264	408
Total current assets	509	1,359
Long-term assets
Property and equipment, net of accumulated depreciation of $5,740 and $5,717 respectively	66	89
Intangible assets, net of accumulated amortization of $2,128 and $2,036 respectively	1,828	1,920
Deposits and other assets	232	212
Total Assets	$2,635	$3,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,695	$1,527
Accrued compensation and benefits	807	669
Deferred revenue	161	59
Other accrued liabilities	1,252	1,275
Short term debt	604	-
Total current liabilities	4,519	3,530
Long-term liabilities
Deferred rent and other long-term liabilities	18	18
Warrant liabilities	5,036	4,528
Total liabilities	9,573	8,076

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 33,901,395 and 33,901,395 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	83	83
Additional paid-in-capital	207,244	206,313
Accumulated deficit	(214,265)	(210,892)
Total Stockholders' deficit	(6,938)	(4,496)
Total Liabilities and Stockholders' Deficit	$2,635	$3,580

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2012	2011
Revenues
Healthcare services revenues	$40	$8
License & management services revenues	53	79
Total revenues	$93	$87

Operating expenses
Cost of healthcare services	$204	$122
General and administrative	2,570	3,043
Impairment losses	34	-
Depreciation and amortization	81	92
Total operating expenses	$2,889	$3,257

Loss from operations	$(2,796)	$(3,170)

Interest and other income	-	3
Interest expense	(621)	(698)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liability	37	1,961
Loss from operations before provision for income taxes	$(3,380)	$(1,945)
Provision for income taxes	(7)	7
Net loss	$(3,373)	$(1,952)

Basic and diluted net loss per share:*
Net loss per share*	$(0.10)	$(0.20)

Weighted number of shares outstanding*	33,901	9,862

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2012	2011
Operating activities:
Net loss	$(3,373)	$(1,952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81	92
Amortization of debt discount and issuance costs included in interest expense	611	558
Loss on debt extinguishment	-	41
Provision for doubtful accounts	(4)	5
Deferred rent	-	(31)
Share-based compensation expense	821	1,076
Fair value adjustment on warrant liability	(37)	(1,961)
Impairment losses	34	-
Gain on disposition of assets	-	(4)
Changes in current assets and liabilities:
Receivables	30	-
Prepaids and other current assets	23	48
Deferred revenue	102	-
Accounts payable and other accrued liabilities	275	174
Net cash used in operating activities	$(1,437)	$(1,954)

Investing activities:
Proceeds from sales of property and equipment	$-	$4
Purchases of property and equipment	-	(11)
Deposits and other assets	(16)	38
Restricted Cash	-	(71)
Net cash used in investing activities	$(16)	$(40)

Financing activities:
Proceeds from bridge loan	$775	$-
Capital lease obligations	(2)	(15)
Net cash provided by (used in) financing activities	$773	$(15)

Net decrease in cash and cash equivalents	$(680)	$(2,009)
Cash and cash equivalents at beginning of period	771	4,605
Cash and cash equivalents at end of period	$91	$2,596

Supplemental disclosure of cash paid
Income taxes	$3	$11
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$-	$79
Common stock issued for debt settlement	$-	$141
Common stock issued for converson of debt	$-	$6,143
Common stock issued for services	$102	$816
Common stock issued for exercise of warrants	$-	$9
Beneficial conversion feature related to financing	$230	$150
Property and equipment acquired through capital leases and other financing	$-	$11

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. (referred to herein as the “Company”, “Catasys”, “we”, “us” or “our”) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2011 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2012, cash and cash equivalents amounted to $91,000 and we had a working capital deficit of approximately $4.0 million. On April 17, 2012, we closed on a financing of $3.4 million.  We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2012, our cash used in operating activities amounted $1.4 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2012, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, and Nevada.  In addition, we launched a program in Oklahoma in May 2012. We have begun to generate fees from the launched programs, we increased fees in the first three months of 2012, and we expect to continue to increase enrollment and fees from our programs throughout this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to find areas to reduce our operating expenses.

 In addition, we and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact on our liquidity, including our cash flows.

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

License and Management Services

Our license and management services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment centers.  We record revenues earned based on the terms of our licensing and management contracts, which require the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

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

Cost of Services

Healthcare Services

Healthcare services cost of services is recognized in the period in which an eligible member actually receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted rate basis.  We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrak database within the contracted timeframe, with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services and whether the services provided are covered by the benefit plan. If all these requirements are met, we authorize the services and the claim is processed for payment.

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

Common equivalent shares, consisting of 28,957,177 and 7,764,694 incremental common shares as of March 31, 2012 and 2011, respectively, issuable upon the exercise of stock options and warrants which have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan (“the Plan”), provides for the issuance of up to 5,775,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2012, we had 5,078,000 vested and unvested shares outstanding and 425,000 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $821,000 for the three months ended March 31, 2012, compared to $1.1 million for the same period in 2011.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2012 and 2011, amounted to $680,000 and $1.1 million, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2012 and 2011, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2012, there were 50,000 options granted to employees at the weighted average per share exercise price of $0.44, the fair market value of our common stock at the dates of grant and no options granted in the same period in 2011. Employee and director stock option activity for the three months ended March 31, 2012, included grants and cancellations and are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2011	4,809,000	$4.74

Granted	50,000	$0.44
Transfer *
Exercised
Cancelled	(2,000)	$1.60

Balance March 31, 2012	4,857,000	$4.70

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2012 and 2011, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2012, there was $978,498 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.29 years.

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

There were no shares issued as compensation for consulting services for the three months ended March 31, 2012 and 2011. For the three months ended March 31, 2012 and 2011, share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $17,000 and $0, respectively.

There was no non-employee stock option activity for the three months ended March 31, 2012:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2011	221,000	$9.98

Granted	-	$-

Balance March 31, 2012	221,000	$9.98

Common Stock

There were no shares of common stock issued in exchange for various services and in settlement of claims during the three months ended March 31, 2012, compared to 803,350 shares of common stock valued at $1,045,000, for the same period in 2011. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three months ended March 31, 2012 and 2011, share-based compensation expense relating to all common stock issued for consulting services was $121,000 and $79,000, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of March 31, 2012.  As such, the Company has not recorded a provision for income tax for the period ended March 31, 2012.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2012 should be recognized.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable outputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2012, for assets and liabilities measured at fair value:

	2012
(Dollars in thousands)	Level I	Level II	Level III	Total

Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	5,036	5,036
Total liabilities	-	-	5,036	5,036

Financial instruments classified as Level 3 in the fair value hierarchy as of March 31, 2012, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2012:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2011	$4,528
Transfers in/(out) of Level III	545
Change in Fair Value	(37)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2012	$5,036

Intangible Assets

As of March 31, 2012, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$3,956	$(2,128)	$1,828	9

During the three months ended March 31, 2012, we did not acquire any new intangible assets and at March 31, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment amounting of $34,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2012	$174
2013	$232
2014	$232
2015	$232
2016	$232

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

As discussed under the heading Management Services Agreements below, we have an MSA with a managed medical corporation. Under this MSA, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for the medical group to pay for its obligations. Substantially all of the activities of this managed medical corporation either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporations are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporation do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loans provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreements

We have one executed MSA with a medical professional corporation and related treatment center, that has a month-to-month lease, unless terminated for cause. Under the MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

·	general administrative support services;
·	information systems;
·	recordkeeping;
·	scheduling;
·	billing and collection;
·	marketing and local business development; and
·	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSAs described above.  The notes are due on demand or upon termination of the MSA. At March 31, 2012, there was one outstanding credit facility under which $11.6 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of the managed medical corporation either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated treatment center or other third party. Creditors of the managed medical corporation do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporation is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, are as follows:

	March 31,	December 31,
(in thousands)	2012	2011
Cash and cash equivalents	$21	$28
Receivables, net	17	14
Total assets	$38	42

Accounts payable	16	16
Note payable to Catasys, Inc.	11,592	11,365
Total liabilities	$11,608	11,381

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

In February 2012, we entered into a Securities Purchase Agreement with Socius Capital Group, LLC (“Socius”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, pursuant to which in exchange for $775,000, the Company issued a secured convertible note (the “Bridge Note”) and a warrant to purchase an aggregate 2,583,334 shares of the our common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $0.30 per share (the “Bridge Warrant”).  In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note to $975,000. In connection therewith, the Company amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of Common Stock. (See Note 5. Subsequent Events). The Bridge Warrant expires on February 22, 2017, and contains anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our common stock, for a per share price less than the exercise price of the Bridge Warrant, the exercise price of the Bridge Warrant will be reduced to such lower price, subject to customary exceptions.

For the three months ended March 31, 2012 and 2011, we recognized a gain of $37,000 and $2.0 million respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2012 and 2011. Summary financial information for our two reportable segments are as follows:

	Three Months Ended
(in thousands)	March 31,
	2012	2011

Healthcare services
Revenues	$40	$8
Loss before provision for income taxes	(3,003)	(1,607)
Assets *	628	3,685

License & Management services
Revenues	$53	$79
Loss before provision for income taxes	(377)	(338)
Assets *	2,007	2,574

Consolidated continuing operations
Revenues	$93	$87
Loss before provision for income taxes	(3,380)	(1,945)
Assets *	2,635	6,259

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

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have programs in Nevada, Kansas, Massachusetts, and Louisiana.  In May 2012, we launched our program in Oklahoma.

The following table summarizes the operating results for Healthcare Services for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(in thousands)	March 31,
	2012	2011

Revenues	$40	$8

Operating Expenses
Cost of healthcare services	$139	$106
General and administrative expenses
Salaries and benefits	1,569	2,033
Other expenses	749	703
Depreciation and amortization	2	-
Total operating expenses	$2,459	$2,842

Loss from operations	$(2,419)	$(2,834)
Interest and other income	-	3
Interest expense	(621)	(697)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liabilities	37	1,961
Loss before provision for income taxes	$(3,003)	$(1,607)

License and Management Services

Our license and management services segment licenses our PROMETA Treatment Programs, which integrate behavioral, nutritional, and medical components, to physicians.  Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment and mental health services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

The following table summarizes the operating results for License and Management Services for the three months ended March 31, 2012 and 2011:

(In thousands, except patient treatment data)	Three Months Ended
	March 31,
	2012	2011
Revenues
U.S. licensees	$8	$25
Managed treatment centers	45	54
Total license and management revenues	$53	$79

Operating expenses
Cost of license and management services	$65	$17
General and administrative expenses
Salaries and benefits	155	195
Other expenses	97	112
Impairment losses	34	-
Depreciation and amortization	79	92
Total operating expenses	$430	$416

Loss from operations	$(377)	$(337)
Interest expense	-	(1)
Loss before provision for income taxes	$(377)	$(338)

PROMETA patients treated
U.S. licensees	2	7
Managed treatment center	1	3
	3	10

Average revenue per patient treated (a)
U.S. licensees	$4,075	$3,571
Managed treatment centers	5,000	5,500
Overall average	4,383	4,150

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Note 4.   Debt Outstanding

The following table shows the total principal amount, related interest rates and maturities of debt outstanding, as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
(dollars in thousands, except where otherwise noted)	2012	2011
Short-term debt
Bridge loan due April 15, 2011; interest payable at maturity at 12%.
$775,000 principal net of $171,000 unamortized discount at March 31, 2012	$604	$-

Total Short-term debt	$604	$-

In February 2012, we entered into a securities purchase agreement with Socius, pursuant to which we received $775,000 and issued the Bridge Note and the Bridge Warrant.  The Bridge Note has a maturity date of April 15, 2012, and bears interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Bridge Note and any accrued interest is convertible at the holder’s option into Common Stock equal to the amount converted divided by $0.30 per share of Common Stock. The Bridge Note and the Bridge Warrant were subsequently amended in April 2012 and in April 2012, Socius converted the Bridge Note into Common Stock and the April (as defined below) Warrants (See Note 5. Subsequent Events).

Note 5. Subsequent Events

In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note by $200,000.  In connection therewith, the Company increased the number of shares exercisable under the Bridge Warrant to an additional 666,666 shares of Common Stock.  The Bridge Note, as amended, matured on April 15, 2012, and bears interest at an annual rate of 12% payable in cash at maturity, prepayment, or conversion.  The Bridge Note, as amended, and any accrued interest is convertible at the holder’s option into Common Stock equal to the amount converted divided by $0.30 per share of Common Stock.

In April 2012, we entered into securities purchase agreements (the “Agreements”) with several investors, including Socius and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 21,440,050 shares of Common Stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of Common Stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “Offering”).

Among other things, the Agreements provide that in the event that the Company effectuates a reverse stock split of its Common Stock within 24 months of the closing date of the Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the Common Stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of Common Stock (the “Adjustment Shares"). The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of Common Stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of Common Stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

The April Warrants expire in April 2017, and contain anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the April Warrants shall be increased by an amount equal to the Adjustment Shares.  In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

Concurrent with the Offering, Socius and the Company agreed to exchange the Bridge Note, as amended, plus accrued interest, for Common Stock and the April Warrants on the same terms as the Offering.  As a result of this transaction, the Company has no notes or similar debt outstanding.

  In May 2012, we entered into a securities purchase agreement with an accredited investor (the "May Agreement"), on the same terms as the Agreements disclosed above, relating to the sale and issuance of 250,000 shares of Common Stock and warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Catasys, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Catasys on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2011 ("Form 10-K"), filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  Catasys also offers the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

Operations

We have launched our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, and Nevada.  In additional, we launched a program in Oklahoma in May 2012. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain a limited number of licensing agreements with physicians in the United States, we no longer provide any significant support or marketing around the PROMETA treatment program. Two of the company’s sites contributed to revenue in the three months ended March 31, 2012. We may enter into agreements on a selective basis with additional healthcare providers to increase the availability of the PROMETA Treatment Program, but generally only in markets we are presently operating or where such sites will provide support for our Catasys managed care products.  We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2012	2011
Revenues
Healthcare services revenues	$40	$8
License & Management services revenues	53	79
Total revenues	$93	$87

Operating expenses
Cost of healthcare services	$204	$122
General and administrative	2,570	3,043
Impairment losses	34	-
Depreciation and amortization	81	92
Total operating expenses	$2,889	$3,257

Loss from operations	$(2,796)	$(3,170)

Interest and other income	-	3
Interest expense	(621)	(698)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liability	37	1,961
Loss from operations before provision for income taxes	$(3,380)	$(1,945)
Provision for income taxes	(7)	7
Net loss	$(3,373)	$(1,952)

Basic and diluted net loss per share:*
Net loss per share*	$(0.10)	$(0.20)

Weighted number of shares outstanding*	33,901	9,862

* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes increased by $1.4 million during the three months ended March 31, 2012, compared to the same period in 2011, primarily due to the $1.9 million decrease in gain in the change in fair value of the warrant liability, offset by a decrease of $473,000 in general and administrative expenses, resulting mainly from actions taken to streamline our operations.

Revenues

As of March 31, 2012, four health plan contracts were operational and an additional contract was signed covering significantly bigger populations than in 2011.  As a result, recognized revenue for our healthcare services segment increased by 400%, or $32,000, for the three months ended March 31, 2012.  In addition, most of the revenue related to these contracts were recorded to deferred revenue as the revenue is subject to performance guarantees or performed over one year.  Deferred revenue was $161,000 at March 31, 2012, which if we were able to recognize, would have increased healthcare services revenue to $201,000, or 2400%, compared to the same period in 2011.

Revenues decreased by $26,000 for the license and management services segment, for the three months ended March 31, 2012, compared to the same period in 2011, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrator for processing these claims.  The increase of $82,000 for the three months ended March 31, 2012, compared to the same period in 2011, relates primarily to the increase in patients being serviced under our OnTrak program. Cost of license and management services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects the decrease in revenues from this treatment center.

General and Administrative Expenses

General and administrative expense amounted to $2.6 million for the three months ended March 31, 2012 , compared to $3.0 million for the same period in 2011. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our healthcare services segment.

Impairment Losses

We recorded $34,000 and $0 in impairment charges charge related to intellectual property in the three months ended March 31, 2012 and 2011, respectively. There was no impairment loss related to property plant and equipment for the three months ended March 31, 2012 and, 2011.

Interest Expense

Interest expense decreased by $77,000 for the three months ended March 31, 2012 compared to the same period in 2011 due to interest recorded on the note payables issued in association with the November 2010 financing which converted in March 2011.

Change in fair value of warrant liability

We issued warrants to purchase shares of our common stock in November 2007, September 2009, July 2011, October 2011, November 2011, February 2012, and the amended and restated senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $37,000 for the three months ended March 31, 2012, compared to a net gain of $2.0 million for the same period in 2011.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 14, 2012, we had a balance of approximately $2.0 million cash on hand. We had working capital deficit of approximately $4.0 million at March 31, 2012. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into September 2012, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We may need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

In April 2012, we entered into securities purchase agreements (the "Agreements") with several investors, including Socius Capital Group, LLC (“Socius”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 21,440,050 shares of Common Stock, and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of Common Stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “Offering”). The April Warrants expire in April 2017, and contain anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Louisiana, Massachusetts and Nevada.  In additional, we launched a program in Oklahoma in May 2012. One of our programs with a customer who never fully implemented our program will be discontinued in the second quarter of 2012.  We will continue to provide services to and be paid for enrolled members. We have begun to generate fees from the launched programs, increased fees in the first three months of 2012, and expect to increase enrollment and fees throughout the year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to try to find areas to reduce our operating expenses.

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

Cash Flows

We used $1.4 million of cash for continuing operating activities during the three months ended March 31, 2012 compared to $2.0 million in 2011. Use of funds in operating activities, primarily includes cost of healthcare services and general and administrative expenses (excluding share-based compensation expense amounting to $821,000 and $1.1 million for March 31, 2012 and 2011, respectively). This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations and the increase in cash collected from enrollment in our OnTrak program.

Capital expenditures for the three months ended March 31, 2012 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2012 as we implement our recently executed contracts and we expect our current cash resources to cover expenses into September 2012. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We will need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

Senior Secured Note

In February 2012, we entered into a securities purchase agreement with Socius, pursuant to which we received $775,000 and issued a secured convertible note (the “Bridge Note”) and a warrant to purchase an aggregate 2,583,334 shares of Common Stock (the “Bridge Warrant”).  The Bridge Note has a maturity date of April 15, 2012, and bears interest at an annual rate of 12% payable in cash at maturity, prepayment or conversion.  The Bridge Note and any accrued interest is convertible at the holder’s option into Common Stock equal to the amount converted divided by $0.30 per share of Common Stock. In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note to $975,000. In connection therewith, the Company amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of Common Stock.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2012, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to the fair value of warrants, share-based compensation expense, and the impairment assessment for intangible assets, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012 and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

In February 2012, we entered into a Securities Purchase Agreement with Socius, pursuant to which in exchange for $775,000, the Company issued the Bridge Note and the Bridge Warrant.  The Bridge Warrant expires on February 22, 2017 and contains anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the Bridge Warrant, the exercise price of the Bridge Warrant will be reduced to such lower price, subject to customary exceptions. In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note to $975,000. In connection therewith, the Company amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of Common Stock.

The change in fair value of the warrant liabilities amounted to a net gain of $37,000 for the three months ended March, 31, 2012, compared to net gain of $2.0 million in 2011. The gains resulted mainly from a decline in the Company’s stock price. We will continue to re-measure the warrant liabilities at fair value each quarter-end until they are completely settled or expire.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2011 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three months ended March 31, 2012, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from our Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2012.

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

During the three months ended March 31, 2012, we did not acquire any new intangible assets and at March 31, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment amounting to $34,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended Accounting Standards Codification ("ASC") 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our system of disclosure controls and procedures as defined in the Securities and Exchange Act of 1934, as amended, Rule 13a-15 and rule 15d-15(e) as of the end of the period covered by this report. Based on this evaluation our principal executive officer and our principal financial officer have determined that they are effective as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There are no changes in our controls over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

As described in our Form 10-K, on or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s  Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors.  In April 2012, the Court conducted a bench trial on the issue of whether plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of agreement.  At the conclusion of the trial, the Court ruled that plaintiffs lack standing to pursue any causes of action other than for conversion and breach of agreement.  A Statement of Decision was requested by plaintiffs and the Court requested that we, as prevailing parties, prepare it.  Thereafter, the plaintiffs filed an ex parte application to reopen the evidence which was denied as well by the Court.  Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial.  The hearing is scheduled for May 30, 2012, and we will be opposing this motion.  The Company has had very limited settlement discussions and the Company believes the Plaintiff's claims are without merit and intends to continue to vigorously defend the case.

Item 1A.              Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In February 2012, we issued 250,000 unregistered non-qualified stock options to a consultant for consulting services to be performed beginning February 8, 2012 and ending February 7, 2013. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures.

None.

Item 5.                 Other Information

  In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms as the securities purchase agreements entered into in April 2012, relating to the sale and issuance of 250,000 shares of Common Stock and warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

Item 6.                 Exhibits

Exhibit 4.1
Secured Convertible Promissory Note, dated February 22, 2012 (incorporated by reference to Exhibit 4.1 of  the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012)

Exhibit 4.2	Warrant, dated February 22, 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012)
Exhibit 10.1
Securities Purchase Agreement, dated February 22, 2012 (incorporated by reference to Exhibit 10.1 of  the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012)

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CATASYS, INC.
Date: May 15, 2012	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)