Form 10-Q
period 2012-06-30
CATASYS, INC.
filed 2012-08-14
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐            No ☑

As of August 13, 2012, there were 55,904,008 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc., our wholly-owned subsidiaries and The PROMETA Center, Inc. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	(unaudited) June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,188	$771
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	203	180
Prepaids and other current assets	219	408
Total current assets	1,610	1,359
Long-term assets
Property and equipment, net of accumulated depreciation of $4,639 and $5,717 respectively	44	89
Intangible assets, net of accumulated amortization of $2,047 and $2,036 respectively	1,617	1,920
Deposits and other assets	205	212
Total Assets	$3,476	$3,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,531	$1,527
Accrued compensation and benefits	815	669
Deferred revenue	233	59
Other accrued liabilities	1,226	1,275
Total current liabilities	3,805	3,530
Long-term liabilities
Deferred rent and other long-term liabilities	18	18
Warrant liabilities	8,132	4,528
Total liabilities	11,955	8,076

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000,000 shares authorized; 55,891,508 and 33,901,395 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	85	83
Additional paid-in-capital	207,965	206,313
Accumulated deficit	(216,529)	(210,892)
Total stockholders' deficit	(8,479)	(4,496)
Total Liabilities and Stockholders' Deficit	$3,476	$3,580

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Healthcare services revenues	$86	$2	$126	$10
License and management services revenues	43	61	96	140
Total revenues	129	63	222	150

Operating expenses
Cost of healthcare services	217	145	421	267
General and administrative	2,113	2,910	4,683	5,953
Impairment losses	155	-	189	-
Depreciation and amortization	77	89	158	181
Total operating expenses	2,562	3,144	5,451	6,401

Loss from operations	(2,433)	(3,081)	(5,229)	(6,251)

Interest and other income	-	1	-	4
Interest expense	(2,075)	(1)	(2,696)	(699)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liability	2,272	6,040	2,309	8,001
Income (Loss) before provision for income taxes	(2,236)	2,959	(5,616)	1,014
Provision for income taxes	23	2	16	9
Net Income (Loss)	$(2,259)	$2,957	$(5,632)	$1,005

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$(0.04)	$0.14	$(0.13)	$0.07

Basic weighted number of shares outstanding*	50,960	20,861	42,431	15,391

Diluted net income (loss) per share*	$(0.04)	$0.13	$(0.13)	$0.06

Diluted weighted number of shares outstanding*	50,960	22,397	42,431	18,020
* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(In thousands)	Six Months Ended June 30,
	2012	2011
Operating activities:
Net income (loss)	$(5,632)	$1,005
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	158	181
Amortization of debt discount and issuance costs included in interest expense	2,681	558
Loss on debt extinguishment	-	41
Provision for doubtful accounts	(4)	13
Deferred rent	-	(26)
Share-based compensation expense	1,592	2,073
Fair value adjustment on warrant liability	(2,309)	(8,002)
Impairment losses	189	-
Loss on disposition of assets	-	2
Changes in current assets and liabilities:
Receivables	(19)	(29)
Prepaids and other current assets	(35)	99
Deferred revenue	174	-
Accounts payable and other accrued liabilities	93	190
Net cash used in operating activities	$(3,112)	$(3,895)

Investing activities:
Proceeds from sales of property and equipment	$-	$7
Purchases of property and equipment	-	(18)
Deposits and other assets	(5)	(33)
Net cash used in investing activities	$(5)	$(44)

Financing activities:
Proceeds from the issuance of common stock and warrants	$2,564	$-
Convertible debt and warrants	975	-
Transaction Costs	-	(6)
Capital lease obligations	(5)	(28)
Net cash provided by (used in) financing activities	$3,534	$(34)

Net increase (decrease) in cash and cash equivalents	$417	$(3,973)
Cash and cash equivalents at beginning of period	771	4,605
Cash and cash equivalents at end of period	$1,188	$632

Supplemental disclosure of cash paid
Income taxes	$75	$17
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$-	$79
Common stock issued for debt settlement	$-	$141
Common stock issued for converson of debt	$975	$6,143
Common stock issued for services	$207	$226
Common stock issued for exercise of warrants	$-	$9
Beneficial conversion feature related to financing	$253	$150
Property and equipment acquired through capital leases and other financing	$-	$18

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2012, cash and cash equivalents amounted to $1.2 million and we had a working capital deficit of approximately $2.2 million. On April 17, 2012, we closed on a financing of $3.4 million.  We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2012, our cash used in operating activities amounted to $3.1 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2012, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, Nevada, and Oklahoma.  In the first half of 2012, we generated increased fees from the launched programs over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year.  In addition, we have expanded the number of health plan members covered under our programs in the first half of 2012 and anticipate increasing the number of covered members through the end of this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to find areas to reduce our operating expenses.

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

License and Management Services

Our license and management services revenues to date have been primarily derived from licensing our PROMETA Treatment Program and providing administrative services to hospitals, treatment facilities and other healthcare providers, and from revenues generated by our managed treatment center.  We record revenues earned based on the terms of our licensing and management contracts, which require the use of judgment, including the assessment of the collectability of receivables. Licensing agreements typically provide for a fixed fee on a per-patient basis, payable to us following the providers’ commencement of the use of our program to treat patients.  For revenue recognition purposes, we treat the program licensing and related administrative services as one unit of accounting.  We record the fees owed to us under the terms of the agreements at the time we have performed substantially all required services for each use of our program, which for our license agreements is in the period in which the provider begins using the program for medically directed and supervised treatment of a patient.

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

Cost of Services

Healthcare Services

Healthcare services cost of services is recognized in the period in which an eligible member receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted rate basis.  We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrak database within the contracted timeframe, with all required billing elements correctly completed by the service provider. We then determine whether the member is eligible to receive such services and whether the services provided are covered by the benefit plan. If all these requirements are met, we authorize the services and the claim is processed for payment.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed FDIC insured limits. For the six months ended June 30, 2012, two customers accounted for approximately 87% of revenues and three customers accounted for approximately 72% of accounts receivable.

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

Common equivalent shares, consisting of 51,868,601 incremental common shares as of June 30, 2012, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011

Numerator
Net income (loss)	$(2,259)	$2,957	$(5,632)	$1,005
Denominator
Weighted-average common shares outstanding	50,960	20,861	42,431	15,391
Shares used in calculation - basic	50,960	20,861	42,431	15,391
Stock options and warrants	-	1,537	-	2,629
Shares used in calculation - diluted	50,960	22,397	42,431	18,020

Net income (loss) per share
Basic	$(0.04)	$0.14	$(0.13)	$0.07
Diluted	$(0.04)	$0.13	$(0.13)	$0.06

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended, (the “Plan”), provides for the issuance of up to 18,250,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2012, we had 5,078,000 vested and unvested shares outstanding and 12.6 million shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $771,000 and $1.6 million for the three and six months June 30, 2012, compared to $1.0 million and $2.1 million, respectively, for the same period in 2011.

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

Share-based compensation expense recognized for employees and directors for the three and six months June 30, 2012, amounted to $654,000 and $1.3 million, compared to $909,000 and $1.9 million in 2011, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three and six months June 30, 2012 and 2011, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2012, there were 0 and 50,000 options granted to employees with a weighted average per share exercise price of $0 and $0.44, respectively, compared to 16,250 options granted to employees at the weighted average per share exercise price of $0.72, for the three and six months ended June 30, 2011. All of the options were issued at the fair market value of our common stock on the date of grant. Employee and director stock option activity for the three and six months June 30, 2012, included grants and cancellations and are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2011	4,809,000	$4.74

Granted	50,000	$0.44
Transfer	-	$-
Exercised	-	$-
Cancelled	(2,000)	$1.60

Balance March 31, 2012	4,857,000	$4.70

Granted	-	$-
Transfer	-	$-
Exercised	-	$-
Cancelled	-	$-

Balance June 30, 2012	4,857,000	$4.70

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months June 30, 2012 and 2011, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2012, there was $668,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.26 years.

Stock Options and Warrants – Non-employees

We account for the issuance of options and warrants to non-employees for services by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, the expected life of the option or warrant, the expected volatility of our stock and the expected dividends.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

There were no options issued to non-employees for the three and six months ended June 30, 2012, compared to 0 and 208,600 options issued at a strike price of $0 and $2.84 as compensation for consulting services for the same period in 2011. For the three and six months ended June 30, 2012 and 2011, share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $3,000 and $20,000, and $0 and $32,000, respectively.

There was no non-employee stock option activity for the three and six months ended June 30, 2012:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2011	221,000	$9.98
Granted	-	$-
Balance March 31, 2012	221,000	$9.98
Granted	-	$-
Balance June 30, 2012	221,000	$9.98

Common Stock

In April 2012, we entered into securities purchase agreements (the “Agreements”) with several investors, including Socius Capital Group, LLC, an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “Offering”).  The Agreements provide that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue additional shares of common stock (the “Adjustment Shares"). The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of Agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

We issued 300,000 shares of common stock in the three and six months ended June 30, 2012, valued at $69,000 compared to 803,350 common shares valued at $1,028,000 in the same period in 2011, in exchange for various services. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and six months ended June 30, 2012, share-based compensation expense relating to all common stock issued for consulting services was $114,000 and $235,000 compared to 55,000 and $134,000, for the same period in 2011.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of June 30, 2012.  As such, the Company has not recorded a provision for income tax for the period ended June 30, 2012.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2012 should be recognized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2012, for assets and liabilities measured at fair value:

	2012

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	8,132	8,132
Total liabilities	-	-	8,132	8,132

Financial instruments classified as Level 3 in the fair value hierarchy as of June 30, 2012, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2012:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2011	$4,528
Issuance of warrants	545
Change in fair value	(37)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2012	$5,036

Issuance of warrants	5,368
Change in fair value	(2,272)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of June 30, 2012	$8,132

Intangible Assets

As of June 30, 2012, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying	Accumulated	Net	Amortization Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$3,664	$(2,047)	$1,617	9

During the three and six months ended June 30, 2012, we did not acquire any new intangible assets and at June 30, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five-year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. For the three months ended June 30, 2012, we revisited our intentions to continue doing business internationally and concluded that we would not be pursuing any international opportunities at this time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:
(In thousands)
Year	Amount
2012	$102
2013	$204
2014	$204
2015	$204
2016	$204

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

Management Services Agreement

We have one executed MSA with a medical professional corporation and related treatment center. Under the MSA, we license to the medical professional corporation the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

•	general administrative support services;
•	information systems;
•	recordkeeping;
•	scheduling;
•	billing and collection;
•	marketing and local business development; and
•	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

The medical professional corporation retains the sole right and obligation to provide medical services to its patients and to make other medically related decisions, such as the choice of medical professionals to hire or medical equipment to acquire and the ordering of drugs.

In addition, we provide office space to the medical professional corporation on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The medical professional corporation pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including start-up costs such as pre-operating salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to the medical professional corporation to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the MSA. At June 30, 2012, there was one outstanding credit facility under which $11.8 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

Under the MSA, the equity owner of the affiliated medical professional corporation has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of the managed medical corporation either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical professional corporation or other third party. Creditors of the managed medical corporation do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporation is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, are as follows:

(in thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$12	$28
Receivables, net	16	14
Total assets	$28	42

Accounts payable	14	16
Note payable to Catasys, Inc.	11,814	11,365
Total liabilities	$11,828	11,381

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012, April 2012, May 2012, and when we amended and restated the Highbridge warrants in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

In February 2012, we entered into a securities purchase agreement with Socius Capital Group, LLC (“Socius”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, pursuant to which in exchange for $775,000, we issued a secured convertible note (the “Bridge Note”) and a warrant to purchase an aggregate 2,583,334 shares common stock, at a purchase price of $0.30 per share (the “Bridge Warrant”).  In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note to $975,000.  In connection therewith, the Company amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of common stock.  The Bridge Warrant expires on February 22, 2017 and contains anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the Bridge Warrant, the exercise price of the Bridge Warrant will be reduced to such lower price, subject to customary exceptions.

The Bridge Note, as amended, matured on April 15, 2012 and was exchanged for common stock and the April Warrants (as defined below) in April 2012.

In April 2012, we entered into the Agreements with several investors, including Socius and David Smith relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “Offering”).  The Agreements provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms of Agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

In May 2012, we issued warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.16 per share associated with financing costs.

For the three and six months ended June 30, 2012, we recognized a non-operating gain of $2.3 million and $2.3 million, compared to a non-operating gain of $6.0 million and $8.0 million for the same period in 2011, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and six months ended June 30, 2012 and 2011. Summary financial information for our two reportable segments are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Healthcare services
Revenues	$86	$2	$126	$10
Income/(loss) before provision for income taxes	(1,777)	3,295	(4,780)	1,687
Assets *	1,789	1,014	1,789	1,014

License & Management services
Revenues	$43	$61	$96	$140
Loss before provision for income taxes	(459)	(336)	(836)	(673)
Assets *	1,687	2,467	1,687	2,467

Consolidated continuing operations
Revenues	$129	$63	$222	$150
Income/(loss) before provision for income taxes	(2,236)	2,959	(5,616)	1,014
Assets *	3,476	3,481	3,476	3,481
* Assets are reported as of June 30.

Healthcare Services

Catasys’ integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have programs in Nevada, Kansas, Massachusetts, Louisiana, and Oklahoma.

The following table summarizes the operating results for Healthcare Services for the three and six months June 30, 2012 and 2011:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenues	$86	$2	$126	$10

Operating Expenses
Cost of healthcare services	$153	$129	$292	$235
General and administrative expenses
Salaries and benefits	1,519	1,935	3,088	3,968
Other expenses	382	682	1,131	1,385
Depreciation and amortization	6	2	8	2
Total operating expenses	$2,060	$2,748	$4,519	$5,590

Loss from operations	$(1,974)	$(2,746)	$(4,393)	$(5,580)
Interest and other income	-	1	-	4
Interest expense	(2,075)	-	(2,696)	(697)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liabilities	2,272	6,040	2,309	8,001
Income/(loss) before provision for income taxes	$(1,777)	$3,295	$(4,780)	$1,687

License and Management Services

Our license and management services segment licenses our PROMETA Treatment Programs to physicians.  Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment and mental health services, including the PROMETA Treatment Programs for dependencies on alcohol, cocaine and methamphetamines.

The following table summarizes the operating results for License and Management Services for the three and six months June 30, 2012 and 2011:

(In thousands, except patient treatment data)	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenues
U.S. licensees	$6	$16	$14	$41
Managed treatment centers	37	45	82	99
Total license and management revenues	$43	$61	$96	$140

Operating expenses
Cost of license and management services	$63	$15	$128	$32
General and administrative expenses
Salaries and benefits	160	181	315	376
Other expenses	53	113	150	225
Impairment losses	155	-	189	-
Depreciation and amortization	71	87	150	179
Total operating expenses	$502	$396	$932	$812

Loss from operations	$(459)	$(335)	$(836)	$(672)
Interest and other income	-	-	-	-
Interest expense	-	(1)	-	(2)
Loss before provision for income taxes	$(459)	$(336)	$(836)	$(674)

Note 4.   Debt Outstanding

In February 2012, we entered into a securities purchase agreement with Socius, pursuant to which in exchange for $775,000, the Company issued a Bridge Note and a Bridge Warrant to purchase an aggregate 2,583,334 shares of common stock at a purchase price of $0.30 per share. In April 2012, the Company and Socius agreed to increase the outstanding principal amount under the Bridge Note to $975,000. In connection therewith, the Company amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of common stock.

The Bridge Note, as amended, matured on April 15, 2012 and concurrent with the Offering (as defined above), the note holder agreed to roll over the outstanding balance of the notes into the Offering. As a result of this transaction, the Company has no notes or similar debt outstanding.

Note 5. Subsequent Events

On August 6, 2012, the Company filed a Certificate of Amendment of the Certificate of Incorporation with the Secretary of State of the State of Delaware to reduce the number of shares of authorized common stock from 2,000,000,000 to 500,000,000.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, revenue and income of Catasys, wherever they occur, are necessarily estimates reflecting the best judgment of the senior management of Catasys on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  The Company assumes no obligation and does not intend to update these forward looking statements, except as required by law.

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

Operations

We have launched our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, Nevada, and Oklahoma.  We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program, education and training in the implementation and use of the licensed technology. The patient’s physician determines the appropriateness of the use of the PROMETA Treatment Program. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain a limited number of licensing agreements with physicians in the United States, we no longer provide any significant support or marketing around the PROMETA treatment program. Two of the Company’s sites contributed to revenue in the three and six months ended June 30, 2012. While we currently do not anticipate doing so, we may enter into agreements on a selective basis with additional healthcare providers, but generally only in markets we are presently operating.  We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (dba The Center to Overcome Addiction).  We manage the business components of the professional medical corporation and license the PROMETA Treatment Program and use of the name in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders, including the PROMETA Treatment Program. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities.  In July 2012, we moved the professional medical corporation offices into our corporate offices, which we anticipate will reduce operating expenses in the future.  We are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three and six months June 30, 2012 and 2011:

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Healthcare services revenues	$86	$2	$126	$10
License and management services revenues	43	61	96	140
Total revenues	129	63	222	150

Operating expenses
Cost of healthcare services	217	145	421	267
General and administrative	2,113	2,910	4,683	5,953
Impairment losses	155	-	189	-
Depreciation and amortization	77	89	158	181
Total operating expenses	2,562	3,144	5,451	6,401

Loss from operations	(2,433)	(3,081)	(5,229)	(6,251)

Interest and other income	-	1	-	4
Interest expense	(2,075)	(1)	(2,696)	(699)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liability	2,272	6,040	2,309	8,001
Income (Loss) before provision for income taxes	(2,236)	2,959	(5,616)	1,014
Provision for income taxes	23	2	16	9
Net Income (Loss)	$(2,259)	$2,957	$(5,632)	$1,005

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$(0.04)	$0.14	$(0.13)	$0.07

Basic weighted number of shares outstanding*	50,960	20,861	42,431	15,391

Diluted net income (loss) per share*	$(0.04)	$0.13	$(0.13)	$0.06

Diluted weighted number of shares outstanding*	50,960	22,397	42,431	18,020
* The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes was $2.2 million and $5.6 million during the three and six months June 30, 2012, compared to a net income of $3.0 million and $1.0 million, respectively, for the same period in 2011. The change was primarily due to the decrease in the gain on fair value of warrants from $6.0 million to $2.3 million for the three months ended June 30, 2012 and 2011, respectively, and $8.0 million to $2.3 million for the six months ended June 30, 2012 and 2011, respectively.  In addition, there was interest expense of $2.0 and $2.7 million for the three and six months ended June 30, 2012, compared to $0 and $699,000 for the same period in 2011.  The interest expense relates to the bridge loan financing and the issuance of warrants during 2012. This was partially offset by a decrease of $797,000 and $1.3 million for the three and six months ended June 30, 2012, compared to the same period in 2011, in general and administrative expenses, resulting mainly from actions taken to streamline our operations.

Revenues

As of June 30, 2012, five health plan contracts were operational covering significantly bigger populations than in 2011. As a result, recognized revenue for our healthcare services segment increased by 4200% and 1160%, or $84,000 and $116,000, for the three and six months ended June 30, 2012, compared to the same period in 2011.  In addition, most of our fees related to these contracts were recorded as deferred revenue as the billings are subject to performance guarantees or are performed over one year.  Deferred revenue was $233,000 at June 30, 2012, which if we were able to recognize, would have increased healthcare services revenue to $359,000, or 3490%, compared to the same period in 2011.

Revenues decreased by $18,000 and $44,000 for the license and management services segment, for the three and six months June 30, 2012, compared to the same period in 2011, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims.  The increase of $72,000 and $154,000 for the three and six months ended June 30, 2012, compared to the same period in 2011, relates primarily to the increase in enrolled members in the OnTrak program.

Cost of license and management services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The decrease in these costs reflects the decrease in revenues from this treatment center, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace.

General and Administrative Expenses

Total general and administrative expense decreased by $797,000 and $1.3 million for the three and six months ended June 30, 2012, compared to the same period in 2011. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our healthcare services segment.

Impairment Losses

We recorded $155,000 and $189,000 in impairment charges related to intellectual property in the three and six months June 30, 2012. There were no impairment losses related to intellectual property for same periods in 2011.

 There was no impairment loss related to property plant and equipment for the three and six months June 30, 2012 and 2011.

Interest Expense

Interest expense increased by $2.1 million and $2.0 million for the three and six months June 30, 2012, compared to the same period in 2011 due to interest recorded on the note payables issued in association with the bridge financing in February 2012 which converted in April 2012 as well as the warrants issued related to the same transaction.

Change in fair value of warrant liability

We issued warrants to purchase shares of our common stock in November 2007, September 2009, July 2011, October 2011, November 2011, February 2012, April 2012, May 2012, and the amended and restated the Highbridge warrants in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants decreased by $3.8 million and $5.7 million for the three and six months June 30, 2012, compared to the same period in 2011. This was mainly due to a drop in the Company’s stock price.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 13, 2012, we had a balance of approximately $500,000 cash on hand. We had working capital deficit of approximately $2.2 million at June 30, 2012. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into September 2012, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In April 2012, we entered into securities purchase agreements with several investors, including Socius and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock, and warrants to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the securities purchase agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

We have a related party receivable from Sabra ICG, an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, in the amount of $110,000 at June 30, 2012, which represents unpaid monthly rent related to a sublease agreement beginning January 1, 2011.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Louisiana, Massachusetts, Nevada, and Oklahoma.  One of our programs with a customer who never fully implemented our program was discontinued during the second quarter of 2012.  We will continue to provide services to and be paid for enrolled members. We have begun to generate fees from the launched programs, increased fees in the first six months of 2012, and expect to increase enrollment and fees throughout the year.  In August 2012, we agreed with one of our customers to expand our program in Kansas which we anticipate will significantly increase the size of the population covered in that state.  We anticipate adding that population in September of 2012.  There can be no assurance that we will generate additional fees. In addition, we have continued to try to find areas to reduce our operating expenses.

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

Cash Flows

We used $3.1 million of cash for continuing operating activities during the six months June 30, 2012 compared to $3.9 million in 2011. Use of funds in operating activities, primarily includes cost of healthcare services and general and administrative expenses. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations and the increase in cash collected from our OnTrak contracts with health plans.  Non-cash adjustments to operating activities for the six months ended June 30, 2012, included amortization of debt discount and debt issuance costs of $2.7 million, a non-cash charge of $1.6 million for share-based compensation expense, a fair value adjustment on warrant liability of $2.3 million, and depreciation and amortization expense of $158,000.

Capital expenditures for the six months ended June 30, 2012 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $3.5 million for the six months ended June 30, 2012, compared to net cash used in financing activities of $34,000 for the six months ended June 30, 2011. Cash provided by financing activities for the six months ended June 30, 2012 consisted of the net proceeds from the securities offerings in April 2012 and May 2012, leaving a balance of $1.2 million in cash and cash equivalents at June 30, 2012.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2012 as we increase enrollment under our existing contracts and expand the populations under our contracts.  We expect our current cash resources to cover expenses into September 2012. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We will need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2012, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, September 2009, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012, April 2012, May 2012, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months June 30, 2012, we recognized a non-operating gain of $2.3 million and $2.3 million, compared to a non-operating gain of $6.0 million and $8.0 million for the same period in 2011, related to the revaluation of our warrant liabilities.

Share-based compensation expense

We account for the issuance of stock, stock options, and warrants for services from non-employees based on an estimate of the fair value of options and warrants issued using the Black-Scholes pricing model. This model’s calculations include the exercise price, the market price of shares on grant date, weighted average assumptions for risk-free interest rates, expected life of the option or warrant, expected volatility of our stock and expected dividend yield.

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2011 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three and six months June 30, 2012, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2012.

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

During the three and six months June 30, 2012, we did not acquire any new intangible assets and at June 30, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five-year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating.  As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. For the three months ending June 30, 2012, we revisited our intentions to continue doing business internationally and concluded that we will not be pursing any international opportunities at this time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended Accounting Standards Codification (“ASC”) 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

Changes in Internal Control Over Financial Reporting

There are no changes in our controls over financial reporting during the three and six months June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

As described in our Form 10-K, on or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (the “Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which the Company had acquired certain assets, and a number of other additional individuals and entities, including the Company, the Company’s  Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract.  At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract.  A Statement of Decision was requested by the Plaintiffs and the Court requested that we, as prevailing parties, prepare it.  Thereafter, the plaintiffs filed an ex parte application to reopen the evidence which was denied as well by the Court.  The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial.  The motion to amend was denied.  On July 3, 2012, the Plaintiffs filed a Petition for Writ of Mandate in the Court of Appeal, objecting to the trial court's decisions at the bench trial, the court's denial of plaintiffs' motion to amend, the denial of the Plaintiffs' ex parte application to reopen the evidence and the Court's rejection of a discovery referee's report earlier in 2012.  The Writ is pending in the Court of Appeal.  Defendants will have an opportunity to oppose the Writ if the Court of Appeal does not deny the Writ outright.  The Plaintiffs' remaining two causes of action for conversion and breach of contract are scheduled to be tried by a jury on October 9, 2012.  The Company has had very limited settlement discussions and the Company believes the Plaintiff's claims are without merit and intends to continue to vigorously defend the case.

Item 1A.                 Risk Factors

There have been no material changes in our risk factors from those disclosed in our Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, the Company completed a private placement with certain accredited investors for gross proceeds of $3.4 million.  The Company issued common stock and warrants to purchase 21,440,050 shares of common stock at an exercise price of $0.16 per share.  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In May 2012, the Company issued common stock and warrants to purchase 250,000 shares of common stock at $0.16 per share as part of the April 2012 private placement, for gross proceeds of $40,000.  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In May 2012, the Company issued warrants to purchase 120,000 shares of common stock at $0.16 per share for financing costs related to the April 2012 private placement.  These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures.

None.

Item 5.                 Other Information

In June 2012, the Company did not renew their month-to-month lease in Santa Monica, California for the Center to Overcome Addiction.  Subsequently, their operations were moved to Los Angeles, California.

Item 6.                 Exhibits

Exhibit 4.1
Form of Secured Convertible Promissory Note, dated April 11, 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2012).

Exhibit 4.2	Form of Warrant, dated April 11, 2012 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2012).
Exhibit 4.3	Form of Warrant, dated April 17, 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).
Exhibit 10.1
Form of Securities Purchase Agreement, dated April 17, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012).

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CATASYS, INC.
Date: August 14, 2012	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)