Form 10-Q
period 2012-09-30
CATASYS, INC.
filed 2012-11-14
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes ☐            No ☑

As of November 14, 2012, there were 73,094,008 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$1,496	$771
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	82	52
Receivables from related party	142	128
Prepaids and other current assets	123	408
Total current assets	1,843	1,359
Long-term assets
Property and equipment, net of accumulated depreciation of $4,657 and $5,717, respectively	57	89
Intangible assets, net of accumulated amortization of $2,098 and $2,036, respectively	1,566	1,920
Deposits and other assets	205	212
Total Assets	$3,671	$3,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,582	$1,527
Accrued compensation and benefits	979	669
Deferred revenue	280	59
Other accrued liabilities	1,156	1,275
Total current liabilities	3,997	3,530
Long-term liabilities
Deferred rent and other long-term liabilities	18	18
Capital leases	21	-
Warrant liabilities	7,848	4,528
Total liabilities	11,884	8,076

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized at September 30, 2012 and December 31, 2011, respectively; 73,094,008 and 33,901,395 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	87	83
Additional paid-in-capital	208,486	206,313
Accumulated deficit	(216,786)	(210,892)
Total stockholders' deficit	(8,213)	(4,496)
Total Liabilities and Stockholders' Deficit	$3,671	$3,580

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Healthcare services revenues	$100	$3	$226	$13
License & Management services revenues	40	54	136	194
Total revenues	140	57	362	207

Operating expenses
Cost of services	197	161	618	428
General and administrative	1,946	2,376	6,629	8,329
Impairment losses	-	-	189	-
Depreciation and amortization	69	85	227	266
Total operating expenses	2,212	2,622	7,663	9,023

Loss from operations	(2,072)	(2,565)	(7,301)	(8,816)

Interest and other income	-	-	-	4
Interest expense	(1)	(224)	(2,697)	(923)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liability	1,818	464	4,127	8,465
Loss before provision for income taxes	(255)	(2,325)	(5,871)	(1,311)
Provision for income taxes	2	2	18	11
Net Loss	$(257)	$(2,327)	$(5,889)	$(1,322)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.00)	$(0.11)	$(0.12)	$(0.08)

Weighted number of shares outstanding*	59,080	21,205	48,021	17,346

* The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on September 6, 2011.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(In thousands)	Nine Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(5,889)	$(1,322)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	227	266
Amortization of debt discount and issuance costs included in interest expense	2,681	747
Loss on debt extinguishment	-	41
Provision for doubtful accounts	(4)	12
Deferred rent	-	(22)
Share-based compensation expense	1,963	2,889
Fair value adjustment on warrant liability	(4,127)	(8,465)
Impairment losses	189	-
(Gain) or loss on disposition of assets	(1)	2
Changes in current assets and liabilities:
Receivables	(40)	(50)
Prepaids and other current assets	24	129
Deferred revenue	221	-
Accounts payable and other accrued liabilities	229	666
Net cash used in operating activities	$(4,527)	$(5,107)

Investing activities:
Proceeds from sales of property and equipment	$-	$7
Purchases of property and equipment	-	(18)
Deposits and other assets	(3)	(33)
Net cash used in investing activities	$(3)	$(44)

Financing activities:
Proceeds from the issuance of common stock and warrants	$4,287	$-
Convertible debt and warrants	975	650
Transaction Costs	-	(16)
Capital lease obligations	(7)	(35)
Net cash provided by financing activities	$5,255	$599

Net increase (decrease) in cash and cash equivalents	$725	$(4,552)
Cash and cash equivalents at beginning of period	771	4,605
Cash and cash equivalents at end of period	$1,496	$53

Supplemental disclosure of cash paid
Income taxes	$93	$18
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$-	$448
Common stock issued for debt settlement	$-	$141
Common stock issued for converson of debt	$975	$6,143
Common stock issued for services	$309	$361
Common stock issued for exercise of warrants	$-	$9
Beneficial conversion feature related to financing	$253	$150
Property and equipment acquired through capital leases and other financing	$31	$18

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2011 balance sheet have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2012, cash and cash equivalents amounted to $1.5 million and we had a working capital deficit of approximately $2.2 million. On April 17, 2012 and September 17, 2012, we closed on financings of $3.4 million and $1.7 million, respectively.  We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2012, our cash used in operating activities amounted to $4.5 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2012, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, Nevada, and Oklahoma. During the nine months ending September 30, 2012, we launched new programs, generated increased fees from our existing programs compared to the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout the remainder of the year.  In addition, we have expanded the number of health plan members covered under our programs during the nine months ended September 30, 2012, including the recent addition of additional members from an existing customer in Kansas, and anticipate increasing the number of covered members through the end of the year.  However, there can be no assurance that we will generate increased fees. In addition, we have continued to find areas to reduce our operating expenses.

 We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we recently received judgment in our favor, the plaintiffs’ may appeal these judgments.  We believe the claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact on our liquidity, including our cash flows.

Based on the provisions of our management services agreement (“MSA”) between us and our managed professional medical corporation, we have determined that our managed professional medical corporation constitutes a variable interest entity, and that we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”).  Accordingly, we are required to consolidate the revenue and expenses of our managed professional medical corporation. See Management Services Agreement heading under Note 2, Summary of Significant Accounting Policies, for more discussion.

All intercompany transactions and balances have been eliminated in consolidation.

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

Healthcare Services

        Our Catasys contracts are generally designed to provide revenues to us on a monthly basis based on enrolled members or to provide a case rate when members are enrolled and a share of the savings generated from enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed.  To the extent we receive case rates that are not subject to performance guarantees we recognize the case rate as ratably over twelve months.

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

The revenues of our managed treatment center, which we include in our condensed consolidated financial statements, are derived from charging fees directly to patients for treatment and are recorded when services are provided.  Revenues from patients treated with our proprietary treatment program at our managed treatment center are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the treatment program.

Cost of Services

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

License and Management Services

License and management services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized when services have been rendered, which for our license agreements is in the period in which patient treatment commences, and for our managed treatment center is in the periods in which medical treatment is provided. Such costs include royalties, direct labor costs, medical supplies and medications.

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

For the nine months ended September 30, 2012, one customer accounted for approximately 54% of revenues and four customers accounted for approximately 87% of accounts receivable.

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

Common equivalent shares, consisting of 69,661,331 incremental common shares as of September 30, 2012, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended, (the “Plan”), provides for the issuance of up to 18,250,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2012, we had 5,057,000 vested and unvested shares outstanding and 12.6 million shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $371,000 and $2.0 million for the three and nine months September 30, 2012, compared to $715,000 and $2.9 million, respectively, for the same periods in 2011.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statements of operations subsequent to January 1, 2006. We account for share-based awards to employees and directors using the intrinsic value method under previous FASB rules, allowable prior to January 1, 2006. Under the intrinsic value method, no share-based compensation expense had been recognized in our consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2012, amounted to $273,000 and $1.6 million, compared to $668,000 and $2.6 million for the same periods in 2011, respectively.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three  and nine months ended September 30, 2012 and 2011 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2012, there were 0 and 50,000 options granted to employees at the weighted average per share exercise price of $0.44, compared to 0 and 16,250 options granted to employees at the weighted average per share exercise price of $0.72, for the same periods in 2011, respectively.  All of the options were issued at the fair market value of our common stock on the date of grant. Employee and director stock option activity for the three and nine months ended September 30, 2012, included grants and cancellations and are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2011	4,808,000	$4.74

Granted	50,000	$0.44
Cancelled	(2,000)	$1.60

Balance March 31, 2012	4,856,000	$4.70

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2012	4,856,000	$4.70

Granted	-	$-
Cancelled	(20,000)	$1.60

Balance September 30, 2012	4,836,000	$4.71

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2012 and 2011, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2012, there was $446,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.71 years.

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

There were no options issued to non-employees for the three and nine months ended September 30, 2012, compared to 0 and 208,600 options issued at a strike price of $0 and $2.84 as compensation for consulting services for the same periods in 2011, respectively. For the three and nine months ended September 30, 2012 and 2011, share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $61,000 and $81,000, and $6,000 and $39,000, respectively.

There was no non-employee stock option activity for the three and nine months ended September 30, 2012:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2011	221,000	$9.98

Granted	-	$-

Balance March 31, 2012	221,000	$9.98

Granted	-	$-

Balance June 30, 2012	221,000	$9.98

Granted	-	$-

Balance September 30, 2012	221,000	$9.98

Common Stock

In April 2012, we entered into securities purchase agreements (the “April Agreements”) with several investors, including Crede CG II, Ltd. (formerly Socius Capital Group, LLC) (“Crede”), an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, and David Smith, one of our affiliates, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for an aggregate gross proceed of approximately $3,430,000 (the “April Offering”).  The foregoing issuances triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price of these warrants decreased to $0.16, however, the number of shares issuable under these warrants remained unchanged.  The April Agreements provide that in the event that the we effectuate a reverse stock split of our common stock within 24 months of the closing date of the April Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue additional shares of common stock (the “Adjustment Shares"). The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the April Agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements (the “September Agreements”) with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of common stock and warrants (the “September Warrants”) to purchase an aggregate of 17,190,000 shares of common stock, at an exercise price of $0.10 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”).  The foregoing issuances triggered anti-dilution provisions in certain of our outstanding warrants. As a result, the exercise price of these warrants decreased to $0.10, however, the number of shares issuable under these warrants remained unchanged. The September Agreements provide that in the event that we effectuate a Reverse Split of our common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

We issued 0 and 312,500 shares of common stock in the three and nine months ended September 30, 2012, valued at $0 and $72,000, respectively, compared to 843,750 and 1,328,349 common shares valued at $360,000 and $1.3 million in the same periods in 2011, respectively, in exchange for various services. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and nine months ended September 30, 2012, share-based compensation expense relating to all common stock issued for consulting services was $61,000 and $81,000 compared to $149,000 and $315,000, for the same periods in 2011, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of September 30, 2012.  As such, the Company has not recorded a provision for income tax for the period ended September 30, 2012.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2012 should be recognized.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable outputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2012, for assets and liabilities measured at fair value:

	2012

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$175	$-	$-	$175
Total assets	$175	$-	$-	$175

Warrant liabilities	$-	$-	$7,848	$7,848
Total liabilities	$-	$-	$7,848	$7,848

Financial instruments classified as Level 3 in the fair value hierarchy as of September 30, 2012, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2012:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2011	$4,528
Issuance of warrants	545
Change in fair value	(37)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of March 31, 2012	$5,036
Issuance of warrants	5,368
Change in fair value	(2,272)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of June 30, 2012	$8,132
Issuance of warrants	1,534
Change in fair value	(1,818)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of September 30, 2012	$7,848

Intangible Assets

As of September 30, 2012, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
Intellectual property	$3,664	$(2,098)	$1,566	8

During the three and nine months ended September 30, 2012, we did not acquire any new intangible assets and at September 30, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five-year revenue projections and other assumptions. During the year ended December 31, 2011, we recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. For the three months ended June 30, 2012, we revisited our intentions to continue doing business internationally and concluded that we would not be pursuing any international opportunities at this time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2012	$51
2013	$204
2014	$204
2015	$204
2016	$204

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

In addition, we provide office space to the medical professional corporation on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The medical professional corporation pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to the medical professional corporation to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the MSA. At September 30, 2012, there was one outstanding credit facility under which $12.1 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

Under the MSA, the equity owner of the affiliated medical professional corporation has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for the treatment center to pay for its obligations. Substantially all of the activities of the managed medical corporation either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loan is not guaranteed by the equity owner of the affiliated medical professional corporation or other third party. Creditors of the managed medical corporation do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporation is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, are as follows:

(in thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$13	$28
Receivables, net	19	14
Total assets	$32	42

Accounts payable	16	16
Note payable to Catasys, Inc.	12,049	11,365
Total liabilities	$12,065	11,381

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012, April 2012, May 2012, September 2012, and when we amended and restated the Highbridge warrants in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

In February 2012, we entered into a securities purchase agreement with Crede, pursuant to which, in exchange for $775,000, we issued a secured convertible note (the “Bridge Note”) and a warrant to purchase an aggregate 2,583,334 shares of common stock, at a purchase price of $0.30 per share (the “Bridge Warrant”).  In April 2012, we and Crede agreed to increase the outstanding principal amount under the Bridge Note to $975,000.  In connection therewith, we amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of common stock.  The Bridge Warrant expires on February 22, 2017 and contains anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the Bridge Warrant, the exercise price of the Bridge Warrant will be reduced to such lower price, subject to customary exceptions.

The Bridge Note, as amended, matured on April 15, 2012 and was exchanged for common stock and the April Warrants (as defined below) in April 2012.

In April 2012, we entered into the Agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “April Offering”).  The Agreements provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

In September 2012, we entered into securities purchase agreements with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of the Company’s common stock and warrants (the “September Warrants”) to purchase an aggregate of 17,190,000 shares of common stock, at an exercise price of $0.10 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”).  The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.10, however, the number of shares issuable under these warrants remained unchanged. The September Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

The September Warrants expire in September 2017, and contain anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the September Warrants, the exercise price of the September Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the September Warrants shall be increased by an amount equal to the Adjustment Shares.  In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

For the three and nine months ended September 30, 2012, we recognized a non-operating gain of $1.8 million and $4.1 million, compared to a non-operating gain of $464,000 and $8.5 million for the same periods in 2011, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our condensed consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. We do not expect this guidance to have any impact on our consolidated financial position, results of operations or cash flows.

 In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We do not expect this guidance to have any impact on our consolidated financial position, results of operations or cash flows.

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and nine months ended September 30, 2012 and 2011. Summary financial information for our two reportable segments are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Healthcare services
Revenues	$100	$3	$226	$13
Income/(loss) before provision for income taxes	66	(1,922)	(4,714)	(235)
Assets *	2,068	673	2,068	673

License & Management services
Revenues	$40	$54	$136	$194
Loss before provision for income taxes	(321)	(403)	(1,157)	(1,076)
Assets *	1,603	2,371	1,603	2,371

Consolidated continuing operations
Revenues	$140	$57	$362	$207
Income/(loss) before provision for income taxes	(255)	(2,325)	(5,871)	(1,311)
Assets *	3,671	3,044	3,671	3,044

* Assets are reported as of September 30.

Healthcare Services

Our integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact healthcare costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our programs. We have programs in Nevada, Kansas, Massachusetts, Louisiana, and Oklahoma.

The following table summarizes the operating results for Healthcare Services for the three and nine months ended September 30, 2012 and 2011:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenues	$100	$3	$226	$13

Operating Expenses
Cost of healthcare services	$135	$27	$427	$262
General and administrative expenses
Salaries and benefits	1,187	1,477	4,275	5,445
Other expenses	531	661	1,662	2,046
Depreciation and amortization	(2)	1	6	3
Total operating expenses	$1,851	$2,166	$6,370	$7,756

Loss from operations	$(1,751)	$(2,163)	$(6,144)	$(7,743)
Interest and other income	-	-	-	4
Interest expense	(1)	(223)	(2,697)	(920)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liabilities	1,818	464	4,127	8,465
Income/(loss) before provision for income taxes	$66	$(1,922)	$(4,714)	$(235)

License and Management Services

Our license and management services segment licenses our proprietary treatment program to physicians.  Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment and mental health services.

The following table summarizes the operating results for License and Management Services for the three and nine months September 30, 2012 and 2011:

(In thousands, except patient treatment data)	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues
U.S. licensees	$-	$16	$14	$57
Managed treatment centers	40	38	122	137
Total license and management revenues	$40	$54	$136	$194

Operating expenses
Cost of license and management services	$63	$133	$191	$165
General and administrative expenses
Salaries and benefits	150	145	465	521
Other expenses	77	94	227	318
Impairment losses	-	-	189	-
Depreciation and amortization	71	84	221	263
Total operating expenses	$361	$456	$1,293	$1,267

Loss from operations	$(321)	$(402)	$(1,157)	$(1,073)
Interest expense	-	(1)	-	(3)
Loss before provision for income taxes	$(321)	$(403)	$(1,157)	$(1,076)

Note 4.   Debt Outstanding

In February 2012, we entered into a securities purchase agreement with Crede, pursuant to which in exchange for $775,000, we issued a Bridge Note and a Bridge Warrant to purchase an aggregate 2,583,334 shares of common stock, at a purchase price of $0.30 per share.  In April 2012, we and Crede agreed to increase the outstanding principal amount under the Bridge Note to $975,000. In connection therewith, we amended the Bridge Warrant to allow for the purchase of an additional 666,666 shares of common stock.

The Bridge Note, as amended, matured on April 15, 2012 and concurrent with the April Offering (as defined above), the note holder agreed to roll over the outstanding balance of the notes into the April Offering. As a result of this transaction, we have no notes or similar debt outstanding.

Note 5. Related Party Disclosure

We have a related party receivable from Sabra ICG, an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $142,000 as of September 30, 2012, which represents rent due under a January 1, 2011 sublease agreement. Rent under the sublease was $32,000 and $95,000 for the three and nine months ended September 30, 2012, respectively. Sublease income is reflected as a reduction to rent expense.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2011 and other reports we file with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We also offer the Company’s proprietary treatment for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that also offers  other mental health services.

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

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our proprietary treatment program, education and training in the implementation and use of the licensed technology.  We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain a small number of licensing agreements with physicians in the United States, we no longer provide any significant support or marketing related to the proprietary treatment program.  Two of the Company’s sites contributed to revenue in the three and nine months ended September 30, 2012. While we currently do not anticipate doing so, we may enter into agreements on a selective basis with additional healthcare providers.  We are currently evaluating and considering additional actions to streamline our operations that may impact the licensing operations as we continue to focus on managed care plans through our healthcare services segment.

We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (dba The Center to Overcome Addiction).  We manage the business components of the professional medical corporation and license the proprietary treatment program in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders. The revenues and expenses of this center are included in our condensed consolidated financial statements under accounting standards applicable to variable interest entities.  In July 2012, we moved the professional medical corporation offices into our corporate offices, which we anticipate will reduce operating expenses in the future.  We are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three and nine months ended September 30, 2012 and 2011:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Healthcare services revenues	$100	$3	$226	$13
License & Management services revenues	40	54	136	194
Total revenues	140	57	362	207

Operating expenses
Cost of services	197	161	618	428
General and administrative	1,946	2,376	6,629	8,329
Impairment losses	-	-	189	-
Depreciation and amortization	69	85	227	266
Total operating expenses	2,212	2,622	7,663	9,023

Loss from operations	(2,072)	(2,565)	(7,301)	(8,816)

Interest and other income	-	-	-	4
Interest expense	(1)	(224)	(2,697)	(923)
Loss on debt extinguishment	-	-	-	(41)
Change in fair value of warrant liability	1,818	464	4,127	8,465
Loss before provision for income taxes	(255)	(2,325)	(5,871)	(1,311)
Provision for income taxes	2	2	18	11
Net Loss	$(257)	$(2,327)	$(5,889)	$(1,322)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.00)	$(0.11)	$(0.12)	$(0.08)

Weighted number of shares outstanding*	59,080	21,205	48,021	17,346

* The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes was $257,000 and $5.9 million during the three and nine months ended September 30, 2012, compared to a net loss of $2.3 million and $1.3 million for the same periods in 2011, respectively. The change was primarily due to the change in fair value of warrants from $464,000 to $1.8 million for the three months ended September 30, 2012 and 2011, respectively, and a change from $8.5 million to $4.1 million for the nine months ended September 30, 2012 and 2011, respectively.  In addition, there was interest expense of $1,000 and $2.7 million for the three and nine months ended September 30, 2012, compared to $224,000 and $923,000 for the same periods in 2011, respectively.  The interest expense relates to the bridge loan financing and the issuance of warrants during 2012. This was partially offset by a decrease of $430,000 and $1.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, in general and administrative expenses, resulting mainly from actions taken to streamline our operations.

Revenues

As of September 30, 2012, five healthcare services contracts were operational covering significantly bigger populations than in 2011. As a result, recognized revenue for our healthcare services segment increased by 3233% and 1639%, or $97,000 and $213,000, for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011.  In addition, most of our fees related to these contracts were recorded as deferred revenue as the billings are subject to performance guarantees or are performed over one year.  Deferred revenue was $280,000 at September 30, 2012, which if we were able to recognize, would have increased healthcare services revenue to $506,000, or 3792%, compared to September 30, 2011.

Revenues decreased by $14,000 and $58,000 for the license and management services segment, for the three and nine months September 30, 2012, respectively, compared to the same periods in 2011, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace.  We anticipate that revenue from this segment will continue to decrease in the future.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims.  The increase of $107,000 and $162,000 for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011, relates primarily to the increase in enrolled members in the OnTrak program.

Cost of license and management services consists of royalties we pay for the use of our proprietary treatment program and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and medicine costs. There was a $71,000 decrease and a $28,000 increase for the three months and nine months ended September 30, 2012 compared to the same periods in 2011, respectively. The decrease in these costs reflects the decrease in revenues from this treatment center, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace. The increase over nine months was due to additional patient treatments in the first half of the year.

General and Administrative Expenses

Total general and administrative expense decreased by $430,000 and $1.7 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decrease was due to reductions in all expense categories, but primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our healthcare services segment.

Impairment Losses

We recorded $0 and $189,000 in impairment charges related to intellectual property for the three and nine months ended September 30, 2012, respectively. There were no impairment losses related to intellectual property for same periods in 2011.

 There was no impairment loss related to property plant and equipment for the three and nine months ended September 30, 2012 and 2011.

Interest Expense

Interest expense increased/(decreased) by $(223,000) and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011 due to interest recorded on the note payables issued in association with the bridge financing in February 2012 which converted in April 2012 as well as the warrants issued related in the same transaction.

Change in fair value of warrant liability

We issued warrants to purchase shares of our common stock in November 2007, July 2010, October 2011, November 2011, February 2012, April 2012, May 2012, September, 2012, and the amended and restated Highbridge warrants in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants increased by $1.4 million and decreased by $4.3 million for the three and nine months September 30, 2012, respectively, compared to the same periods in 2011. This was mainly due to a drop in the price of our common stock.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of November 14, 2012, we had a balance of approximately $657,000 cash on hand. We had working capital deficit of approximately $2.2 million at September 30, 2012. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into December 2012, however delays in cash collections, fees, or unforeseen expenditures, could impact this estimate.  We will need to immediately obtain additional capital and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not immediately obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In April 2012, we entered into securities purchase agreements with several investors, including Crede CG II, Ltd. (formerly Socius Capital Group, LLC) (“Crede”), an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer and David Smith, one of our affiliates, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock, and warrants to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the securities purchase agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of common stock, and warrants to purchase an aggregate of 17,190,000 shares of common stock at an exercise price of $0.10 per share for aggregate gross proceeds of approximately $1.7 million.

We have a related party receivable from Sabra ICG, an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $142,000 at September 30, 2012, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing new contracts and generating fees from existing and new contracts for our OnTrak managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Louisiana, Massachusetts, Nevada, and Oklahoma.  We will continue to provide services to and be paid for enrolled members. We are generating fees from the launched programs and have increased these fees in the first nine months of 2012.  We expect to continue to increase enrollment and fees throughout the year.  We have agreed with one of our customers to expand our program in Kansas which we anticipate will significantly increase the size of the population covered in that state beginning in the fourth quarter of this year.  There can be no assurance that we will generate additional fees. In addition, we have continued to try to find areas to reduce our operating expenses.

 We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While we recently received judgment in our favor, the plaintiffs’ may appeal these judgments.  We believe the claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact on our liquidity, including our cash flows.

Cash Flows

We used $4.5 million of cash for continuing operating activities during the nine months September 30, 2012 compared to $5.1 million in 2011. Use of funds in operating activities, primarily includes cost of healthcare services and general and administrative expenses. This decrease in net cash used reflects the decline in such expenses from our efforts to streamline operations and the increase in cash collected from our OnTrak contracts with health plans.  Non-cash adjustments to operating activities for the nine months ended September 30, 2012, included amortization of debt discount and debt issuance costs of $2.7 million, a non-cash charge of $2.0 million for share-based compensation expense, a fair value adjustment on warrant liability of $4.1 million, depreciation and amortization expense of $227,000, and impairment losses of $189,000.

Capital expenditures for the nine months ended September 30, 2012 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, implementation of new customers, the need to replace computer and communications equipment, and marketing activities and other arrangements.

Our net cash provided by financing activities was $5.3 million for nine months ended September 30, 2012, compared to net cash provided by financing activities of $599,000 for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 consisted of the net proceeds from the securities offerings in April 2012, May 2012, and September 2012, leaving a balance of $1.5 million in cash and cash equivalents at September 30, 2012.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase in the second half of 2012 as we increase enrollment under our existing contracts and expand the populations under our contracts.  We expect our current cash resources to cover expenses into December 2012. However, there can be no assurance that these contracts will produce cash and any delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We will need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, July 2010, October 2010, November 2010, August 2011, October 2011, November 2011, December 2011, February 2012, April 2012, May 2012, September 2012, and when we amended and restated the Highbridge warrant in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and nine months ended September 30, 2012, we recognized a non-operating gain of $1.8 million and $4.1 million, compared to a non-operating gain of $464,000 and $8.5 million for the same period in 2011, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2011 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three and nine months September 30, 2012, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2012.

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

During the three and nine months September 30, 2012, we did not acquire any new intangible assets and at September 30, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five-year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating.  As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. For the three months ending September 30, 2012, we revisited our intentions to continue doing business internationally and concluded that we will not be pursing any international opportunities at this time.  As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our condensed consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. We do not expect this guidance to have any impact on our consolidated financial position, results of operations or cash flows.

 In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. We do not expect this guidance to have any impact on our consolidated financial position, results of operations or cash flows.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15 and rule 15d-15(e) of the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer have determined that as of September 30, 2012, our disclosure controls and procedures were effective.

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

Changes in Internal Control Over Financial Reporting

There are no changes in our internal control over financial reporting for the three months ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as such term is defined in Rule 13a-15 and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

As described in our Form 10-K, on or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (the “Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which the Company had acquired certain assets, and a number of other additional individuals and entities, including the Company, the Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract.  At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract.  A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012.  Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court.  The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial.  The motion to amend was denied.  On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal.  The Writs were summarily denied by the Court of Appeal.  On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action.  On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement").  Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims.  The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims.  Accordingly, judgment will be entered in favor of the Company and against the Plaintiffs.  A proposed judgment was filed on October 31, 2012.  The Plaintiffs are expected to appeal the judgment.

Item 1A.     Risk Factors

 There have been no material changes in our risk factors from those disclosed in our Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

In August 2012, the Company issued 12,500 restricted shares of common stock to a consultant for investor relations services to be performed beginning June 2012 and ending November 2012. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) as a transaction by us not involving any public offering.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures.

 None.

Item 5.        Other Information

 None.

Item 6.        Exhibits

Exhibit 3.1
Certificate of Amendment of the Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2012).

Exhibit 4.1
Form of Warrant, dated September 13, 2012 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

Exhibit 10.1
Form of Securities Purchase Agreement, dated September 13, 2012 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012).

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CATASYS, INC.
Date: November 14, 2012	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)