Form 10-K
period 2012-12-31
CATASYS, INC.
filed 2013-04-01
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to _____

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
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑

As of the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,793,831 based on the $0.14 closing bid price of the common stock on the OTC Bulletin Board on that date.

As of March 28, 2013, there were 120,811,273 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.
Form 10-K Annual Report
For The Fiscal Year Ended December 31, 2012

In this Annual Report on Form 10-K, except as otherwise stated or the context otherwise requires, the terms “the Company,” “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1A.  “Risk Factors” and Item 7- “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.                  BUSINESS

Overview

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching” thereby lowering overall healthcare costs.  Catasys also offers the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

We have not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. We do not manufacture, distribute or sell any medications and have no relationship with any manufacturers or distributors of medications used in the PROMETA Treatment Progam. Only a treating physician can determine if the PROMETA Treatment Program or the OnTrak program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A “Risk Factors.”

We are incorporated under the laws of the State of Delaware and we changed our corporate name on March 17, 2011 from Hythiam, Inc. to Catasys, Inc. In connection therewith, the management of the Company determined that it was in the best interests of the Company to change the trading symbol of the Company’s common stock. Effective March 17, 2011, the common stock of the Company began trading under the symbol “CATS.”

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

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2010, an estimated 22.1 million Americans ages 12 and older were classified with substance dependence or abuse, of which only 2.6 million received treatment at a specialty substance abuse facility, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services.

We believe the best results in treating substance dependence can be achieved in programs such as our Catasys offering that integrate psychosocial and medical treatment modalities and provide longer term support.

Our Market

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

When considering substance dependence-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims.  The reality is that substance dependent individuals generally have overall poorer health and lower compliance, which leads to more expensive treatment for related, and even seemingly unrelated, co-occurring medical conditions. In fact, of total healthcare claims costs associated with substance dependence populations, the vast majority are medical claims and not behavioral treatment costs.

According to the U.S. Census Bureau in 2010, there were over 195 million lives in the United States covered by various private managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

Our Solutions: OnTrak and the PROMETA Treatment Program

OnTrak™

Our OnTrak integrated substance dependence solution combines evidence based medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat members with substance dependence to improve member health and lower the overall costs of these members. We believe the benefits of Catasys include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe OnTrak is the only program of its kind dedicated exclusively to substance dependence. The OnTrak substance dependence program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form key areas of expertise that we believe sets Catasys apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our OnTrak integrated substance dependence program includes the following components: member identification and engagement, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web based clinical information platform (eOnTrak).

We assist health plans to identify those members who incur significant costs and may be appropriate for enrollment into OnTrak. We then enroll targeted members into the Catasys program through direct mailings and telephonic outreach, and through referral through health plan sources. After enrollment/referral, our contracted specially trained network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak Relapse Prevention Program to help members develop improved coping skills and a recovery support network. Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals. We also link providers and care coaches to member information through our eOnTrak web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Early clinical and financial outcomes from the OnTrak program have been promising with OnTrak enrolled members achieving an average gross cost reduction of more than 50%. In addition, to date more than 80% of members who have remained eligible have been retained in the program.

PROMETA® Treatment Program

Our PROMETA Treatment Program is an integrated, physician-based outpatient addiction treatment program that combines three components–medical treatment, nutritional support and psychosocial therapy to help people address addiction to alcohol and stimulants (e.g. cocaine and methamphetamine).

Historically, the disease of addiction has been treated primarily through behavioral intervention, with fairly high relapse rates. The PROMETA Treatment Program can be initiated in three days, with a two-day follow-up treatment three weeks later. The initiation of treatment under PROMETA involves the oral and intravenous administration of pharmaceuticals in a medically directed and supervised setting. The medications used in the PROMETA Treatment Program have been approved by the Food and Drug Administration (FDA) for uses other than treatment of substance dependence. Treatment generally takes place on an outpatient basis at a properly equipped outpatient setting or clinic, or at a hospital or other in-patient facility, by physicians and healthcare providers who have licensed the rights to use our PROMETA Treatment Program. Following the initial treatment, our treatment program recommends that patients receive one month of prescription medication, nutritional supplements, nutritional guidelines designed to assist in recovery, and individualized psychosocial or other recovery-oriented therapy chosen by the patient in conjunction with their treatment provider.

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage substance dependent populations to improve health and reduce total healthcare costs associated with members with substance dependence. We intend to grow our business through increased adoption of our OnTrak integrated substance dependence solutions by managed care health plans, employers, unions and other third-party payors.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors;
●	Educating third-party payors on the disproportionately high cost of their substance dependent population;
●	Providing our Catasys integrated substance dependence solutions to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and
●	Generating outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.
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

OnTrak – Integrated Substance Dependence Solutions

According to the U.S. Census Bureau in 2010, there were over 195 million lives in the United States covered by various managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary OnTrak integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizing and high risk enrollees. Our OnTrak substance dependence programs include medical and psychosocial interventions, a proprietary web based clinical information platform and database, clinical algorithms, psychosocial programs and integrated care coaching services.

Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs. As a service delivery model, the OnTrak program can be modified to cover particular populations and provide for varying levels of service. In this way OnTrak can work with payors to identify, engage and treat a broader spectrum of patients struggling with substance dependence in a way that is consistent with payors’ business needs.

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

Managed Treatment Center

We currently manage one out-patient psychiatric and treatment practice located in Los Angeles, California (d/b/a the Center To Overcome Addiction.). We manage the business components of the treatment practice and license the PROMETA Treatment Program and use of the name and trademark in exchange for management and licensing fees under the terms of a full business service management agreement. The treatment center operates in an outpatient psychiatric office and offers the PROMETA Treatment Program as well as a full range of other behavioral health services on a private pay and insurance reimbursed basis. Under generally accepted accounting principles in the United States (GAAP), the revenues and expenses of the managed treatment center is included in our consolidated financial statements.

Self-pay Patients – Licensees

Another source of our revenues to date has been from license fees derived from the licensing of our PROMETA Treatment Program to physicians and other licensed treatment providers.  We plan to continue to provide licenses to our existing licensees for the treatment of substance dependencies using our PROMETA Treatment Program, but no longer seek new licensees or promote this program.  Due to the reduction in our emphasis and investment in the self-pay business, the number of licensees has substantially declined and we do not expect to expand this line of business at this time.

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

As of March 2013, we have contracts for our OnTrak program with one large physician group and five health plans.  We are enrolling patients under all of these contracts except for one that was signed in March 2013 and is expected to commence operations in the second quarter of this year.

We are currently marketing our OnTrak integrated substance dependence solutions to managed care health plans for reimbursement on a case rate, fee for service, or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

License and Management Services

To date, our license and management  services revenues has been derived from license fees for the use of the PROMETA Treatment Program in treating self-pay patients, and consolidation of self-pay patient revenues from our managed treatment center. Under our licensing agreements, we provide physicians and other licensed treatment providers access to our PROMETA Treatment Program. We receive a fee for the licensed technology, generally on a per patient basis. As of December 31, 2012, we had active licensing agreements with three treatment providers in three states. We do not anticipate entering into a significant number of additional licenses at this time.

As we mentioned above, we currently manage one out-patient psychiatric practice under a licensing agreement, located in Los Angeles, California. We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients. We provide services, which assist health plans to manage their substance dependence populations, and access to tools that physicians may use to treat their patients as they determine appropriate. The hospitals, licensed healthcare facilities and physicians that contract for the use of our technology own their facilities or professional licenses, and control and are responsible for the clinical activities provided on their premises. Patients receive medical care in accordance with orders from their attending physicians.  Licensed physicians with rights to use the PROMETA Treatment Program exercise their independent medical judgment in determining the use and specific application of our treatment programs, and the appropriate course of care for each patient.

Competition

Healthcare Services

Our OnTrak product offering focuses primarily on substance dependence and is marketed to health plans and other payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as Hummingbird, One Health Solutions, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions.  One Health Solutions, a behavioral change technology and social networking site for people in recovery, has conducted a pilot with a national health plan that purported to show a reduction in in-patient readmissions for substance dependence treatment and has reported a pilot with a large managed behavioral health organization that has exceeded expectations on duration and frequency of participant engagment.  We believe our product is the most comprehensive to focus exclusively on substance dependence and focus on the overall health and cost of members.

In addition, customers that managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs) frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence members from the population of utilization management programs that MBHOs offer.

We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments and engagement methodologies, and our unique technology platform will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

Once we contract with a third-party payor we outreach to eligible members to enroll them in our OnTrak program.  In this enrollment process we compete against numerous other providers of substance dependence treatment programs, facilities and providers for those members that elect to receive treatment for substance dependence (see Treatment Programs below).  We believe we provide members lower cost and more comprehensive solutions, but members may choose to receive care from other providers.  To the extent a member selects a different provider that is part of a health plan network of providers the cost of such treatment may be paid in whole or in part by our health plan customer.

License and Management Services

PROMETA Treatment Program

Our PROMETA Treatment Program focuses on licensing the PROMETA Treatment Program to treatment programs, including medical practices and treatment centers. We compete with many types of substance dependence treatment methods, treatment facilities and other service providers. Conventional forms of treatment for alcohol dependence are usually divided into the following phases:

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

Treatment Programs

There are over 13,500 facilities reporting to the SAMHSA that provide substance dependence treatment. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. Many of these traditional treatment programs have established name recognition, and their treatments may be covered in large part by insurance or other third party payors. Treatments using our PROMETA Treatment Program are not covered by insurance.

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

We have four issued U.S. patents for our PROMETA Treatment Program for the treatment of cocaine dependency, methamphetamine dependency, certain symptoms associated with alcohol dependence, and anxiety disorders. At this time we intend only to maintain these U.S. patents and certain international patents related to obsessive compulsive disorder.

Three of our issued U.S. patents will expire in 2023 and the fourth in 2028.

Trademarks

We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names on which we rely include the following:

●	OnTrak™;

●	eOnTrak™; and

●	PROMETA®.

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

Employees

As of December 31, 2012, we employed 32 full-time and 1 part-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Our Offices

Our principal executive offices are located at 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025 and our telephone number is (310) 444-4300.

Company Information

We are incorporated under the laws of the State of Delaware. We make our annual reports on Form 10-K, our proxy statements, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports available free of charge through links on our corporate website as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Our corporate website is located on the Internet at http://www.catasyshealth.com.  We have not incorporated by reference in this Annual Report on Form 10-K the information on, or accessible through, our website. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. As of December 31, 2012, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2012, cash and cash equivalents amounted to approximately $3.2 million. During the twelve-months ended December 31, 2012, our cash and cash equivalents used in operating activities amounted to $6.2 million. Although we have recently taken actions to decrease expenses, increase revenues, and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. As of March 28, 2013, we estimate that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital requirements into July 2013. Actual cash fees collected and expenses incurred may significantly impact this estimate. We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance and safety of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. Our success is dependent on our ability to enroll third-party payor members in our OnTrak programs. Large scale outreach and enrollment efforts have not been conducted and we may not be able to achieve the anticipated enrollment rates.

Our OnTrak Program may not become widely accepted, which could limit our growth.

Our ability to achieve further marketplace acceptance for our OnTrak Program may be dependent on our ability to contract with a sufficient number of third party payors and to demonstrate financial and clinical outcomes from those agreements. If we are unable to secure sufficient contracts to achieve recognition or acceptance of our OnTrak program or if our program does not demonstrate the expected level of clinical improvement and cost savings it is unlikely we will be able to achieve widespread market acceptance.

Disappointing results for our Catasys Program or failure to attain our publicly disclosed milestones, could adversely affect market acceptance and have a material adverse effect on our stock price.

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

There are approximately 13,500 facilities reporting to the SAMHSA that provide substance abuse treatment on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including MBHOs, HMOs, PPOs, third-party administrators and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments, and our unique technology platform will enable us to compete effectively. However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

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

We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While the litigation was resolved in our favor the plaintiff has indicated they will file an appeal of the verdict.  Further, we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the appeal and related litigation will ultimately be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. This could also divert management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could adversely affect our cash flows and financial results. Please see Item 3 - “Legal Proceedings” for more information.

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

As of December 31, 2012, we had net operating loss carryforwards (NOLs) of approximately $169 million for federal income tax purposes that will begin to expire in 2024. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock upon a conversion of notes, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our intellectual property

Confidentiality agreements with employees, licensees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, licensees, treating physicians, and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position. We have had several instances in which it was necessary to send a formal demand to cease and desist using our programs to treat patients due to breach of confidentiality provisions in our agreements, and in one instance have had to file a lawsuit to enforce these provisions.

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

Our PROMETA Treatment Program is not subject to approval by the FDA, and while the drugs incorporated in the PROMETA Treatment Program have been approved for other indications, they are not FDA approved for the treatment of alcohol or substance dependency. We have not sought, and do not intend to seek, FDA approval for the drugs as they are used in the PROMETA Treatment Program. It is possible that in the future the FDA could require us to seek FDA approval for the drugs as they are used in the PROMETA Treatment Program.

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

The federal anti-kickback law (the “Anti-Kickback Law”) prohibits, among other things, knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program. “Remuneration” is broadly defined to include anything of value, such as, for example, cash payments, gifts or gift certificates, discounts, or the furnishing of services, supplies, or equipment. The Anti-Kickback Law is broad, and it prohibits many arrangements and practices that are lawful in businesses outside of the health care industry.

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

All of our healthcare professionals who are subject to licensing requirements, such as our care coaches, are licensed in the state in which they provide professional services in person. While we believe our nurses provide coaching and not professional services, one or more states may require our healthcare professionals to obtain licensure if providing services telephonically across state lines to the state’s residents. Healthcare professionals who fail to comply with these licensure requirements could face fines or other penalties for practicing without a license, and we could be required to pay those fines on behalf of our healthcare professionals. If we are required to obtain licenses for our nurses in states where they provide telephonic coaching it would significantly increase the cost of providing our product.  In addition, new and evolving agency interpretations, federal or state legislation or regulations, or judicial decisions could lead to the implementation of out-of-state licensure requirements in additional states, and such changes would increase the cost of services and could have a material effect on our business.

Risks related to our common stock

Our common stock is thinly traded, and it is therefore susceptible to wide price swings.

Our common stock is traded on the OTC Bulletin Board under the symbol “CATS.” Thinly traded stocks are more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Approximately 72% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

327,500, 137,188,535 and 567,916 shares are beneficially held of record by Reserva Capital, LLC, Crede CG II, LLC (“Crede”) and Bonmore, LLC, respectively, whose sole managing member is our Chairman and Chief Executive Officer, which represents approximately 72% of our beneficial ownership. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 28, 2013, approximately 69 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, of which we have already received approval from our stockholders, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 28, 2013, we have outstanding options to purchase approximately 5,082,158 shares of our common stock and warrants to purchase approximately 111,038,270 shares of our common stock at prices ranging from $0.07 to $342.40 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

We have paid no cash dividends on our common stock to date, and we intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our Board of Directors.

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

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 28, 2013, we had outstanding warrants to purchase an aggregate of 111,038,270 shares of common stock at exercise prices ranging from $0.07 to $100.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Certain investors are parties to securities purchase agreements with the Company that would permit them to receive additional shares of our common stock upon a reverse stock split, which could cause substantial dilution to our then-existing stockholders.

The Company has entered into securities purchase agreements with several investments that provide that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the securities purchase agreement (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of common stock (the “Adjustment Shares"). In the event that the Company issues such Adjustment Shares this could cause substantial dilution to our then-existing shareholders. This provision could also make it more difficult to obtain financing.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.                  PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2012, is set forth below:

Location	Use	Approximate Area in Square Feet
11150 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	10,700

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 10,700 square feet. In December 2010, we amended and extended the lease for three years. Our base rent is currently approximately $36,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 28, 2013, totaling approximately $320,000. Concurrent with the three year extension, the Board of Directors approved a sublease of approximately one-third of the office space to Xoftek, Inc. an affiliate of our Chairman and Chief Executive Officer. Xoftek, Inc. will pay the Company pro-rata rent during the three-year lease period.

We have a related party receivable from Xoftek, Inc. in the amount of $173,000 as of December 31, 2012, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

We believe that the current office space is adequate to meet our needs.

ITEM 3.                  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of the date of this Annual Report on Form 10-K, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.  We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012.  Plaintiffs filed a notice of appeal on December 10, 2012.  On March 26, 2013, Plaintiffs filed their opening brief in the Court of Appeal. The Company’s response will be due on April 26, 2013 unless it requests an extension.  The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

ITEM 4.                  MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “CATS.” The following table sets forth below, for the periods indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board.

	Closing Sales Price
2012	High	Low
4th Quarter	$0.16	$0.11
3rd Quarter	0.24	0.13
2nd Quarter	0.30	0.15
1st Quarter	0.30	0.20

	Closing Sales Price
2011	High	Low
4th Quarter	$0.56	$0.19
3rd Quarter	0.50	0.20
2nd Quarter	3.20	0.40
1st Quarter	4.40	2.00

Stockholders

As of March 28, 2013, there were approximately 112 stockholders of record of our 120,811,273 outstanding shares of common stock.

Dividends

We have never declared or paid any dividends. We may, as our Board of Directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

Unregistered Sales of Securities

In November 2012, we issued 12,500 restricted shares of common stock to a consultant for investor relation services to be performed beginning November 2012 and ending May 2013. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving any public offering.

Issuer Purchase of Equity Securities

None.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning  factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1.A - “Risk Factors.”

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We also offer the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that offers the PROMETA Treatment Program, as well as other treatments for substance dependencies.

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

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors;
●	Educating third-party payors on the disproportionately high cost of their substance dependent population;
●	Providing our Catasys integrated substance dependence solutions to third-party payors for reimbursement on a case rate or monthly fee; and
●	Generating outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand. Our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs and that improve patient care while controlling overall treatment costs.

As of March 2013, we are in contact with organizations representing approximately 13.7 million covered lives.  We consider the process to have moved to a second stage when we are asked to perform data analysis for the prospect organization or the prospect organization has asked for a formal proposal.  We are currently in the data analysis/proposal phase or further with organizations representing approximately 3 million covered lives.  As noted in more detail below, the fact that we have moved into the second phase or beyond with a prospect organization provides no assurance that we will ultimately enter into a contract with such prospect.  Even if contracts are entered into with such organizations, there is no assurance that a substantial number, or even a significant number, of their covered lives would enroll in our programs.  The sales cycle with respect to the execution of such contracts is a fairly long one and there may be substantial delays at any point in the process.  Further, organizations may decide to not move forward at any time and we may remove an organization from the pipeline if we feel that we are unlikely to make future progress towards a contract or that our limited sales resources are better employed on other prospects.  Even if we advance to what we may consider to be the final stages, including contract negotiations, things may happen to delay or prevent the execution of such contracts.

We currently have contracts with organizations covering approximately 500,000 lives, excluding the contract we signed in March with a national health plan.  The number of covered lives included in the contracts we have signed varies on a month to month basis, sometimes substantially, due to changes in members’ program eligibility status, members’ coverage and changes in the number and/or composition of health plan customers.  We estimate that in order for us to break even on a cash flow basis, we will need to have contracts with organizations covering approximately 1,500,000 lives.  Based on projected enrollment rate of 20% this would be expected to result in having approximately 1,500 enrollees at full projected enrollment which is expected no less than a year after enrollment commences.  This assumption is based on our generating our current standard pricing of $8,500 in annual fees per enrollee in the form of monthly fees.  Not all of our contracts pay us on our standard monthly fee basis.  Other fee arrangements include payment per member visit to our network providers and case rates upon enrollment.  These fee arrangements may result in fees being billed significantly faster or slower than they would be under our standard monthly fee arrangements, which could significantly impact the number of enrollees needed to break even.  In some of our contracts we are required to pay all or a portion of our fees back in the event that the total cost of our enrolled members does not decrease by at least the amount of our fees.   In addition, some of our contracts require us to refund a portion of our fees to the extent that members do not remain enrolled in the program for some length of time, but in no event greater than one year.  Our assumptions on costs are based largely on our historical costs to date and estimated future utilization by enrolled members.  However, due to the limited amount of history that we have had with enrollees (primarily less than a full year) it is uncertain whether our experience to date will necessarily be predictive of the actual costs in the future.  Accordingly, any reduction in fees, the inability to achieve a 20% enrollment rate, the inability to generate incentive fees based on reducing members’ overall costs, inability to keep members enrolled, or increase in the cost of services could adversely impact these break-even projections.  In addition, should our overhead unrelated to the cost of servicing enrollees increase, our break-even point would also be adversely impacted.  For example, an increase in our marketing and promotional budget in an effort to accelerate the contract enrollment process, lower than expected enrollment rates or higher than expected costs to build our provider networks and such similar expenses could adversely impact the break-even projections.  There is no assurance that we will ever generate enough fees to generate a positive cash flow.  See “Risks related to our business” under the “Risk Factors” section for more information.

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

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the year ended December 31, 2012 and 2011.

Summary financial information for our two reportable segments is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years:

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Audited

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2012	2011
Revenues
Healthcare services revenues	$375	$24
License and management services revenues	166	243
Total revenues	541	267

Operating expenses
Cost of services	816	571
General and administrative	8,341	11,145
Impairment losses	656	267
Depreciation and amortization	289	349
Total operating expenses	10,102	12,332

Loss from operations	(9,561)	(12,065)

Interest and other income	-	4
Interest expense	(4,811)	(3,189)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liability	2,724	7,186
Loss before provision for income taxes	(11,648)	(8,105)
Provision for income taxes	(5)	14
Net Loss	$(11,643)	$(8,119)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.20)	$(0.44)

Weighted number of shares outstanding*	57,801	18,439

* The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on September 6, 2011.

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the twelve months ended December 31, 2012 amounted to $11.6 million compared with $8.1 million for the twelve months ended December 31, 2011. Overall, the loss from operations increased by $3.5 million for the fiscal year ended December 31, 2012. The increase was primarily due to a smaller gain on change in fair value of warrant liabilities during 2012, an increase in interest expense related to our 2012 financings, offset by a decrease in operating expenses and an increase in revenue during 2012.  General and administrative expenses decreased by $2.8 million for the fiscal year ended December 31, 2012, as we continued to streamline operations during 2011 and 2012. In addition, we recorded impairment charges totaling $656,000 related to intellectual property underlying the PROMETA Treatment Program.

In 2012, we continued to focus our attention on our healthcare services segment and repositioning ourselves in the marketplace.  As a result, our revenues increased by $274,000 mostly from the revenue related to our healthcare services segment.

Included in the loss from operations before provision for taxes, were consolidated non-cash charges for depreciation and amortization expense of $289,000 and $349,000, and share-based compensation expense of $2.2 million and $4.4 million, for the years ended December 31, 2012 and 2011, respectively.

In 2012, our loss before provision for income taxes included a $2.7 million increase in the fair value of warrants compared with a $7.2 million increase in 2011.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Twelve Months Ended
(In thousands)	December 31,
	2012	2011

Healthcare Services	$(9,752)	$(6,450)
License & Management services	(1,896)	(1,655)
Loss from continuing operations before
provision for income taxes	$(11,648)	$(8,105)

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2012 and 2011:

	Twelve Months Ended
(in thousands)	December 31,
	2012	2011

Revenues	$375	$24

Operating Expenses
Cost of healthcare services	$563	$347
General and administrative expenses
Salaries and benefits	5,354	7,690
Other expenses	2,111	2,396
Depreciation and amortization	12	5
Total operating expenses	$8,040	$10,438

Loss from operations	$(7,665)	$(10,414)
Interest and other income	-	4
Interest expense	(4,811)	(3,185)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liabilities	2,724	7,186
Income/(loss) before provision for income taxes	$(9,752)	$(6,450)

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Revenues

As of December 2012, five OnTrak Program contracts were operational.  Recognized revenue increased by $351,000, or 1463% for the period ended December 31, 2012, compared with the same period in 2011.  Most of the revenue related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment.  Deferred revenue was $278,000 as of December 31, 2012, which if we were able to recognize would have increased revenue by $629,000, or 2521%, compared with the same period in 2011.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrator for processing these claims.  The increase in these costs reflects the increase in enrolled members being serviced under our OnTrak program.

General and Administrative Expenses

General and administrative expense decreased to $7.5 million for the year ended December, 31, 2012, compared with $10.1 million for the same period in 2011. Total general and administrative expense decreased by $2.6 million in 2012 when compared with 2011. The decrease was due to reductions in all expense categories, and primarily due to salaries and benefits and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our healthcare services segment.

Interest Expense

Interest expense for the year ended December 31, 2012 increased by $1.6 million compared with the same period in 2011 due to the multiple financings that occurred during 2012 and the secured convertible promissory note that was converted into common stock at the end of 2011.

Loss on Debt Extinguishment

In April 2010, the holder of certain claims against us in the amount of $1,005,000, due for services provided to us which had not been paid, filed a complaint against us in California state court. On April 8, 2010, the court approved our settlement of the complaint in exchange for issuing 125,000 shares of our common stock pursuant to Section 3(a)(10) of the Securities Act of 1933 as amended. In accordance with the approved settlement the number of shares is subject to adjustment 180 days subsequent to the issuance of the shares.  Pursuant to the terms of the agreement, the number of shares were adjusted and 15,125 shares were subsequently issued, which resulted in a loss on settlement of claims in the amount of $41,000, for the year ended December 31, 2011.  There was no such loss for the year ended December 31, 2012.

Change in Fair Value of Warrant Liabilities

We issued warrants to purchase common stock in November 2007, July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, and December 2012, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $2.7 million for the year ended December 31, 2012, compared with a net gain of $7.2 million for the same period in 2011.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was insignificant for the years ended December 31, 2012 and 2011, respectively.

License and Management Services

The following table summarizes the operating results for license and management services for the years ended December 31, 2012 and 2011:

(In thousands, except patient treatment data)	Twelve months ended
	December 30,
	2012	2011
Revenues
U.S. licensees	$14	$61
Managed treatment center	152	182
Total license and management revenues	$166	$243

Operating expenses
Cost of license and management services	$254	$222
General and administrative expenses
Salaries and benefits	587	662
Other expenses	288	399
Impairment losses	656	267
Depreciation and amortization	277	344
Total operating expenses	$2,062	$1,894

Loss from operations	$(1,896)	$(1,651)
Interest expense	-	(4)
Loss before provision for income taxes	$(1,896)	$(1,655)

PROMETA patients treated
U.S. licensees	5	15
Managed treatment center	3	5
	8	20

Average revenue per patient treated (a)
U.S. licensees	$2,730	$4,060
Managed treatment center	4,333	6,700
Overall average	3,331	4,720

(a) The average revenue per patient treated excludes administrative fees and other non-PROMETA patient revenues.

Year Ended December 31, 2012 Compared With Year Ended December 31, 2011

Revenues

Revenue decreased by $77,000 for the year ended December 31, 2012 compared with the same period in 2011, primarily due to reductions in revenues related to the PROMETA treatment program caused by our continued focus on managed care opportunities in our healthcare services segment. We reduced personnel in our licensing operations, decreased promotional expenses, and curtailed our managed treatment center operations. These actions resulted in a decline in licensed sites contributing to revenue and in the number of patients treated. The number of licensed sites that contributed to revenues in 2012 decreased from 6 to 3 and the number of patients treated with the PROMETA Treatment Program decreased by 60% in 2012 compared with 2011. The change in average revenue per patient treated at US licensed sites and the managed treatment center was immaterial between 2012 and 2011.

Cost of License and Management Services

Cost of license and management services consists of royalties we pay for the use of the PROMETA Treatment Program, and costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The costs of license and management services remained consistent between 2012 and 2011.

General and Administrative Expenses

General and administrative expense amounted to $875,000 million for the year ended December 31, 2012, compared with $1.1 million for the same period in 2011. The decrease was due to reductions in all expense categories, and primarily due to salaries and benefits, rent, and outside services, resulting from the continued streamlining of operations to focus on managed care opportunities in our healthcare services segment.

Impairment Losses

For the period ended December 31, 2012, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based upon an eight-year revenue projection and other assumptions. We recorded impairment charges totaling $656,000 related to intellectual property related to the PROMETA Treatment Program that is currently non-revenue generating. There were $267,000 in impairment charges related to intellectual property recorded for the year ended December 31, 2011.

At December 31, 2012 and 2011, respectively, there were no impairment charges related to property, plant, and equipment.

Interest Expense

Interest expense for the year ended December 31, 2012 and 2011, respectively was immaterial.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 28, 2013, we had a balance of approximately $1.6 million cash on hand. We had working capital deficit of approximately $376,000 at December 31, 2012 and have continued to deplete our cash position subsequent to December 31, 2012. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into July 2013, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need to obtain additional capital and while we are currently in discussions with our existing shareholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In April 2012, we entered into securities purchase agreements with several investors, including Crede CG II, Ltd. (“Crede”), an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, and David Smith, one of our affiliates, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock, and warrants to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share, for an aggregate gross proceeds of approximately $3,430,000.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the securities purchase agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock, at an exercise price of $0.16 per share, for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of common stock, and warrants to purchase an aggregate of 17,190,000 shares of common stock, at an exercise price of $0.10 per share, for an aggregate gross proceeds of approximately $1.7 million.

In December 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 47,121,432 shares of common stock, and warrants to purchase an aggregate of 47,121,432 shares of common stock, at an exercise price of $0.07 per share, for an aggregate gross proceeds of approximately $3.3 million.

We have a related party receivable from Xoftek, Inc., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $173,000 at December 31, 2012, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma and Louisiana. In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment in the second quarter of 2013.  We have begun to generate fees from the launched programs, increased fees in 2012 compared to the prior year both in aggregate and on a quarterly basis, and expect to increase enrollment and fees throughout 2013.  However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  These reductions have been offset by increased expenditures related to contract implementations. We anticipate increasing the number of personnel and incurring additional operating costs throughout 2013 to service our contracts as they become operational. We have continued to focus on promoting our OnTrak program.

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

Cash Flows

We used $6.2 million of cash for continuing operating activities during the year ended December 31, 2012 compared with $6.8 million in 2011.  Significant non-cash adjustments to operating activities for the year ended December 31, 2012, included amortization of debt discount and issuance costs of $4.8 million, share-based compensation expense of $2.2 million, offset by fair value adjustment on warrant liability of $2.7 million.

Capital expenditures for the year ended 2012 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $8.5 million year ended December 31, 2012, compared with net cash provided by financing activities of $3.0 million for the year ended December 31, 2011. Cash provided by financing activities for the twelve months ended December 31, 2012 consisted of the net proceeds from the securities offerings in April 2012, May 2012, September 2012, and December 2012, leaving a balance of $3.2 million in cash and cash equivalents at December 31, 2012.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow during 2013 as we continue to service our executed contracts.  We expect our current cash resources to cover expenses into July 2013, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need to obtain additional capital and while we are currently in discussions with our existing shareholders regarding additional financing, there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.  If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief.  If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Bridge Financing

In August 2011, we entered into a securities purchase agreement with Crede, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant. As described below, the August 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

In October 2011, we entered into a securities purchase agreement with David Smith, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant.  As described below, the October 2011 Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On November 2, 2011, we entered into the November 2, 2011 Amended and Restated Bridge Notes pursuant to which we amended and restated the secured convertible notes with each of Crede and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively.  In connection therewith, we issued the November 2, 2011 Bridge Warrants.  As described below, the November 2, 2011 Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 15, 2011, we entered into the November  15, 2011 Amended and Restated Bridge Notes pursuant to which we further amended and restated the secured convertible notes with Crede and David Smith to increase the outstanding principal amount under the November 2, 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively. In connection therewith, we issued the November 15, 2011 Bridge Warrants. As described below, the November 15, 2011 Amended and Restated Bridge Notes were subsequently amended and on December 27, 2011, converted into common stock.

On November 30, 2011, we entered into the November 30, 2011 Amended and Restated Bridge Note pursuant to which we further amended and restated the secured convertible note with Crede to increase the outstanding principal amount under the November 15, 2011 Amended and Restated secured convertible note by $235,000. In connection therewith, we issued the November 30, 2011 Bridge Warrant. As described below, the November 30, Amended and Restated Bridge Note was subsequently amended and on December 27, 2011, converted into common stock.

On December 8, 2011, we entered into the Smith Third Amended and Restated Bridge Note and the Crede Fourth Amended and Restated Bridge Note to increase the outstanding principal amount under the outstanding notes to each of Crede and David Smith to $45,000 and $155,000, respectively. In connection therewith, we issued the December 2011 Bridge Warrants.  As described below, the Smith Third Amended and Restated Bridge Note and the Crede Fourth Amended and Restated Bridge Note converted into common stock on December 27, 2011.

As described above, in connection with the December 2011 offering, Crede and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. As a result, Crede and David Smith received 4,946,495 and 4,069,435 shares, respectively.  In connection with the December 2011 offering, the previous warrants issued to each of Crede and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 offering qualified as a Qualified Financing.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the impairment assessments for intangible assets, and estimation of the fair value of warrant liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. Based on the 2012 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for 2012 and 2011 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status in 2012.

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

During the twelve months ended December 31, 2012, we did not acquire any new intangible assets and as of December 31, 2012, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. At December 31, 2011, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based on the five-year revenue projections and other assumptions. We recorded impairment charges totaling $267,000 related to intellectual property for additional indications for the use of the PROMETA Treatment Program that is currently non-revenue generating. For the year ended December 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. We also revisited our intentions to continue doing business internationally and concluded that we will not be pursing any international opportunities at this time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.  In addition, we concluded that the carrying value of certain intellectual property did not exceed their fair market value and recorded an additional impairment charge of $467,000.  As such, for the year ended December 31, 2012, we recorded total impairment charges of $656,000, compared to $267,000 for the same period in 2011.

Warrant Liabilities

We issued warrants to purchase common stock in November 2007, July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, and December 2012, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $2.7 million for the year ended December 31, 2012, compared with a net gain of $7.2 million for the same period in 2011.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amended ASC 820, “Fair Value Measurements” (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles—Goodwill and Other – Goodwill”. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

Evaluation of Disclosure Controls and Procedures

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation our principal executive officer and our principal financial officer have concluded that, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.                  OTHER INFORMATION

On March 27, 2013, we entered into a new employment agreement with Ms. Etzel. Effective January 1, 2013, the employment agreement has a term of two (2) years, after which Ms. Etzel will be employed on an at-will basis. Under the terms of her employment agreement, Ms. Etzel is entitled to an annual base salary of $150,000 and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company.

The employment agreement may be terminated by the Company at any time, with or without Good Cause (as such term is defined in the employment agreement). If the Company terminates the employment with Good Cause or if Ms. Etzel resigns, the Company will pay Ms. Etzel her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination and all of her unvested option will terminate. If the Company terminates the employment without Good Cause, Ms. Etzel will be entitled to her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination, all of her unvested stock options will vest immediately and the Company will continue to pay Ms. Etzel her base salary for a period of three (3) months after the termination date. In addition, Ms. Etzel will be entitled to COBRA continuation coverage for a period of three (3) months from the termination date.

Ms. Etzel’s employment agreement also includes covenants to keep certain information confidential and not to solicit employees and customers for a period of two (2) years after Ms. Etzel is no longer employed by the Company.

Under the terms of this agreement, Ms. Etzel is also entitled to certain fringe benefits such as medical, dental, vision, life and disability insurance and 401(k) benefits.

The foregoing description of the employment agreement is not complete and is subject to, and qualified in its entirety by, the full text of the employment agreement with Ms. Etzel, a copy of which is filed as Exhibit 10.41 to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at December 31, 2012.  Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors.  Each current director is serving a term that will expire at the Company's next annual meeting.  There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	53	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	43	Director, President and Chief Operating Officer	2003

Susan E.Etzel	39	Chief Financial Officer	2011

Andrea Grubb Barthwell, M.D.	58	Director, Chair of the Compensation Committee, Member of the Audit Committee, and Member of the Nominations and Governance Committee	2005

Kelly J. McCrann	57	Director, Chair of the Nominations and Governance Committee, Member of the Audit Committee, Member of the Compensation Committee	2010

Jay A. Wolf	40	Lead Director, Chair of the Audit Committee, Member of the Nominations and Governance Committee, Member of the Compensation Committee	2008

Terren S. Peizer is the founder of our Company and has served as our Chief Executive Officer and Chairman of our Board of Directors since our inception in February 2003.  Since September 2009, he has served as the Managing Director of Crede Capital Group, LLC, an industry leader in investing in micro and small capitalization equities.  He has served on the board of Xcorporeal, Inc. since August 2007 and was executive chairman until October 2008. Mr. Peizer has been the largest beneficial stockholder and has held various senior executive positions with several technology and biotech companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, formulating business and financial strategies, and investor relations. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Richard A. Anderson has served as  a director since July 2003 and as a member of our management team since April 2005.  He has been our President and Chief Operating Officer since July 2008. He has twenty years of experience in business development, strategic planning, operations, and financial management, more than a decade of that in the healthcare field. He was the chief financial officer of Clearant, Inc., a bio-services company, from November 1999 until March 2005, and served as a director from November 1999 to March 2006.  Mr. Anderson was previously a director and founding member of PriceWaterhouseCoopers LLP’s, Los Angeles office transaction support group, where he was involved in operational and financial due diligence, valuations and structuring for high technology companies. He received a B.A. in Business Economics from University of California, Santa Barbara.

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

Andrea Grubb Barthwell, M.D., F.A.S.A.M., has served as a director since 2005. Since 2005, Dr. Barthwell has been the founder and Chief Executive Officer of the global health care and policy-consulting firm EMGlobal LLC and Director at Two Dreams Outer Banks Treatment Center.  President George W. Bush nominated Dr. Barthwell in December 2001 to serve as Deputy Director for Demand Reduction in the Office of National Drug Control Policy (ONDCP).  The United States Senate confirmed her nomination on January 28, 2002.  As a member of the President's sub-cabinet, Dr. Barthwell was a principal advisor in the Executive Office of the President (EOP) on policies aimed at reducing the demand for illicit drugs.  Following post-graduate training at the University of Chicago and Northwestern University Medical Center, she began her practice in the Chicago area.  Dr. Barthwell served as President of the Encounter Medical Group (EMG, an affiliate of EMGlobal), was a founding member of the Chicago Area AIDS Task Force, hosted a weekly local cable show on AIDS, and is a past president of the American Society of Addiction Medicine.  She is also a member of Treatment Partners LLC.  Dr. Barthwell received the Betty Ford Award, given by the Association for Medical Education and Research in Substance Abuse and has been named by her peers as one of the "Best Doctors in America" in addiction medicine. Dr. Barthwell has an extensive knowledge of the behavioral healthcare industry and of federal policy and funding priorities.  Dr. Barthwell received a Bachelor of Arts degree in Psychology from Wesleyan University, where she serves on the Board of Trustees, and a Doctor of Medicine from the University of Michigan Medical School.

Kelly J. McCrann has served as a director of the Company since December 9, 2010. Mr. McCrann has over 30 years of experience managing and operating healthcare companies. Since March 2012, Mr. McCrann has served as the Chief Executive Officer of AdvoServ., a healthcare services company.  From July 2011 to February 2012, Mr. McCrann served as the CEO of Crescent Healthcare, Inc., a provider of intravenous immune globulin therapy to patients with chronic disorders.  Mr. McCrann served as Chairman and Chief Executive Officer of Xcorporeal, Inc., a medical device company from October 2008 to March 2010. Mr. McCrann was responsible for product development, strategic partnerships and facilitating the sale of the company.  From June 2007 through September 2008, Mr. McCrann served as President of Dental Operations of HealthMarkets Inc.   Previously, he served as Senior Vice President of DaVita Inc., from March 2006 to May 2007, where he was responsible for all home based renal replacement therapies for the United States' second largest kidney dialysis provider. Prior to that, Mr. McCrann was the Chief Executive Officer and President of PacifiCare Dental and Vision, Inc and has held executive positions at Professional Dental Associates, Inc., Coram Healthcare Corporation, HMSS, Inc. and American Medical International and began his career as a consultant with McKinsey & Company.   Mr. McCrann currently serves on the board of directors of Loma Linda University Medical Center and Sound Surgical Technologies, Inc. He is a former director of Fempartners, Inc., Nepho Plus, Inc., OrthoSynetics, Inc. and Xcorporeal, Inc.  Mr. McCrann is a graduate of University of California, Los Angeles and the Harvard Business School.

Jay A. Wolf, Mr. Wolf is currently a Managing Member of Juniper Capital Partners, LLC, a Merchant Bank focused on investing in distressed assets. From October 2009 until December of 2010, Mr. Wolf served as the principal of Wolf Capital LP, an investment advisory firm focused on small cap public companies. From November 2003 until September 2009, Mr. Wolf was a partner at Trinad Capital LLC, an activist hedge fund focused on micro-cap public companies. During his work at Trinad, Mr. Wolf assisted distressed and early stage public companies through active board participation, the assembly of management teams and business and financial strategies. Prior to his work at Trinad, Mr. Wolf served as executive vice president of Corporate Development for Wolf Group Integrated Communications Ltd. Prior to that, Mr. Wolf worked at Canadian Corporate Funding, Ltd., a Toronto-based merchant bank as an analyst in the firms senior debt department and subsequently for Trillium Growth Capital, the firms venture capital fund. Mr. Wolf is our lead independent director and also serves as the Chairman of our Audit Committee. Mr. Wolf is the Executive Chairman of IndiePub Entertainment, Inc. (IPUB). He is a former director of Asianada, Inc., ProLink Holdings Corp., Mandalay Media, Inc., Atrinsic, Inc., Shells Seafood Restaurants, Inc., Optio Software, Inc., Xcorporeal Operations, Inc., Zane Acquisition I, Inc., Zane Acquisition II, Inc., Starvox Communications, Inc. and Noble Medical Technologies, Inc.  Mr. Wolf is also a member of the board of governors of Cedars-Sinai Hospital.  Mr. Wolf was Chief Operating Officer and Chief Financial Officer of Starvox Communications, Inc. from March 2005 to March 2007.On March 26, 2008, StarVox Communications, Inc. filed a voluntary petition for liquidation under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of California, San Jose.  Shells Seafood Restaurants, Inc., a company for which Mr. Wolf formerly served as a director, filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida, Tampa Division, on September 2, 2008.  Mr. Wolf received his B.A from Dalhousie University.  Mr. Wolf’s broad range of investment and operations experience, which includes senior and subordinated debt lending, private equity and venture capital investments, mergers and acquisitions advisory work and public equity investments, equip him with the qualifications and skills to serve on our board of directors.

Involvement in certain legal proceedings

Other than as set forth in Mr. Wolf’s biography above or in “Item 3 - Legal Proceedings,” none of our directors or executive officers has during the past ten years:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners have been complied except for the following: one Form 4 report was not timely filed by Terren Peizer as to one transaction, and one Form 4 report was not timely filed by David Smith as to one transaction.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions.  Our code of ethics is listed hereto as Exhibit 14.1 and is accessible on our website at http://www.catasyshealth.com.  Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment waiver.

Independence of the Board of Directors

Our common stock is traded on the OTC Bulletin Board. The Board of Directors has determined that a majority of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Mr. Wolf, Mr. McCrann, and Dr. Barthwell are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

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

Nominations and governance committee

The nominations and governance committee consists of up to three directors who are independent as defined by the NASDAQ rules. The committee consists of Mr. McCrann, Mr. Wolf, and Dr. Barthwell, and did not hold any meetings during 2012. The committee nominates new directors and periodically oversees corporate governance matters.

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

Compensation committee

The compensation committee consists of three directors who are independent as defined by the NASDAQ rules. The committee consists of Dr. Andrea Grubb Barthwell (chairman) and Mr. Jay Wolf, and did not hold any meetings during 2012. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 2011 and 2012 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2012 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($) (1)	Option Awards (2)	All Other Compen- sation ($) (3)	Total ($)

Terren S. Peizer,	2012	450,000	-	17,614	467,614
Chairman & Chief	2011	450,000	-	12,348	462,348
Executive Officer

Richard A. Anderson,	2012	365,269	-	31,338	396,607
President and	2011	355,560	-	26,816	382,376
Chief Operating Officer

Etzel, Susan	2012	150,000	-	-	150,000
Chief Financial Officer	2011	115,000	12,027	-	127,027

(1)	Mr. Peizer, Mr. Anderson, and Ms. Etzel deferred part of their salary for the 2012 and 2011 year.
(2)	Ms. Etzel was granted 16,250 options during 2011 with a fair-value of $12,027. No equity awards were granted during the 2012 year.
(3)	Includes group life insurance premiums, medical benefits, and parking for each officer.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renewed for an additional five years upon completion of the initial term. Mr. Peizer currently receives an annual base salary of $450,000 in 2012 and 2011, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes.  There were no options granted to Mr. Peizer during 2012 or 2011.  All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson effective April 19, 2005, as amended on July 16, 2008.  Mr. Anderson’s agreement renewed for an additional four year term in 2010.  Mr. Anderson currently receives an annual base salary of $365,269 in 2012 and $355,560 in 2011, with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2012 or 2011.  All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

Ms. Susan Etzel, our Chief Financial Officer, has been employed by the Company on an “at-will” basis since in July 2011 with an annual salary of $150,000.  In May 2011, Ms. Etzel was granted options to purchase 16,250 shares of our common stock at an exercise price of $0.80 per share, the fair market value on the date of the grant, vesting monthly over three years with a one year cliff and monthly thereafter, effective from the date of the grant.

On March 27, 2013, we entered into a new employment agreement with Ms. Etzel. Effective January 1, 2013, the employment agreement has a term of two (2) years, after which Ms. Etzel will be employed on an at-will basis. Under the terms of her employment agreement, Ms. Etzel is entitled to an annual base salary of $150,000 and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company.

The employment agreement may be terminated by the Company at any time, with or without Good Cause (as such term is defined in the employment agreement). If the Company terminates the employment with Good Cause or if Ms. Etzel resigns, the Company will pay Ms. Etzel her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination and all of her unvested option will terminate. If the Company terminates the employment without Good Cause, Ms. Etzel will be entitled to her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination, all of her unvested stock options will vest immediately and the Company will continue to pay Ms. Etzel her base salary for a period of three (3) months after the termination date. In addition, Ms. Etzel will be entitled to COBRA continuation coverage for a period of three (3) months from the termination date.

Ms. Etzel’s employment agreement also includes covenants to keep certain information confidential and not to solicit employees and customers for a period of two (2) years after Ms. Etzel is no longer employed by the Company.

Under the terms of this agreement, Ms. Etzel is also entitled to certain fringe benefits such as medical, dental, vision, life and disability insurance and 401(k) benefits.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Terren S. Peizer	25,000	-	$12.32	09/29/13
	11,500	-	12.32	02/07/18
	13,500	-	12.32	06/20/18
	23,975	-	19.36	10/27/19
	1,485,000	-	1.76	12/06/20
	1,558,975	-

Richard A. Anderson	3,000	-	11.20	09/29/13
	6,375	-	11.20	04/28/15
	625	-	11.20	07/27/16
	7,325	-	11.20	02/07/18
	8,613	-	11.20	06/20/18
	12,450	-	17.60	10/27/19
	1,485,000	-	1.60	12/06/20
	1,523,388	-

Susan Etzel	8,574	7,676	0.800	05/24/21

(1)	Options granted in May 2011 have a one-year cliff, with one-third vesting on the first anniversary and the remainder over the next 24 months.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2012.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $16,000.  If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,717,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $48,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum of $545,000 based upon one year's salary plus the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one year, with a value equal to $30,000.

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

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $818,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary.  In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $45,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2012. Except as set forth in the table, during 2012, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option
	awards ($)
Name	(1)	Total
Andrea Barthwell, MD	90,947	90,947
Jay Wolf	99,190	99,190
Kelly McCran	121,122	121,122

Notes to director compensation table:

(1)
Amounts reflect the compensation expense recognized in the Company's financial statements in 2012 for non-employee director stock options granted in 2012 and in previous years, in accordance with FASB accounting rules. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements in this report for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards by non-employee directors as of December 31, 2012, were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding	outstanding
Andrea Grubb Barthwell, MD	282,500	$953,350
Jay Wolf	282,500	619,071
Kelly McCrann	270,000	304,897
	835,000	$1,877,318

There were a total of 835,000 stock options granted to non-employee directors outstanding at December 31, 2012, with an aggregate grant date fair value of $1,877,318, the last of which will vest in December 2013. There were no options granted during 2012 and 2011.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2012.

	(a)	(b)	( c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	117,152,583	$0.30	12,595,477

Equity compensation plans not approved by security holders	-		-

Total	117,152,583	$0.30	12,595,477

1) These plans consist of 5,082,158 outstanding options and 112,070,425 outstanding warrants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2013 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.  We deem shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2013 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 120,761,373 shares of common stock outstanding on March 28, 2013.

Name of beneficial owner (1)	Common stock beneficially owned (2)	Options & warrants exercisable (3)	Total common stock beneficially owned	Percent of class (3)	Calc Percent of class (3)	Adjusted shares
Directors and Named Executive Officers:
Terren S. Peizer (4)	67,667,351	70,416,600	138,083,951	72.2%	72.2%	191,227,873
Richard A. Anderson (5)	-	1,523,388	1,523,388	1.2%	1.2%	122,334,661
Susan Etzel (6)	-	9,476	9,476	*	*	120,820,749
Andrea Barthwell, M.D. (7)	-	282,500	282,500	*	*	121,093,773
Kelly McCran (8)	-	195,000	-	*	*	121,006,273
Jay A. Wolf (9)	1,208,177	282,500	1,490,677	1.2%	1.2%	121,093,773
Five Percent or More Beneficial Owners:
Dave E. Smith (10)	31,440,709	29,591,858	61,032,567	40.6%	40.6%	150,403,131

* Less than 1%
All directors and named executive officers as a group (6 persons)	68,875,528	72,709,464	141,389,992	73.1%		193,520,737.00

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11150 Santa Monica Boulevard, Suite 1500, Los Angeles, California 90025.
(2)
The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On March 28, 2013, there were 120,811,273 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 28, 2013, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)
Consists of  warrants to purchase 68,857,625 shares of common stock, and options to purchase 1,558,975 shares of common stock. 327,500, 66,771,935 and 567,916 shares are held of record by Reserva Capital LLC, Crede CG II Ltd. and Bonmore, LLC, respectively, where Mr. Peizer serves as Managing Director and may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 1,523,388 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 9,476 shares of common stock, which are exercisable within the next 60 days.
(7)	Includes options to purchase 282,500 shares of common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 195,000 shares of common stock, which are exercisable within the next 60 days.
(9)	Consists of options to purchase 282,500 shares of common stock held by Jay Wolf. Family members, David Wolf and Mary Wolf, hold 51,717 shares and 129,292 shares, respectively.
(10)
Based solely on a schedule 13D/A filed by David E. Smith with the SEC on December 10, 2012. Consists of warrants to purchase 29,591,858 shares of common stock, which are exercisable within the next 60 days.  The address for Mr. Smith is c/o Coast Asset Management, LLC, 11150 Santa Monica Blvd, Suite 1400, Los Angeles, CA 90025.

ITEM 13.                  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Either the audit committee or the Board of Directors approves all related party transactions. The procedure for the review, approval or ratification for related party transactions involves discussing the transaction with management, discussing the transaction with the external auditors, reviewing financial statements and related disclosures and reviewing the details of major deals and transactions to ensure that they do not involve related transactions. Members of management have been informed and understand that they are to bring related party transactions to the audit committee or the Board of Directors for pre-approval. These policies and procedures are evidenced in the audit committee charter and our code of ethics.

Certain Transactions

On December 9, 2010, the Board approved a related-party sublease of approximately one-third of our principal corporate offices located at 11150 Santa Monica Blvd., Los Angeles, CA to Xoftek, Inc., an affiliate of our Chairman and CEO.

In August 2011, the Company entered into a securities purchase agreement with Crede, pursuant to which in exchange for $650,000,  the Company issued the August 2011 Bridge Note and the August 2011 Bridge Warrant. The August 2011 Bridge Note and the August 2011 Bridge Warrant are more fully described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On November 2, 2011, we entered into the November 2, 2011 Amended and Restated Bridge Note pursuant to which we amended and restated secured convertible notes with each of Crede and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively. In connection therewith, we issued the November 2, 2011 Bridge Warrants. The November 2, 2011 Amended and Restated Bridge Notes and the November 2, 2011 Bridge Warrants are more fully described above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 15, 2011, we entered into the November 15, 2011 Amended and Restated Bridge Notes pursuant to which we further amended and restated secured convertible notes with Crede and David Smith to increase the outstanding principal amount under the November 2, 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively. In connection therewith, we issued the November 15, 2011 Bridge Warrants. The November 15, 2011 Amended and Restated Bridge Notes and the November 15, 2011 Bridge Warrants are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On November 30, 2011, we entered into the November 30, 2011 Amended and Restated Bridge Note with Crede to increase the outstanding principal amount under the November 15, 2011 Amended and Restated Bridge Notes by $235,000. In connection therewith, we issued the November 30, 2011 Bridge Warrant. The November 30, 2011 Amended and Restated Bridge Note and the November 30, 2011 Bridge Warrant are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 8, 2011, we entered into the Smith Third Amended and Restated Bridge Note and the Crede Fourth Amended and Restated Bridge Note to increase the outstanding principal amount under the outstanding notes to each of Crede and David Smith to $45,000 and $155,000, respectively. In connection therewith, we issued the December 2011 Bridge Warrants. The Smith Third Amended and Restated Bridge Note and the Crede Fourth Amended and Restated  Bridge Note and the December 2011 Bridge Warrants are more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Crede, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Crede and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering is more fully described above in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The total amount invested by each of Crede and David Smith was $1.4 million and $1.0 million, respectively. In addition, on December 27, 2011, the Company increased the number of warrants issued to each of Crede and David Smith for an aggregate of 8,333,333 and 6,900,000 shares respectively, as a result of the consummation of a Qualified Financing.  The securities were issued pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

In April 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock, and warrants to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share, for aggregate gross proceeds of approximately $3,430,000.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the securities purchase agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share, for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of common stock, and warrants to purchase an aggregate of 17,190,000 shares of common stock at an exercise price of $0.10 per share, for aggregate gross proceeds of approximately $1.7 million.

In December 2012, we entered into securities purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 47,121,432 shares of common stock, and warrants to purchase an aggregate of 47,121,432 shares of common stock at an exercise price of $0.07 per share for aggregate gross proceeds of approximately $3.3 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Rose, Snyder & Jacobs LLP has served as our independent registered public accounting firm for our 2012 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2013 fiscal year unless the audit committee deems it advisable to make a substitution.

Aggregate fees incurred by us for the fiscal years ended December 31, 2012 and 2011, by Rose, Snyder & Jacobs LLP and other service providers were as follows:

	2012	2011
Audit fees	$74,000	$74,010
Audit-related fees	2,000	20,500

Total	$76,000	$94,510

The audit committee has considered whether the provision of non-audit services by Rose, Snyder & Jacobs LLP is compatible with maintaining Rose, Snyder & Jacobs’ LLP independence.

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

All of the services provided by Rose, Snyder & Jacobs LLP described above under the caption "Audit-related fees," were approved by our audit committee pursuant to our audit committee's pre-approval policies.

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

3.4
Certificate of Amendment of the Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit 3.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2012.

3.5
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

4.2
Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2012

4.3
Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

4.4
Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

4.5
Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.6
Amended and Restated Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2011.

4.7
Second Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.8
Second Amended and Restated Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.9
Third Amended and Restated Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011.

4.10
Third Amended and Restated Secured Convertible Promissory Note issued to David E. Smith, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011

4.11
Fourth Amended and Restated Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.12
Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.

4.13
Secured Convertible Promissory Note issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.14
Secured Convertible Promissory Note issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.15	Form of Warrant incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Registrations Statement on Form S-1/A filed with the Securities and Exchange Commission on May 17, 2010.
4.16	Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.
4.17	Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.
4.18
Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.19
Amended and Restated Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

4.20
Second Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.21
Second Amended and Restated Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2011.

4.22
Third Amended and Restated Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2011.

4.23
Third Amended and Restated Warrant issued to David E. Smith, incorporated by reference to exhibit 4.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.24
Fourth Amended and Restated Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.4 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

4.25	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 27, 2011.
4.26	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 6, 2012.
4.27	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on September 18, 2012.
4.28	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc’s current report on Form 8-K filed with the Securities and Exchange Commission on April 20, 2012.
4.29	Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2012.
4.30
Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2012.

4.31
Warrant issued to Crede Capital Group, LLC, incorporated by reference to exhibit 4.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.

4.32	Warrant issued to Esousa Holdings, LLC, incorporated by reference to exhibit 4.4 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 20, 2010.
4.33
Warrant issued on November 16, 2010, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

10.1	2003 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.
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

10.5	2007 Stock Incentive Plan, incorporated by reference to the Catasys Inc.’s Revised Definitive Proxy on Form DEFR14A filed with the Securities and Exchange Commission on May 11, 2007.
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

10.8
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

10.27
Amendment No. 3 to Lease (3Net) between Catasys, Inc. and Lincoln Holdings, LLC, dated July 27, 2010, incorporated by reference to Exhibit 10.32 of Catasys, Inc.’s quarterly report filed with the Securities and Exchange Commission on August 16, 2010.

10.28
Placement Agent Agreement between Rodman & Renshaw, LLC and Catasys, Inc., dated July 22, 2011, incorporated by reference to exhibit 10.30 of Catasys, Inc.’s registrations statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2011.

10.29
Securities Purchase Agreement between Crede Capital Partners, LLC and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

10.30
Securities Purchase Agreement between David E. Smith and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.31
Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.32
Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

10.33
Second Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

10.34
Third Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

10.35
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 20, 2011, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2011.

10.36
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 17, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2012.

10.37
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated September 13, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2012.

10.38
Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 4, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2012.

10.41*	Employment Agreement between Catasys, Inc. and Susan Etzel, dated March 27, 2013.
21.1	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm – Rose, Snyder & Jacobs LLP.
31.1	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

CATASYS, INC.
Date: April 1, 2013	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	April 1, 2013
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN ETZEL	Chief Financial Officer	April 1, 2013
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	April 1, 2013
Richard A. Anderson	and Director

/s/ JAY A. WOLF	Lead Director	April 1, 2013
Jay A. Wolf

/s/ KELLY McCRANN	Director	April 1, 2013
Kelly McCrann

/s/ ANDREA GRUBB BARTHWELL, M.D.	Director	April 1, 2013
Andrea Grubb Barthwell, M.D.

CATASYS, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable, not required, or the information is shown in the Financial Statements or Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2012. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2013

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$3,153	$771
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	69	53
Receivables from related party	173	127
Prepaids and other current assets	227	408
Total current assets	3,622	1,359
Long-term assets
Property and equipment, net of accumulated depreciation of $4,668 and $5,717, respectively	59	89
Intangible assets, net of accumulated amortization of $892 and $2,035, respectively	1,048	1,920
Deposits and other assets	205	212
Total Assets	$4,934	$3,580

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,642	$1,527
Accrued compensation and benefits	958	669
Deferred revenue	278	59
Other accrued liabilities	1,120	1,275
Total current liabilities	3,998	3,530
Long-term liabilities
Deferred rent and other long-term liabilities	18	18
Capital leases	18	-
Warrant liabilities	14,658	4,528
Total liabilities	18,692	8,076

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized at December 31, 2012 and December 31, 2011, respectively; 120,227,940 and 33,901,458 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	12	4
Additional paid-in-capital	208,765	206,392
Accumulated deficit	(222,535)	(210,892)
Total stockholders' deficit	(13,758)	(4,496)
Total Liabilities and Stockholders' Deficit	$4,934	$3,580

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2012	2011
Revenues
Healthcare services revenues	$375	$24
License and management services revenues	166	243
Total revenues	541	267

Operating expenses
Cost of services	816	571
General and administrative	8,341	11,145
Impairment losses	656	267
Depreciation and amortization	289	349
Total operating expenses	10,102	12,332

Loss from operations	(9,561)	(12,065)

Interest and other income	-	4
Interest expense	(4,811)	(3,189)
Loss on debt extinguishment	-	(41)
Change in fair value of warrant liability	2,724	7,186
Loss before provision for income taxes	(11,648)	(8,105)
Provision for income taxes	(5)	14
Net Loss	$(11,643)	$(8,119)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.20)	$(0.44)

Weighted number of shares outstanding*	57,801	18,439

* The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on September 6, 2011.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC.  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2010	4,542,775	18	$192,578	$-	$(202,773)	$(10,177)

Common stock issued for outside services	800,000	1	411	-	-	412
Common stock issued in registered direct offering, net of expenses	27,780,271	64	9,025	-	-	9,089
Common stock issued as debt payment	15,129	-	41	-	-	41
Stock options and warrants issued for employee and outside services	510,000	-	4,157	-	-	4,157
40:1 Reverse-stock split adjustment	63	(80)	80	-	-	0
Exercise of options and warrants	3,220	-	9	-	-	9
Common stock issued for outside services	250,000	-	92	-	-	92
Net loss	-	-	-	-	(8,119)	(8,119)
Balance at December 31, 2011*	33,901,458	4	$206,392	$-	$(210,892)	$(4,496)

Common stock issued for outside services	325,000	-	73	-	-	73
Common stock issued in private placement, net of expenses	86,001,482	8	409	-	-	417
Share-based Compensation Expense	-	-	1,891	-	-	1,891
Net loss	-	-	-	-	(11,643)	(11,643)
Balance at December 31, 2012*	120,227,940	12	$208,765	$-	$(222,535)	$(13,758)

* The financial statements have been retroactively restated to reflect the 40-for-1 reverse stock split that occurred on Setpember 6, 2011.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Twelve Months Ended December 30,
	2012	2011
Operating activities:
Net loss	$(11,643)	$(8,119)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	289	349
Amortization of debt discount and issuance costs included in interest expense	4,793	2,978
Loss on debt extinguishment	-	41
Provision for doubtful accounts	(4)	10
Deferred rent	-	(17)
Share-based compensation expense	2,190	4,394
Fair value adjustment on warrant liability	(2,724)	(7,186)
Impairment losses	656	267
(Gain) or loss on disposition of assets	(1)	2
Changes in current assets and liabilities:
Receivables	(58)	(117)
Prepaids and other current assets	(105)	24
Deferred revenue	219	-
Accounts payable and other accrued liabilities	237	535
Net cash used in operating activities	$(6,151)	$(6,839)

Investing activities:
Proceeds from sales of property and equipment	$-	$8
Purchases of property and equipment	(11)	(18)
Deposits and other assets	(5)	(33)
Net cash used in investing activities	$(16)	$(43)

Financing activities:
Proceeds from the issuance of common stock and warrants	$7,586	$975
Proceeds from financing notes	975	2,285
Transaction costs	-	(172)
Capital lease obligations	(12)	(40)
Net cash provided by financing activities	$8,549	$3,048

Net increase (decrease) in cash and cash equivalents	$2,382	$(3,834)
Cash and cash equivalents at beginning of period	771	4,605
Cash and cash equivalents at end of period	$3,153	$771

Supplemental disclosure of cash paid
Income taxes	$107	$28
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$73	$411
Common stock issued for debt settlement	$-	$41
Common stock issued for converson of debt	$975	$8,486
Common stock issued for services	$387	$429
Common stock issued for exercise of warrants	$-	$9
Beneficial conversion feature related to financing	$253	$306
Property and equipment acquired through capital leases and other financing	$33	$18

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We also offer the PROMETA Treatment Program for alcoholism and stimulant dependence on a private-pay basis through licensed treatment providers and a company managed treatment center that also offers other mental health services.

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

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, and a company managed professional medical corporation. Based on the provisions of the management service agreement between us and a medical corporation, we have determined that the medical corporation is a variable interest entity (VIE), and that we are the primary beneficiary as defined in the Financial Accounting Standards Board (FASB) rules for accounting for variable interest entities. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2012, cash and cash equivalents amounted to $3.2 million and we had a working capital deficit of approximately $376,000. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2012, our cash used in operating activities amounted $6.2 million. We anticipate continuing to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2012, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma and Louisiana. In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment in the second quarter of 2013.  We have begun to generate fees from the launched programs, increased fees in 2012 compared to the prior year both in aggregate and quarterly basis, and expect to increase enrollment and fees throughout 2013.  However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

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

All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, premium deficiencies, the useful life of depreciable assets, the evaluation of asset impairment, the valuation of warrant liabilities, and shared-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Healthcare Services

Our Catasys contracts are generally designed to provide revenues to us on a monthly basis based on enrolled members or to provide a case rate when members are enrolled and a share of the savings generated from enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates that are not subject to performance guarantees we recognize the case rate ratably over twelve months.

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

License and Management Services

Cost of license and management services represent direct costs that are incurred in connection with licensing our treatment programs and providing administrative services in accordance with the various technology license and services agreements, and are associated directly with the revenue that we recognize. Consistent with our revenue recognition policy, the costs associated with providing these services are recognized when services have been rendered, which for our license agreements is in the period in which patient treatment commences, and for our managed treatment center is in the periods in which medical treatment is provided. Such costs include royalties, direct labor costs, medical supplies and medications.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 18,250,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2012, we had an aggregate of 5,082,158 vested and unvested shares outstanding and 12,595,477 shares available for future awards.

Total share-based compensation expense on a consolidated basis amounted to $2.2 million and $4.4 million for the years ended December 31, 2012 and 2011, respectively.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations.

The estimated weighted average fair values of options granted during 2012 and 2011 were $0.33 and $0.57 per share, respectively, and were calculated using the Black-Scholes pricing model based on the following assumptions:

	2012	2011
Expected volatility	151%	143%
Risk-free interest rate	1.02%	2.14%
Weighted average expected lives in years	6.0	5-6
Expected dividend	0%	0%

The expected volatility assumption for 2012 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2012 and 2011 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.  We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed.  We recorded no expense in 2012 and $36,000 in 2011, associated with modified liability awards.

Income Taxes

We account for income taxes using the liability method in accordance with Accounting Standards Committee (“ASC”) 740 “Income Taxes” (formerly SFAS 109, “Accounting for Income Taxes”). To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes” (incorporated into ASC 740), which clarifies the accounting for uncertainty in income taxes. FIN 48 requires that companies recognize in the consolidated financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 on January 1, 2007, with no impact to our consolidated financial statements.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 117,152,583 and 26,441,996 of incremental common shares as of December 31, 2012 and 2011, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We invest available cash in short-term commercial paper and certificates of deposits.  Liquid investments with an original maturity of three months or less when purchased are considered to be cash equivalents.

Marketable Securities

Investments include certificates of deposits with maturity dates greater than three months when purchased. These investments are classified as deposits, are reflected in current assets as other assets and are stated at fair market value.

Our marketable securities consisted of investments with the following maturities as of December 31, 2012 and 2011:

Marketable Securities

(in thousands)	Fair Market	Less than	More than
	Value	1 Year	10 Years
Balance at December 31, 2011
Certificates of deposit	$159	$159	$-

Balance at December 31, 2012
Certificates of deposit	$175	$175	$-

The carrying value of all securities presented above approximated fair market value at December 31, 2012 and 2011, respectively.

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

The following tables summarize fair value measurements by level at December 31, 2012 and 2011 for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2011

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	159	-	-	159
Total assets	159	-	-	159

Warrant liabilities	-	-	4,528	4,528
Total liabilities	-	-	4,528	4,528

	Balance at December 31, 2012

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	14,658	14,658
Total liabilities	-	-	14,658	14,658

We measure warrant liabilities issued from our debt and equity financings on a recurring basis. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. Significant increases (decreases) in any of these inputs could result in significantly lower (higher) fair value measurement.  Generally, a change in the assumption used for the expected term is accompanied by a change in the assumption used for the risk free rate and the expected stock.  See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2012 and 2011:

Level III inputs
Level III
Warrant
(Amounts in thousands)	Liabilities
Balance as of December 31, 2010	$8,890
Transfers in/(out) of Level III	2,824
Change in Fair Value	(7,186)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of December 31, 2011	$4,528
Transfers in/(out) of Level III	12,854
Change in Fair Value	(2,724)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Net realized gains (losses)	-
Balance as of December 31, 2012	$14,658

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. There was no outstanding debt for the years ending December 31, 2012 and 2011, respectively. Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines and other addictive stimulants. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications,  which is approximately eight years at December 31, 2012.

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

We performed an impairment analysis on intellectual property at December 31, 2012. For certain intangible assets, we considered numerous factors and we determined that the carrying value was not recoverable, and exceeded the fair-value.  We recorded an impairment charge of $656,000 for these assets at December 31, 2012. We determined that the estimated lives of the remaining intellectual property properly reflected the current remaining economic lives of the assets.

We performed an impairment analysis on intellectual property at December 31, 2011. For certain intangible assets, we considered numerous factors and we determined that the carrying value was not recoverable, and exceeded the fair value. We recorded an impairment charge totaling $267,000 for these assets at December 31, 2011. We determined that the estimated lives of the remaining intellectual property properly reflected the current remaining economic lives of the assets.

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

As discussed in Note 2 – Management Services Agreement, we have entered into an MSA with a professional medical corporation. Under this MSA, the equity owner of the affiliated medical group has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this management services agreement. We also agree to provide a working capital loan to allow for the medical group to pay for its obligations. Substantially all of the activities of this managed medical corporation either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation are conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective medical group. Payment of our management fee is subordinate to payments of the obligations of the medical group, and repayment of the working capital loan is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of the managed medical corporations do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loan provided to the medical group, we have determined that the managed medical corporation is a VIE, and that we are the primary beneficiary as defined in current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of such managed medical corporation.

Warrant Liabilities

In August 2011, we entered into a securities purchase agreement with Crede CG II, LLC (“Crede”), an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, pursuant to which we received $650,000 and issued the August 2011 Bridge Note and the August 2011 Bridge Warrant.  The August 2011 Bridge Warrant expires on August 17, 2016. The August 2011 Bridge Warrant contains anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the August 2011 Bridge Warrant, the exercise price of the August 2011 Bridge Warrant will be reduced to such lower price, subject to customary exceptions.

In October 2011, we entered into a securities purchase agreement with David Smith, one of our affiliates, pursuant to which we received $680,000 and issued the October 2011 Bridge Note and the October 2011 Bridge Warrant.  The October 2011 Bridge Warrant expires on October 5, 2016, and contains the same material terms as the August 2011 Bridge Warrant.

On November 2, 2011, we entered into amended and restated secured convertible notes with each of Crede and David Smith to increase the outstanding principal amounts under the August 2011 Bridge Note and the October 2011 Bridge Note by $160,000 and $100,000, respectively (the “November 2, 2011 Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock to each of Crede and Mr. Smith in the amounts of 615,385 and 384,615, respectively, or in the event of a Qualified Financing, an amount equal to the price per share of securities issued in the Qualified Financing multiplied by a factor equal to twice the product of the number of warrants issued in the Qualified Financing divided by the number of shares of common stock issued in the Qualified Financing at a purchase price of $0.32 per share (the “November 2, 2011 Bridge Warrants”) The exercise price of and number of shares of common stock underlying the November 2, 2011 Bridge Warrants are subject to adjustment for financings and share issuances below the initial exercise price.

On November 15, 2011, we entered into the November 15, 2011 amended and restated secured convertible note with Crede and David Smith to increase the outstanding principal amount under the November 2, 2011 Amended and Restated Bridge Notes by $160,000 and $100,000, respectively (the “November 15, 2011 Amended and Restated Bridge Notes”). In connection therewith, we issued warrants to purchase common stock to each of Crede and David Smith in the amounts of 615,385 and 384,615, respectively, or an additional amount in the event of a Qualified Financing on the same terms as the November 2, 2011 warrants.  All other material terms are the same as the November 2, 2011 Bridge Warrants.

On November 30, 2011, we entered into a November 30, 2011 amended and restated secured convertible note (the “November 30, 2011 Amended and Restated Bridge Note”) with Crede to increase the outstanding principal amount under the November 15, 2011 Amended and Restated Bride Note by $235,000. In connection therewith, we issued warrants to purchase 903,846 shares of common stock or an additional amount in the event of a Qualified Financing on the same terms as the November 15, 2011 warrants.  All other material terms are the same as the November 15, 2011 Bridge Warrants.

On December 8, 2011, we entered into a third amended and restated secured convertible note (the “Smith Third Amended and Restated Bridge Note”) and a fourth amended and restated secured convertible note (the “Crede Fourth Amended and Restated Bridge Note”) to increase the outstanding principal amount under the outstanding notes to each of Crede and David smith to $45,000 and $155,000, respectively. In connection therewith, we issued warrants to purchase common stock to each of Crede and Smith in the amounts of 173,077 and 596,154, respectively (the “December 2011 Bridge Warrants”) or an additional amount in the event of a Qualified Financing on the same terms as the November 30, 2011 Bridge Warrants.

Effective December 8, 2011, the Company entered into a Third Amendment to the Consent Agreement (the “Third Consent Amendment”) with Crede and David Smith to amend the Consent Agreement dated October 5, 2011, as amended on November 2, 2011 and November 15, 2011 (the “Consent Agreement”), to adjust David Smith’s and Crede’s respective sharing percentages in recoveries against collateral securing the Smith Third Amended and Restated Bridge Note and the Crede Fourth Amended and Restated Bridge Note in order to reflect the increased principal amounts thereunder.

On December 20, 2011, the Company entered into a securities purchase agreement with several investors, including Crede, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Crede and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Crede and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

In April 2012, we entered into security purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “April Offering”). The Agreements provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms of Agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share, for gross proceeds of $40,000.

In May 2012, we issued warrants to purchase an aggregate of 120,000 shares of common stock at an exercise price of $0.16 per share, associated with financing costs.

In June 2012, we issued 12,500 restricted shares of common stock to a consultant for investor relation services to be performed beginning June 2012 and ending November 2012.

In September 2012, we entered into securities purchase agreements with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of the Company’s common stock and warrants (the “September Warrants”) to purchase an aggregate of 17,190,000 shares of common stock, at an exercise price of $0.10 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.10 per share, however, the number of shares issuable under these warrants remained unchanged. The September Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

In November 2012, we issued 12,500 restricted shares of common stock to a consultant for investor relation services to be performed beginning November 2012 and ending May 2013.

In December 2012, we entered into securities purchase agreements with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 47,121,432 shares of the Company’s common stock and warrants (the “December Warrants”) to purchase an aggregate of 47,121,432 shares of common stock, at an exercise price of $0.07 per share, for aggregate gross proceeds of approximately $3.3 million (the “December Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.07 per share, however, the number of shares issuable under these warrants remained unchanged. The December Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the December Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

The December Warrants expire in December 2017, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the September Warrants, the exercise price of the September Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the December Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

For the years ended December 31, 2012 and 2011, we recognized a gain of $2.7 million and $7.2 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2012, three customers accounted for approximately 91% of revenues and five customers accounted for approximately 98% of accounts receivable.

Recently Issued or Newly Adopted Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement” (“ASU 2011-04”), which amended ASC 820, “Fair Value Measurements” (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 became effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 became effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which amends the guidance in ASC 350-20, “Intangibles—Goodwill and Other – Goodwill”. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 became effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

Note 2.  Management Services Agreement

We have an executed Management Services Agreement (MSA) with a medical professional corporation and related treatment center, with terms generally ranging from five to ten years and provisions to continue on a month-to-month basis following the initial term, unless terminated for cause. Under the MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the respective MSA. At December 31, 2012 and 2011, there was one outstanding credit facility under which $12.3 million and $11.4 million was outstanding, respectively. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of the MSA. We also agree to provide a working capital loan to allow for the treatment center to pay for its obligations. Substantially all of the activities of these managed medical corporations either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the managed medical corporation is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the respective treatment center. Payment of our management fee is subordinate to payments of the obligations of the treatment center, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated treatment center or other third party. Creditors of the managed medical corporation do not have recourse to our general credit. Based on these facts, we have determined that the managed medical corporation is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets at December 31, 2012 and 2011 are as follows:

	December 31,	December 31,
(in thousands)	2012	2011
Cash and cash equivalents	$11	$28
Receivables, net	19	14
Total assets	$30	42

Accounts payable	15	16
Note payable to Catasys, Inc.	12,267	11,365
Total liabilities	$12,282	11,381

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2012 and 2011:

	December 31,
(in thousands)	2012	2011
Healthcare fees	$50	$28
License fees	-	4
Patient fees receivable	19	14
Other	-	7
Total receivables	$69	$53
Less allowance for doubtful accounts	-	-
Total receivables, net	$69	$53

We use the specific identification method for recording the provision for doubtful accounts, which was $0 and $10,000 as of December 31, 2012 and 2011, respectively.  Accounts written off against the allowance for doubtful accounts totaled $0 and $46,000 for the years ended December 31, 2012 and 2011, respectively.

Note 4.  Receivable – Related Party

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and CEO, to sublease approximately one-third of our office space for a three-year term for a month rent of approximately $11,000 per month.  The related party receivable as of December 31, 2012 and 2011 was $173,000 and $127,000, respectively.  We have received approximately $81,000 in payments as of December 31, 2012.

Note 5.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2012 and 2011:

(in thousands)	2012	2011
Furniture and equipment	$3,169	$3,216
Leasehold improvements	1,558	2,590
Total property and equipment	4,727	5,806
Less accumulated depreciation and amortization	(4,668)	(5,717)
Total property and equipment, net	$59	$89

Depreciation expense was $73,000 and $113,000 for the years ended December 31, 2012 and 2011, respectively.

Note 6.  Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, and other addictive stimulants. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which is approximately eight years at December 31, 2012.  As of December 31, 2012 and 2011, intangible assets were as follows:

(in thousands)	2012	2011
Intellectual property	$1,940	$3,955

Less accumulated amortization	(892)	(2,035)

Total Intangibles, net	$1,048	$1,920

Amortization expense for all intangible assets amounted to $216,000 and $236,000 for the years ended December 31, 2012 and 2011, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is approximately $520,000.

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

In addition to the purchase price for the above intellectual property, we agreed to pay a royalty fee to Tavad equal to three percent (3%) (six percent (6%) in Europe) of gross revenues from the PROMETA Treatment Program using the acquired intellectual property for so long as we (or any licensee) use the acquired intellectual property. For purposes of the royalty calculations, gross revenue is defined as all payments made by patients for the treatment, including payments made to our licensees. Royalty fees, which totaled $1,000 and $6,000 for the years ended December 31, 2012 and 2011, respectively, are reflected in cost of services expense in our consolidated statements of operations as revenues are recognized.

The total cost of the assets acquired, plus additional costs incurred by us related to filing patent applications on such assets, have been reflected in our consolidated balance sheets in long-term assets as intangible assets. Related amortization, which commenced on July 1, 2003, is being recorded on a straight-line basis over a 20-year estimated useful life.

Note 7.  Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2012 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets was $31,000 and $18,000 at December 31, 2012 and 2011, respectively. Accumulated depreciation of the leased equipment at December 31, 2012 and 2011, was approximately $4,000 and $5,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2012, are as follows:

(in thousands)	Amount
Year ending December 31,
2013	$15
2014	13
2015	8
Total minimum lease payments	36
Less amounts representing interest	(5)
Capital lease obligations, net of interest	31
Less current maturities of capital lease obligations	(13)
Long-term capital lease obligations	$18

Note 8.  Income Taxes

As of December 31, 2012, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $169 million and $144.6 million, respectively.  The net federal operating loss carry forwards begin to expire in 2024, and net state operating loss carry forwards begin to expire in 2014.  The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2012	2011
(in thousands)
Federal, state and foreign net operating losses	$66,120	$63,347
Stock based compensation	7,943	7,455
Accrued liabilities	344	133
Other temporary differences	(2,668)	(2,159)
Valuation allowance	(71,739)	(68,776)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows:

	2012	2011
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	2.8%	-11.0%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	4.5%	1.5%
Other	-0.9%	-0.7%
Change in valuation allowance	27.6%	44.3%
Tax provision	0.0%	0.1%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2008 through 2011.  The federal and material foreign jurisdictions statutes of limitations began to expire in 2008. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2012, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2012 and 2011, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2007, and by the IRS for tax years through 2008. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Note 9.  Equity Financings

In December, 2011, the Company entered into a securities purchase agreement with several investors, including Crede, relating to the sale and issuance by the Company to the investors of an aggregate of 3,249,998 units, each unit consisting of (i) one share of common stock and (ii) a five-year warrant to purchase one share of common stock at an exercise price of $0.30 per share (the “December 2011 Offering Warrants”). Each unit was sold at $0.30 (the “December 2011 Offering”). The December 2011 Offering closed on December 27, 2011. In connection with the December 2011 Offering, Crede and David Smith agreed to convert their outstanding convertible notes in the aggregate principal amount of $2,285,000, plus accrued interest, into common stock. The net proceeds of the December 2011 Offering after deducting placement agent’s fees and offering expenses, was approximately $778,000. The December 2011 Offering was conducted pursuant to a registration statement on Form S-1 (File No. 333-173659). In connection with the December 2011 Offering, the Company issued the placement agent, Rodman & Renshaw five year warrants to purchase 162,500 shares of common stock with an exercise price of $0.375 per share.  The December 2011 Offering Warrants are exercisable immediately. The exercise price and the number of shares of common stock purchasable upon the exercise of each December 2011 Offering Warrant are subject to adjustment in the event of stock dividends, distributions, and splits. In addition, the December 2011 Offering Warrants have half-ratchet anti-dilution provisions, where the exercise price is adjusted downward in the event that common stock or common stock equivalents are issued by the Company at a price below the exercise price of the December 2011 Offering Warrants with certain exceptions. In addition, in the event of a fundamental transaction (as such term is defined in the December 2011 Offering Warrants), that is an all cash transaction, a Rule 13e-3 transaction or a fundamental transaction involving a person not traded on a national securities exchange, at the holder’s option, the Company (or its successor) would be required within 30 days after consummation of the fundamental transaction to purchase the December 2011 Offering Warrant from the holder by paying to the holder cash in an amount equal to the Black-Scholes value of the remaining unexercised portion of the December 2011 Offering Warrant on the date of the consummation of such fundamental transaction. In connection with the December 2011 Offering, the previous warrants issued to each of Crede and David Smith became exercisable for an aggregate of 8,333,333 and 6,900,000, respectively, since the December 2011 Offering qualified as a Qualified Financing.

In April 2012, we entered into security purchase agreements with several investors, including Crede and David Smith, relating to the sale and issuance of an aggregate of 21,440,050 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 21,440,050 shares of common stock at an exercise price of $0.16 per share for aggregate gross proceeds of approximately $3,430,000 (the “April Offering”). The Agreements provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms of Agreements disclosed above, relating to the sale and issuance of 250,000 shares of common stock and warrants to purchase an aggregate of 250,000 shares of common stock at an exercise price of $0.16 per share for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 17,190,000 shares of the Company’s common stock and warrants (the “September Warrants”) to purchase an aggregate of 17,190,000 shares of common stock, at an exercise price of $0.10 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.10 per share, however, the number of shares issuable under these warrants remained unchanged. The September Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In December 2012, we entered into securities purchase agreements with several investors including Crede and David Smith, relating to the sale and issuance of an aggregate of 47,121,432 shares of the Company’s common stock and warrants (the “December Warrants”) to purchase an aggregate of 47,121,432 shares of common stock, at an exercise price of $0.07 per share, for aggregate gross proceeds of approximately $3.3 million (the “December Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.07 per share, however, the number of shares issuable under these warrants remained unchanged. The December Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the December Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

Note 10.  Share-based Compensation

The Plan provides for the issuance of up to 18,250,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis.  At December 31, 2012, we had 5,082,158 vested and unvested stock options outstanding and 12,595,477 shares reserved for future awards. Total share-based compensation expense amounted to $2.2 million and $4.4 million for the years ended December 31, 2012 and 2011, respectively.

Stock Options – Employees and Directors

During 2012 and 2011, we granted options to employees and directors for 80,000 and 276,000 shares, respectively, at the weighted average per share exercise prices of $0.33 and $0.57, respectively, the fair market value of our common stock on the dates of grants.  The estimated fair value of options granted to employees and directors during 2012 and 2011 was $24,294 and $145,522, respectively, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2010	5,161,000	$4.73

2011
Granted	276,000	0.57
Canceled	(628,000)	2.74
Balance, December 31, 2011	4,809,000	$4.74

2012
Granted	80,000	0.33
Canceled	(28,000)	4.62
Balance, December 31, 2012	4,861,000	$4.72

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2012 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00 to $10.00	3,854,000	8.04	$1.56	3,618,000	$1.63
$10.01 to $100.00	1,005,000	7.86	16.65	915,000	16.71
$100.01 to $320.00	2,000	5.07	115.40	2,000	115.40

	4,861,000	8.00	$4.73	4,535,000	$4.72

At December 31, 2012 and 2011, the number of options exercisable was 4,535,000 and 3,103,000, respectively, at weighted-average exercise prices of $4.72 and $5.21, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $1.8 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2012, there were $233,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 1.63 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.  We granted options and warrants of 806,000 and 459,000 during 2012 and 2011, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted avg.
	Shares	exercise price
Balance, December 31, 2010	38,000	$139.41

2011
Granted	459,000	1.56
Exercised	(250,000)	0.49
Canceled	(26,000)	141.79
Balance, December 31, 2011	221,000	$9.98

2012
Granted	-	-
Exercised	-	-
Canceled	-	-
Balance, December 31, 2012	221,000	$9.98

Warrants granted to non-employees outstanding at December 31, 2012 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued for intellectual property	9,000	$100.00
Warrants issued in connection with equity offering	106,413,000	0.18
Warrants issued in connection with debt agreement	4,842,000	0.08
Warrants issued for services	806,000	0.30

	112,070,000	$0.18

We granted 806,000 warrants to non-employees for services during the year ended December 31, 2012, with a weighted average exercise price of $0.30.  No warrants were granted to non-employees for services in 2011.

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $91,000 and $273,000 for the years ended December 31, 2012 and 2011, respectively.

Common Stock

During 2012 and 2011, we issued 25,000 and 1,050,000 shares of common stock, respectively, for consulting services valued at $4,000 and $504,000, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based compensation expense relating to all common stock issued for consulting services was $272.000 and $237,000 for the years ended December 31, 2012 and 2011, respectively.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary.  As of December 31, 2012, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based compensation expense relating to the ESPP for the years ended December 31, 2012 and 2011, respectively.

Note 11. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the years ended December 31, 2012 and 2011.

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have programs in Kansas, Massachusetts, Louisiana, and Oklahoma.

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

Summary financial information for our two reportable segments is as follows:

	Twelve Months Ended
(in thousands)	December 31,
	2012	2011

Healthcare services
Revenues	$375	$24
Income/(loss) before provision for income taxes	(9,752)	(6,450)
Assets *	3,846	1,551

License and management services
Revenues	$166	$243
Loss before provision for income taxes	(1,896)	(1,655)
Assets *	1,088	2,029

Consolidated continuing operations
Revenues	$541	$267
Income/(loss) before provision for income taxes	(11,648)	(8,105)
Assets *	4,934	3,580

* Assets are reported as of December 31.

Note 12.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $290,000 and $320,000 for the years ended December 31, 2012 and 2011, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 10,700 square feet. The initial term of the lease expired in December 2010. In December 2010, we amended and extended the lease for three years. Our base rent is currently approximately $36,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 28, 2013, totaling approximately $320,000. Concurrent with the three year extension, the Board of Directors approved a sublease of approximately one-third of the office space to Xoftek, Inc. an affiliate of our Chairman and CEO.  Xoftek, Inc. will pay the company pro-rata rent during the three-year lease period.

We have a related party receivable from Xoftek, Inc. in the amount of $173,000 as of December 31, 2012, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

In April 2005, we entered into a five-year lease for approximately 5,400 square feet of medical office space in Santa Monica, California, which is occupied by The Center to Overcome Addiction, which operates under a full service management agreement with us. Our base rent was approximately $19,000 per month. In May 2010, we entered into an amendment to our lease for this facility calling for the deferral of a portion of the rent for a period of seven months and a reduction in our medical office space to approximately 2,700 square feet. As a result of the amendment our rent was reduced by approximately $8,000 per month beginning June 1, 2010 and ending December 31, 2010. According to the terms of the agreement beginning January 1, 2010, the base rent and the deferred rent were due in installments with all rents to be paid prior to the termination of the lease in August 2010. In August 2010, with all base and deferred rents paid in full, we entered into another amendment to our lease for a six-month extension after which it converted to a month-to-month lease. In June 2012, we terminated our month-to-month lease and relocated operations to our principle offices in Los Angeles, California.

In August 2006, we entered into a 62-month lease for 4,000 square feet of medical office space, located in San Francisco, California, at an initial base rent of approximately $11,000 per month, commencing in January 2007.  The space was occupied by a managed treatment center through January 31, 2008 under an MSA. In March 2010, the Company settled the outstanding lease commitment for $200,000 to be paid in monthly installments from March 2010 through February 2011. All payments under this settlement agreement have subsequently been paid in full.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2012:

(In thousands)
Year	Amount
2013	$427

Clinical Research Commitments

In prior years, we committed to unrestricted grants for clinical research study in the amount of $400,000, payable based on achieving certain milestones. As of December 31, 2012, we had approximately $356,000 remaining commitment for that clinical research study.

Legal Proceedings

As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results.  We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012.  Plaintiffs filed a notice of appeal on December 10, 2012.  On March 26, 2013, Plaintiffs filed their opening brief in the Court of Appeal.  The Company’s response will be due on April 26, 2013 unless it requests an extension.  The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

The Company believes it will prevail, but a range of loss could not be determined, should it not prevail, but we believe it would not have a material adverse effect on our financial statements.

Note 13.  Subsequent Events

In March 2013, the Company entered into a contract with a national health plan to provide our OnTrak Program to their members in New Jersey.  We expect to commence enrollment in the second quarter of 2013.

Note 14.  Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 40 to 1 reverse stock split that occurred on September 6, 2011.