Form 10-Q
period 2013-03-31
CATASYS, INC.
filed 2013-05-15
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐            No ☑

As of May 14, 2013, there were 14,274,016 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries.  Our common stock, par value, $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.                 Financial Statements

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	(unaudited) March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,608	$3,153
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	76	69
Receivables from related party	205	173
Prepaids and other current assets	209	227
Total current assets	2,098	3,622
Long-term assets
Property and equipment, net of accumulated depreciation of $4,677 and $4,668, respectively	48	59
Intangible assets, net of accumulated amortization of $928 and $892, respectively	1,012	1,048
Deposits and other assets	175	205
Total Assets	$3,333	$4,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,648	$1,642
Accrued compensation and benefits	1,113	958
Deferred revenue	316	278
Other accrued liabilities	998	1,120
Total current liabilities	4,075	3,998
Long-term liabilities
Deferred rent and other long-term liabilities	-	18
Capital leases	15	18
Warrant liabilities	10,169	14,658
Total Liabilities	14,259	18,692

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized at March 31, 2013 and December 31, 2012, respectively; 12,081,187 and 12,022,853 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	12	12
Additional paid-in-capital	208,984	208,765
Accumulated deficit	(219,922)	(222,535)
Total Stockholders' deficit	(10,926)	(13,758)
Total Liabilities and Stockholders' deficit	$3,333	$4,934

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

(In thousands, except per share amounts)	Three Months Ended March 31,
	2013	2012
Revenues
Healthcare services revenues	$99	$40
License and management services revenues	36	53
Total revenues	$135	$93

Operating expenses
Cost of healthcare services	$204	$204
General and administrative	1,629	2,570
Impairment losses	-	34
Depreciation and amortization	47	81
Total operating expenses	$1,880	$2,889

Loss from operations	$(1,745)	$(2,796)

Interest expense	-	(621)
Change in fair value of warrant liability	4,360	37
Income/(Loss) from operations before provision for income taxes	$2,615	$(3,380)
Provision for income taxes	2	(7)
Net Income/(Loss)	$2,613	$(3,373)

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$0.22	$(0.99)

Basic weighted number of shares outstanding*	12,057	3,390

Diluted net income (loss) per share*	$0.16	$(0.99)

Diluted weighted number of shares outstanding*	16,562	3,390

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(In thousands)	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income/(loss)	$2,613	$(3,373)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	47	81
Amortization of debt discount and issuance costs included in interest expense	-	611
Provision for doubtful accounts	-	(4)
Share-based compensation expense	68	821
Fair value adjustment on warrant liability	(4,360)	(37)
Impairment losses	-	34
Changes in current assets and liabilities:
Receivables	(39)	30
Prepaids and other current assets	47	23
Deferred revenue	38	102
Accounts payable and other accrued liabilities	21	275
Net cash used in operating activities	$(1,565)	$(1,437)

Investing activities:
Deposits and other assets	$-	$(16)
Net cash used in investing activities	$-	$(16)

Financing activities:
Proceeds from bridge loan	$-	$775
Proceeds from the exercise of warrants	23	-
Capital lease obligations	(3)	(2)
Net cash provided by financing activities	$20	$773

Net decrease in cash and cash equivalents	$(1,545)	$(680)
Cash and cash equivalents at beginning of period	3,153	771
Cash and cash equivalents at end of period	$1,608	$91

Supplemental disclosure of cash paid
Income taxes	$5	$3
Supplemental disclosure of non-cash activity
Common stock issued for services	$-	$102
Common stock issued for exercise of warrants	$129	$-
Beneficial conversion feature related to financing	$-	$230

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1.   Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2012 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2013, cash and cash equivalents amounted to $1.6 million and we had a working capital deficit of approximately $2.0 million. On April 10, 2013, we closed on a financing of approximately $1.5 million.  We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2013, our cash used in operating activities amounted $1.6 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.  As of March 31, 2013, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Oklahoma, and Massachusetts.  In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment during the second quarter of 2013. We have begun to generate fees from the launched programs, we increased fees during the first quarter of 2013 over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to seek areas to reduce our operating expenses.

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

Note 2.   Summary of Significant Accounting Policies

Revenue Recognition

Healthcare Services

        Our Catasys contracts are generally designed to provide revenues to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed.  To the extent we receive case rates that are not subject to the performance guarantees, we recognize the case rate ratably over twelve months.

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

The revenues of our managed treatment center, which we include in our consolidated financial statements, are derived from charging fees directly to patients for treatment and are recorded when services are provided.  Revenues from patients treated with our proprietary treatment program are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the treatment program.

Cost of Services

Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Healthcare services cost of services is recognized in the period in which an eligible member receives services. Our Catasys subsidiary contracts with various healthcare providers, including licensed behavioral healthcare professionals, on a contracted rate basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

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

For the three months ended March 31, 2013, one customer accounted for approximately 60% of revenues and three customers accounted for approximately 93% of accounts receivable.

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

Common equivalent shares, consisting of 11,593,598 incremental common shares as of March 31, 2013, issuable upon the exercise of stock options and warrants have been included in the diluted earnings per share calculation.

Common equivalent shares, consisting of 2,895,718 incremental common shares as of March 31, 2012, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

	Three Months Ended March 31
(in thousands, except per share amounts)	2013	2012

Numerator

Net income (loss)	$2,613	$(3,373)

Denominator

Weighted-average common shares outstanding	12,057	3,390

Shares used in calculation - basic	12,057	3,390

Stock options and warrants	4,505	-

Shares used in calculation - diluted	16,562	3,390

Net income (loss) per share

Basic	$0.22	$(0.99)

Diluted	$0.16	$(0.99)

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2013, we had 487,589 vested and unvested options outstanding and 1,280,175 shares available for future awards.

Share-based compensation expense attributable to continuing operations was $68,000 and $821,000 for the three months ended March 31, 2013 and 2012, respectively.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2013 and 2012, amounted to $47,000 and $680,000, respectively.

Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2013 and 2012, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2013, there were no options granted to employees and 5,000 options granted to employees at the weighted average per share exercise price of $4.40 granted during the same period in 2012. Employee and director stock option activity for the three months ended March 31, 2013, are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	486,000	$26.46

Granted	-	$-
Cancelled	(20,000)	$33.72

Balance March 31, 2013	466,000	$22.73

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2013 and 2012, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2013, there was $186,005 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.44 years.

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

There were no options issued as compensation for consulting services for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $20,000 and $17,000, respectively.

Non-employee stock option activity for the three months ended March 31, 2013, are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	22,000	$48.97

Cancelled	(1,000)	$1,953.03

Balance March 31, 2013	21,000	$45.72

Common Stock

There were no shares of common stock issued in exchange for various services or settlement of claims during the three months ended March 31, 2013 or 2012. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three months ended March 31, 2013 and 2012, share-based compensation expense relating to all common stock issued for consulting services was $1,000 and $121,000, respectively.

Income Taxes

The Company has recorded a full valuation allowance against its otherwise recognizable deferred tax assets as of March 31, 2013.  As such, the Company has not recorded a provision for income tax for the period ended March 31, 2013.  The Company utilizes the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances the Company considers projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that the Company's deferred tax assets will not be recognized.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon the Company’s evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2013 should be recognized.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable outputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level III). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2013, for assets and liabilities measured at fair value:

	2013
(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$175	$-	$-	$175
Total assets	$175	$-	$-	$175

Warrant liabilities	$-	$-	$10,169	$10,169
Total liabilities	$-	$-	$10,169	$10,169

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2013, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2013:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2012	$14,658
Reclassification to equity	(129)
Change in fair value	(4,360)
Balance as of March 31, 2013	$10,169

Intangible Assets

As of March 31, 2013, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
Intellectual property	$1,940	$(928)	$1,012	8

During the three months ended March 31, 2013, we did not acquire any new intangible assets and at March 31, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  As of March 31, 2013, we had no intangible impairment. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment amounting of $34,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2013	$108
2014	$144
2015	$144
2016	$144
2017	$144

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

Management Services Agreements

We have an executed MSA with a medical professional corporation and related treatment center, which continues on a month-to-month basis, unless terminated by cause. Under the MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the prime rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above.  The notes are due on demand or upon termination of the MSA. At March 31, 2013, there was one outstanding credit facility under which $12.5 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the respective treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our condensed consolidated balance sheets at March 31, 2013 and December 31, 2012, are as follows:

(in thousands)	March 31, 2013	(audited) December 31, 2012
Cash and cash equivalents	$9	$11
Receivables, net	21	19
Total assets	$30	30

Accounts payable	15	15
Note payable to Catasys, Inc.	12,470	12,267
Total liabilities	$12,485	12,282

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010,  December 2011, February 2012, April 2012, May 2012, September 2012, December 2012 and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2013 and 2012, we recognized a gain of $4.4 million and $37,000, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU No. 2011-11 did not have a material effect on our consolidated financial statements or disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends ASC 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

Note 3.   Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2013 and 2012. Summary financial information for our two reportable segments are as follows:

(in thousands)	Three Months Ended March 31,
	2013	2012

Healthcare services
Revenues	$99	$40
Income/(loss) before provision for income taxes	2,862	(3,003)
Assets *	2,291	628

License and management services
Revenues	$36	$53
Loss before provision for income taxes	(247)	(377)
Assets *	1,042	2,007

Consolidated continuing operations
Revenues	$135	$93
Income/(loss) before provision for income taxes	2,615	(3,380)
Assets *	3,333	2,635

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

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate or monthly fee, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We have programs in Kansas, Massachusetts, Louisiana, and Oklahoma.  In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment during the second quarter of 2013.

The following table summarizes the operating results for Healthcare Services for the three months ended March 31, 2013 and 2012:

(in thousands)	Three Months Ended March 31,
	2013	2012

Revenues	$99	$40

Operating Expenses
Cost of healthcare services	$144	$139
General and administrative expenses
Salaries and benefits	1,013	1,569
Other expenses	435	749
Depreciation and amortization	5	2
Total operating expenses	$1,597	$2,459

Loss from operations	$(1,498)	$(2,419)
Interest expense	-	(621)
Change in fair value of warrant liabilities	4,360	37
Income/(loss) before provision for income taxes	$2,862	$(3,003)

License and Management Services

Our license and management services segment licenses our proprietary treatment program to physicians. Also included in this segment is a licensed and managed treatment center, which offers a range of addiction treatment and mental health services.

The following table summarizes the operating results for License and Management Services for the three months ended March 31, 2013 and 2012:

(In thousands)	Three Months Ended March 31,
	2013	2012
Revenues
U.S. licensees	$6	$8
Managed treatment center	30	45
Total license and management revenues	$36	$53

Operating expenses
Cost of license and management services	$60	$65
General and administrative expenses
Salaries and benefits	125	155
Other expenses	57	97
Impairment losses	-	34
Depreciation and amortization	41	79
Total operating expenses	$283	$430

Loss from operations	$(247)	$(377)
Interest and other income	-	-
Interest expense	-	-
Loss before provision for income taxes	$(247)	$(377)

Note 4. Receivable – Related Party

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and CEO, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of March 31, 2013 and December 31, 2012 was $205,000 and $173,000, respectively. We have received approximately $81,000 in payments through March 31, 2013.

Note 5. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Note 6. Subsequent Events

In April 2013, we entered into securities purchase agreements (the “Agreements”) with several investors, including Crede CG II, Ltd. (“Crede”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock, and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of Common Stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1,535,000. The April Warrants expire in April 2018, and contain anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions.

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

In May 2013, the Company effected a 10-for-1 reverse stock split.

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management on the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  We assume no obligation and do not intend to update these forward looking statements, except as required by law.

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

Operations

We have launched our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, and Oklahoma. In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment during the second quarter of 2013.  We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate or monthly fee basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Under our licensing agreements, we provide physicians and other licensed treatment providers access to our proprietary treatment program, education and training in the implementation and use of the licensed technology. We receive a fee for the licensed technology and related services generally on a per patient basis. While we continue to maintain a small number of licensing agreements with physicians in the United States, we no longer provide any significant support or marketing related to the proprietary treatment program. Two of the Company’s sites contributed to revenue in the three months ended March 31, 2013. While we currently do not anticipate doing so, we may enter into agreements on a selective basis with additional healthcare providers.

We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (dba The Center to Overcome Addiction). We manage the business components of the professional medical corporation and license the proprietary treatment program in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders. The revenues and expenses of this center are included in our condensed consolidated financial statements under accounting standards applicable to variable interest entities. In July 2012, we moved the professional medical corporation offices into our corporate offices, which reduced operating expenses. We are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated continuing operations for the three months ended March 31, 2013 and 2012:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2013	2012
Revenues
Healthcare services revenues	$99	$40
License and management services revenues	36	53
Total revenues	$135	$93

Operating expenses
Cost of healthcare services	$204	$204
General and administrative	1,629	2,570
Impairment losses	-	34
Depreciation and amortization	47	81
Total operating expenses	$1,880	$2,889

Loss from operations	$(1,745)	$(2,796)

Interest expense	-	(621)
Change in fair value of warrant liability	4,360	37
Income/(Loss) from operations before provision for income taxes	$2,615	$(3,380)
Provision for income taxes	2	(7)
Net Income/(Loss)	$2,613	$(3,373)

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$0.22	$(0.99)

Basic weighted number of shares outstanding*	12,057	3,390

Diluted net income (loss) per share*	$0.16	$(0.99)

Diluted weighted number of shares outstanding*	16,562	3,390

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

We had a $2.6 million net income from continuous operation before the provision for income taxes during the three months ended March 31, 2013 compared with a $3.4 million net loss for the same period in 2012.  The difference is primarily due to a $4.3 million gain in the change in fair value of the warrant liability, the decrease in operating expenses of $1.0 million, and the decrease in interest expense of $621,000 for the period ended March 31, 2013 compared with the same period in 2012.

Revenues

As of March 31, 2013, four health plan contracts were operational and an additional contract was signed in March 2013 which will become operational in the second quarter of 2013.  Recognized revenue for our healthcare services segment increased by 148%, or $59,000, for the three months ended March 31, 2013 compared to the same period in 2012.  Most of the revenue related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rate, recognized ratably over the period of enrollment.  Deferred revenue was $316,000 at March 31, 2013, which if we were able to recognize, would have increased healthcare services revenue to $415,000, or 936%, compared with the same period in 2012.

Revenues decreased by $17,000 for the license and management services segment, for the three months ended March 31, 2013, compared with the same period in 2012, as we continued to focus on our healthcare services segment and reposition ourselves in the marketplace.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrator for processing these claims.  Cost of healthcare services remained flat for the three months ended March 31, 2013, compared with the same period in 2012, as we continue to service an increasing number of enrolled members in our OnTrak program.

General and Administrative Expenses

General and administrative expenses amounted to $1.6 million for the three months ended March 31, 2013, compared with $2.6 million for the same period in 2012. The decrease was primarily due to reduction in salaries and benefits and outside services.

Impairment Losses

We had no impairment losses during the first quarter of 2013 compared with $34,000 in impairment charges related to intellectual property for the same period in 2012.

There was no impairment losses related to property plant and equipment for the three months ended March 31, 2013 and 2012.

Interest Expense

Interest expense decreased by $621,000 for the three months ended March 31, 2013 compared with the same period in 2012 due to interest recorded on a bridge note issued in February 2012 which was converted into common stock in April 2012.  There was no such bridge loan issued during the three months ended of 2013.

Change in fair value of warrant liability

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012 and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants amounted to a net gain of $4.4 million for the three months ended March 31, 2013, compared with a net gain of $37,000 for the same period in 2012.

 We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 14, 2013, we had a balance of approximately $2.4 million cash on hand. We had working capital deficit of approximately $2.0 million at March 31, 2013. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses at least into November 2013, however, delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.  We may need to seek additional sources of capital prior to such time and there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to our stockholders, if at all.

In April 2013, we entered into securities purchase agreements with several investors, including Crede CG II, Ltd., an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock, and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of Common Stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1,535,000. The April Warrants expire in April 2018, and contain anti-dilution provisions.  As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions.

We have a related party receivable from Xoftek, Inc., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $205,000 at March 31, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Oklahoma, and Massachusetts.  In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment during the second quarter of 2013. We have begun to generate fees from the launched programs, we increased fees during the first quarter of 2013 over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year.  However, there can be no assurance that we will generate such fees. In addition, we have continued to seek areas to reduce our operating expenses.

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

Cash Flows

We used $1.6 million of cash for continuing operating activities during the three months ended March 31, 2013, compared with $1.4 million during the same period in 2012. Significant non-cash adjustments to operating activities for the three months ended March 31, 2013, share-based compensation expense of $68,000, depreciation and amortization of $47,000, offset by fair value adjustment on warrant liability of $4.3 million.

Capital expenditures for the three months ended March 31, 2013 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $20,000 for the three months ended March 31, 2013, compared with net cash provided by financing activities of $773,000 for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 consisted primarily of the proceeds from the exercise of warrants during the first quarter leaving a balance of $1.6 million in cash and cash equivalents at March 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2013, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

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

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012 and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2013 and 2012, we recognized a gain of $4.4 million and $37,000, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2012 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three months ended March 31, 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from our Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2013.

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

During the three months ended March 31, 2013, we did not acquire any new intangible assets and at March 31, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.  As of March 31, 2013 we had no intangible impairment. As of March 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment of $34,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The adoption of ASU No. 2011-11 did not have a material effect on our consolidated financial statements or disclosures.

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”). ASU 2013-02 amends ASC 220, Comprehensive Income (“ASC 220”), and requires entities to present the changes in the components of accumulated other comprehensive income for the current period. Entities are required to present separately the amount of the change that is due to reclassifications, and the amount that is due to current period other comprehensive income. These changes are permitted to be shown either before or net-of-tax and can be displayed either on the face of the financial statements or in the footnotes. ASU 2013-02 was effective for our interim and annual periods beginning January 1, 2013. The adoption of ASU 2013-02 did not have a material effect on our consolidated financial position or results of operations.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.                 Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others. In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses. In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others. Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling. The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried. The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011. In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein. In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage. The Company filed a demurrer related to the fourth amended complaint in September 2011. At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage. In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses. In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012. Plaintiffs filed a notice of appeal on December 10, 2012. On March 26, 2013, Plaintiffs filed their opening brief in the Court of Appeal. The Company’s response will be due on May 20, 2013. The Company has had very limited settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

Item 1A.                 Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                 Mine Safety Disclosures.

Not applicable

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
Exhibit 101@
The following materials from Catasys, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the unaudited Condensed Consolidated Balance Sheets, (ii) the unaudited Condensed Consolidated Statements of Operations, (iii) the unaudited Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

CATASYS, INC.

Date: May 15, 2013	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)