Form 10-Q
period 2013-06-30
CATASYS, INC.
filed 2013-08-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes☑          No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑          No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of ““accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐            No☑

As of August 13, 2013, there were 14,285,569 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc., and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)
	(unaudited) June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$1,624	$3,153
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	150	69
Receivables from related party	237	173
Prepaids and other current assets	151	227
Total current assets	2,162	3,622
Long-term assets
Property and equipment, net of accumulated depreciation of $4,596 and $4,668, respectively	51	59
Intangible assets, net of accumulated amortization of $962 and $892, respectively	978	1,048
Deposits and other assets	175	205
Total Assets	$3,366	$4,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,249	$1,642
Accrued compensation and benefits	1,097	958
Deferred revenue	503	278
Other accrued liabilities	1,391	1,120
Total current liabilities	4,240	3,998
Long-term liabilities
Deferred rent and other long-term liabilities	-	18
Capital leases	20	18
Warrant liabilities	16,428	14,658
Total Liabilities	20,688	18,692

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 and 2,000,000,000 shares authorized at June 30, 2013 and December 31, 2012, respectively; 14,285,569 and 12,022,853 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	2	1
Additional paid-in-capital	209,072	208,776
Accumulated deficit	(226,396)	(222,535)
Total Stockholders' deficit	(17,322)	(13,758)
Total Liabilities and Stockholders' deficit	$3,366	$4,934

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Healthcare services revenues	$107	$86	$206	$126
License and management services revenues	26	43	62	96
Total revenues	133	129	268	222

Operating expenses
Cost of healthcare services	203	217	407	421
General and administrative	1,607	2,113	3,236	4,683
Impairment losses	-	155	-	189
Depreciation and amortization	42	77	89	158
Total operating expenses	1,852	2,562	3,732	5,451

Loss from operations	(1,719)	(2,433)	(3,464)	(5,229)

Interest expense	(770)	(2,075)	(770)	(2,696)
Change in fair value of warrant liability	(3,984)	2,272	376	2,309
Loss before provision for income taxes	(6,473)	(2,236)	(3,858)	(5,616)
Provision for income taxes	1	23	3	16
Net Loss	$(6,474)	$(2,259)	$(3,861)	$(5,632)

Basic and diluted net loss per share:*
Net loss per share*	$(0.47)	$(0.44)	$(0.30)	$(1.33)

Weighted number of shares outstanding*	13,918	5,096	12,993	4,243

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)	Six Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(3,861)	$(5,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89	158
Amortization of debt discount and issuance costs included in interest expense	769	2,681
Provision for doubtful accounts	-	(4)
Share-based compensation expense	117	1,592
Fair value adjustment on warrant liability	(376)	(2,309)
Impairment losses	-	189
Changes in current assets and liabilities:
Receivables	(145)	(19)
Prepaids and other current assets	105	(35)
Deferred revenue	225	174
Accounts payable and other accrued liabilities	(4)	93
Net cash used in operating activities	$(3,081)	$(3,112)

Investing activities:
Deposits and other assets	$-	$(5)
Net cash used in investing activities	$-	$(5)

Financing activities:
Proceeds from the issuance of common stock and warrants	$1,535	$2,564
Proceeds from the exercise of warrants	23	-
Proceeds from financing notes	-	975
Capital lease obligations	(6)	(5)
Net cash provided by financing activities	$1,552	$3,534

Net increase (decrease) in cash and cash equivalents	$(1,529)	$417
Cash and cash equivalents at beginning of period	3,153	771
Cash and cash equivalents at end of period	$1,624	$1,188

Supplemental disclosure of cash paid
Income taxes	$26	$75
Supplemental disclosure of non-cash activity
Common stock issued for converson of debt	$-	$975
Common stock issued for services	$-	$207
Common stock issued for exercise of warrants	$156	$-
Beneficial conversion feature related to financing	$-	$253
Property and equipment acquired through capital leases and other financing	$12	$-

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2013, cash and cash equivalents amounted to $1.6 million and we had a working capital deficit of approximately $2.1 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2013, our cash used in operating activities amounted to $3.1 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2013, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from new and existing contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, and Oklahoma. In 2013, we signed two agreements with national health plans to provide services to their members in New Jersey and Ohio, West Virginia, Kentucky, and Indiana, respectively, which we expect to commence enrollment during the third quarter of 2013. In the first half of 2013, we have generated increased fees from our launched programs over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year both from existing programs and the contracts we signed in 2013. However, there can be no assurance that we will generate such fees. We continue to look for areas to reduce our operating expenses. In addition, we are in need to obtain additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

 We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. A judgment in our favor was entered by the court in November 2012, however the plaintiff has appealed the judgment. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact on our liquidity, including our cash flows.

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

License and Management Services

Our license and management services revenues are primarily derived from our managed treatment center, which we include in our condensed consolidated financial statements, are derived from charging fees directly to patients for treatment and are recorded when services are provided. Revenues from patients treated with our proprietary treatment program are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the treatment program. Revenues for other services are recognized when services are rendered.

Cost of Services

Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Healthcare services cost of services is recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-services basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

License and Management Services

Cost of license and management services primarily represents direct costs associated with providing care to patients that are incurred in connection with our managed treatment center. Costs are recognized in the periods in which medical treatment is provided. Such costs include, but are not limited to, direct labor costs, medical supplies and medications.

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.

For the six months ended June 30, 2013, one customer accounted for approximately 62% of revenues and three customers accounted for approximately 95% of accounts receivable.

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

Common equivalent shares, consisting of 13,768,381 incremental common shares as of June 30, 2013, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2013, we had 486,482 vested and unvested options outstanding and 1,281,281 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $49,000 and $117,000 for the three and six months ended June 30, 2013, compared with $771,000 and $1.6 million, respectively, for the same periods in 2012.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statements of operations subsequent to January 1, 2006. We account for share-based awards to employees and directors using the intrinsic value method under previous FASB rules, allowable prior to January 1, 2006. Under the intrinsic value method, no share-based compensation expense had been recognized in our condensed consolidated statements of operations for awards to employees and directors because the exercise price of our stock options equaled the fair market value of the underlying stock at the date of grant.

Share-based compensation expense recognized for employees and directors for the three and six months ended June 30, 2013, amounted to $47,000 and $94,000, compared with $654,000 and $1.3 million in 2012, respectively.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2013, there were no options granted to employees compared with the 0 and 5,000 options granted to employees at the weighted average per share exercise price of $0 and $4.40, respectively, granted during the same periods in 2012. Employee and director stock option activity for the three and six months ended June 30, 2013 are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	486,000	$26.46

Granted	-	$-
Canceled	(20,000)	$33.72

Balance March 31, 2013	466,000	$22.73

Granted	-	$-
Canceled	(1,000)	$39.37

Balance June 30, 2013	465,000	$22.69

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months June 30, 2013 and 2012, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2013, there was $139,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.27 years.

Stock Options and Warrants – Non-employees

We account for the issuance of options and warrants for services from non-employees by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, and expected life of the option or warrant, the expected volatility of our stock and the expected dividends.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

There were no options issued as compensation for consulting services for the three and six months ended June 30, 2013 and 2012, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $1,000 and $21,000 for the three and six months ended June 30, 2013, and $3,000 and $20,000 for the three and six months ended June 30, 2012, respectively.

Non-employee stock option activity for the three and six months ended June 30, 2013, are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	22,000	$48.97

Canceled	(1,000)	$1,953.03

Balance March 31, 2013	21,000	$45.72

Canceled	-	$-

Balance June 30, 2013	21,000	$45.72

Common Stock

In April 2013, we entered into securities purchase agreements (the “Agreements”) with several investors, including Crede CG II, LLC (“Crede”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and David Smith, an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “Offering”). The Agreements provide that in the event that we effectuate a reverse stock split of our common stock within 24 months of the closing date of the Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue additional shares of common stock (the “Adjustment Shares"). We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

There were no shares of common stock issued in exchange for various services or settlement of claims during the three and six months ended June 30, 2013 compared with the 300,000 shares valued at $69,000 for the same periods in 2012, respectively. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and six months ended June 30, 2013, share-based compensation expense relating to all common stock issued for consulting services was $1,000 and $21,000, compared with $114,000 and $235,000 for the same periods in 2012, respectively.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of June 30, 2013.  As such, we have not recorded a provision for income tax for the period ended June 30, 2013.  We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be recognized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2013 should be recognized.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to unobservable inputs (Level III). The three levels of the fair value hierarchy are described below:

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2013 for assets and liabilities measured at fair value:

	2013

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$175	$-	$-	$175
Total assets	$175	$-	$-	$175

Warrant liabilities	$-	$-	$16,428	$16,428
Total liabilities	$-	$-	$16,428	$16,428

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2013 represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked to market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2013:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2012	$14,658
Reclassification to equity	(129)
Change in fair value	(4,360)
Net realized gains (losses)	-
Balance as of March 31, 2013	$10,169
Reclassification to equity	(27)
Change in fair value	3,985
Net purchases (sales)	2,301
Net realized gains (losses)	-
Balance as of June 30, 2013	$16,428

Intangible Assets

As of June 30, 2013, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
Intellectual property	$1,940	$(962)	$978	8

During the three and six months ended June 30, 2013, we did not acquire any new intangible assets and at June 30, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. As of June 30, 2013, we had no intangible impairment. For the three and six months ended June 30, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. In addition, we revisited our intentions to continue doing business internationally and concluded that we would not be pursuing any international opportunities at that time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2013 (6 months)	$70
2014	$140
2015	$140
2016	$140
2017	$140

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

Management Services Agreement

We have an executed MSA with a medical professional corporation and related treatment center. Under the MSA, we license to the treatment center the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

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

In addition, we provide office space to the treatment center on a non-exclusive basis, and we are responsible for all costs associated with rent and utilities. The treatment center pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center's obligations, including physician fees and medical group employee compensation.

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand or upon termination of the MSA. At June 30, 2013, there was one outstanding credit facility under which $12.7 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our condensed consolidated balance sheets at June 30, 2013 and December 31, 2012, are as follows:

(in thousands)	June 30, 2013	(audited) December 31, 2012
Cash and cash equivalents	$14	$11
Receivables, net	31	19
Total assets	$45	30

Accounts payable	13	15
Note payable to Catasys, Inc.	12,692	12,267
Total liabilities	$12,705	12,282

Warrant Liabilities

In April 2013, we entered into the Agreements with several investors relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “Offering”). The Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

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

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2013, we recognized a non-operating loss of $4.0 million and a non-operating gain of $376,000, respectively, compared with a non-operating gain of $2.3 million and $2.3 million for the same periods in 2012, respectively, related to the revaluation of our warrant liabilities.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet.

Note 3. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and six months ended June 30, 2013 and 2012. Summary financial information for our two reportable segments are as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Healthcare services
Revenues	$107	$86	$206	$126
Loss before provision for income taxes	$(6,227)	$(1,777)	(3,365)	(4,780)
Assets *	2,103	1,789	2,103	1,789

License and management services
Revenues	$26	$43	$62	$96
Loss before provision for income taxes	$(246)	$(459)	(493)	(836)
Assets *	1,263	1,687	1,263	1,687

Consolidated continuing operations
Revenues	$133	$129	$268	$222
Loss before provision for income taxes	$(6,473)	(2,236)	(3,858)	(5,616)
Assets *	3,366	3,476	3,366	3,476

* Assets are reported as of June 30.

Healthcare Services

Catasys’ integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management, case management and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate, monthly fee basis, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We are operating our programs in Kansas, Massachusetts, Louisiana, and Oklahoma. In 2013, we signed two agreements with national health plans to provide services to their members in New Jersey and Kentucky, Ohio, West Virginia and Indiana, respectively. Implementation is under way and we expect to commence enrollment during the third quarter of 2013.

The following table summarizes the operating results for Healthcare Services for the three and six months ended June 30, 2013 and 2012:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$107	$86	$206	$126

Operating Expenses
Cost of healthcare services	$148	$153	$292	$292
General and administrative expenses
Salaries and benefits	945	1,519	1,958	3,088
Other expenses	481	382	916	1,131
Depreciation and amortization	6	6	11	8
Total operating expenses	$1,580	$2,060	$3,177	$4,519

Loss from operations	$(1,473)	$(1,974)	$(2,971)	$(4,393)
Interest expense	(770)	(2,075)	(770)	(2,696)
Change in fair value of warrant liabilities	(3,984)	2,272	376	2,309
Loss before provision for income taxes	$(6,227)	$(1,777)	$(3,365)	$(4,780)

License and Management Services

Our license and management services segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services.

The following table summarizes the operating results for License and Management Services for the three and six months ended June 30, 2013 and 2012:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues
U.S. licensees	$-	$6	$6	$14
Managed treatment centers	26	37	56	82
Total license and management revenues	$26	$43	$62	$96

Operating expenses
Cost of license and management services	$55	$63	$115	$128
General and administrative expenses
Salaries and benefits	119	160	244	315
Other expenses	61	53	118	150
Impairment losses	-	155	-	189
Depreciation and amortization	37	71	78	150
Total operating expenses	$272	$502	$555	$932

Loss from operations	$(246)	$(459)	$(493)	$(836)
Interest expense	-	-	-	-
Loss before provision for income taxes	$(246)	$(459)	$(493)	$(836)

Note 4. Receivable – Related Party

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and CEO, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of June 30, 2013 and December 31, 2012 was $237,000 and $173,000, respectively. We have received approximately $81,000 in payments through June 30, 2013.

Crede, an affiliate of our Chairman and CEO, and David Smith, an affiliate of the Company, participated in our April 2013 Offering. They received approximately 2,055,715 shares of common stock and warrants to purchase an aggregate 2,055,715 shares of common stock at a price of $0.70 per share, for gross proceeds of approximately $1.4 million.

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

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012, and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans, employers and unions to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  We also have a company managed psychiatry practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis out of our offices and via telephonic psychiatry.

Operations

We have launched our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, and Oklahoma. In March 2013, we signed a national agreement with a national health plan to provide the OnTrak program to their commercial members starting in New Jersey. In June 2013 we signed an agreement with a national health plan to provide services to their individually enrolled Medicare Advantage members in New Jersey, Ohio, West Virginia, Kentucky, and Indiana. Implementation is under way and we expect to commence enrollment for both new contracts by the end of the third quarter of 2013, however as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. Together these two contracts are expected to more than quadruple the number of members covered by our OnTrak programs. We believe that our Catasys offerings will address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate, monthly fee or fee-for-service basis , which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

        We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (dba The Center to Overcome Addiction).  We manage the business components of the professional medical corporation and license a proprietary treatment program in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In July 2012, we moved the professional medical corporation offices into our corporate offices, which reduced operating expenses, and as of August 2013 the majority of services are being delivered telephonically.  We are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and six months ended June 30, 2013 and 2012:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Healthcare services revenues	$107	$86	$206	$126
License and management services revenues	26	43	62	96
Total revenues	133	129	268	222

Operating expenses
Cost of healthcare services	203	217	407	421
General and administrative	1,607	2,113	3,236	4,683
Impairment losses	-	155	-	189
Depreciation and amortization	42	77	89	158
Total operating expenses	1,852	2,562	3,732	5,451

Loss from operations	(1,719)	(2,433)	(3,464)	(5,229)

Interest expense	(770)	(2,075)	(770)	(2,696)
Change in fair value of warrant liability	(3,984)	2,272	376	2,309
Loss before provision for income taxes	(6,473)	(2,236)	(3,858)	(5,616)
Provision for income taxes	1	23	3	16
Net Loss	$(6,474)	$(2,259)	$(3,861)	$(5,632)

Basic and diluted net loss per share:*
Net loss per share*	$(0.47)	$(0.44)	$(0.30)	$(1.33)

Weighted number of shares outstanding*	13,918	5,096	12,993	4,243

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Summary of Consolidated Operating Results

The net loss from continuing operations before provision for income taxes was $6.5 million and $3.9 million during the three and six months June 30, 2013, compared with a net loss of $2.2 million and $5.6 million for the same period in 2012, respectively. The difference is primarily due to a decrease in the fair value of warrants from a gain of $2.3 million to a loss of $4.0 million for the three months ended June 30, 2013 and 2012, respectively, and a gain of $2.3 million to a gain of $376,000 for the six months ended June 30, 2013 and 2012, respectively. These were offset by a decrease in operating expenses of $710,000 and $1.7 million for the three and six months ended June 30, 2013 and 2012, respectively, and a decrease in interest expense of $1.3 million and $1.9 million for the same periods.

Revenues

As of June 30, 2013, five health plan contracts were operational covering a significant increase in the number of patient’s being treated during the same period in 2012. In the second quarter of 2013 and the six months ended June 30, 2013, enrollment increased 103% and 66%, respectively, over the same periods in 2012. As a result, recognized revenue for our healthcare services segment increased by 24% and 63%, or $21,000 and $80,000, for the three and six months ended June 30, 2013, compared with the same period in 2012.  In addition, most of our revenues related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rate, recognized ratably over the period of enrollment.  Deferred revenue was $503,000 at June 30, 2013, which if we were able to recognize, would have increased healthcare services revenue to $709,000, or 463%, compared with the same period in 2012.

Revenues decreased by $17,000 and $34,000 for the license and management services segment, for the three and six months June 30, 2013, compared with the same periods in 2012 due to a decrease in number of patient visits at the managed physician practice due to the move of the treatment office, as well as continuing decreased resources allocated to the practice. We anticipate that revenue associated with this segment will continue to decrease as we continue to focus on our healthcare services segment and the practice transitions to primarily a tele-psychiatry practice.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims.  The decrease of $14,000 for the three and six months ended June 30, 2013, compared with the same periods in 2012, relates primarily to the mix in members treated and the transition to a new claims processor.

General and Administrative Expenses

Total general and administrative expense decreased by $506,000 and $1.4 million for the three and six months ended June 30, 2013, compared with the same periods in 2012, respectively. The decrease was primarily related to a reduction in salaries and benefits due to lower share-based compensation expense as a result of a majority of our stock options becoming fully vested at the end of 2012.

Impairment Losses

We had no impairment losses during the first half of 2013 compared with $189,000 in impairment charges related to intellectual property for the same period in 2012.

There was no impairment loss related to property plant and equipment for the three and six months June 30, 2013 and 2012.

Interest Expense

Interest expense decreased by $1.3 million and $1.9 million for the three and six months June 30, 2013, respectively, compared with the same period in 2012 due to the conversion of note payables to equity that occurred in April 2012.

Change in fair value of warrant liability

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants decreased by $6.3 million and $1.9 million for the three and six months June 30, 2013, compared with the same periods in 2012.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 13, 2013, we had a balance of approximately $1.1 million cash on hand. We had working capital deficit of approximately $2.1 million at June 30, 2013. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into October 2013, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate. We are in need to obtain additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

We have a related party receivable from Xoftek, Inc., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $237,000 at June 30, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing fees from existing contracts, successfully implementing and enrolling members under our two new contracts, and signing and generating fees from additional contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Oklahoma, and Massachusetts. In March 2013, we signed a national agreement with a national health plan to provide the OnTrak program to their commercial members starting in New Jersey. In June 2013, we signed an agreement with a national health plan to provide services to their individually enrolled Medicare Advantage members in New Jersey, Ohio, West Virginia, Kentucky, and Indiana. Implementation is under way and we expect to commence enrollment for both new contracts by the end of the third quarter of 2013, however as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. We are generating fees from the launched programs, we increased fees during the first half of 2013 over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year. However, there can be no assurance that we will generate such fees. In addition, we have continued to seek areas to reduce our operating expenses.

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

Cash Flows

Cash used for continuing operating activities was $3.1 million during the six months ended June 30, 2013 and June 30, 2012, respectively. Significant non-cash adjustments to operating activities for the six months ended June 30, 2013 included share-based compensation expense of $117,000, depreciation and amortization of $89,000, amortization of debt discount of $796,000, and a fair value adjustment on warrant liability of $376,000.

Capital expenditures for the six months ended June 30, 2013 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $1.6 million for the six months ended June 30, 2013, compared with net cash provided by financing activities of $3.5 million for the six months ended June 30, 2012. Cash provided by financing activities for the six months ended June 30, 2013 consisted of the exercise of warrants during the first quarter of 2013 and the net proceeds from the securities offerings in April 2013, leaving a balance of $1.6 million in cash and cash equivalents at June 30, 2013.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2013, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to the fair value of warrants, share-based compensation expense, and the impairment assessment for intangible assets involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months June 30, 2013, we recognized a non-operating loss of $4.0 million and a gain of $376,000, compared with a non-operating gain of $2.3 million and $2.3 million for the same periods in 2012, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. Based on the 2012 assumptions used for the Black-Scholes pricing model, a 50% increase in stock price volatility would have increased the fair values of options by approximately 25%. The weighted average expected option term for the three and six months ended June 30, 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2013.

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

During the three and six months ended June 30, 2013, we did not acquire any new intangible assets and at June 30, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. As of June 30, 2013, we had no intangible impairment. For the three and six months ended June 30, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. In addition, we revisited our intentions to continue doing business internationally and concluded that we would not be pursuing any international opportunities at that time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of ASU 2013-11 on our balance sheet.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others. In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses. In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others. Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling. The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried. The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011. In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein. In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage. The Company filed a demurrer related to the fourth amended complaint in September 2011. At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage. In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses. In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012. Plaintiffs filed a notice of appeal on December 10, 2012. On March 26, 2013, Plaintiffs filed their opening brief in the Court of Appeal. The Company’s response was due on May 20, 2013 and we are waiting on the court of appeal to schedule an oral argument. The Company has had very limited settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

4.1	Form of Warrant, dated April 10, 2013 (incorporated by reference form our Current Report on Form 8-K filed on April 15, 2013).
10.1	Form of Securities Purchase Agreement, dated April 10, 2013 (incorporated by reference from our Current Report on Form 8-K filed on April 15, 2013).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: August 14, 2013	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2013	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)