Form 10-Q
period 2013-09-30
CATASYS, INC.
filed 2013-11-13
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes☑          No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐            No☑

As of November 13, 2013, there were 18,835,571 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	(unaudited) September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash and cash equivalents	$422	$3,153
Receivables, net of allowance for doubtful accounts of $9 and $0, respectively	113	69
Receivables from related party	269	173
Prepaids and other current assets	119	227
Total current assets	923	3,622
Long-term assets
Property and equipment, net of accumulated depreciation of $4,501 and $4,668, respectively	44	59
Intangible assets, net of accumulated amortization of $995 and $892, respectively	945	1,048
Deposits and other assets	175	205
Total Assets	$2,087	$4,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,268	$1,642
Accrued compensation and benefits	1,217	958
Deferred revenue	667	278
Other accrued liabilities	1,314	1,120
Total current liabilities	4,466	3,998
Long-term liabilities
Deferred rent and other long-term liabilities	-	18
Capital leases	18	18
Warrant liabilities	14,196	14,658
Total Liabilities	18,680	18,692

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 14,285,569 and 12,022,853 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	2	1
Additional paid-in-capital	209,121	208,776
Accumulated deficit	(225,716)	(222,535)
Total Stockholders' deficit	(16,593)	(13,758)
Total Liabilities and Stockholders' Deficit	$2,087	$4,934

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Healthcare services revenues	$109	$100	$315	$226
License and management services revenues	21	40	83	136
Total revenues	130	140	398	362

Operating expenses
Cost of services	221	197	628	618
General and administrative	1,415	1,946	4,651	6,629
Impairment losses	-	-	-	189
Depreciation and amortization	42	69	131	227
Total operating expenses	1,678	2,212	5,410	7,663

Loss from operations	(1,548)	(2,072)	(5,012)	(7,301)

Interest and other income	-	-	-	-
Interest expense	(1)	(1)	(771)	(2,697)
Change in fair value of warrant liability	2,231	1,818	2,607	4,127
Income/(Loss) from operations before provision for income taxes	682	(255)	(3,176)	(5,871)
Provision for income taxes	2	2	5	18
Net Income/(Loss)	$680	$(257)	$(3,181)	$(5,889)

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$0.05	$(0.04)	$(0.24)	$(1.23)

Basic weighted number of shares outstanding*	14,286	5,908	13,429	4,802

Diluted net income (loss) per share*	$0.04	$(0.04)	$(0.24)	$(1.23)

Diluted weighted number of shares outstanding*	19,364	5,908	13,429	4,802

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net loss	$(3,181)	$(5,889)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	131	227
Amortization of debt discount and issuance costs included in interest expense	769	2,681
Provision for doubtful accounts	9	(4)
Share-based compensation expense	165	1,963
Fair value adjustment on warrant liability	(2,607)	(4,127)
Impairment losses	-	189
(Gain) or loss on disposition of assets	-	(1)
Changes in current assets and liabilities:
Receivables	(149)	(40)
Prepaids and other current assets	137	24
Deferred revenue	389	221
Accounts payable and other accrued liabilities	57	229
Net cash used in operating activities	$(4,280)	$(4,527)

Investing activities:
Deposits and other assets	$-	$(3)
Net cash used in investing activities	$-	$(3)

Financing activities:
Proceeds from the issuance of common stock and warrants	$1,535	$4,287
Proceeds from the exercise of warrants	23	-
Proceeds from financing notes	-	975
Capital lease obligations	(9)	(7)
Net cash provided by financing activities	$1,549	$5,255

Net increase (decrease) in cash and cash equivalents	$(2,731)	$725
Cash and cash equivalents at beginning of period	3,153	771
Cash and cash equivalents at end of period	$422	$1,496

Supplemental disclosure of cash paid
Income taxes	$37	$93
Supplemental disclosure of non-cash activity
Common stock issued for converson of debt	$-	$975
Common stock issued for services	$-	$309
Common stock issued for exercise of warrants	$156	$-
Beneficial conversion feature related to financing	$-	$253
Property and equipment acquired through capital leases and other financing	$13	$31

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2012 balance sheet have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2013, cash and cash equivalents amounted to $422,000 and we had a working capital deficit of approximately $3.5 million. In October 2013, we closed on a financing of approximately $2.6 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2013, our cash used in operating activities amounted to $4.3 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2013, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on our increasing fees from existing contracts and signing and generating fees from new and existing contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We operated our programs in Kansas, Louisiana, Massachusetts, and Oklahoma during the third quarter of 2013. In 2013, we signed two agreements with national health plans to provide services to their members in New Jersey and Ohio, West Virginia, Kentucky, and Indiana, respectively. We commenced enrollment for Humana, one of the national insurers in the fourth quarter of 2013, and we expect to continue to expand enrollment with Humana and commence enrollment with the other national insurer during the fourth quarter of 2013. During the nine months ending September 30, 2013, we have generated increased fees from our launched programs over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year both from existing programs and the contracts we signed in 2013. In addition, we are involved in contract negotiations with other potential customers that we expect to sign in the fourth quarter. However, there can be no assurance that we will generate such fees or sign additional contracts. We continue to look for areas to reduce our operating expenses.

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

License and Management Services

Our license and management services revenues are primarily derived from our managed treatment center, which we include in our condensed consolidated financial statements, and which are derived from charging fees directly to patients for treatment and are recorded when services are provided. Revenues from patients treated with our proprietary treatment program are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the treatment program. Revenues for other services are recognized when services are rendered.

Cost of Services

Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Healthcare services cost of services is recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-services basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the eOnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

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

For the nine months ended September 30, 2013, one customer accounted for approximately 64% of revenues and three customers accounted for approximately 91% of accounts receivable.

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

Common equivalent shares, consisting of 5,077,669 incremental common shares for the three months ended September 30, 2013, issuable upon the exercise of stock options and warrants have been included in the diluted earnings per share calculation. These shares have not been included for the three and nine month ended September 30, 2012 or the nine months ended September 2013 because their effect is anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2013	2012	2013	2012

Numerator

Net income (loss)	$680	$(257)	$(3,181)	$(5,889)

Denominator

Weighted-average common shares outstanding	14,286	5,908	13,429	4,802

Shares used in calculation - basic	14,286	5,908	13,429	4,802

Shares issuable for stock options and warrants	5,078	-	-	-

Shares used in calculation - diluted	19,364	5,908	13,429	4,802

Net income (loss) per share

Basic	$0.05	$(0.04)	$(0.24)	$(1.23)

Diluted	$0.04	$(0.04)	$(0.24)	$(1.23)

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended, (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2013, we had 482,177 vested and unvested shares outstanding and 1,285,586 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $48,000 and $165,000 for the three and nine months ended September 30, 2013, compared with $371,000 and $2.0 million, respectively, for the same periods in 2012.

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

Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2013, was $47,000 and $141,000, compared with $273,000 and $1.6 million for the same periods in 2012, respectively.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2013, there were no options granted to employees, compared with 0 and 50,000 options granted to employees at the weighted average per share exercise price of $0.00 and $0.44, for the same periods in 2012, respectively. All of the options were issued at the fair market value of our common stock on the date of grant. Employee and director stock option activity for the three and nine months ended September 30, 2013 are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	486,000	$26.46

Granted	-	$-
Canceled	(20,000)	$33.72

Balance March 31, 2013	466,000	$22.73

Granted	-	$-
Canceled	(1,000)	$39.37

Balance June 30, 2013	465,000	$22.69

Granted	-	$-
Canceled	(4,000)	$379.44

Balance September 30, 2013	461,000	$19.59

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2013 and 2012, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2013, there was $92,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.94 years.

Stock Options and Warrants – Non-employees

We account for the issuance of options and warrants for services from non-employees for services by estimating the fair value of warrants issued using the Black-Scholes pricing model. This model’s calculations include the option or warrant exercise price, the market price of shares on grant date, the weighted average risk-free interest rate, the expected life of the option or warrant, and the expected volatility of our stock and the expected dividends.

For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.

There were no options issued to non-employees for the three and nine months ended September 30, 2013 and 2012, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees amounted to $1,000 and $23,000 for the three and nine months ended September 30, 2013, and $61,000 and $81,000 for the three and nine months ended September 30, 2012, respectively.

Non-employee stock option activity for the three and nine months ended September 30, 2013, are as follows:

	Shares	Weighted Avg. Exercise Price
Balance December 31, 2012	22,000	$48.97

Canceled	(1,000)	$1,953.03

Balance March 31, 2013	21,000	$45.72

Canceled	-	$-

Balance June 30, 2013	21,000	$45.72

Canceled	-	$-

Balance September 30, 2013	21,000	$28.40

Common Stock

In April 2013, we entered into securities purchase agreements (the “April Agreements”) with several investors, including Crede CG II, LLC (“Crede”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”), an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Agreements provide that in the event that we effectuate a reverse stock split of our common stock within 24 months of the closing date of the April Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue additional shares of common stock (the “Adjustment Shares”). We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

There were no shares of common stock issued in exchange for various services or settlement of claims during the three and nine months ended September 30, 2013, compared with 0 and 312,500 valued at $0 and $72,000, for the same period in 2012, respectively. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and nine months ended September 30, 2013, share-based compensation expense relating to all common stock issued for consulting services was $1,000 and $23,000 compared with $61,000 and $81,000, for the same periods in 2012, respectively.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of September 30, 2013.  As such, we have not recorded a provision for income tax for the period ended September 30, 2013.  We utilize the liability method of accounting for income taxes as set forth in ASC 740. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2013 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2013 for assets and liabilities measured at fair value:

	2013

(in thousands)
	Level I	Level II	Level III	Total
Certificates of deposit	$175	$-	$-	$175
Total assets	$175	$-	$-	$175

Warrant liabilities	$-	$-	$14,196	$14,196
Total liabilities	$-	$-	$14,196	$14,196

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2013, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2013:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2012	$14,658
Reclassification to equity	(129)
Change in fair value	(4,360)
Net realized gains (losses)	-
Balance as of March 31, 2013	$10,169
Reclassification to equity	(27)
Change in fair value	3,985
Net purchases (sales)	2,301
Net realized gains (losses)	-
Balance as of June 30, 2013	$16,428
Reclassification to equity	-
Change in fair value	(2,232)
Net purchases (sales)	-
Net unrealized gains (losses)	-
Balance as of September 30, 2013	$14,196

Intangible Assets

As of September 30, 2013, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Balance	Amortization Period (in years)
Intellectual property	$1,940	$(995)	$945	8

During the three and nine months ended September 30, 2013, we did not acquire any new intangible assets and at September 30, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and nine months ended September 30, 2013. We had no intangible impairment for the three months ended September 30, 2012 and $189,000 for the nine months ended September 30, 2012.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2013 (3 months)	$33
2014	$132
2015	$132
2016	$132
2017	$132

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand or upon termination of the MSA. At September 30, 2013, there was one outstanding credit facility under which $12.9 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, are as follows:

(in thousands)	September 30, 2013	(audited) December 31, 2012
Cash and cash equivalents	$3	$11
Receivables, net	25	19
Total assets	$28	30

Accounts payable	13	15
Note payable to Catasys, Inc.	12,904	12,267
Total liabilities	$12,917	12,282

Warrant Liabilities

In April 2013, we entered into the April Agreements with several investors relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

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

For the three and nine months ended September 30, 2013, we recognized a non-operating gain of $2.2 million and $2.6 million, compared with a non-operating gain of $1.8 million and $4.1 million for the same periods in 2012, respectively, related to the revaluation of our warrant liabilities.

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

Note 3. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three and nine months ended September 30, 2013 and 2012. Summary financial information for our two reportable segments are as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Healthcare services
Revenues	$109	$100	$315	$226
Income (loss) before provision for income taxes	$924	$66	$(2,441)	$(4,714)
Assets *	1,117	2,068	1,117	2,068

License and management services
Revenues	$21	$40	$83	$136
Loss before provision for income taxes	$(242)	$(321)	$(735)	$(1,157)
Assets *	970	1,603	970	1,603

Consolidated continuing operations
Revenues	$130	$140	$398	$362
Income (loss) before provision for income taxes	$682	$(255)	$(3,176)	$(5,871)
Assets *	2,087	3,671	2,087	3,671

* Assets are reported as of September 30.

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

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate, monthly fee basis, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We are operating our programs in Kansas, Massachusetts, Louisiana, and Oklahoma. In 2013, we signed two agreements with national health plans to provide services to their members in New Jersey and Kentucky, Ohio, West Virginia, and Indiana, respectively. We have launched enrollment in Kentucky and West Virginia in October 2013 and expect to commence enrollment in the remaining states by the end of the fourth quarter of 2013.

The following table summarizes the operating results for Healthcare Services for the three and nine months ended September 30, 2013 and 2012:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$109	$100	$315	$226

Operating Expenses
Cost of healthcare services	$162	$135	$454	$427
General and administrative expenses
Salaries and benefits	916	1,187	2,874	4,275
Other expenses	330	531	1,246	1,662
Depreciation and amortization	7	(2)	18	6
Total operating expenses	$1,415	$1,851	$4,592	$6,370

Loss from operations	$(1,306)	$(1,751)	$(4,277)	$(6,144)
Interest and other income	-	-	-	-
Interest expense	(1)	(1)	(771)	(2,697)
Change in fair value of warrant liabilities	2,231	1,818	2,607	4,127
Income/(loss) before provision for income taxes	$924	$66	$(2,441)	$(4,714)

License and Management Services

Our license and management services segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services.

The following table summarizes the operating results for License and Management Services for the three and nine months September 30, 2013 and 2012:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues
U.S. licensees	$-	$-	$6	$14
Managed treatment center	21	40	77	122
Total license and management revenues	$21	$40	$83	$136

Operating expenses
Cost of license and management services	$59	$63	$174	$191
General and administrative expenses
Salaries and benefits	114	150	358	465
Other expenses	55	77	173	227
Impairment losses	-	-	-	189
Depreciation and amortization	35	71	113	221
Total operating expenses	$263	$361	$818	$1,293

Loss from operations	$(242)	$(321)	$(735)	$(1,157)
Interest and other income	-	-	-	-
Interest expense	-	-	-	-
Loss before provision for income taxes	$(242)	$(321)	$(735)	$(1,157)

Note 4. Related Party Disclosure

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and Chief Executive Officer (“CEO”), to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of September 30, 2013 and December 31, 2012 was $269,000 and $173,000, respectively. We have received approximately $81,000 in payments through September 30, 2013.

Crede, an affiliate of our Chairman and CEO, and Shamus, an affiliate of the Company, participated in our April 2013 Offering. They received approximately 2,055,715 shares of common stock and warrants to purchase an aggregate 2,055,715 shares of common stock at a price of $0.70 per share, for gross proceeds of approximately $1.4 million.

Note 5. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Note 6. Subsequent Events

In October 2013, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, an affiliate of the Company, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock, and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million. The October Warrants expire in October 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the October Warrants, the exercise price of the October Warrants will be reduced to such lower price, subject to customary exceptions.

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

In November 2013, we signed an office lease for new corporate offices located in Los Angeles, California.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2012 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans and other third party payors to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees.  The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs by improving member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  We also have a company managed psychiatry practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis out of our offices and via telephonic psychiatry.

Operations

In the third quarter of 2013 we are operating our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, and Oklahoma. In March 2013, we signed a national agreement with a national health plan to provide the OnTrak program to their commercial members starting in New Jersey. In June 2013, we signed an agreement with a national health plan to provide services to their individually enrolled Medicare Advantage members in Ohio, West Virginia, Kentucky, and Indiana. Implementation is under way and we have launched enrollment in Kentucky and West Virginia in October 2013 and we expect to commence enrollment in the remaining states by the end of the fourth quarter of 2013. However as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. Together these two contracts are expected to more than quadruple the number of members covered by our OnTrak programs. We believe that our Catasys offerings address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate, monthly fee or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (dba The Center to Overcome Addiction).  We manage the business components of the professional medical corporation and license a proprietary treatment program in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities. In July 2012, we moved the professional medical corporation offices into our corporate offices, which reduced operating expenses, and as of November 2013 the majority of services are being delivered telephonically.  We expect revenues associated with the treatment centers to continue to decline and are currently evaluating and considering additional actions to streamline our operations that may impact the managed treatment center.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three and nine months ended September 30, 2013 and 2012:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Healthcare services revenues	$109	$100	$315	$226
License and management services revenues	21	40	83	136
Total revenues	130	140	398	362

Operating expenses
Cost of services	221	197	628	618
General and administrative	1,415	1,946	4,651	6,629
Impairment losses	-	-	-	189
Depreciation and amortization	42	69	131	227
Total operating expenses	1,678	2,212	5,410	7,663

Loss from operations	(1,548)	(2,072)	(5,012)	(7,301)

Interest and other income	-	-	-	-
Interest expense	(1)	(1)	(771)	(2,697)
Change in fair value of warrant liability	2,231	1,818	2,607	4,127
Income/(Loss) from operations before provision for income taxes	682	(255)	(3,176)	(5,871)
Provision for income taxes	2	2	5	18
Net Income/(Loss)	$680	$(257)	$(3,181)	$(5,889)

Basic and diluted net income (loss) per share:*
Basic net income (loss) per share*	$0.05	$(0.04)	$(0.24)	$(1.23)
Basic weighted number of shares outstanding*	14,286	5,908	13,429	4,802
Diluted net income (loss) per share*	$0.04	$(0.04)	$(0.24)	$(1.23)
Diluted weighted number of shares outstanding*	19,364	5,908	13,429	4,802

*	The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Summary of Consolidated Operating Results

We had a net income from continuing operations before provision for income taxes of $682,000 and a net loss of $257,000 for the three months ended September 30, 2013 and 2012, respectively. The difference primarily relates to the increase in the gain on the fair value of warrants of $413,000 and the decrease in operating expense of $534,000. We had a $3.2 million and $5.9 million loss from continuing operations before provision for income tax for the nine months ended September 30, 2013 and 2012. The reduction in net loss primarily relates to the decrease in operating expenses of $2.3 million, the reduction of interest expense of $1.9 million, offset by a decrease in the gain on the fair value of warrants of $1.5 million.

Revenues

As of September 30, 2013, five healthcare services contracts were operational covering a significant increase in the number of patient’s being treated during the same period in 2012. In the three and nine months ended September 30, 2013, enrollment increased 133% and 82%, respectively, over the same periods in 2012. As a result, recognized revenue for our healthcare services segment increased by 9% and 39%, or $9,000 and $89,000, for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.  In addition, most of our fees related to these contracts are initially recorded to deferred revenue as the revenues are subject to performance guarantees, or for contracts on a case rate basis, recognized ratably over the period of enrollment. Deferred revenue was $667,000 and $278,000 as of September 30, 2013 and 2012, respectively, which reflects the increasing enrollment. If we were able to recognize this revenue, we would have increased healthcare services revenue by $478,000 for the nine months ended September 30, 2013, or 95%, compared with the same period in 2012.

Revenues decreased by $19,000 and $53,000 for the license and management services segment, for the three and nine months September 30, 2013, respectively, compared with the same periods in 2012 due to a decrease in number of patient visits at the managed physician practice primarily related to the move of the treatment office as well as continuing to decrease resources allocated to the practice. We anticipate that revenue associated with this segment will continue to decrease as we continue to focus on our healthcare services segment.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims.  The increase of $24,000 and $10,000 for the three and nine months ended September 30, 2013, compared with the same periods in 2012, relates primarily to the increase in members being treated, the mix in members treated, and the addition of more care coaches to our staff.

General and Administrative Expenses

Total general and administrative expense decreased by $531,000 and $2.0 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012. The decrease was due primarily to a reduction in share-based compensation expense as a result of a majority of our stock options becoming fully vested at the end of 2012.

Impairment Losses

We had no impairment losses during the first nine months of 2013 compared with $189,000 in impairment charges related to intellectual property for the same period in 2012.

There was no impairment loss related to property plant and equipment for the three and nine months ended September 30, 2013 and 2012.

Interest Expense

Interest expense was flat for the three months ended September 30, 2013 and decreased by $1.9 million for the nine months ended September 30, 2013 compared with the same period in 2013 due to the conversion of note payables to equity that occurred in April 2012.

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

The change in fair value of the warrants increased by $413,000 and decreased by $1.5 million for the three and nine months ended September 30, 2013, respectively, compared with the same periods in 2012.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of November 13, 2013, we had a balance of approximately $2.1 million cash on hand. We had working capital deficit of approximately $3.5 million at September 30, 2013. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into the second quarter of 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate.

In April 2013, we entered into securities purchase agreements with several investors, including Crede CG II, Ltd., an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC, an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock, and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of Common Stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1,535,000. The April Warrants expire in April 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions.

In October 2013, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd., an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus LLC, an affiliate of the Company, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock, and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million. The October Warrants expire in October 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the October Warrants, the exercise price of the October Warrants will be reduced to such lower price, subject to customary exceptions.

We have a related party receivable from Xoftek, Inc., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $269,000 at September 30, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing fees from existing contracts, successfully implementing and enrolling members under our two new contracts, and signing and generating fees from additional contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are currently operating our programs in Kansas, Kentucky, Louisiana, Oklahoma, Massachusetts, and West Virginia. In March 2013, we signed a national agreement with a national health plan to provide the OnTrak program to their commercial members starting in New Jersey. In June 2013, we signed an agreement with a national health plan to provide services to their individually enrolled Medicare Advantage members in Ohio, West Virginia, Kentucky, and Indiana. Implementation is under way and we expect to commence enrollment for both new contracts by the end of the fourth quarter of 2013, however as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. We are generating fees from the launched programs, we have increased fees during the first nine months of 2013 over the same period in the prior year, and we expect to continue to increase enrollment and fees from our programs throughout this year. However, there can be no assurance that we will generate such fees. In addition, we have continued to seek areas to reduce our operating expenses.

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

Cash Flows

We used $4.3 million of cash for continuing operating activities during the nine months September 30, 2013 compared with $4.5 million in 2012. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2013 included share-based compensation expense of $165,000, depreciation and amortization of $131,000, amortization of debt discount of $769,000, and a fair value adjustment on warrant liability of $2.6 million.

Capital expenditures for the nine months ended September 30, 2013 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with our marketing efforts, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $1.5 million for the nine months ended September 30, 2013, compared with net cash provided by financing activities of $5.3 million for the nine months ended September 30, 2012. Cash provided by financing activities for the nine months ended September 30, 2013 consisted of the exercise of warrants during the first quarter of 2013 and the net proceeds from the securities offerings in April 2013, leaving a balance of $422,000 in cash and cash equivalents at September 30, 2013.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2013, we had no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

The discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. We base our estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. On an on-going basis, we evaluate the appropriateness of our estimates and we maintain a thorough process to review the application of our accounting policies. Our actual results may differ from these estimates.

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies specific to the fair value of warrants, share-based compensation expense, and the impairment assessment for intangible assets, involve our most significant judgments and estimates that are material to our condensed consolidated financial statements. They are discussed further below.

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

For the three and nine months ended September 30, 2013, we recognized a non-operating gain of $2.2 million and $2.6 million, compared with a non-operating gain of $1.8 million and $4.1 million for the same period in 2012, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three and nine months ended September 30, 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continued to provide services to us, their options continued to vest in accordance with the original terms. Due to the change in classification of the option awards, the options were considered modified at the date of termination. The modifications were treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options were no longer accounted for as employee awards and were accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2013.

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

During the three and nine months ended September 30, 2013, we did not acquire any new intangible assets and as of September 30, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and nine months ended September 30, 2013. We had no intangible impairment for the three months ended September 30, 2012 and $189,000 for the nine months ended September 30, 2012

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing and annualized amounts of expected revenue.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which the Company had acquired certain assets, and a number of other additional individuals and entities, including the Company, the Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against the Company, Mr. Peizer, and others. In August 2007, the Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses. In June 2008, the Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of the Company and Mr. Peizer, among others. Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling. The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried. The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011. In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein. In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage. The Company filed a demurrer related to the fourth amended complaint in September 2011. At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage. In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses. In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012. Plaintiffs filed a notice of appeal on December 10, 2012. The appeal has been fully briefed and an oral argument has been scheduled for December 11, 2013. The Company has had very limited settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

In November 2013, we signed an office lease for new corporate offices located in Los Angeles, California.

Item 6.     Exhibits

Exhibit 10.1	Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC, dated November 6, 2013.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: November 13, 2013	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2013	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)