Form 10-K
period 2013-12-31
CATASYS, INC.
filed 2014-03-31
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

11601 Wilshire Boulevard, Suite 950

Los Angeles, California 90025

(Address of principal executive offices, including zip code)

(310) 444-4300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.0001 Per Share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐	No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes☐	No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☑	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes☑	No ☐

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
[Do not check if a smaller reporting company]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No ☑

As of the last business day of the registrant’s most recently completed fiscal year, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $2,588,759 based on the $1.01 closing bid price of the common stock on the OTC Bulletin Board on that date.

As of March 28, 2014, there were 20,559,712 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2013

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

Overview

We are a healthcare services company, providing specialized health services designed to assist health plans and other third party payors to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak program was designed to address substance dependence as a chronic disease. The program seeks to lower costs by improving member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We also have a company managed psychiatry practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis.

We have not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Only a treating physician can determine if our OnTrak program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined above and in Item 1.A “Risk Factors.”

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

Our Market

The true impact of substance dependence is often under-identified by organizations that provide healthcare benefits. The reality is that substance dependent individuals:

●	are prevalent in any organization;

●	cost health plans and employers a disproportionate amount of money;

●	have higher rates of absenteeism and lower rates of productivity; and

●	have co-morbid medical conditions which incur increased costs for the treatment of these conditions compared to a non-substance dependent population.

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

According to the U.S. Census Bureau in 2011, there were over 197 million lives in the United States covered by various private managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $25,500, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

Our Solution: OnTrak

OnTrak™

Our OnTrak program combines evidence based medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat members with substance dependence to improve member health and lower the overall costs of these members. We believe the benefits of Catasys include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

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

Our OnTrak program includes the following components: identification of impactable members, member engagement, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web based clinical information platform (eOnTrak).

We assist health plans to identify those members who incur significant costs and may be appropriate for enrollment into OnTrak. We then engage and enroll targeted members into the Catasys program through direct mailings and telephonic outreach, and through referral through health plan sources. After enrollment, our contracted specially trained network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak Relapse Prevention Program to help members develop improved coping skills and a recovery support network. Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals. We also link providers and care coaches to member information through our eOnTrak web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Clinical and financial outcomes from the OnTrak program have been promising with OnTrak enrolled members achieving an average gross cost reduction of more than 50% as measured from the 12 months prior to enrollment. In addition, to date more than 80% of members who have remained eligible have been retained in the program.

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage substance dependent populations to improve health and reduce total healthcare costs associated with these members. We intend to grow our business through increased adoption of our OnTrak program by managed care health plans and other third-party payors, as well as expansion into other populations with high costs driven by other behavioral health conditions.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our OnTrak program to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand. Our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditions that improve patient care while controlling overall treatment costs.

OnTrak – Integrated Substance Dependence Solutions

According to the U.S. Census Bureau in 2011, there were over 197 million lives in the United States covered by various managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. We believe our greatest opportunities for growth are in this market segment.

Our proprietary OnTrak integrated substance dependence solutions are designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizing and high risk enrollees. Our OnTrak substance dependence programs include medical and psychosocial interventions, a proprietary web based clinical information platform and database, psychosocial programs and integrated care coaching services.

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

Our value proposition to our customers includes that the OnTrak program is designed for the following benefits:

●	A specific program aimed at addressing high-cost conditions by improving patient health and thereby reducing overall healthcare costs can benefit health plans;

●	Increased worker productivity by reducing workplace absenteeism, compensation claims and job related injuries;

●	Decreased emergency room and inpatient utilization;

●	Decreased readmission rates; and

●	Healthcare cost savings (including medical, behavioral and pharmaceutical).

Managed Treatment Center

We currently manage, under a licensing agreement, one professional medical corporation located in Los Angeles, California (d/b/a The Center To Overcome Addiction.). We manage the business components of the professional medical corporation and license a proprietary treatment program in exchange for management and licensing fees under the terms of a full business service management agreement. The professional medical corporation offers medical and psychosocial interventions for substance dependencies and mental health disorders. Under generally accepted accounting principles in the United States (GAAP), the revenues and expenses of the managed treatment center is included in our consolidated financial statements.

Our Operations

Healthcare Services

Our OnTrak program combines innovative medical and psychosocial treatments with elements of traditional disease management, case management, and ongoing member support to help organizations treat and manage substance dependent populations to improve their health and thereby decrease their overall health care costs.

As of March 2014, we have contracts for our OnTrak program with seven health plans. We are enrolling patients under all of these contracts except for one that was signed in March 2013 and is expected to commence operations in the second quarter of this year.

We are currently marketing our OnTrak program to managed care health plans on a case rate, monthly fee, or fee for service, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our program.

License and Management Services

Our license and management services segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services. We also license a proprietary treatment program in exchange for management and licensing fees under the terms of a full business service management agreement, however, as we continue to focus on healthcare related revenue the revenue related to our proprietary treatment program has become insignificant to the Company on an on-going basis.

As we mentioned above, we currently manage, under a licensing agreement, one professional medical corporation, located in Los Angeles, California. We do not operate our own healthcare facilities, employ our own treating physicians or provide medical advice or treatment to patients.

Competition

Healthcare Services

Our OnTrak product offering focuses primarily on substance dependence and is marketed to health plans and other payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as Hummingbird, One Health Solutions, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions. One Health Solutions, a behavioral change technology and social networking site for people in recovery, has conducted a pilot with a national health plan that purported to show a reduction in in-patient readmissions for substance dependence treatment and has reported a pilot with a large managed behavioral health organization that has exceeded expectations on duration and frequency of participant engagement. We believe our product is the most comprehensive to focus exclusively on substance dependence and focus on the overall health and cost of members.

In addition, managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs) frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence members, which seeks to increase treatment and impact the overall health care costs of the members, from the population utilization management programs that MBHOs offer to manage a health benefit.

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

Once we contract with a third-party payor we implement our program in conjunction with the third party payor and then commence outreach to eligible members to enroll them in our OnTrak program. In this enrollment process we compete against numerous other providers of substance dependence treatment programs, facilities and providers for those members that elect to receive treatment for substance dependence (see Treatment Programs below). We believe we provide members lower cost and more comprehensive solutions, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers the cost of such treatment may be paid in whole or in part by our health plan customer.

License and Management Services

The Company managed treatment center competes with numerous other physicians, treatment programs and psychologists that provide behavioral health treatment on a private pay and managed care basis.

Treatment Programs

There are over 13,500 facilities reporting to the SAMHSA that provide substance dependence treatment. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. Many of these traditional treatment programs have established name recognition.

Trademarks

We rely on a combination of trademark, trade secret and copyright laws and contractual restrictions to protect the proprietary aspects of our technology. Our branded trade names on which we rely include the following:

●	OnTrak™; and

●	eOnTrak™.

We require that, as a condition of their employment, employees assign to us their interests in inventions, original works of authorship, copyrights and similar intellectual property rights conceived or developed by them during their employment with us.

Financial Information about Segments

We manage and report our operations through two business segments: Healthcare Services and License and Management Services. The Healthcare Services segment includes the OnTrak program marketed to health plans and other third party payors. The License and Management services segment includes a managed treatment center that is licensed and managed by us.

Employees

As of December 31, 2013, we employed 31 full-time and 1 part-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Our Offices

Our principal executive offices are located at 11601 Wilshire Boulevard, Suite 950, Los Angeles, California 90025 and our telephone number is (310) 444-4300.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. As of December 31, 2013, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2013, cash and cash equivalents amounted to approximately $1.1 million. During the twelve-months ended December 31, 2013, our cash and cash equivalents used in operating activities amounted to $5.9 million. Although we have recently taken actions to increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset this by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and grow our business, which could adversely affect our results of operations, financial condition and business.

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals. Recent actions to reduce costs could place further demands on our personnel, which could hinder our ability to effectively execute on our business strategies.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. As of March 28, 2014, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into June 2014. Actual cash fees collected and expenses incurred may significantly impact this estimate. We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations. If we raise additional funds through collaborations and licensing arrangements, we might be required to relinquish significant rights to our technology or products, or to grant licenses on terms that are not favorable to us.

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

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. Our success is dependent on our ability to enroll third-party payor members in our OnTrak programs. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While the litigation and subsequent appeals were resolved in our favor, the plaintiff filed a petition for review with the California Supreme Court. Further, we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the appeal and related litigation will ultimately be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. This could also divert management’s time and attention away from business operations, which could harm our business. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could adversely affect our cash flows and financial results. Please see Item 3 - “Legal Proceedings” for more information.

We may be subject to future litigation, which could result in substantial liabilities that may exceed our insurance coverage.

All significant medical treatments and procedures, including treatment utilizing our programs, involve the risk of serious injury or death. Even under proper medical supervision, withdrawal from alcohol may cause severe physical reactions. While we have not been the subject of any such claims, our business entails an inherent risk of claims for personal injuries and substantial damage awards. We cannot control whether individual physicians will apply the appropriate standard of care in determining how to treat their patients. While our agreements typically require physicians to indemnify us for their negligence, there can be no assurance they will be willing and financially able to do so if claims are made. In addition, our license agreements require us to indemnify physicians, hospitals or their affiliates for losses resulting from our negligence.

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

Our future revenue growth will depend in part upon our ability to contract with health plans and other third-party payors for our OnTrak program. To date, we have not received a significant amount of revenue from our OnTrak substance dependence programs from health plans and other third-party payors, and acceptance of our OnTrak substance dependence programs is critical to the future prospects of our business. In addition, third-party payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for our programs. Adequate third-party reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our OnTrak contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability.

We anticipate that many of our OnTrak contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings. If we are unable to meet or exceed promised savings or achieve agreed upon operational metrics, or favorably resolve contract billing and interpretation issues with our customers, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services. This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our program. Therefore, failure to anticipate or control costs could have materially adverse effects on our business.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2013, we had net operating loss carryforwards (NOLs) of approximately $172 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Many states, including California where our principal executive offices and our managed professional medical corporation are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians or other health care professionals (such as nurses or nurse practitioners), or engaging in certain business arrangements with physicians or other health care professionals, such as employment of physicians and other health care professionals or fee-splitting. The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice and fee-splitting rules vary considerably from state to state and are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine, fee-splitting, or payment for referrals by providing administrative and other services in connection with our treatment programs, by consolidating the revenues of the professional medical corporation we manage, by licensing our technology for a license fee (which could be characterized as a portion of the patient fees), or by subleasing space and providing turn-key business management to affiliated medical groups in exchange for management and licensing fees. As a result of such allegations, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

In conducting research or providing administrative services to healthcare providers in connection with the use of our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, privacy and security of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information (“Protected Health Information” or “PHI”), and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding PHI transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and also includes health plans that will contract for the use of our programs and our services. HIPAA and HITECH require covered entities to bind contractors that use or disclose protected health information (or “Business Associates”) to compliance with certain aspects of the HIPAA Privacy Rule and all of the HIPAA Security Rule. In addition to contractual liability, Business Associates are also directly subject to regulation by the federal government. Direct liability means that we are subject to audit, investigation and enforcement by federal authorities. HITECH imposes new breach notification obligations requiring us to report breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards. Business Associates must report such breaches so that their covered entity customers may in turn notify all affected patients, the federal government, and in some cases, local or national media outlets. We may be required to indemnify our covered entity customers for costs associated with breach notification and the mitigation of harm resulting from breaches that we cause. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions. Services provided under our Catasys program not only require us to comply with HIPAA and HITECH but also Title 42 Part 2 of the Code of Federal Regulations (“Part 2”). Part 2 is a federal, criminal law that severely restricts our ability to use and disclose drug and alcohol treatment information obtained from federally-supported treatment facilities. Our operations must be carefully structured to avoid liability under this law. Our Catasys program qualifies as a federally funded treatment facility which requires us to disclose information on members only in compliance with Title 42. In addition to the federal privacy regulations, there are a number of state laws governing the privacy and security of health and personal information. The penalties for violation of these laws vary widely and the area is rapidly evolving. We believe that we have taken the steps required of us to comply with health information privacy and security laws and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal privacy and security laws could result in civil and/or criminal penalties and could have a material adverse effect on our business, including significant reputational damage associated with a breach. If regulations change or it is determined that we are not in compliance with privacy regulations we may be required to modify aspects of our program which may adversely affect program results and our business or profitability. Under HITECH, we are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH.

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

Approximately 78% of our stock is controlled by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

32,750, 23,919,509, and 56,792 shares are beneficially held of record by Reserva Capital, LLC, Crede CG III, Ltd. (“Crede”) and Bonmore, LLC, respectively, whose sole managing member is our Chairman and Chief Executive Officer, which represents approximately 78% of our beneficial ownership. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of our stockholders' investment may decline.

The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of pilots and scientific studies of the effectiveness of our proprietary treatment program, our OnTrak Program, announcements regarding new or discontinued OnTrak Program contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 28, 2014, approximately 16 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 28, 2014, we have outstanding options to purchase approximately 482,177 shares of our common stock and warrants to purchase approximately 17,860,158 shares of our common stock at prices ranging from $0.58 to $3,200.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 28, 2014, we had outstanding warrants to purchase an aggregate of 17,860,158 shares of common stock at exercise prices ranging from $0.58 to $80.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2013, is set forth below:

Location	Use	Approximate Area in Square Feet
11601 Santa Monica Blvd. Los Angeles, California	Principal executive and administrative offices	9,076

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,076 square feet. In December 2013, we signed a five-year lease for our corporate headquarters at a new location. Our base rent is approximately $29,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 28, 2014, totaling approximately $1.8 million.

We have a related party receivable from Xoftek, Inc. in the amount of $115,000 as of December 31, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement from our previous corporate headquarters, which expired on December 31, 2013. We offset a $186,000 payable due to our Chairman and Chief Executive Officer against this receivable at December 31, 2013.

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

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012.  Plaintiffs filed a notice of appeal on December 10, 2012.  The appeal was fully briefed and oral arguments were heard on December 11, 2013. On January 23, 2014, the Court of Appeals denied their appeal. On February 4, 2014, the Plaintiffs filed a Petition for Rehearing which was denied on February 24, 2014. On February 27, 2014, the Plaintiffs filed a Petition of Review with the California Supreme Court. The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

ITEM 4.	MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol “CATS.” The following table sets forth below, for the periods indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board

	Closing Sales Price
2013	High	Low
4th Quarter	$1.17	$0.80
3rd Quarter	1.35	0.94
2nd Quarter	1.39	1.00
1st Quarter	1.40	1.00

	Closing Sales Price
2012	High	Low
4th Quarter	$1.60	$1.10
3rd Quarter	2.40	1.30
2nd Quarter	3.00	1.50
1st Quarter	3.00	2.00

Stockholders

As of March 28, 2014, there were approximately 40 stockholders of record of our 20,559,712 outstanding shares of common stock.

Dividends

We have never declared or paid any dividends. We may, as our Board of Directors deems appropriate, continue to retain all earnings for use in our business or may consider paying dividends in the future.

Unregistered Sales of Securities

In January 2014, the Company completed a private placement with certain accredited investors for gross proceeds of approximately $1,000,000. The Company issued common stock and warrants to purchase 1,724,141 shares of common stock at an exercise price of $0.58 per share. These securities were issued without registration pursuant to the exemption afforded by Rule 506 of Regulation D promulgated under the Securities Act.

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

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans and other third party payors to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We also have a Company managed psychiatric practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis.

Our Strategy

Our business strategy is to provide quality integrated medical and behavioral programs in conjunction with analytics and member engagement to help organizations treat and manage high cost substance dependent populations and thereby improving their health and reducing their overall health care costs. We intend to grow our business through increased adoption of our OnTrak program by managed care health plans, employers, unions and other third-party payors.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our Catasys programs to third-party payors for reimbursement on a case rate, fee for service, or monthly fee; and

●	Generating outcomes data from our OnTrak program to demonstrate improved health and cost reductions, and utilize outcomes data to facilitate broader adoption by payors.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, Catasys will be well positioned to address increasing market demand. Our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditions to improve their health while reducing overall health care costs.

We currently have contracts with organizations covering approximately 1,100,000 lives. The number of covered lives included in the contracts we have signed varies on a month to month basis, sometimes substantially, due to changes in members’ program eligibility status, members’ coverage and changes in the number and/or composition of health plan customers. We estimate that in order for us to break even on a cash flow basis, we will need to have contracts with organizations covering approximately 1,500,000 lives.  Based on projected enrollment rate of 20% this would be expected to result in having approximately 1,500 enrollees at full projected enrollment which is expected no less than a year after enrollment commences.  This assumption is based on our generating our current standard pricing of $8,500 in annual fees per enrollee in the form of monthly fees. Not all of our contracts pay us on our standard monthly fee basis. Other fee arrangements include payment per member visit to our network providers and case rates upon enrollment. These fee arrangements may result in fees being billed significantly faster or slower than they would be under our standard monthly fee arrangements, which could significantly impact the number of enrollees needed to break even. In some of our contracts we are required to pay all or a portion of our fees back in the event that the total cost of our enrolled members does not decrease by at least the amount of our fees.  In addition, some of our contracts require us to refund a portion of our fees to the extent that members do not remain enrolled in the program for some length of time, but in no event greater than one year. Our assumptions on costs are based largely on our historical costs to date and estimated future utilization by enrolled members.  However, due to the limited amount of history that we have had with enrollees (primarily less than a full year) it is uncertain whether our experience to date will necessarily be predictive of the actual costs in the future.  Accordingly, any reduction in fees, the inability to achieve a 20% enrollment rate, the inability to generate incentive fees based on reducing members’ overall costs, inability to keep members enrolled for any reason, or increase in the cost of services could adversely impact these break-even projections.  In addition, should our overhead unrelated to the cost of servicing enrollees increase, our break-even point would also be adversely impacted.  For example, an increase in our marketing and promotional budget in an effort to accelerate the contract enrollment process, lower than expected enrollment rates or higher than expected costs to build our provider networks, provide services to enrolled members, and such similar expenses could adversely impact the break-even projections.  There is no assurance that we will ever generate enough fees to generate a positive cash flow.  See “Risks related to our business” under the “Risk Factors” section for more information.

Reporting

We manage and report our operations through two business segments: healthcare services and license and management services. The healthcare services segment includes OnTrak and its integrated substance dependence solutions marketed to health plans and other third party payors through a network of licensed and company managed healthcare providers. The license and management segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services.

We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the years ended December 31, 2013 and 2012, respectively.

Summary financial information for our two reportable segments is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years:

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Audited

(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2013	2012
Revenues
Healthcare services revenues	$754	$375
License and management services revenues	112	166
Total revenues	866	541

Operating expenses
Cost of services	885	816
General and administrative	6,115	8,341
Impairment losses	795	656
Depreciation and amortization	170	289
Total operating expenses	7,965	10,102

Loss from operations	(7,099)	(9,561)

Interest and other income	106	-
Interest expense	(3,069)	(4,811)
Change in fair value of warrant liability	5,392	2,724
Loss before provision for income taxes	(4,670)	(11,648)
Provision for income taxes	9	(5)
Net Loss	$(4,679)	$(11,643)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.32)	$(2.01)

Weighted number of shares outstanding*	14,604	5,780

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the twelve months ended December 31, 2013 was $4.7 million compared with $11.6 million for the twelve months ended December 31, 2012. Overall, the net loss decreased by $7.0 million or 60% from the previous year. The decrease was primarily due to an increase in revenue of $325,000, a decrease in general and administrative costs of $2.2 million, an increase in the change in fair value of warrants of $2.7 million, and a decrease in interest expense of $1.7 million.

In 2013, we continued to focus our attention on our healthcare services segment and repositioned ourselves in the marketplace. As a result of increasing enrollment in our programs, our revenues increased by $325,000 from the revenue related to our healthcare services segment, somewhat offset by a decrease in our license and management services revenue. In addition, most of our billed fees related to enrolled members are initially recorded to deferred revenue as the revenues are subject to performance guarantees. Deferred revenue was $534,000 and $278,000 at December 31, 2013 and 2012, respectively, which reflects our increasing enrollment. Enrollment increased 104% in 2013 in comparison to 2012 and enrollment in the fourth quarter of 2013 increased 192% over enrollment in the same period of 2012. During the majority of 2013 the number of contracted lives remained relatively constant and increasing enrollment was primarily due to increasing enrollment rates. In addition, we launched programs in two states for Humana’s individually enrolled Medicare Advantage members in the fourth quarter of 2014, which contributed to the fourth quarter increase in enrollment. We signed an agreement with Centene to make our OnTrak program available to their Medicaid members in Wisconsin. This program commenced enrollment in the first quarter of 2014.

Included in the loss from operations before provision for taxes, were consolidated non-cash charges for depreciation and amortization expense of $170,000 and $289,000, and share-based compensation expense of $213,000 and $2.2 million, for the years ended December 31, 2013 and 2012, respectively.

In 2013, our loss before provision for income taxes included a $5.4million increase in the fair value of warrants compared with a $2.7 million increase in 2012. The warrants are marked-to-market each period, using the Black-Scholes pricing model until they are completely settled or expire.

Reconciliation of Segment Results

The following table summarizes and reconciles the loss from operations of our reportable segments to the loss before provision for income taxes from our consolidated statements of operations for the years ended December 31, 2013 and 2012:

(In thousands)	Twelve Months Ended December 31,
	2013	2012

Healthcare Services	$(2,915)	$(9,752)
License & Management services	(1,755)	(1,896)
Income/(loss) from continuing operations before provision for income taxes	$(4,670)	$(11,648)

Healthcare Services

The following table summarizes the operating results for healthcare services for the years ended December 31, 2013 and 2012:

(in thousands)	Twelve Months Ended December 31,
	2013	2012

Revenues	$754	$375

Operating Expenses
Cost of healthcare services	$650	$563
General and administrative expenses
Salaries and benefits	3,759	5,354
Other expenses	1,667	2,111
Depreciation and amortization	23	12
Total operating expenses	$6,099	$8,040

Loss from operations	$(5,345)	$(7,665)
Interest and other income	107	-
Interest expense	(3,069)	(4,811)
Loss on debt extinguishment	-	-
Change in fair value of warrant liabilities	5,392	2,724
Income/(loss) before provision for income taxes	$(2,915)	$(9,752)

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Revenues

As of December 2013, five OnTrak Program contracts were operational. Recognized revenue increased by $379,000, or 101% for the period ended December 31, 2013, compared with the same period in 2012. Most of the revenue related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment. Deferred revenue was $534,000 and $278,000 as of December 31, 2013 and 2012, respectively, which if we were able to recognize would have increased revenue by $635,000, or 97%, compared with the same period in 2012.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrator for processing network provider claims. The increase of $87,000 for the year ended December 31, 2013 compared to the same period in 2012, primarily relates to the increase in members being treated, the mix in members treated, and the addition of more care coaches to our staff.

General and Administrative Expenses

General and administrative expense decreased to $5.4 million for the year ended December, 31, 2013, compared with $7.5 million for the same period in 2012. Total general and administrative expense decreased by $2 million in 2013 when compared with 2012. The decrease was primarily due to a reduction in share-based compensation expense as a result of a majority of our stock options becoming fully vested at the end of 2012.

Interest Expense

Interest expense for the year ended December 31, 2013 decreased by $1.7 million compared with the same period in 2012 due to the conversion of notes payable to equity that occurred in April 2012.

Change in Fair Value of Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants resulted in a net gain of $5.4 million for the year ended December 31, 2013, compared with a net gain of $2.7 million for the same period in 2012.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the years ended December 31, 2013 and 2012, respectively.

License and Management Services

The following table summarizes the operating results for license and management services for the years ended December 31, 2013 and 2012:

(In thousands)	Twelve months ended December 30,
	2013	2012

Revenues	$112	$166

Operating expenses
Cost of license and management services	$235	$254
General and administrative expenses
Salaries and benefits	465	587
Other expenses	224	288
Impairment losses	795	656
Depreciation and amortization	148	277
Total operating expenses	$1,867	$2,062

Loss from operations	$(1,755)	$(1,896)
Interest expense	-	-
Loss before provision for income taxes	$(1,755)	$(1,896)

Year Ended December 31, 2013 Compared With Year Ended December 31, 2012

Revenues

Revenue decreased by $54,000 for the year ended December 31, 2013 compared with the same period in 2012, primarily due to a reduction in patients treated at our managed treatment center.

Cost of License and Management Services

Cost of license and management services consists of costs incurred by our consolidated managed treatment center for direct labor costs for physicians and nursing staff, continuing care expense, medical supplies and treatment program medicine costs. The costs of license and management services remained consistent between 2013 and 2012.

General and Administrative Expenses

General and administrative expense was $689,000 for the year ended December 31, 2013, compared with $875,000 for the same period in 2012. The decrease was primarily due to a reduction in share-based compensation expense as a result of a majority of our stock options becoming fully vested at the end of 2012.

Impairment Losses

For the period ended December 31, 2013, we determined that the carrying value of certain intangible assets was not recoverable and exceeded the fair value based upon an eight-year revenue projection and other assumptions. We recorded impairment charges totaling $795,000 related to intellectual property related to the proprietary treatment program that is currently non-revenue generating. There were $656,000 in impairment charges related to intellectual property recorded for the year ended December 31, 2012.

At December 31, 2013 and 2012, respectively, there were no impairment charges related to property, plant, and equipment.

Interest Expense

There was no interest expense for the years ended December 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 28, 2014, we had a balance of approximately $725,000 million cash on hand. We had working capital deficit of approximately $2.4 million at December 31, 2013 and have continued to deplete our cash position subsequent to December 31, 2013. We have incurred significant net losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $500,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into June 2014, however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In January 2014, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd., an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1,000,000. The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions.

We had a related party receivable from Xoftek, Inc., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer, in the amount of $115,000 at December 31, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement. We offset a $186,000 payable due to our Chairman and Chief Executive Officer against this receivable at December 31, 2013.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma, Louisiana, Kentucky, West Virginia, and Wisconsin. The programs in Kentucky and West Virginia commenced enrollment in the fourth quarter of 2013 and the Wisconsin program, which represents our first managed care Medicaid health plan customer, commenced enrollment in the first quarter of 2014. In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment in the second quarter of 2014. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

Over the last two years, management took actions that have resulted in reduced annual operating expenses.  These reductions have been offset by increased expenditures related to contract implementations and expanding enrollment in our programs. We anticipate increasing the number of personnel and incurring additional operating costs throughout 2014 to service our contracts as they become operational and the number of people enrolled in our program increases.

 In addition, we and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. The case has been decided in our favor by the trial court and the appeals court, but the plaintiffs have appealed the verdict to the California Supreme Court. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will ultimately be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact on our liquidity, including our cash flows.

Cash Flows

We used $5.9 million of cash for continuing operating activities during the year ended December 31, 2013 compared with $6.2 million in 2012. Significant non-cash adjustments to operating activities for the year ended December 31, 2013, included amortization of debt discount and issuance costs of $3.1 million, share-based compensation expense of $213,000, offset by fair value adjustment on warrant liability of $5.4 million.

Capital expenditures for the year ended 2013 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $4.2 million year ended December 31, 2013, compared with net cash provided by financing activities of $8.5 million for the year ended December 31, 2012. Cash provided by financing activities for the twelve months ended December 31, 2013 consisted of the net proceeds from the securities offerings in April 2013 and October 2013, leaving a balance of $1.1 million in cash and cash equivalents at December 31, 2013.

As discussed above, we currently expend cash at a rate of approximately $500,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase during 2014 as we continue to service our executed contracts. We expect our current cash resources to cover expenses into June 2014; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for 2013 and 2012 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting for the twelve months ended December 31, 2013 and 2012, respectively.

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

During the twelve months ended December 31, 2013, we did not acquire any new intangible assets and as of December 31, 2013, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. For the year ended December 31, 2013, we determined that the carrying value of certain intangibles exceeded their fair value and recorded an impairment charge of $795,000. For the year ended December 31, 2012, we determined that the remaining lives of certain intangibles exceeded their economic useful lives and therefore accelerated amortization and recorded an impairment charge of $34,000. During that same year, we revisited our intentions to continue doing business internationally and concluded that we would not be pursing any international opportunities at that time. As such, we wrote off all intangibles related to our international Cayman entity and recorded an impairment loss of $155,000. In addition, we concluded that the carrying value of certain intellectual property did not exceed their fair market value and recorded an additional impairment charge of $467,000. As such, for the year ended December 31, 2013, we recorded total impairment charges of $795,000, compared to $656,000 for the same period in 2012.

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

We recorded a net gain of $5.4 million for the year ended December 31, 2013, compared with a net gain of $2.7 million for the same period in 2012.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial position or results of operations.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

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

On November 6, 2013, we entered into an office space lease for our new Corporate Headquarters in Los Angeles, California.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at March 28, 2014. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	54	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	44	Director, President and Chief Operating Officer	2003

Susan Etzel	40	Chief Financial Officer	2011

Minal Patel, MD	42	Director	2014

Richard Berman	69	Director	2014

Steven Kriegsman	71	Director	2014

David Smith	67	Director	2014

Marvin Ingelman	51	Director	2014

Terren S. Peizer is the founder of our Company and has served as our Chief Executive Officer and Chairman of our Board of Directors since our inception in February 2003. Since September 2009, he has served as the Chairman of Crede Capital Group, LLC, his personal investment vehicle, and industry leader in investing in micro and small capitalization equities, having invested over $1 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder, and has held various senior executive positions with several technology, biotech, and healthcare services companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, and formulating business, capital formation, and investor relations strategies for the companies.   Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

Richard A. Anderson has served as a director since July 2003 and as a member of our management team since April 2005. He has been our President and Chief Operating Officer since July 2008, in this role he has been primarily responsible for the creation of our managed care OnTrak program. He has more than twenty years of experience in business development, strategic planning, operations, finance and management, with 15 years of that in the healthcare field. Prior to joining the Company he held senior level financial and operational positions in healthcare and financial companies, and as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

Susan Etzel, has served as the Company’s Chief Financial Officer since July 2011 and prior to that was the Company’s Corporate Controller since February 2011. Prior to joining the Company, she acted as the Controller of Clearant, Inc., a developer of a universal pathogen inactivation technology, from July 2005 until February 2011. Prior to joining the Company she held senior level auditor position at Arthur Anderson LLP. She received a Bachelor of Business Economics with an emphasis in Accounting from the University of California, Santa Barbara. She is also a Certified Public Accountant.

Minal Patel, MD is an Executive Vice President at iHealth Technologies. He joined iHealth in 2012 through its acquisition of Care Management International (CMI), an innovative care management company that Dr. Patel founded and served as CEO. Prior to this, he has served in several executive roles, most recently as President and COO of Horizon Healthcare of New York, a 200,000 member subsidiary of Horizon Blue Cross Blue Shield of New Jersey and prior to that he was the Executive Medical Director for Quality Management and Clinical Innovations for Horizon BCBSNJ. He was also previously a strategy consultant for McKinsey and Company. Dr. Patel has a BS in medical sciences and a doctorate in medicine from Boston University and a Masters in Public Health degree from Harvard University.

Richard Berman is currently the President and CEO of LICAS, a K-12, College and University, Health Care consulting firm. In addition, he currently serves as Chairman of Emblem Health' s Quality of Care Committee and a member of its Audit Committee. Previously he was a management consultant for McKinsey & Company, Executive Vice President of NYU Medical Center and Professor of Health Care Management at the NYU School of Medicine. He has also held various roles at Korn Ferry International, Howe-Lewis International, the New York Office of Health Systems Management, US Department of Health Education, and Welfare, and as the President of Manhattanville College. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009. In 2006, Mr. Berman was awarded a Fulbright Commission grant to travel to Uganda and provide strategic planning and leadership training to Kabale University. Mr. Berman has a Bachelors of Business Administration, a MBA and Master in Public Health.

Steven Kriegsman has been CytRx’s (Nasdaq: CYTR) President and Chief Executive Officer and director since July 2002. He also serves as a director of Galena Biopharma, Inc. (Nasdaq: GALE) and Chairman of Galena’s Compensation and Transaction Committees. He previously served as Director and Chairman of Global Genomics from June 2000. Mr. Kriegsman is an inactive Chairman and Founder of Kriegsman Capital Group LLC, a financial advisory firm specializing inemerging growth companies in the healthcare industry. He previously served as a Director and is the former Chairman of the Audit Committee of Bradley Pharmaceuticals, Inc. (NYSE, the company since has been sold). Mr. Kriegsman has a BS degree with honors from New York University in Accounting.

David Smith is the President, Chief Executive Officer and Chief Investment Officer of the Trading Advisor. Mr. Smith was the founder and Chief Executive Officer of Coast Asset Management., Mr. Smith has worked in various capacities in the securities industry, including as Vice President of Security Pacific Bank , and Oppenheimer and Company as a bond arbitrageur, and he is also a successful investor in small cap growth companies. Mr. Smith has a M.B.A. from the University of California at Berkeley.

Marvin Ingelman, is the Chief Executive Officer of Sprylogics International Inc. (SPY: TSX), a leader in the semantic search technology sector and currently on the Board of Directors of Jamba Juice (JMBA : NASDAQ) and American Apparel, Inc. (APP : NYSE MKT). Previoiusly he was CEO of Unomobile, Inc.. a mobile mobile advertising and messaging platform that was acquired in February 2010 by Poynt Corporation Mr Ingelman was also founder, President and CEO of Brandera Inc. , which operated Portfolios.com, a leading online business-to-business site for the Graphic Arts and creative community, and has served as a business development consultant for numerous technology companies, and established a number of other successful ventures.

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

Independence of the Board of Directors

Our common stock is traded on the OTC Bulletin Board. The Board of Directors has determined that a majority of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Dr. Patel, Mr. Berman, Mr. Kriegsman, Mr. Smith, and Mr. Ingelman are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Committees of the Board of Directors

Audit committee

During 2013, the audit committee consisted of three directors, Jay A. Wolf, Andrea GrubbBarthwell, and Kelly J. McCrann who resigned in January 2014. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and Mr. Wolf qualified as an audit committee financial experts as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters. We have elected Mr. Berman, and Mr. Ingelman to our audit committee effective March 27, 2014.

Nominations and governance committee

The nominations and governance committee consists of up to three directors who are independent as defined by the NASDAQ rules. During 2013, the committee consisted of Mr. McCrann, Mr. Wolf, and Dr. Barthwell, and did not hold any meetings during 2013. The committee nominates new directors and periodically oversees corporate governance matters. We have not yet determined the nominations and governance committee for the 2014 year.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 950, Los Angeles, California 90025. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our board of directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The nominations and governance committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

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

Compensation committee

The compensation committee consists of three directors who are independent as defined by the NASDAQ rules. During 2013, the committee consisted of Dr. Barthwell (chairman) and Mr. Wolf, and did not hold any meetings during 2013. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers. We have not yet determined the compensation committee for 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 2012 and 2013 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2013 and were serving as executive officers as of such date.

		Salary ($)	Option Awards	All Other Compensation ($)
Name and Principal Position	Year	(1)	(2)	(3)	Total ($)

Terren S. Peizer,	2013	450,000	-	19,442	469,442
Chairman & Chief Executive Officer	2012	450,000	-	17,614	467,614

Richard A. Anderson,	2013	370,287	-	30,815	401,102
President and Chief Operating Officer	2012	365,269	-	31,338	396,607

Etzel, Susan	2013	150,000	-	-	150,000
Chief Financial Officer	2012	150,000	-	-	150,000

(1)	Mr. Peizer, Mr. Anderson, and Ms. Etzel deferred part of their salary for the 2012 year. Mr. Peizer deferred part of his salary for the 2013 year.
(2)	No equity awards were granted during 2013 and 2012.
(3)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five year term. Mr. Peizer currently receives an annual base salary of $450,000 in 2013 and 2012, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. There were no options granted to Mr. Peizer during 2013 or 2012. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson effective April 19, 2005, as amended on July 16, 2008. Mr. Anderson’s agreement renewed for an additional four year term in 2010. Mr. Anderson received an annual base salary of $370,287 in 2013 and $365,269 in 2012, with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2013 or 2012. All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

Ms. Susan Etzel, our Chief Financial Officer, has been employed by the Company on an “at-will” basis since in July 2011 with an annual salary of $150,000. There were no equity awards granted to Ms. Etzel in 2013 or 2012.

On March 27, 2013, we entered into a new employment agreement with Ms. Etzel. Effective January 1, 2013, the employment agreement has a term of two years, after which Ms. Etzel will be employed on an at-will basis. Under the terms of her employment agreement, Ms. Etzel is entitled to an annual base salary of $150,000 and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company. In the event the Company terminates the employment with Good Cause or if Ms. Etzel resigns, the Company will pay Ms. Etzel her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination and all of her unvested option will terminate. If the Company terminates the employment without Good Cause, Ms. Etzel will be entitled to her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination, all of her unvested stock options will vest immediately and the Company will continue to pay Ms. Etzel her base salary for a period of three months after the termination date. In addition, Ms. Etzel will be entitled to COBRA continuation coverage for a period of three months from the termination date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2013.

	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#)	Option Exercise Price	Option Expiration
Name	(1)	Unexercisable	($)	Date
Terren S. Peizer	1,150	-	123.20	02/07/18
	1,350	-	123.20	06/20/18
	2,398	-	193.60	10/27/19
	148,500	-	17.60	12/06/20
	153,398	-

Richard A. Anderson	638	-	112.00	04/28/15
	63	-	112.00	07/27/16
	733	-	112.00	02/07/18
	862	-	112.00	06/20/18
	1,245	-	176.00	10/27/19
	148,500	-	16.00	12/06/20
	152,041	-

Susan Etzel	1,399	226	8.00	05/24/21

(1)	Options granted in May 2011 have a one-year cliff, with one-third vesting on the first anniversary and the remainder over the next 24 months.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2013.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $19,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,757,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $57,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum of $586,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to $31,000.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,757,000, as described above, plus a tax gross up of $716,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum of $833,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $46,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2013. Except as set forth in the table, during 2013, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option awards ($)
Name (2)	(1)	Total
Andrea Barthwell, MD	-	-
Jay Wolf	-	-
Kelly McCrann	121,122	121,122

Notes to director compensation table:

(1)

Amounts reflect the compensation expense recognized in the Company's financial statements in 2013 for non-employee director stock options granted in 2013 and in previous years, in accordance with FASB accounting rules. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements in this report for further information on the assumptions used to value stock options granted to non-employee directors.

(2)	Mr. Wolf resigned from our board of directors on January 20, 2014, effective immediately. Mr. McCrann and Dr. Barthwell resigned from our board of directors on January 22, 2014, effective as of the Board Reconstitution Date.

Outstanding equity awards by non-employee directors as of December 31, 2013, were as follows:

	Options outstanding	Aggregate grant date fair market value options outstanding
Andrea Grubb Barthwell, MD	28,250	$953,350
Jay Wolf	28,250	619,071
Kelly McCrann	27,000	304,897
	83,500	$1,877,318

There were a total of 83,500 stock options granted to non-employee directors outstanding at December 31, 2013, with an aggregate grant date fair value of $1,877,318, the last of which vested in December 2013.  There were no options granted during 2013 and 2012.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2013.

	(a)	(b)	( c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	18,342,335	$1.17	1,285,586

Equity compensation plans not approved by security holders	-	-	-

Total	18,342,335	$1.17	1,285,586

1) These plans consist of 482,177 outstanding options and 17,860,158 outstanding warrants.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 28, 2014 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 28, 2014 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 20,559,712 shares of common stock outstanding on March 28, 2014.

	Common stock beneficially	Options & warrants exercisable	Total common stock beneficially	Percent of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	11,945,012	12,217,437	24,162,449	73.7%
Richard A. Anderson (5)	-	152,041	152,041	0.7%
Susan Etzel (6)	-	1,625	1,625	*
David Smith (7)	4,327,431	4,146,969	8,474,400	34.3%
Marvin Ingelman	-	-	-	*
Minal Patel, MD, MPH	-	-	-	*
Richard Bergman	-	-	-	*
Steven Kriegsman	-	-	-	*

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 950, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On March 28, 2014, there were 20,559,712 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 28, 2014, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 12,064,039 shares of common stock, and options to purchase 153,398 shares of common stock. 32,750, 11,855,470 and 56,792 shares are held of record by Reserva Capital LLC, Crede CG III Ltd. and Bonmore, LLC, respectively, where Mr. Peizer serves as Managing Director and may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 152,041 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 1,625 shares of common stock, which are exercisable within the next 60 days.
(7)

Consists of 4,327,431 shares of common stock and warrants to purchase 4,146,969 shares of common stock held by Shamus, LLC, where Mr. Smith serves as Managing Director and may be deemed to beneficially own or control.

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

Certain Transactions

On December 9, 2010, the Board approved a related-party sublease of approximately one-third of our principal corporate offices located at 11150 Santa Monica Blvd., Los Angeles, CA to Xoftek, Inc., an affiliate of our Chairman and CEO. The office lease and sublease expired on December 31, 2013.

In April 2013, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”) an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Warrants expire in April 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions. The April Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

In October 2013, we entered into securities purchase agreements with several investors, including Crede III and Shamus, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock, and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million (the “October Offering”). The October Warrants expire in October 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the October Warrants, the exercise price of the October Warrants will be reduced to such lower price, subject to customary exceptions. The October Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares.

In January 2014, we entered into securities purchase agreements with several investors, including Crede III, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions. The January Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares.

In April 2012, we entered into securities purchase agreements with several investors, including Crede III and David Smith, relating to the sale and issuance of an aggregate of 2,144,005 shares of common stock, and warrants to purchase an aggregate of 2,144,005 shares of common stock at an exercise price of $1.60 per share, for aggregate gross proceeds of approximately $3,430,000.

In May 2012, we entered into a securities purchase agreement with an accredited investor on the same terms of the securities purchase agreements disclosed above, relating to the sale and issuance of 25,000 shares of common stock and warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.60 per share, for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors, including Crede III and David Smith, relating to the sale and issuance of an aggregate of 1,719,000 shares of common stock, and warrants to purchase an aggregate of 1,719,000 shares of common stock at an exercise price of $1.00 per share, for aggregate gross proceeds of approximately $1.7 million.

In December 2012, we entered into securities purchase agreements with several investors, including Crede III and David Smith, relating to the sale and issuance of an aggregate of 4,712,143 shares of common stock, and warrants to purchase an aggregate of 4,712,143 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $3.3 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of Rose, Snyder & Jacobs LLP has served as our independent registered public accounting firm for our 2013 fiscal year, and will continue to serve as our independent registered public accounting firm for the 2014 fiscal year unless the audit committee deems it advisable to make a substitution.

Aggregate fees incurred by us for the fiscal years ended December 31, 2013 and 2012, by Rose, Snyder & Jacobs LLP and other service providers were as follows:

	2013	2012
Audit fees	$76,000	$74,000
Audit-related fees	-	2,000
Total	$76,000	$76,000

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

3.5

Certificate of Amendment of the Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit 3.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 7, 2013.

3.6

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

4.34	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
4.35	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
10.1	2003 Stock Incentive Plan, incorporated by reference to Exhibit 99.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.
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
10.6

Redemption Agreement between Catasys, Inc. and Highbridge International, LLC, dated November 7, 2007, incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

10.25

Securities Purchase Agreement between Catasys, Inc. and investors, dated June 29, 2010, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2010.

10.26

Placement Agent Agreement between Rodman & Renshaw, LLC and Catasys, Inc., dated July 22, 2011, incorporated by reference to exhibit 10.30 of Catasys, Inc.’s registrations statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2011.

10.27

Securities Purchase Agreement between Crede Capital Partners, LLC and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

10.28

Securities Purchase Agreement between David E. Smith and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.29

Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.30

Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

10.31

Second Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

10.32

Third Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

10.33

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 20, 2011, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2011.

10.34

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 17, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2012.

10.35

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated September 13, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2012.

10.36

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 4, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2012.

10.37*

Employment Agreement between Catasys, Inc. and Susan Etzel, dated March 27, 2013, incorporated by reference to Exhibit 10.41 of Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

10.38

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 10, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

10.39

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2013.

10.40

Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated November 6, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

14.1

Code of Conduct and Ethics, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

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
101

The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Statement of Stockholders’ Equity, and (v) Notes to Condensed Financial Statements.

*     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: March 31, 2014	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 31,2014
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN ETZEL	Chief Financial Officer	March 31,2014
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 31,2014
Richard A. Anderson	and Director

/s/ MINAL PATEL, MD	Director	March 31,2014
Minal Patel, MD

/s/ RICHARD BERMAN	Director	March 31,2014
Richard Berman

/s/ STEVEN KRIEGSMAN	Director	March 31,2014
Steven Kriegsman

/s/ DAVID SMITH	Director	March 31,2014
David Smith

/s/ MARVIN INGELMAN	Director	March 31,2014
Marvin Ingelman

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses and negative cash flows from operations during the year ended December 31, 2013. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 28, 2014

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$1,136	$3,153
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	173	69
Receivables from related party	115	173
Prepaids and other current assets	275	227
Total current assets	1,699	3,622
Long-term assets
Property and equipment, net of accumulated depreciation of $2,001 and $4,668, respectively	366	59
Intangible assets, net of accumulated amortization of $401 and $892, respectively	118	1,048
Deposits and other assets	440	205
Total Assets	$2,623	$4,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,148	$1,642
Accrued compensation and benefits	1,181	958
Deferred revenue	534	278
Other accrued liabilities	1,270	1,120
Total current liabilities	4,133	3,998
Long-term liabilities
Deferred rent and other long-term liabilities	160	18
Capital leases	26	18
Warrant liabilities	16,347	14,658
Total Liabilities	20,666	18,692

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 18,835,571 and 11,497,826 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	2	1
Additional paid-in-capital	209,169	208,776
Accumulated deficit	(227,214)	(222,535)
Total Stockholders' deficit	(18,043)	(13,758)
Total Liabilities and Stockholders' Deficit	$2,623	$4,934

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2013	2012
Revenues
Healthcare services revenues	$754	$375
License and management services revenues	112	166
Total revenues	866	541

Operating expenses
Cost of services	885	816
General and administrative	6,115	8,341
Impairment losses	795	656
Depreciation and amortization	170	289
Total operating expenses	7,965	10,102

Loss from operations	(7,099)	(9,561)

Interest and other income	106	-
Interest expense	(3,069)	(4,811)
Change in fair value of warrant liability	5,392	2,724
Loss before provision for income taxes	(4,670)	(11,648)
Provision for income taxes	9	(5)
Net Loss	$(4,679)	$(11,643)

Basic and diluted net income (loss) per share:*
Net loss per share*	$(0.32)	$(2.01)

Weighted number of shares outstanding*	14,604	5,780

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Amounts in thousands)	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2011*	33,901,458	4	$206,392	$-	$(210,892)	$(4,496)

Common stock issued for outside services	325,000	-	73	-	-	73
Common stock issued in private placement, net of expenses	86,001,482	8	409	-	-	417
10:1 Reverse-stock split adjustment	(108,205,114)	(11)	11	-	-	-
Share-based Compensation Expense	-	-	1,891	-	-	1,891
Net loss	-	-	-	-	(11,643)	(11,643)
Balance at December 31, 2012*	12,022,826	1	$208,776	$-	$(222,535)	$(13,758)

Exercise of Warrants	69,886	1	180	-	-	181
Common stock issued in private placement, net of expenses	6,742,859	-	-	-	-	0
Share-based Compensation Expense	-	-	213	-	-	213
Net loss	-	-	-	-	(4,679)	(4,679)
Balance at December 31, 2013*	18,835,571	2	$209,169	$-	$(227,214)	$(18,043)

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Twelve Months Ended December 30,
	2013	2012
Operating activities:
Net loss	$(4,679)	$(11,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	289
Amortization of debt discount and issuance costs included in interest expense	3,066	4,793
Provision for doubtful accounts	9	(4)
Deferred rent	(22)	-
Share-based compensation expense	213	2,190
Fair value adjustment on warrant liability	(5,392)	(2,724)
Impairment losses	795	656
(Gain) or loss on disposition of assets	-	(1)
Changes in current assets and liabilities:
Receivables	(242)	(58)
Prepaids and other current assets	(19)	(105)
Deferred revenue	256	219
Accounts payable and other accrued liabilities	(90)	237
Net cash used in operating activities	$(5,935)	$(6,151)

Investing activities:
Purchases of property and equipment	$-	$(11)
Deposits and other assets	(265)	(5)
Net cash used in investing activities	$(265)	$(16)

Financing activities:
Proceeds from the issuance of common stock and warrants	$4,174	$7,586
Proceeds from the exercise of warrants	23	-
Proceeds from financing notes	-	975
Capital lease obligations	(14)	(12)
Net cash provided by financing activities	$4,183	$8,549

(continued on next page)

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(continued)

(In thousands)	Twelve Months Ended December 30,
	2013	2012

Net increase (decrease) in cash and cash equivalents	$(2,017)	$2,382
Cash and cash equivalents at beginning of period	3,153	771
Cash and cash equivalents at end of period	$1,136	$3,153

Supplemental disclosure of cash paid
Income taxes	$40	$107
Supplemental disclosure of non-cash activity
Common stock issued for outside services	$-	$73
Common stock issued for converson of debt	$-	$975
Common stock issued for services	$-	$387
Common stock issued for exercise of warrants	$156	$-
Beneficial conversion feature related to financing	$-	$253
Property and equipment acquired through capital leases and other financing	$33	$33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Description of Business

We are a healthcare services company, providing specialized health services designed to assist health plans and other third party payors to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees. The OnTrak substance dependence program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.” We have a company managed psychiatry practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis.

We manage and report our operations through two business segments: healthcare services and license and management services. The healthcare services segment includes OnTrak and its integrated substance dependence solutions marketed to health plans and other third party payors through a network of licensed and company managed healthcare providers. The license and management segment primarily represents our managed treatment office which offers a range of addiction treatment and mental health services.

Basis of Consolidation and Presentation and Going Concern

Our consolidated financial statements include the accounts of the company, our wholly-owned subsidiaries, and a managed professional medical corporation. Based on the provisions of the management service agreement between us and a medical corporation, we have determined that the medical corporation is a variable interest entity (VIE), and that we are the primary beneficiary as defined in the Financial Accounting Standards Board (FASB) rules for accounting for variable interest entities. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2013, cash and cash equivalents amounted to $1.1 million and we had a working capital deficit of approximately $2.4 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2013, our cash used in operating activities amounted $5.9 million. We anticipate continuing to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2013, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma, Louisiana, Kentucky, West Virginia, and Wisconsin. The programs in Kentucky and West Virginia commenced enrollment in the fourth quarter of 2013 and the Wisconsin program, which represents our first managed care Medicaid health plan customer, commenced enrollment in the first quarter of 2014. In March 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment in the second quarter of 2014. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

 We and our Chief Executive Officer are party to a litigation in which the plaintiffs assert causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. While the trial and appellate courts have ruled in our favor the plaintiff has filed a request to appeal to the state of Supreme Court. While we believe the plaintiffs’ claims are without merit and we intend to continue to vigorously defend the case, there can be no assurance that the litigation will ultimately be resolved in our favor. If this case is decided against us or our Chief Executive Officer, it may cause us to pay substantial damages, and other related fees. Regardless of whether this litigation is resolved in our favor, any lawsuit to which we are a party will likely be expensive and time consuming to defend or resolve. Costs of defense and any damages resulting from litigation, a ruling against us or a settlement of the litigation could have a significant negative impact our liquidity, including our cash flows.

All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of depreciable and amortizable assets, the evaluation of asset impairment, the valuation of warrant liabilities, and shared-based compensation. Actual results could differ from those estimates.

Revenue Recognition

Healthcare Services

Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates that are not subject to performance guarantees we recognize the case rate ratably over twelve months.

License and Management Services

Our license and management services revenues are derived from our managed treatment center, which we include in our consolidated financial statements, and which are derived from charging fees directly to patients for treatment and are recorded when services are provided. Revenues from patients treated with our proprietary treatment program are recorded based on the number of days of treatment completed during the period as a percentage of the total number treatment days for the treatment program. Revenues from other services are recognized when services are rendered.

Cost of Services

Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Healthcare services cost of services is recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-service basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the eOnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

License and Management Services

Cost of license and management services primarily represents direct costs associated with providing care to patients that are incurred in connection with our managed treatment center. Costs are recognized in the periods in which medical treatment is provided. Such costs include, but are not limited to, direct labor costs, medical supplies, and medications.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2013, we had an aggregate of 482,177 vested and unvested shares outstanding and 1,285,586 shares available for future awards.

Total share-based compensation expense on a consolidated basis amounted to $213,000 and $2.2 million for the years ended December 31, 2013 and 2012, respectively.

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

There were no new stock options granted during 2013. The estimated weighted average fair values of options granted during 2012 was $3.30 per share, and were calculated using the Black-Scholes pricing model based on the following assumptions:

2012
Expected volatility	151%
Risk-free interest rate	1.02%
Weighted average expected lives in years	6.0
Expected dividend	0%

The expected volatility assumption for 2012 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2012 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. We recorded no expense during 2013 and 2012, respectively, associated with modified liability awards.

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

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Basic and diluted loss per share has been adjusted retroactively for the 10-for-1 reverse stock split that occurred on May 6, 2013.

Common equivalent shares, consisting of approximately 18,342,335 and 11,730,069 of incremental common shares as of December 31, 2013 and 2012, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

Investments include certificates of deposits with maturity dates greater than three months when purchased. These investments are classified as deposits, are reflected in long terms assets as part of deposits and other assets and are stated at fair market value.

Our marketable securities consisted of investments with the following maturities as of December 31, 2013 and 2012:

(in thousands)	Fair Market Value	Less than 1 Year	More than 10 Years
Balance at December 31, 2012
Certificates of deposit	$175	$175	$-

Balance at December 31, 2013
Certificates of deposit	$175	$175	$-

The carrying value of all securities presented above approximated fair market value at December 31, 2013 and 2012, respectively.

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

The following tables summarize fair value measurements by level at December 31, 2013 and 2012, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2012

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	14,658	14,658
Total liabilities	-	-	14,658	14,658

	Balance at December 31, 2013

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	16,347	16,347
Total liabilities	-	-	16,347	16,347

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2013 and 2012:

(Dollars in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2011	$4,528
Change in fair value	(2,724)
Issuance of Warrants	12,854
Balance as of December 31, 2012	$14,658
Reclassification to equity	(156)
Change in fair value	(5,392)
Issuance of Warrants	7,237
Balance as of December 31, 2013	$16,347

Fair Value Information about Financial Instruments Not Measured at Fair Value

FASB rules regarding fair value disclosures of financial instruments requires disclosure of fair value information about certain financial instruments for which it is practical to estimate that value.  The carrying amounts reported in our consolidated balance sheets for cash, cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. There was no outstanding debt for the years ending December 31, 2013 and 2012, respectively. Considerable judgment is required to develop estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts we could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines other addictive stimulants, and anxiety. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which is approximately seven years at December 31, 2013.

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

We performed an impairment analysis on intellectual property at December 31, 2013. For certain intangible assets, we considered numerous factors and we determined that the carrying value was not recoverable, and exceeded the fair-value. We recorded an impairment charge of $795,000 for these assets at December 31, 2013. We determined that the estimated lives of the remaining intellectual property properly reflected the current remaining economic lives of the assets.

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

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Additions and improvements to property and equipment are capitalized at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, which range from two to seven years for furniture and equipment. Leasehold improvements are amortized over the lesser of the estimated useful lives of the assets or the related lease term, which is typically five to seven years. Construction in progress is not depreciated until the related asset is placed into service.

Capital Leases

Assets held under capital leases include computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. All lease agreements meet at least one of the four requirements of a capital lease in accordance with ASC 840 of the codification.

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

Warrant Liabilities

In April 2013, we entered into the securities purchase agreements with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”) an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

The April Warrants expire in April 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the April Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period. In October 2013, we completed a private placement at $0.58 per share and the warrant shares associated with the April Offering were reduced to $0.58 per share.

In October 2013, we entered into the securities and purchase agreements with several investors including Crede III and Shamus, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million (the “October Offering”). The October Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares.

The October Warrants expire in October 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the October Warrants, the exercise price of the October Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the October Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

In April 2012, we entered into security purchase agreements with several investors, including Crede III and David Smith, relating to the sale and issuance of an aggregate of 2,144,005shares of common stock and warrants (the “April 2012 Warrants”) to purchase an aggregate of 2,144,005 shares of common stock at an exercise price of $1.60 per share for aggregate gross proceeds of approximately $3,430,000 (the “April 2012 Offering”). The April 2012 Offering provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

The April 2012 Warrants expire in April 2017, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the April 2012 Warrants, the exercise price of the April 2012 Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the April 2012 Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms of the April 2012 Offering disclosed above, relating to the sale and issuance of 25,000 shares of common stock and warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.60 per share, for gross proceeds of $40,000.

In May 2012, we issued warrants to purchase an aggregate of 12,000 shares of common stock at an exercise price of $1.60 per share, associated with financing costs.

In June 2012, we issued 6,250 restricted shares of common stock to a consultant for investor relation services to be performed beginning June 2012 and ending November 2012.

In September 2012, we entered into securities purchase agreements with several investors including Crede III and David Smith, relating to the sale and issuance of an aggregate of 1,719,000 shares of the Company’s common stock and warrants (the “September Warrants”) to purchase an aggregate of 1,719,000 shares of common stock, at an exercise price of $1.00 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $1.00 per share, however, the number of shares issuable under these warrants remained unchanged. The September Offering provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

In December 2012, we entered into securities purchase agreements with several investors including Crede III and David Smith, relating to the sale and issuance of an aggregate of 4,712,143 shares of the Company’s common stock and warrants (the “December Warrants”) to purchase an aggregate of 4,712,143 shares of common stock, at an exercise price of $0.70 per share, for aggregate gross proceeds of approximately $3.3 million (the “December Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.70 per share, however, the number of shares issuable under these warrants remained unchanged. The December Offering provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the December Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

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

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the years ended December 31, 2013 and 2012, we recognized a gain of $5.4 million and $2.7 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2013, two customers accounted for approximately 76% of revenues and four customers accounted for approximately 91% of accounts receivable.

Recently Issued or Newly Adopted Accounting Pronouncements

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-02”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial position or results of operations.

Note 2.  Management Services Agreement

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand or upon termination of the MSA. At December 31, 2013 and 2012, there was one outstanding credit facility under which $13.1 million and $12.3 million was outstanding, respectively. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets as of December 31, 2013 and 2012 are as follows:

(in thousands)	December 31, 2013	December 31, 2012
Cash and cash equivalents	$24	$11
Receivables, net	24	19
Total assets	$48	30

Accounts payable	25	15
Note payable to Catasys, Inc.	13,119	12,267
Total liabilities	$13,144	12,282

Note 3.  Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2013 and 2012:

	December 31,
(in thousands)	2013	2012
Healthcare fees	$146	$50
Patient fees receivable	24	19
Other	3	-
Total receivables	$173	$69
Less allowance for doubtful accounts	-	-
Total receivables, net	$173	$69

We use the specific identification method for recording the provision for doubtful accounts, which was $0 and $0 as of December 31, 2013 and 2012, respectively. Accounts written off against the allowance for doubtful accounts totaled $9,000 and $0 for the years ended December 31, 2013 and 2012, respectively.

Note 4.  Receivable – Related Party

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and CEO, to sublease approximately one-third of our office space for a three-year term for a month rent of approximately $11,000 per month. We offset a $186,000 payable due to our Chairman and Chief Executive Officer against this receivable at December 31, 2013. The related party receivable as of December 31, 2013 and 2012 was $115,000 and $173,000, respectively. We have received approximately $267,000 in payments as of December 31, 2013.

Note 5.  Property and Equipment

Property and equipment consisted of the following as of December 31, 2013 and 2012:

(in thousands)	2013	2012
Furniture and equipment	$2,054	$3,169
Leasehold improvements	313	1,558
Total property and equipment	2,367	4,727
Less accumulated depreciation and amortization	(2,001)	(4,668)
Total property and equipment, net	$366	$59

Depreciation expense was $35,000 and $73,000 for the years ended December 31, 2013 and 2012, respectively.

At December 31, 2013, we wrote off $2.7 million of the fully depreciated balance of leasehold improvements, furniture, and equipment related to the premises we vacated in 2013.

Note 6.  Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamine, other addictive stimulants, and anxiety. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which is approximately seven years at December 31, 2013. As of December 31, 2013 and 2012, intangible assets were as follows:

(in thousands)	2013	2012
Intellectual property	$519	$1,940
Less accumulated amortization	(401)	(892)
Total intangibles, net	$118	$1,048

Amortization expense for all intangible assets amounted to $135,000 and $213,000 for the years ended December 31, 2013 and 2012, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is approximately $80,000. We recorded impairment losses of $795,000 and $656,000 for the years ended December 31, 2013 and 2012, respectively.

Note 7.  Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2013 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our condensed consolidated balance sheets was $64,000 and $31,000 at December 31, 2013 and 2012, respectively. Accumulated depreciation of the leased equipment at December 31, 2013 and 2012, was approximately $18,000 and $4,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2013, are as follows:

(in thousands)	Amount
Year ending December 31,
2014	$20
2015	35
2016	5
Total minimum lease payments	60
Less amounts representing interest	(9)
Capital lease obligations, net of interest	51
Less current maturities of capital lease obligations	(25)
Long-term capital lease obligations	$26

Note 8.  Income Taxes

As of December 31, 2013, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $172 million and $169 million, respectively. The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2013. The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2013	2012
(in thousands)
Federal, state and foreign net operating losses	$68,199	$66,120
Stock based compensation	8,228	7,943
Accrued liabilities	430	344
Other temporary differences	(2,595)	(2,668)
Valuation allowance	(74,262)	(71,739)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2013	2012
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	-37.1%	2.8%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	1.3%	4.5%
Other	0.4%	-0.9%
Change in valuation allowance	69.6%	27.6%
Tax provision	0.2%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2008 through 2011. The federal and material foreign jurisdictions statutes of limitations began to expire in 2008. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2013, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2013 and 2012, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2007, and by the IRS for tax years through 2008. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Note 9.  Equity Financings

In April 2013, we entered into securities purchase agreements with several investors, including Crede CG III and Shamus, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock, and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of Common Stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1,535,000 (the “April Offering”).    The April Offering provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the April Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

In October 2013, we entered into securities purchase agreements with several investors, including Crede CG III and Shamus, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock, and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million. The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.58 per share, however, the number of shares issuable under these warrants remained unchanged. The October Offering provides that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the October Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In April 2012, we entered into security purchase agreements with several investors, including Crede III and David Smith, relating to the sale and issuance of an aggregate of 2,144,005 shares of common stock and warrants (the “April 2012 Warrants”) to purchase an aggregate of 2,144,005 shares of common stock at an exercise price of $1.60 per share for aggregate gross proceeds of approximately $3,430,000 (the “April 2012 Offering”). The April 2012 Offering provide that in the event that the Company effectuates a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue the Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In May 2012, we entered into a securities purchase agreement with an accredited investor, on the same terms of the April 2012 Offering disclosed above, relating to the sale and issuance of 25,000 shares of common stock and warrants to purchase an aggregate of 25,000 shares of common stock at an exercise price of $1.60 per share for gross proceeds of $40,000.

In September 2012, we entered into securities purchase agreements with several investors including Crede III and David Smith, relating to the sale and issuance of an aggregate of 1,719,000 shares of the Company’s common stock and warrants (the “September Warrants”) to purchase an aggregate of 1,719,000 shares of common stock, at an exercise price of $1.00 per share, for aggregate gross proceeds of approximately $1.7 million (the “September Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $1.00 per share, however, the number of shares issuable under these warrants remained unchanged. The September Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the September Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

In December 2012, we entered into securities purchase agreements with several investors including Crede III and David Smith, relating to the sale and issuance of an aggregate of 4,712,143 shares of the Company’s common stock and warrants (the “December Warrants”) to purchase an aggregate of 4,712,142 shares of common stock, at an exercise price of $0.70 per share, for aggregate gross proceeds of approximately $3.3 million (the “December Offering”). The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.70 per share, however, the number of shares issuable under these warrants remained unchanged. The December Agreements provide that in the event that the Company effectuates a Reverse Split of its common stock within 24 months of the closing date of the December Offering and the VWAP of the common stock during the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company shall issue Adjustment Shares. The number of Adjustment Shares shall be calculated as the lesser of (a) 20% of the number of shares of common stock originally purchased by such investor and still held by the investor as of the last day of the VWAP Period, and (b) the number of shares originally purchased by such investor and still held by such Investor as of the last day of the VWAP Period multiplied by the percentage decline in the VWAP during the VWAP Period. All prices and number of shares of common stock shall be adjusted for the Reverse Split and any other stock splits or stock dividends.

Note 10.  Share-based Compensation

The Plan provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. At December 31, 2013, we had 482,177 vested and unvested stock options outstanding and 1,285,586 shares reserved for future awards. Total share-based compensation expense amounted to $214,000 and $2.2 million for the years ended December 31, 2013 and 2012, respectively.

Stock Options – Employees and Directors

There were no stock options granted to employees and directors during 2013. During 2012, we granted options to employees and directors for 8,000 shares, at the weighted average per share exercise prices of $3.30, the fair market value of our common stock on the dates of grants. The estimated fair value of options granted to employees and directors during 2012 was $24,294, calculated using the Black-Scholes pricing model with the assumptions described in Note 1 – Summary of Significant Accounting Policies, Share-based Compensation.

Stock option activity for employee and director grants is summarized as follows:

	Shares	Weighted Avg. Exercise Price
Balance, December 31, 2011	481,000	$47.50

2012
Granted	8,000	3.30
Cancelled/Expired	(3,000)	46.20
Balance, December 31, 2012	486,000	$47.20

2013
Granted	-	-
Cancelled/Expired	(25,000)	151.70
Balance, December 31, 2013	461,000	$19.69

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2013 were as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00	to	$20.00	448,000	7.15	$15.67	439,000	$15.91
$20.01	to	$1,000.00	13,000	4.83	154.03	13,000	154.03

			461,000	7.08	$19.57	452,000	$19.88

At December 31, 2013 and 2012, the number of options exercisable was 451,639 and 453,500, respectively, at weighted-average exercise prices of $20.00 and $47.20, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $189,000 and $1.8 million for the years ended December 31, 2013 and 2012, respectively.

As of December 31, 2013, there was $44,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 1.05 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors. We granted options and warrants of 0 and 80,600 during 2013 and 2012, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

	Shares	Weighted avg. exercise price
Balance, December 31, 2011	22,000	$99.80

2012
Granted	-	-
Cancelled	-	-
Balance, December 31, 2012	22,000	$99.80

2013
Granted	-	-
Cancelled	(1,000)	893.69
Balance, December 31, 2013	21,000	$28.40

Warrants granted to non-employees outstanding at December 31, 2013 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	17,145,772	$0.63
Warrants issued in connection with debt agreement	450,000	0.58
Warrants issued for services	264,386	2.64
	17,860,158	$0.66

No warrants were granted to non-employees for services in 2013. We granted 80,600 warrants to non-employees for services during the year ended December 31, 2012, with a weighted average exercise price of $3.00.

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $24,000 and $91,000 for the years ended December 31, 2013 and 2012, respectively.

Common Stock

During 2013 and 2012, we issued 0 and 2,500 shares of common stock, respectively, for consulting services valued at $0 and $4,000, respectively. Generally, these costs are amortized to share-based expense on a straight-line basis over the related service periods, generally ranging from six months to one year. Share-based compensation expense relating to all common stock issued for consulting services was $0 and $272,000 for the years ended December 31, 2013 and 2012, respectively.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary. As of December 31, 2013, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based compensation expense relating to the ESPP for the years ended December 31, 2013 and 2012, respectively.

Note 11.  Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the years ended December 31, 2013 and 2012.

Healthcare Services

Catasys’s integrated substance dependence solutions combine innovative medical and psychosocial treatments with elements of traditional disease management, case management, and ongoing member support to help organizations treat and manage substance dependent populations to impact both the medical and behavioral health costs associated with substance dependence and the related co-morbidities.

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate, monthly fee basis, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We are operating out program in Kansas, Massachusetts, Louisiana, Oklahoma, Kentucky, West Virginia, and Wisconsin.

License and Management

Our license and management services segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services.

Summary financial information for our two reportable segments is as follows:

(in thousands)	Twelve Months Ended December 31,
	2013	2012

Healthcare services
Revenues	$754	$375
Income (loss) before provision for income taxes	$(2,915)	$(9,752)
Assets *	2,451	3,846

License and management services
Revenues	$112	$166
Loss before provision for income taxes	$(1,755)	$(1,896)
Assets *	172	1,088

Consolidated continuing operations
Revenues	$866	$541
Income (loss) before provision for income taxes	$(4,670)	$(11,648)
Assets *	2,623	4,934

* Assets are reported as of December 31.

Note 12.  Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $294,000 and $290,000 for the years ended December 31, 2013 and 2012, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,076 square feet. The initial term of the lease expires in April 2019. Our base rent is currently approximately $29,000 per month, subject to annual adjustments.

We had a related party receivable from Xoftek, Inc. in the amount of $115,000 as of December 31, 2013, which represents unpaid monthly rent related to a January 1, 2011 sublease agreement. We offset a $186,000 payable due to our Chairman and Chief Executive Officer against this receivable at December 31, 2013.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2013:

(In thousands)
Year	Amount
2014	$215
2015	$354
2016	$365
2017	$376
2018	$387
2019	$99

Clinical Research Commitments

In prior years, we committed to unrestricted grants for clinical research study in the amount of $400,000, payable based on achieving certain milestones. As of December 31, 2013, we had approximately $356,000 remaining commitment for that clinical research study.

Legal Proceedings

As of the date of this report, we are not currently involved in any legal proceeding that we believe has a material adverse effect on our business, financial condition or operating results. We are however involved in litigation (“Isaka Matter”) as described below.

On or about August 18, 2006, plaintiffs Isaka Investments, Ltd., Sand Hill Capital International Inc. and Richbourg Financial, Ltd. (“Plaintiffs”) filed a complaint in the Los Angeles Superior Court, entitled Isaka Investments, Ltd., Sand Hill Capital International, Inc. and Richbourg Financial, Ltd. vs. Xino Corporation, an entity from which our Company had acquired certain assets, and a number of other additional individuals and entities, including our Company, our Company’s Chairman and Chief Executive Officer, Terren S. Peizer, and other members of the Company’s Board of Directors. The Board of Directors and other parties were dismissed by way of demurrer. In July 2007, Plaintiffs filed their second amended complaint, asserting causes of action for conversion, a request for an order to set aside an alleged fraudulent conveyance and breach of contract against our Company, Mr. Peizer, and others.  In August 2007, our Company and Mr. Peizer, among others, filed an answer to the second amended complaint denying liability and asserting numerous affirmative defenses.  In June 2008, our Company, Mr. Peizer, and others, filed a motion for summary judgment, or alternatively, summary adjudication, and in October 2008, the Court granted summary adjudication as to each cause of action and consequently summary judgment in favor of our Company and Mr. Peizer, among others.  Plaintiffs appealed the summary judgment and in October 2010, the Court of Appeal reversed the trial court’s ruling.  The Court of Appeal’s decision was not on the merits, but rather provides that there are sufficient material issues of fact for the case to be tried.  The Court of Appeal issued a remittitur in December 2010, and Plaintiffs filed a motion for leave to amend the second amended complaint, which was granted in June 2011.  In June 2011, Plaintiffs filed their third amended complaint and, in August 2011, in response to a demurrer filed by the Company, Mr. Peizer and others, the Court held that Plaintiffs' third amended complaint was not pled with sufficient specificity to state the causes of action alleged therein.  In September 2011, Plaintiffs filed a fourth amended complaint, alleging causes of action for breach of fiduciary duty, fraudulent transfer, conversion, fraud, breach of contract, unfair business practices and wrongful interference with contractual relations and prospective business advantage.  The Company filed a demurrer related to the fourth amended complaint in September 2011.  At the hearing, the Court sustained, without leave to amend, the demurrers to the causes of action for breach of fiduciary duty and wrongful interference with contractual relations and prospective business advantage.  In October 2011, the Company, Mr. Peizer and others, filed an answer to the fourth amended complaint, denying liability and asserting numerous affirmative defenses.  In April 2012, the Court conducted a bench trial on the issue of whether the Plaintiffs have standing to pursue the causes of action alleged in their Fourth Amended Complaint other than the causes of action for conversion and breach of contract. At the conclusion of the trial, the Court ruled that Plaintiffs lack standing to pursue any causes of action other than for conversion and breach of contract. A Statement of Decision and Order of Dismissal was signed by the Court on July 18, 2012. Thereafter, the Plaintiffs filed an ex parte application to reopen the evidence which was denied by the Court. The Plaintiffs also filed a motion to amend their complaint seeking to add back in the claims that they lost at trial. The motion to amend was denied. On July 3, 2012, September 5, 2012 and October 15, 2012, the Plaintiffs filed Petitions for Writs of Mandate in the Court of Appeal. The Writs were summarily denied by the Court of Appeal. On October 9, 2012, the Court commenced hearings regarding the trial of the conversion and breach of contract causes of action. On October 15, 2012, the parties, through their counsel of record, stipulated to a bench trial on the admissibility and enforceability of a 2007 settlement agreement between Xino Corporation and the Company (the "Settlement Agreement"). Thus, the parties submitted the issue to the Court for a bench trial to determine whether the Settlement Agreement was admissible and effective to bar the two remaining claims. The Court held that the Settlement Agreement was admissible and enforceable to release the remaining claims. Accordingly, judgment was entered for the Company on November 19, 2012.  Plaintiffs filed a notice of appeal on December 10, 2012.  The appeal was fully briefed and oral arguments were heard on December 11, 2013. On January 23, 2014, the Court of Appeals denied their appeal. On February 4, 2014 the Plaintiff’s filed a Petition for rehearing which was denied on February 24, 2014. On February 27, 2014 the Plaintiff’s filed a Petition of Review with the California Supreme Court. The Company has had very limited  settlement discussions and the Company believes Plaintiffs’ claims are without merit and intends to continuously, and vigorously, defend the case.

The Company believes it will prevail, but a range of loss could not be determined, should it not prevail, but we believe it would not have a material adverse effect on our financial statements.

Note 13.  Subsequent Events

In January 2014, we entered into securities purchase agreements with several investors, including Crede III, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million. The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions.

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