Form 10-Q
period 2014-03-31
CATASYS, INC.
filed 2014-05-15
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Commission File Number 001-31932

CATASYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Boulevard, Suite 950, Los Angeles, California 90025

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

Yes☐            No☑

As of May 14, 2014, there were 20,693,046 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except for number of shares)	2014	December 31,
	(unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$723	$1,136
Receivables, net of allowance for doubtful accounts of $13 and $0, respectively	293	173
Receivables from related party	-	115
Prepaids and other current assets	230	275
Total current assets	1,246	1,699
Long-term assets
Property and equipment, net of accumulated depreciation of $2,014 and $2,001, respectively	380	366
Intangible assets, net of accumulated amortization of $406 and $401, respectively	113	118
Deposits and other assets	353	440
Total Assets	$2,092	$2,623

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,072	$1,148
Accrued compensation and benefits	1,205	1,181
Deferred revenue	684	534
Other accrued liabilities	1,204	1,270
Total current liabilities	4,165	4,133
Long-term liabilities
Deferred rent and other long-term liabilities	238	160
Capital leases	24	26
Warrant liabilities	13,556	16,347
Total Liabilities	17,983	20,666

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized at March 31, 2014 and December 31, 2013, respectively; 20,559,712 and 18,835,571 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2	2
Additional paid-in-capital	209,182	209,169
Accumulated deficit	(225,075)	(227,214)
Total Stockholders' deficit	(15,891)	(18,043)
Total Liabilities and Stockholders' deficit	$2,092	$2,623

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2014	2013
Revenues
Healthcare services revenues	$199	$99
License and management services revenues	19	36
Total revenues	$218	$135

Operating expenses
Cost of healthcare services	$333	$204
General and administrative	1,505	1,629
Depreciation and amortization	28	47
Total operating expenses	$1,866	$1,880

Loss from operations	$(1,648)	$(1,745)

Interest expense	(1,312)	-
Change in fair value of warrant liability	5,101	4,360
Income from operations before provision for income taxes	$2,141	$2,615
Provision for income taxes	2	2
Net Income	$2,139	$2,613

Basic and diluted net income per share:*
Basic net income per share*	$0.11	$0.22

Basic weighted number of shares outstanding*	19,449	12,057

Diluted net income per share*	$0.08	$0.16

Diluted weighted number of shares outstanding*	28,166	16,562

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2014	2013
Operating activities:
Net income	$2,139	$2,613
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	28	47
Issuance costs included in interest expense	1,311	-
Provision for doubtful accounts	13	-
Share-based compensation expense	13	68
Fair value adjustment on warrant liability	(5,101)	(4,360)
Deferred rent	78	-
Changes in current assets and liabilities:
Receivables	(133)	(39)
Prepaids and other current assets	41	47
Deferred revenue	150	38
Accounts payable and other accrued liabilities	(3)	21
Net cash used in operating activities	$(1,464)	$(1,565)

Investing activities:
Deposits and other assets	$87	$-
Purchase of property, plant, or equipment	(30)	-
Net cash provided by investing activities	$57	$-

Financing activities:
Proceeds from the issuance of common stock and warrants	$1,000	$-
Proceeds from the exercise of warrants	-	23
Capital lease obligations	(6)	(3)
Net cash provided by financing activities	$994	$20

Net decrease in cash and cash equivalents	$(413)	$(1,545)
Cash and cash equivalents at beginning of period	1,136	3,153
Cash and cash equivalents at end of period	$723	$1,608

Supplemental disclosure of cash paid
Income taxes	$11	$5
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$-	$129

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited interim condensed consolidated financial statements for Catasys, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K for the year-ended December 31, 2013, from which the December 31, 2013 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2014, cash and cash equivalents amounted to $723,000 and we had a working capital deficit of approximately $2.9 million. In January 2014, we closed on a financing of approximately $1.0 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2014, our cash used in operating activities amounted to $1.5 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2014, these conditions raised substantial doubt as to our ability to continue as a going concern.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, Oklahoma, West Virginia, Kentucky, and Wisconsin. The Wisconsin program, which represents our first managed care Medicaid health plan customer, commenced enrollment in the first quarter of 2014. In 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment by the end of the third quarter of 2014. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Healthcare Services

        Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee, we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates that are not subject to the performance guarantees we recognize the case rate ratably over twelve months.

License and Management Services

Our license and management services revenues are primarily derived from our managed treatment center, which we include in our consolidated financial statements, and which are derived from charging fees directly to patients for treatment and are recorded when services are provided. Revenues for other services are recognized when services are rendered.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At March 31, 2104, cash and cash equivalents exceeding federal insured limits totaled $523,710.

For the three months ended March 31, 2014, three customers accounted for approximately 68% of revenues and two customers accounted for approximately 81% of accounts receivable.

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

Common equivalent shares, consisting of 8,717,165 and 4,505,385 incremental common shares for the three months ended March 31, 2014 and March 31, 2013, respectively, issuable upon the exercise of stock options and warrants have been included in the diluted earnings per share calculation.

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2014	2013

Numerator

Net income	$2,139	$2,613

Denominator

Weighted-average common shares outstanding	19,449	12,057

Shares used in calculation - basic	19,449	12,057

Stock options and warrants	8,717	4,505

Shares used in calculation - diluted	28,166	16,562

Net income per share

Basic	$0.11	$0.22

Diluted	$0.08	$0.16

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2014, we had 482,177 vested and unvested shares outstanding and 1,285,586 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $13,000 and $68,000 for the three months ended March 31, 2014, compared with the same period in 2013.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2014 and 2013, was $12,000 and $47,000, respectively.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three months ended March 31, 2014 and 2013, there were no options granted to employees. Employee and director stock option activity for the three ended March 31, 2014 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	461,000	$19.69

Granted	-	$-
Canceled	-	$-

Balance March 31, 2014	461,000	$19.69

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2014 and 2013, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2014, there was $33,000 of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.81 years.

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

There were no options issued to non-employees for the three months ended March 31, 2014 or 2013. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $1,000 and $20,000 for the three months ended March 31, 2014 and 2013, respectively.

Non-employee stock option activity for the three months ended March 31, 2014, are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	21,000	$28.40

Canceled	-	$-

Balance March 31, 2014	21,000	$28.40

Common Stock

In January 2014, we entered into securities purchase agreements (the “January Agreements”) with several investors, including Crede CG III, Ltd. (“Crede”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Agreements provide that in the event that we effectuate a reverse stock split of our common stock within 24 months of the closing date of the January Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue additional shares of common stock (the “Adjustment Shares”).

There were no shares of common stock issued in exchange for various services or settlement of claims during the three months ended March 31, 2014 or 2013. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three months ended March 31, 2014 and 2013, share-based compensation expense relating to all common stock issued for consulting services was $0 and $1,000, respectively.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of March 31, 2014.  As such, we have not recorded a provision for income tax for the period ended March 31, 2014.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2014 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2014 for assets and liabilities measured at fair value:

	2013

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$87	$-	$-	$87
Total assets	$87	$-	$-	$87

Warrant liabilities	$-	$-	$13,556	$13,556
Total liabilities	$-	$-	$13,556	$13,556

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2014, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2014:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2013	$16,347
Issuance of warrants	2,310
Change in fair value	(5,101)
Balance as of March 31, 2014	$13,556

Intangible Assets

As of March 31, 2014, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$519	$(406)	$113	7

During the three months ended March 31, 2014, we did not acquire any new intangible assets and at March 31, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three months ended March 31, 2014 or 2013.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2014 (9 months)	$12
2015	$16
2016	$16
2017	$16
2018	$16

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

We have also agreed to provide a credit facility to the treatment center to be available as a working capital loan, with interest at the Prime Rate plus 2%.  Funds are advanced pursuant to the terms of the MSA described above. The notes are due on demand or upon termination of the MSA. At March 31, 2014, there was one outstanding credit facility under which $13.3 million was outstanding. Our maximum exposure to loss could exceed this amount, and cannot be quantified as it is contingent upon the amount of losses incurred by the treatment center that we are required to fund under the credit facility.

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

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets as of March 31, 2014 and December 31, 2013, are as follows:

		(audited)
	March 31,	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$8	$24
Receivables, net	12	24
Total assets	$20	$48

Accounts payable	13	25
Note payable to Catasys, Inc.	13,316	13,119
Total liabilities	$13,329	$13,144

Warrant Liabilities

In January 2014, we entered into the January Agreements with several investors relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million. The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares.

The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the January Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2014 and 2013, we recognized a gain of $5.1 million and $4.4 million, respectively, related to the revaluation of our warrant liabilities.

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial position or results of operations.

Note 3. Segment Information

We manage and report our operations through two business segments: healthcare services and license and management services. We evaluate segment performance based on total assets, revenue and income or loss before provision for income taxes. Our assets are included within each discrete reporting segment. In the event that any services are provided to one reporting segment by the other, the transactions are valued at the market price. No such services were provided during the three months ended March 31, 2014 and 2013. Summary financial information for our two reportable segments are as follows:

	Three Months Ended
(in thousands)	March 31,
	2014	2013

Healthcare services
Revenues	$199	$99
Income before provision for income taxes	2,362	2,862
Assets *	1,968	2,291

License and management services
Revenues	$19	$36
Loss before provision for income taxes	(221)	(247)
Assets *	124	1,042

Consolidated continuing operations
Revenues	$218	$135
Income before provision for income taxes	2,141	2,615
Assets *	2,092	3,333

* Assets are reported as of March 31.

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

We are currently marketing our integrated substance dependence solutions to managed care health plans on a case rate, monthly fee, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs. We are operating our programs in Kansas, Massachusetts, Louisiana, Oklahoma, Kentucky, West Virginia, and Wisconsin. In 2013, we signed an agreement with national health plans to provide services to their members in New Jersey, and expect to commence enrollment by the end of the third quarter of 2014.

The following table summarizes the operating results for Healthcare Services for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(in thousands)	March 31,
	2014	2013

Revenues	$199	$99

Operating Expenses
Cost of healthcare services	$265	$144
General and administrative expenses
Salaries and benefits	873	1,013
Other expenses	464	435
Depreciation and amortization	24	5
Total operating expenses	$1,626	$1,597
Loss from operations	$(1,427)	$(1,498)
Interest expense	(1,312)	-
Change in fair value of warrant liabilities	5,101	4,360
Income before provision for income taxes	$2,362	$2,862

License and Management Services

Our license and management services segment primarily represents our managed treatment office, which offers a range of addiction treatment and mental health services.

The following table summarizes the operating results for License and Management Services for the three months ended March 31, 2014 and 2013:

(In thousands)	Three Months Ended
	March 31,
	2014	2013

Revenues	$19	$36

Operating expenses
Cost of license and management services	$68	$60
General and administrative expenses
Salaries and benefits	96	125
Other expenses	72	57
Depreciation and amortization	4	41
Total operating expenses	$240	$283
Loss from operations	$(221)	$(247)
Interest and other income	-	-
Interest expense	-	-
Loss before provision for income taxes	$(221)	$(247)

Note 4. Related Party Disclosure

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and Chief Executive Officer, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of March 31, 2014 and December 31, 2013 was $0 and $115,000, respectively. This is net of an offset of $115,000 and $186,000 payable to our Chairman and Chief Executive Officer against this receivable at March 31, 2104 and December 31, 2013, respectively. We have offset approximately $382,000 in payables due to our Chairman and Chief Executive Officer as of March 31, 2014.

Crede, an affiliate of our Chairman and Chief Executive Officer, participated in our January 2014 Offering. Crede received approximately 1,585,345 shares of our common stock and warrants to purchase an aggregate 1,585,345 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $919,500.

Note 5. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Note 6. Subsequent Events

Beginning April 1, 2014, we agreed with the professional medical corporation to close the practice covered by the MSA.

We and our Chief Executive Officer were party to a litigation in which the plaintiffs asserted causes of action for conversion, a request for an order to set aside fraudulent conveyance and breach of contract. The litigation and subsequent appeals were resolved in our favor. The plaintiff filed a petition for review with the California Supreme Court, which was denied in April 2014. The litigation is now ended with a complete victory by the defendants.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for stock of Catasys and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2013 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We are a healthcare services company, providing specialized health services designed to assist health plans and other third party payors to manage and treat their high cost substance dependence members through a network of healthcare providers and our employees.  The OnTrak program was designed to address substance dependence as a chronic disease. The program seeks to lower costs and improve member health through the delivery of integrated medical and psychosocial interventions in combination with long term “care coaching.”  We also have a company managed psychiatry practice that offers a variety of mental health and substance dependence treatments primarily on a fee-for-service basis which we decided to discontinue effective April 1, 2014.

Operations

In the first quarter of 2014 we are operating our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, Oklahoma, Kentucky, West Virginia, and Wisconsin. In 2013, we signed a national agreement with a national health plan to provide the OnTrak program to their commercial members starting in New Jersey and we expect to commence enrollment by the end of the third quarter of 2014. However as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. We believe that our Catasys offerings address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate, monthly fee, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Prior to April 1, 2014, we managed, under a licensing agreement, one professional medical corporation (dba The Center to Overcome Addiction).  We managed the business components of the professional medical corporation and license a proprietary treatment program in exchange for management and licensing fees under the terms of full business service management agreements. The professional medical corporation offered medical and psychosocial interventions for substance dependencies and mental health disorders. The revenues and expenses of this center are included in our consolidated financial statements under accounting standards applicable to variable interest entities. Effective April 1, 2014, we have agreed with the professional medical corporation to close the practice.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2014	2013
Revenues
Healthcare services revenues	$199	$99
License and management services revenues	19	36
Total revenues	$218	$135

Operating expenses
Cost of healthcare services	$333	$204
General and administrative	1,505	1,629
Depreciation and amortization	28	47
Total operating expenses	$1,866	$1,880

Loss from operations	$(1,648)	$(1,745)

Interest expense	(1,312)	-
Change in fair value of warrant liability	5,101	4,360
Income from operations before provision for income taxes	$2,141	$2,615
Provision for income taxes	2	2
Net Income	$2,139	$2,613

Basic and diluted net income per share:*
Basic net income per share*	$0.11	$0.22

Basic weighted number of shares outstanding*	19,449	12,057

Diluted net income per share*	$0.08	$0.16

Diluted weighted number of shares outstanding*	28,166	16,562

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

Summary of Consolidated Operating Results

We had net income from continuing operations before provision for income taxes of $2.1 million and $2.6 million for the three months ended March 31, 2014 and 2013, respectively. The difference primarily relates to the increase in interest expense of $1.3 million for the period ended March 31, 2014 compared with the same period in 2013, offset by an increase in the change in fair value of warrant liabilities of $741,000 during the same period.

Revenues

As of March 31, 2014, six healthcare services contracts were operational resulting in a significant increase in the number of patients being treated during the same period in 2013. Recognized revenue increased by $100,000, or 101% for the period ended March 31, 2014, compared with the same period in 2013. Most of the revenue related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment. Deferred revenue was $684,000 and $534,000 as of March 31, 2014 and December 31, 2013, respectively, which if we were able to recognize would have increased revenue by $250,000, or 40%, compared with December 31, 2013.

Revenues decreased by $17,000 for the license and management services segment, for the three months March 31, 2014, compared with the same periods in 2013 due to a decrease in number of patient visits at the managed physician practice. We have discontinued the operations of the Center to Overcome Addiction effective April 1, 2014.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $129,000 for the three months ended March 31, 2014, compared with the same period in 2013, relates primarily to the increase in members being treated, the mix in members treated, and the addition of more care coaches to our staff to manage the increasing number of enrolled members.

General and Administrative Expenses

Total general and administrative expense decreased by $124,000 for the three months ended March 31, 2014, compared with the same period in 2013. The decrease was due primarily to a reduction in salaries and benefits expense as a result of a majority of our stock options becoming fully vested during 2013 with no new options being granted, and a reduction in investor relations fees.

Impairment Losses

There was no impairment loss related to property plant and equipment or intellectual property for the three months ended March 31, 2014 and 2013.

Interest Expense

Interest expense increased by $1.3 million for the three months ended March 31, 2014 compared with the same period in 2014 due to the issuance of warrants as part of our January 2014 financing.

Change in fair value of warrant liability

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The change in fair value of the warrants resulted in a net gain of $5.1 million for the three months ended March 31, 2014, compared with a net gain of $4.4 million for the same period in 2013.

We will continue to mark the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three months ended March 31, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 14, 2014, we had a balance of approximately $352,000 cash on hand. We had working capital deficit of approximately $2.9 million at March 31, 2014. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $500,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses until the end of May 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact this estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma, Louisiana, Kentucky, West Virginia, and Wisconsin. We commenced enrollment of the Wisconsin program during the first quarter of 2014, which represents our first managed care Medicaid health plan customer. In 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment during the third quarter of 2014. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. In addition, we continue to seek ways to streamline our operating expenses.

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

Cash Flows

We used $1.5 million of cash for continuing operating activities during the three months March 31, 2014 compared with $1.6 million in 2013. Significant non-cash adjustments to operating activities for the three months ended March 31, 2014 included share-based compensation expense of $13,000, depreciation and amortization of $28,000, equity issuance costs of $1.3 million, and a fair value adjustment on warrant liability of $5.1 million.

Capital expenditures for the three months ended March 31, 2014 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $994,000 for three months ended March 31, 2014, compared with net cash provided by financing activities of $20,000 for the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2014 consisted of the net proceeds from the securities offerings in January 2014, leaving a balance of $723,000 in cash and cash equivalents at March 31, 2014.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2014, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2014 and 2013, we recognized a gain of $5.1 million and $4.4 million, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three months ended March 31, 2014 and 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2014 and 2013, respectively.

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

During the three months March 31, 2014, we did not acquire any new intangible assets and at March 31, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three months ended March 31, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, (“ASU 2013-11”), which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. The adoption of ASU 2013-11 did not have a material effect on our consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

On February 27, 2014 the Plaintiff’s filed a Petition of Review with the California Supreme Court, which was denied on April 9, 2014. The litigation is now ended with a complete victory by the defendants.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

Beginning April 1, 2014, we agreed with the professional medical corporation to close the practice covered by the MSA.

.

Item 6.     Exhibits

Exhibit 4.1	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2014.
Exhibit 10.1

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2014.

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

CATASYS, INC.
Date: May 15, 2014	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2014	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)