Form 10-Q
period 2014-06-30
CATASYS, INC.
filed 2014-08-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes☐          No☑

As of August 13, 2014, there were 23,479,256 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
(In thousands, except for number of shares)	2014	December 31,
	(unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$1,141	$1,136
Receivables, net of allowance for doubtful accounts of $20 and $0, respectively	177	173
Receivables from related party	-	115
Prepaids and other current assets	125	275
Total current assets	1,443	1,699
Long-term assets
Property and equipment, net of accumulated depreciation of $1,949 and $2,001, respectively	362	366
Intangible assets, net of accumulated amortization of $410 and $401, respectively	109	118
Deposits and other assets	387	440
Total Assets	$2,301	$2,623

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$276	$1,148
Accrued compensation and benefits	1,195	1,181
Deferred revenue	829	534
Other accrued liabilities	683	1,270
Total current liabilities	2,983	4,133
Long-term liabilities
Deferred rent and other long-term liabilities	297	160
Capital leases	20	26
Warrant liabilities	41,920	16,347
Total Liabilities	45,220	20,666

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 23,479,256 and 18,835,571 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in-capital	209,601	209,169
Accumulated deficit	(252,522)	(227,214)
Total Stockholders' Deficit	(42,919)	(18,043)
Total Liabilities and Stockholders' Deficit	$2,301	$2,623

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Healthcare services revenues	$312	$107	$511	$206

Operating expenses
Cost of healthcare services	267	148	532	292
General and administrative	1,709	1,426	3,046	2,874
Depreciation and amortization	28	6	52	11
Total operating expenses	2,004	1,580	3,630	3,177

Loss from operations	(1,692)	(1,473)	(3,119)	(2,971)

Other Income	1,194	-	1,194	-
Interest expense	(1,462)	(770)	(2,774)	(770)
Change in fair value of warrant liability	(25,493)	(3,984)	(20,392)	376
Loss from continuing operations before provision for income taxes	(27,453)	(6,227)	(25,091)	(3,365)
Provision for income taxes	2	1	4	3
Loss from continuing operations	$(27,455)	$(6,228)	$(25,095)	$(3,368)

Gain (loss) from discontinued operations, net of income taxes	$8	$(246)	$(213)	$(493)

Net loss	$(27,447)	$(6,474)	$(25,308)	$(3,861)

Basic and diluted net loss from continuing operations per share:	$(1.27)	$(0.45)	$(1.22)	$(0.26)

Weighted number of shares outstanding	21,702	13,918	20,581	12,993

Basic and diluted net loss from discontinued operations per share:	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted number of shares outstanding	21,702	13,918	20,581	12,993

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2014	2013
Operating activities:
Net loss	$(25,308)	$(3,861)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss from discontinued operations	$213	$493
Depreciation and amortization	52	11
Issuance costs included in interest expense	2,771	769
Write-off of accrued liabilities	(1,194)	-
Deferred rent	137	-
Share-based compensation expense	26	117
Fair value adjustment on warrant liability	20,392	(376)
Changes in current assets and liabilities:
Receivables	(29)	(133)
Prepaids and other current assets	150	105
Deferred revenue	295	225
Accounts payable and other accrued liabilities	(112)	(2)
Net cash used in operating activities of continuing operations	$(2,607)	$(2,652)
Net cash used in operating activities of discontinued operations	$(208)	$(429)
Net cash used in operating activities	$(2,815)	$(3,081)

Investing activities:
Purchases of property and equipment	$(36)	$-
Deposits and other assets	53	-
Net cash provided by investing activities	$17	$-

Financing activities:
Proceeds from the issuance of common stock and warrants	$2,500	$1,535
Proceeds from the exercise of warrants	77	23
Transaction Costs	240	-
Capital lease obligations	(14)	(6)
Net cash provided by financing activities	$2,803	$1,552

Net increase (decrease) in cash and cash equivalents	$5	$(1,529)
Cash and cash equivalents at beginning of period	1,136	3,153
Cash and cash equivalents at end of period	$1,141	$1,624

Supplemental disclosure of cash paid
Interest	$11	$-
Income taxes	$-	$26
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$-	$156
Property and equipment acquired through capital leases and other financing	$8	$12

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and our subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K for the year-ended December 31, 2013, from which the December 31, 2013 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2014, cash and cash equivalents amounted to $1.1 million and we had a working capital deficit of approximately $1.5 million. In January and May 2014, we closed on financings of approximately $1.0 and $1.5 million, respectively. We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2014, our cash used in operating activities of continuing operations was $2.6 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2014, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses through the end of September 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact our estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, Oklahoma, West Virginia, Kentucky, and Wisconsin. In August 2014, we entered into an agreement with one of our existing customers which will expand our programs to the provider’s members in Florida. We expect to commence enrollment during the fourth quarter. In addition we expect to commence enrollment for another customer in New Jersey in the fourth quarter. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

We have elected to discontinue our license and management fee segment. We shut down the operations effective April 1, 2014 and all of the assets were absorbed by the Company.

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

Cost of Services

Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Healthcare services cost of services is recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-services basis. We determine that a member has received services when we receive a claim or, in the absence of a claim, by utilizing member data recorded in the OnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At June 30, 2014, cash and cash equivalents exceeding federally insured limits totaled $921,000.

For the six months ended June 30, 2014, four customers accounted for approximately 88% of revenues and two customers accounted for approximately 74% of accounts receivable.

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

Common equivalent shares, consisting of 22,439,683 and 13,768,381 incremental common shares for the three and six months ended June 30, 2014 and June 30, 2013, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2014, we had 377,815 vested and unvested shares outstanding and 1,389,948 shares available for future awards.

Share-based compensation expense attributable to continuing operations amounted to $13,000 and $26,000 for the three and six months ended June 30, 2014, compared with $49,000 and $117,000, respectively, for the same periods in 2013.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the condensed consolidated statements of operations.

Share-based compensation expense recognized for employees and directors for the three and six months ended June 30, 2014 amounted to $11,000 and $23,000, compared with $47,000 and $94,000 for the same periods in2013, respectively.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and six months ended June 30, 2014 and 2013, there were no options granted to employees. Employee and director stock option activity for the three and six months ended June 30, 2014 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	461,000	$19.69

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2014	461,000	$19.69

Granted	-	$-
Cancelled	(83,000)	$20.15

Balance June 30, 2014	378,000	$19.59

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2014 and 2013, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2014, there was $21,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.57 years.

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

There were no options issued to non-employees for the three and six months ended June 30, 2014 and 2013, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $2,000 and $3,000 for the three and six months ended June 30, 2014, and $1,000 and $21,000 for the three and six months ended June 30, 2013, respectively.

Non-employee stock option activity for the three and six months ended June 30, 2014, are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2014	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2014	21,000	$28.40

Common Stock

In May 2014, we entered into securities purchase agreements (the “May Agreements”) with several investors, including Crede CG III, Ltd. (“Crede”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”), a company owned by David E. Smith, a member of the Company’s board of directors, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million (the “May Offering”). The May Agreements provide that in the event that we effectuate a reverse stock split of our common stock within 24 months of the closing date of the May Offering (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue additional shares of common stock to the investors (the “Adjustment Shares”).

In January 2014, we entered into securities purchase agreements (the “January Agreements”) with several investors, including Crede, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Agreements provide that in the event that we effectuate Reverse Split and the VWAP Period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

There were 200,000 shares of common stock issued in exchange for consulting services or settlement of claims during the three and six months ended June 30, 2014. There were no shares of common stock in exchange for various services or settlement of claims during the three and six months ended June 30, 2013. The costs associated with shares issued for services are being amortized to share-based compensation expense on a straight-line basis over the related service periods. For the three and six months ended June 30, 2014, share-based compensation expense relating to all common stock issued for consulting services was $240,000, compared with $1,000 and $21,000 for the same periods in 2013, respectively.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of June 30, 2014.  As such, we have not recorded a provision for income tax for the period ended June 30, 2014.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2014 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2014 for assets and liabilities measured at fair value:

	2014

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$122	$-	$-	$122
Total assets	$122	$-	$-	$122

Warrant liabilities	$-	$-	$41,920	$41,920
Total liabilities	$-	$-	$41,920	$41,920

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2014, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2014:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2013	$16,347
Issuance of warrants	2,310
Change in fair value	(5,101)
Balance as of March 31, 2014	$13,556
Issuance (exercise) of warrants, net	2,871
Change in fair value	25,493
Balance as of June 30, 2014	$41,920

Intangible Assets

As of June 30, 2014, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
	Carrying	Accumulated	Net	Period
(In thousands)	Amount	Amortization	Balance	(in years)
Intellectual property	$519	$(410)	$109	7

During the three and six months ended June 30, 2014, we did not acquire any new intangible assets and at June 30, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and six months ended June 30, 2014 or 2013.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2014 (6 months)	$8
2015	$16
2016	$16
2017	$16
2018	$16

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

Warrant Liabilities

In May 2014, we entered into the May Agreements with several investors relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million. The May Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the May Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period.

In January 2014, we entered into the January Agreements with several investors relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million. The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

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

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, May 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2014, we recognized a loss of $25 million and $20 million, respectively, compared with a non-operating loss of $4.0 million and a non-operating gain of $376,000 for the same periods in 2013, respectively, related to the revaluation of our warrant liabilities.

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

Note 3. Discontinued Operations

We elected to discontinue our license and management fees segment. We shut down the operations effective April 1, 2014, and all of the assets were absorbed by the Company. The revenues and expenses of discontinued operations for the three and six months ended June 30, 2014 and 2013, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
(in thousands)	2014	2013	2014	2013

Revenues	$6	$26	$25	$62

Expenses
Cost of license and management services	$(13)	$55	$55	$115
General and administrative expenses
Salaries and benefits	-	119	96	244
Other expenses	11	61	83	118
Depreciation and amortization	-	37	4	78
Total expenses	$(2)	$272	$238	$555

Gain (loss) from discontinued operations	$8	$(246)	$(213)	$(493)

The carrying amount of the assets and liabilities of discontinued operations as of April 1, 2014, were as follows:

		(audited)
	June 30	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$1	$24
Receivables, net	-	24
Total assets	$1	$48

Accounts payable	-	25
Intercompany Payable	20	13,119
Total liabilities	$20	$13,144

Net assets (liabilities) of discontinued operations	$(19)	$(13,096)

Note 4. Related Party Disclosure

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and Chief Executive Officer, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of June 30, 2014 and December 31, 2013 was $0 and $115,000, respectively. This is net of an offset against this receivable of $0 and $186,000 payable to our Chairman and Chief Executive Officer at June 30, 2014 and December 31, 2013, respectively. We have offset approximately $382,000 in payables due to our Chairman and Chief Executive Officer as of June 30, 2014.

Crede, an affiliate of our Chairman and Chief Executive Officer, participated in our January 2014 and May 2014 Offerings. Crede received approximately 3,662,932 shares of our common stock and warrants to purchase an aggregate 3,662,932 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $2.1 million.

Shamus, a company owned by David E. Smith, a member of the Company’s board of directors, participated in our May 2014 Offerings. Shamus received approximately 344,828 shares of our common stock and warrants to purchase an aggregate 344,828 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $200,000.

Note 5. Other Income/Write-off of Liabilities

During the quarter ended June 30, 2014, the statute on a research contract, initially entered into in 2005 and amended and breached in 2010 expired in accordance with Section 337 of the California Code of Civil Procedures. Accordingly, we wrote off all balances included in accounts payable and accrued liabilities on our books relating to this contract which amounted to approximately $1.1 million.

Note 6. Subsequent Events

In August 2014, we entered into an agreement with one of our existing customers which will expand our programs to the provider’s members in Florida. We expect to commence enrollment during the fourth quarter.

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

Operations

In the second quarter of 2014, we are operating our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, Oklahoma, Kentucky, West Virginia, and Wisconsin. In August 2014, we entered into an agreement with one of our existing customers which will expand our programs to the provider’s members in Florida. We expect to commence enrollment during the fourth quarter. In addition we expect to commence enrollment for another customer in New Jersey in the fourth quarter. However as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. We believe that our Catasys offerings address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate, monthly fee, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Discontinued Operations

We have elected to discontinue our license and management fees segment. We shut down the operations effective April 1, 2014 and all of the assets were absorbed by the Company.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Healthcare services revenues	$312	$107	$511	$206

Operating expenses
Cost of healthcare services	267	148	532	292
General and administrative	1,709	1,426	3,046	2,874
Depreciation and amortization	28	6	52	11
Total operating expenses	2,004	1,580	3,630	3,177

Loss from operations	(1,692)	(1,473)	(3,119)	(2,971)

Other Income	1,194	-	1,194	-
Interest expense	(1,462)	(770)	(2,774)	(770)
Change in fair value of warrant liability	(25,493)	(3,984)	(20,392)	376
Loss from continuing operations before provision for income taxes	(27,453)	(6,227)	(25,091)	(3,365)
Provision for income taxes	2	1	4	3
Loss from continuing operations	$(27,455)	$(6,228)	$(25,095)	$(3,368)

Gain (loss) from discontinued operations, net of income taxes	$8	$(246)	$(213)	$(493)

Net loss	$(27,447)	$(6,474)	$(25,308)	$(3,861)

Basic and diluted net loss from continuing operations per share:	$(1.27)	$(0.45)	$(1.22)	$(0.26)

Weighted number of shares outstanding	21,702	13,918	20,581	12,993

Basic and diluted net loss from discontinued operations per share:	$0.00	$(0.02)	$(0.01)	$(0.04)

Weighted number of shares outstanding	21,702	13,918	20,581	12,993

Summary of Consolidated Operating Results

We had net loss from continuing operations before provision for income taxes of $28 million and $25 million for the three and six months ended June 30, 2014, compared with a net loss of $6.2 million and $3.4 million for the same period in 2013, respectively. The difference primarily relates to the decrease in the change in fair value of warrant liabilities of $21.5 million and $20 million for the three and six months ended June 30, 2014, respectively, compared with the same period in 2013.

Revenues

As of June 30, 2014, six healthcare services contracts were operational resulting in a significant increase in the number of patients being treated during the same period in 2013. Recognized revenue increased by $205,000 and $305,000, or 192% and 148%, for the three and six months ended June 30, 2014, compared with the same period in 2013. Some of the revenue related to these contracts are initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment. Deferred revenue was $829,000 and $534,000 as of June 30, 2014 and December 31, 2013, respectively, which, if we were able to recognize would have increased revenue by $631,000, or 89%, compared with June 30, 2013.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $119,000 and $240,000 for the three and six months ended June 30, 2014, compared with the same period in 2013, relates primarily to the increase in members being treated, the mix in members treated, and the addition of care coaches to our staff to manage the increasing number of enrolled members.

General and Administrative Expenses

Total general and administrative expense increased by $283,000 and $172,000 for the three and six months ended June 30, 2014, compared with the same period in 2013. The increase was due primarily to an increase in salaries and benefits expense as a result of us hiring more employees to service our contracts, and investor relations services.

Other Income

The increase of $1.1 million in Other Income relates to the write off of all balances in accounts payable and accrued liabilities related to research contract that was amended and breached in 2010. The statute expired in accordance with Section 337 of the California Code of Civil procedures.

Interest Expense

Interest expense increased by $692,000 and $2.0 million for the three and six months ended June 30, 2014 compared with the same period in 2014 due to the issuance of warrants as part of our January and May 2014 financings.

Change in fair value of warrant liability

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, May 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the change in fair value for the warrants was $21.5 million and $20 million for the three and six months ended June 30, 2014 compared with the same periods in 2013.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three and six months ended June 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 13, 2014, we had a balance of approximately $507,000 cash on hand. We had working capital deficit of approximately $1.5 million at June 30, 2014. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through the end of September 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact our estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In May 2014, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer of the Company, and Shamus, LLC, a company owned by David E. Smith, a member of our board of directors, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock, and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of Common Stock at an exercise price of $0.58 per share for an aggregate gross proceeds of approximately $1,500,000. The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions.

In January 2014, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd., an affiliate of Mr. Peizer, Chairman and Chief Executive Officer of the Company, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1,000,000. The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing new contracts and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating programs in Kansas, Massachusetts, Oklahoma, Louisiana, Kentucky, West Virginia, and Wisconsin. In August 2014, we entered into an agreement with one of our existing customers which will expand our programs to the provider’s members in Florida. We expect to commence enrollment during the fourth quarter. In addition we expect to commence enrollment for another customer in New Jersey in the fourth quarter. In 2013, we signed an agreement with a national health plan to provide services to their members in New Jersey, which we expect to commence enrollment by the end of the third quarter of 2014. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. We expect our current cash resources to cover expenses through the end of September 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact our estimate. We are in need of additional capital and while we are currently in discussions with our existing stockholders regarding additional financing there is no assurance that additional capital can be raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

Cash Flows

We used $2.6 million of cash for continuing operating activities during the six months ended June 30, 2014 compared with $2.7 million in 2013. Significant non-cash adjustments to operating activities for the six months ended June 30, 2014 included share-based compensation expense of $26,000, depreciation and amortization of $52,000, equity issuance costs of $2.8 million, and a fair value adjustment on warrant liability of $20.4 million.

Capital expenditures for the three and six months ended June 30, 2014 were not material. Our future capital expenditure requirements will depend upon many factors, including progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $2.8 million for the six months ended June 30, 2014, compared with net cash provided by financing activities of $1.6 million for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 consisted of the net proceeds from the securities offerings in January 2014 and May 2014, leaving a balance of $1.1 million in cash and cash equivalents at June 30, 2014.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2014, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, May 2014, and when we amended and restated the Highbridge senior secured note in July 2008. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2014 and 2013, we recognized a loss of $25.5 million and $20.4 million, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three and six months ended June 30, 2014 and 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2014 and 2013, respectively.

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

During the three and six months ended June 30, 2014, we did not acquire any new intangible assets and at June 30, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and six months ended June 30, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit 4.1	Form of Warrant, dated May 27, 2014, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.
Exhibit 10.1

Form of Securities Purchase Agreement, dated May 27, 2014, between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.

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

CATASYS, INC.

Date: August 14, 2014	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2014	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)