Form 10-Q
period 2014-09-30
CATASYS, INC.
filed 2014-11-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes☐            No☑

As of November 13, 2014, there were 24,576,840 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,
(In thousands, except for number of shares)	2014	December 31,
	(unaudited)	2013
ASSETS
Current assets
Cash and cash equivalents	$1,532	$1,136
Receivables, net of allowance for doubtful accounts of $18 and $0, respectively	172	173
Receivables from related party	-	115
Prepaids and other current assets	76	275
Total current assets	1,780	1,699
Long-term assets
Property and equipment, net of accumulated depreciation of $1,975 and $2,001, respectively	373	366
Intangible assets, net of accumulated amortization of $414 and $401, respectively	105	118
Deposits and other assets	387	440
Total Assets	$2,645	$2,623

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$304	$1,148
Accrued compensation and benefits	1,374	1,181
Deferred revenue	988	534
Other accrued liabilities	657	1,270
Total current liabilities	3,323	4,133
Long-term liabilities
Deferred rent and other long-term liabilities	282	160
Capital leases	23	26
Warrant liabilities	40,196	16,347
Total Liabilities	43,824	20,666

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,411,051 and 18,835,571 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2	2
Additional paid-in-capital	211,552	209,169
Accumulated deficit	(252,733)	(227,214)
Total Stockholders' Deficit	(41,179)	(18,043)
Total Liabilities and Stockholders' Deficit	$2,645	$2,623

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Healthcare services revenues	$370	$109	$881	$315

Operating expenses
Cost of healthcare services	346	162	878	454
General and administrative	1,596	1,246	4,642	4,120
Depreciation and amortization	30	7	82	18
Total operating expenses	1,972	1,415	5,602	4,592

Loss from operations	(1,602)	(1,306)	(4,721)	(4,277)

Other Income	-	-	1,194	-
Interest expense	(2)	(1)	(2,776)	(771)
Change in fair value of warrant liability	1,397	2,231	(18,995)	2,607
Income/(Loss) from continuing operations before provision for income taxes	(207)	924	(25,298)	(2,441)
Provision for income taxes	3	2	7	5
Income/(Loss) from continuing operations	$(210)	$922	$(25,305)	$(2,446)

Loss from discontinued operations, net of income taxes	$-	$(242)	$(213)	$(735)

Net Income/(Loss)	$(210)	$680	$(25,518)	$(3,181)

Basic net income (loss) from continuing operations per share:	$(0.01)	$0.06	$(1.17)	$(0.18)

Basic weighted number of shares outstanding	23,513	14,286	21,569	13,429

Diluted net income (loss) from continuing operations per share:	$(0.01)	$0.05	$(1.17)	$(0.18)

Diluted weighted number of shares outstanding	23,513	19,364	21,569	13,429

Basic net income (loss) from discontinued operations per share:	$0.00	$(0.02)	$(0.01)	$(0.05)

Basic weighted number of shares outstanding	23,513	14,286	21,569	13,429

Diluted net loss from discontinued operations per share:	$0.00	$(0.01)	$(0.01)	$(0.05)

Diluted weighted number of shares outstanding	23,513	19,364	21,569	13,429

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

(In thousands)	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net loss	$(25,518)	$(3,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	$213	$735
Depreciation and amortization	82	18
Issuance costs included in interest expense	2,771	769
Write-off of accrued liabilities	(1,194)	-
Deferred rent	122	-
Share-based compensation expense	39	165
Transaction Costs	350	-
Fair value adjustment on warrant liability	18,995	(2,607)
Changes in current assets and liabilities:
Receivables	1	(137)
Prepaids and other current assets	201	137
Deferred revenue	454	389
Accounts payable and other accrued liabilities	48	59
Net cash used by operating activities of continuing operations	$(3,436)	$(3,653)
Net cash used by operating activities of discontinued operations	$(215)	$(624)
Net cash used by operating activities	$(3,651)	$(4,277)

Investing activities:
Purchases of property and equipment	$(64)	$-
Deposits and other assets	53	(3)
Net cash used by investing activities	$(11)	$(3)

Financing activities:
Proceeds from the issuance of common stock and warrants	$4,000	$1,535
Proceeds from the exercise of warrants	77	23
Capital lease obligations	(19)	(9)
Net cash provided by financing activities	$4,058	$1,549

Net increase (decrease) in cash and cash equivalents	$396	$(2,731)
Cash and cash equivalents at beginning of period	1,136	3,153
Cash and cash equivalents at end of period	$1,532	$422

Supplemental disclosure of cash paid
Income taxes	$11	$37
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$166	$156
Property and equipment acquired through capital leases and other financing	$16	$13

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K for the year-ended December 31, 2013, from which the December 31, 2013 balance sheet has been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2014, cash and cash equivalents amounted to $1.5 million and we had a working capital deficit of approximately $1.5 million. In January 2014, May 2014, and September 2014, we closed on financings of approximately $1.0, $1.5, and $1.5 million, respectively. We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2014, our cash used in operating activities of continuing operations was $3.4 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2014, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses through the end of December 2014, however delays in cash collections, revenue, or unforeseen expenditures, could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is also dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are operating our programs in Kansas, Louisiana, Massachusetts, Oklahoma, West Virginia, Kentucky, Wisconsin, and Florida. We launched our program in Florida in the third quarter of 2014, and we expect to commence enrollment for another customer in New Jersey during the fourth quarter. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At September 30, 2014, cash and cash equivalents exceeding federally insured limits totaled $1.3 million.

For the nine months ended September 30, 2014, two customers accounted for approximately 53% of revenues and three customers accounted for approximately 90% of accounts receivable.

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

Common equivalent shares, consisting of 22,112,493 incremental common shares for the three and nine months ended September 30, 2014, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Common equivalent shares, consisting of 5,077,669 incremental common shares for the three months ended September 30, 2013, issuable upon the exercise of stock options and warrants have been included in the diluted earnings per share calculation. These shares have not been included for the nine months ended September 2013 because their effect is anti-dilutive.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share amounts)	2014	2013	2014	2013

Numerator

Net income (loss) from continuing operations	$(210)	$922	$(25,305)	$(2,446)

Net income (loss) from discontinued operations	$-	$(242)	$(213)	$(735)

Net income (loss)	$(210)	$680	$(25,518)	$(3,181)

Denominator

Weighted-average common shares outstanding	23,513	14,286	21,569	13,429

Shares used in calculation - basic	23,513	14,286	21,569	13,429

Shares issuable for stock options and warrants	-	5,078	-	-

Shares used in calculation - diluted	23,513	19,364	21,569	13,429

Net income (loss) per share from continuing operations

Basic	$(0.01)	$0.06	$(1.17)	$(0.18)

Diluted	$(0.01)	$0.05	$(1.17)	$(0.18)

Net income (loss) per share from discontinued operations

Basic	$-	$(0.02)	$(0.01)	$(0.05)

Diluted	$-	$(0.01)	$(0.01)	$(0.05)

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2014, we had 398,676 vested and unvested shares outstanding and 1,369,087 shares available for future awards under the Plan.

Share-based compensation expense attributable to continuing operations were $13,000 and $39,000 for the three and nine months ended September 30, 2014, compared with $48,000 and $165,000, respectively, for the same periods in 2013.

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

Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2014 amounted to $11,000 and $34,000, compared with $47,000 and $141,000, respectively, for the same periods in 2013.

Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, includes compensation expense for share-based payment awards granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro-forma provisions of Statement of Financial Accounting Standards (“SFAS”) 123, and for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of the Accounting Standards Codification (“ASC”) 718. For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

During the three and nine months ended September 30, 2014 and 2013, there were no options granted to employees. Employee and director stock option activity for the three and nine months ended September 30, 2014 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	461,000	$19.69

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2014	461,000	$19.69

Granted	-	$-
Cancelled	(83,000)	$20.15

Balance June 30, 2014	378,000	$19.59

Granted	-	$-
Cancelled	-	$-

Balance September 30, 2014	378,000	$19.59

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2014 and 2013, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2014, there was $11,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.31 years.

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

There were no options issued to non-employees for the three and nine months ended September 30, 2014 and 2013, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $2,000 and $5,000 for the three and nine months ended September 30, 2014, and $1,000 and $23,000 for the three and nine months ended September 30, 2013, respectively.

Non-employee stock option activity for the three and nine months ended September 30, 2014, are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2013	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2014	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2014	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance September 30, 2014	21,000	$28.40

Common Stock

In September 2014, we entered into securities purchase agreements (the “September Agreements”) with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common stock for aggregate gross proceeds of approximately $1.5 million (the “September Offering”).

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

There were 55,000 and 255,000 shares of common stock issued in exchange for consulting services or settlement of claims during the three and nine months ended September 30, 2014. There were no shares of common stock issued in exchange for various services or settlement of claims during the three and nine months ended September 30, 2013. The costs associated with shares issued for services are being amortized the related expense on a straight-line basis over the related service periods. For the three and nine months ended September 30, 2014, share-based compensation expense relating to all common stock issued for consulting services was $110,000 and $350,000, compared with $1,000 and $23,000 for the same periods in 2013, respectively.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of September 30, 2014.  As such, we have not recorded a provision for income tax for the period ended September 30, 2014.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2014 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2014 for assets and liabilities measured at fair value:

	2014

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$122	$-	$-	$122
Total assets	$122	$-	$-	$122

Warrant liabilities	$-	$-	$40,196	$40,196
Total liabilities	$-	$-	$40,196	$40,196

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2014, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2014:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2013	$16,347
Issuance of warrants	2,310
Change in fair value	(5,101)
Balance as of March 31, 2014	$13,556
Issuance (exercise) of warrants, net	2,871
Change in fair value	25,493
Balance as of June 30, 2014	$41,920
Issuance (exercise) of warrants, net	(327)
Expiration of warrants	(44)
Change in fair value	(1,353)
Balance as of September 30, 2014	$40,196

Intangible Assets

As of September 30, 2014, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$519	$(414)	$105	7

During the three and nine months ended September 30, 2014, we did not acquire any new intangible assets and at September 30, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and nine months ended September 30, 2014 or 2013.

Additionally, it is important to note that our overall business model, business operations and future prospects of our business have not changed materially since we performed the reviews and analysis noted above, with the exception of the timing, and annualized amounts of expected revenue.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2014 (3 months)	$4
2015	$16
2016	$16
2017	$16
2018	$16

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

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and nine months ended September 30, 2014, we recognized a non-operating gain of $1.4 million and a non-operating loss of $19.0 million, respectively, compared with a non-operating gain of $2.2 million and $2.6 million for the same periods in 2013, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2013-15 will not have a material effect on our consolidated financial position or results of operations.

Note 3. Discontinued Operations

We elected to discontinue our license and management fees segment. We shut down the operations effective April 1, 2014, and all of the assets were absorbed by the Company. The revenues and expenses of discontinued operations for the three and nine months ended September 30, 2014 and 2013, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
(in thousands)	2014	2013	2014	2013

Revenues	$-	$21	$25	$83

Expenses
Cost of license and management services	$-	$59	$55	$174
General and administrative expenses
Salaries and benefits	-	114	96	358
Other expenses	-	55	83	173
Depreciation and amortization	-	35	4	113
Total expenses	$-	$263	$238	$818

Gain (loss) from discontinued operations	$-	$(242)	$(213)	$(735)

The carrying amount of the assets and liabilities of discontinued operations, were as follows:

		(audited)
	September 30	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$1	$24
Receivables, net	-	24
Total assets	$1	$48

Accounts payable	-	25
Intercompany Payable	18	13,119
Total liabilities	$18	$13,144

Net assets (liabilities) of discontinued operations	$(17)	$(13,096)

Note 4. Related Party Disclosure

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and Chief Executive Officer, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of September 30, 2014 and December 31, 2013 was $0 and $115,000, respectively. This is net of an offset against this receivable of $0 and $186,000 payable to our Chairman and Chief Executive Officer at September 30, 2014 and December 31, 2013, respectively. We have offset approximately $382,000 in payables due to our Chairman and Chief Executive Officer as of September 30, 2014.

Crede, an affiliate of our Chairman and Chief Executive Officer, participated in our January 2014 and May 2014 Offerings. Crede received approximately 3,662,932 shares of our common stock and warrants to purchase an aggregate 3,662,932 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $2.1 million.

Shamus, a company owned by David E. Smith, a member of the Company’s board of directors, participated in our May 2014 Offering. Shamus received approximately 344,828 shares of our common stock and warrants to purchase an aggregate 344,828 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $200,000.

Note 5. Other Income/Write-off of Liabilities

During the quarter ended June 30, 2014, the statute on a research contract, initially entered into in 2005 and amended and breached in 2010 expired in accordance with Section 337 of the California Code of Civil Procedures. Accordingly, we wrote off all balances included in accounts payable and accrued liabilities on our books relating to this contract. The amount recorded to Other Income was approximately $0 and $1.2 million for the three and nine months ended September 30, 2014, respectively.

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

Recent Developments

On September 29, 2014, we entered into securities purchase agreements with several accredited investors, related to the sale and issuance of an aggregate of 750,000 shares of our shares of common stock, at a price of $2.00 per share, for aggregate gross proceeds of $1.5 million. Chardan Capital Markets, LLC acted as the sole placement agent for this private placement, in consideration for which it received 55,000 unregistered shares of our common stock.

Operations

In the third quarter of 2014, we operated our integrated substance dependence solutions for third-party payors in Kansas, Louisiana, Massachusetts, Oklahoma, Kentucky, West Virginia, Wisconsin, and Florida. We launched our program in Florida in the third quarter of 2014, and we expect to commence enrollment for another customer in New Jersey during the fourth quarter of 2014. However as our customers control significant portions of implementation, there are no assurances that commencement will not be delayed. We believe that our Catasys offerings address a high cost segment of the healthcare market for substance dependence, and we are currently marketing our Catasys integrated substance dependence solutions to managed care health plans on a case rate, monthly fee, or fee-for-service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our Catasys programs.

Discontinued Operations

We have elected to discontinue our license and management fees segment. We shut down the operations effective April 1, 2014 and all of the assets were absorbed by the Company.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarizes our results of consolidated operations for the three and nine months ended September 30, 2014 and 2013:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Healthcare services revenues	$370	$109	$881	$315

Operating expenses
Cost of healthcare services	346	162	878	454
General and administrative	1,596	1,246	4,642	4,120
Depreciation and amortization	30	7	82	18
Total operating expenses	1,972	1,415	5,602	4,592

Loss from operations	(1,602)	(1,306)	(4,721)	(4,277)

Other Income	-	-	1,194	-
Interest expense	(2)	(1)	(2,776)	(771)
Change in fair value of warrant liability	1,397	2,231	(18,995)	2,607
Income/(Loss) from continuing operations before provision for income taxes	(207)	924	(25,298)	(2,441)
Provision for income taxes	3	2	7	5
Income/(Loss) from continuing operations	$(210)	$922	$(25,305)	$(2,446)

Loss from discontinued operations, net of income taxes	$-	$(242)	$(213)	$(735)

Net Income/(Loss)	$(210)	$680	$(25,518)	$(3,181)

Basic net income (loss) from continuing operations per share:	$(0.01)	$0.06	$(1.17)	$(0.18)

Basic weighted number of shares outstanding	23,513	14,286	21,569	13,429

Diluted net income (loss) from continuing operations per share:	$(0.01)	$0.05	$(1.17)	$(0.18)

Diluted weighted number of shares outstanding	23,513	19,364	21,569	13,429

Basic net income (loss) from discontinued operations per share:	$0.00	$(0.02)	$(0.01)	$(0.05)

Basic weighted number of shares outstanding	23,513	14,286	21,569	13,429

Diluted net loss from discontinued operations per share:	$0.00	$(0.01)	$(0.01)	$(0.05)

Diluted weighted number of shares outstanding	23,513	19,364	21,569	13,429

Summary of Consolidated Operating Results

We had net loss from continuing operations before provision for income taxes of $207,000 and $25.3 million for the three and nine months ended September 30, 2014, compared with a net gain of $924,000 and a net loss of $2.4 million for the same period in 2013, respectively. The difference primarily relates to the change in fair value of warrant liability for the three and nine months ended September 30, 2014, respectively, compared to the same period in 2013.

Revenues

As of September 30, 2014, seven healthcare services contracts were operational resulting in a significant increase in the number of patients being treated compared with the same period in 2013. Recognized revenue increased by $261,000 and $566,000, or 239% and 180%, for the three and nine months ended September 30, 2014, compared with the same period in 2013, respectively. Some of the revenue related to these contracts is initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment..

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $184,000 and $424,000 for the three and nine months ended September 30, 2014, compared with the same period in 2013, relates primarily to the increase in members being treated, the mix in members treated, and the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of customers we are servicing, as well as the increasing numbers of enrolled members.

General and Administrative Expenses

Total general and administrative expense increased by $350,000 and $522,000 for the three and nine months ended September 30, 2014, compared with the same period in 2013, respectively. The increase was due primarily to an increase in salaries and benefits expense as a result of us hiring more employees to service our increasing number of contracts, and investor relations services.

Other Income

The increase of $1.2 million in other income relates to the write off of all balances in accounts payable and accrued liabilities related to a liability under a previous research contract on which the statute of limitations expiredduring the second quarter of 2014.

Interest Expense

Interest expense increased by $1,000 and $2.0 million for the three and nine months ended September 30, 2014 compared with the same period in 2014 related to the issuance of warrants as part of our January and May 2014 financings.

Change in fair value of warrant liability

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the change in fair value for the warrants was $834,000 and $21.6 million for the three and nine months ended September 30, 2014 compared with the same periods in 2013.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three and nine months ended September 30, 2014 and 2013, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of November 13, 2014, we had a balance of approximately $446,000 cash on hand. We had working capital deficit of approximately $1.5 million at September 30, 2014. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through the end of December 2014, however delays in cash collections, revenue, or unforeseen expenditures, could impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In September 2014, we entered into securities purchase agreements with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common stock, for aggregate gross proceeds of approximately $1,500,000.

In May 2014, we entered into securities purchase agreements with several accredited investors, including Crede CG III, Ltd., an affiliate of Terren S. Peizer, our Chairman and Chief Executive Officer of the Company, and Shamus, LLC, a company owned by David E. Smith, a member of our board of directors, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock, and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of Common Stock at an exercise price of $0.58 per share for an aggregate gross proceeds of approximately $1,500,000. The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions.

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

Our ability to fund our ongoing operations and continue as a going concern is also dependent on signing new contracts and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We are currently operating programs in Kansas, Massachusetts, Oklahoma, Louisiana, Kentucky, West Virginia, Wisconsin, and Florida. We expect to commence enrollment for another customer in New Jersey during the fourth quarter of 2014. We have generated fees from the launched programs and expect to continue to increase enrollment and fees throughout 2014. However, there can be no assurance that we will generate such fees. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Cash Flows

We used $3.4 million of cash for continuing operating activities during the nine months ended September 30, 2014 compared with $3.7 million in the same period in 2013. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2014 included share-based compensation expense of $39,000, depreciation and amortization of $87,000, equity issuance costs of $2.8 million, the write-off of accrued liabilities of $1.2 million, and a fair value adjustment on warrant liability of $19.0million.

Capital expenditures for the three and nine months ended September 30, 2014 were not material. Our future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2014, compared with net cash provided by financing activities of $1.5 million for the nine months ended September 30, 2013. Cash provided by financing activities for the nine months ended September 30, 2014 consisted of the net proceeds from the securities offerings in January 2014, May 2014 and September 2014, leaving a balance of $1.5 million in cash and cash equivalents at September 30, 2014.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and nine months ended September 30, 2014, we recognized a non-operating gain of $1.4 million and a non-operating loss of $19.0 million, respectively, compared with a non-operating gain of $2.2 million and $2.6 million for the same periods in 2013, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three and nine months ended September 30, 2014 and 2013, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2014 and 2013, respectively.

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

During the three and nine months ended September 30, 2014, we did not acquire any new intangible assets and at September 30, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We had no intangible impairment for the three and six months ended September 30, 2014 or 2013.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2013-15 will not have a material effect on our consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In September 2014, we issued 55,000 restricted shares of common stock to a consultant for investor relations services to be performed in September 2014. These securities were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

Effective November 13, 2014, Minal Patel resigned from his position as a member of our Board of Directors. Mr. Patel also resigned from his positions as member of our Compensation Committee and Corporate Governance Committee of the Board of Directors.  Mr. Patel accepted a position with a healthcare company whose policies prohibit officers from serving as a member of any for-profit company board of directors.

Effective November 13, 2014, Steve Gorlin was appointed as a member of our Board of Directors to fill the vacancy created by the resignation of Mr. Patel.

Mr. Gorlin, age 77, an entrepreneur who has founded numerous successful biotechnology and pharmaceutical companies over the last 40 years, including Medivation and Entremed. He currently serves as Executive Chairman to Conkwest, Inc. and served as Chairman of the Board of MiMedx, Inc., a wound care Company, from November 2006 to June 2013.  Mr. Gorlin served many years on the Business Advisory Council to the Johns Hopkins School of Medicine as well as on the advisory board of the Johns Hopkins BioMedical Engineering Advisory Board.

Mr. Gorlin will be entitled to receive the same compensation as the other non-employee directors of the Company are entitled to receive. There are no arrangements or understandings between Mr. Gorlin and any other person pursuant to which he was selected as a director. The Company is not aware of any transaction in which Mr. Gorlin has an interest requiring disclosure under Item 404(a) of Regulation S-K.

Item 6.     Exhibits

Exhibit 10.1

Form of Securities Purchase Agreement, dated September 29, 2014, between Catasys, Inc. and accredited investors (incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.)

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

CATASYS, INC.

Date: November 14, 2014	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2014	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)