Form 10-K
period 2014-12-31
CATASYS, INC.
filed 2015-03-31
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

As of June 30, 2014, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $6,558,059 based on the $2.05 closing bid price of the common stock on the OTCQB on that date.

As of March 30, 2015, there were 25,320,540 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2014

In this Annual Report on Form 10-K, except as otherwise stated or the context otherwise requires, the terms “the Company,” “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1A. “Risk Factors” and Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 1.      BUSINESS

Overview

We provide specialized healthcare management services to health plans and other third party payors through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are exacerbating co-existing medical conditions. The program utilizes member engagement and patient centric treatment that integrates evidence based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus has been members with substance use disorders, but we have plans to expand into other behavioral health conditions, including anxiety and depression. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin.

We have not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months.

In the fourth quarter of 2014 we commenced enrollment of our OnTrak program in Florida and New Jersey. The launch of the Florida program represented an expansion of an existing customer relationship. In the first quarter of 2015 we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment in the second quarter of 2015, and an existing customer in Kansas to expand to our OnTrak for anxiety program. The agreement to include OnTrak for anxiety represents our first agreement for this product.

We believe that our business and operations as outlined above are in substantial compliance with applicable laws and regulations. However, the healthcare industry is highly regulated, and the criteria are often vague and subject to change and interpretation by various federal and state legislatures, courts, enforcement and regulatory authorities. Only a treating physician can determine if our OnTrak program is appropriate for any individual patient. Our future prospects are subject to the legal, regulatory, commercial and scientific risks outlined below and in Item 1.A “Risk Factors.”

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

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2012, an estimated 22.2 million Americans ages 12 and older were classified with substance dependence or abuse, of which less than 3 million received the specialized treatment they needed, according to the National Survey on Drug Use and Health published by the Substance Abuse and Mental Health Services Administration (SAMHSA), an agency of the U.S. Department of Health and Human Services.

We believe the best results in treating substance dependence can be achieved in programs such as our OnTrak program that integrate psychosocial and medical treatment modalities and provide longer term support on an out-patient basis.

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

According to the U.S. Census Bureau in 2011, there were over 197 million lives in the United States covered by various private managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $27,500, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

Our customers provide health insurance to individuals or groups (Contracted Membership). We contract with our customers to provide our OnTrak program to the customers’ Contracted Membership generally in specific lines of business (e.g., commercial, Medicare, Medicaid, etc.) and/or specific states or other geographical areas and for specific indications, such as substance use disorders and, more recently, anxiety. We refer to the Contracted Membership to whom we are providing the OnTrak program as Covered Lives. Generally, we receive data relating to the Covered Lives on a regular basis from our customers. We use that data to identify members who meet our contractual eligibility requirements (Eligible Members) and we attempt to engage and enroll those members in our OnTrak program. Our Eligible Members can fluctuate significantly month to month due to fluctuations in our customers’ Contracted Membership and changes in eligibility due to changes in claims or eligibility data provided to us by our customers. Based on our analysis of the data provided to us by our customers approximately 0.045% of Contracted Membership in a commercial line of business are anticipated to be eligible for our OnTrak substance use disorder program. Based on our analysis, Medicare and Medicaid lines of business average approximately 2.5 times the number of Eligible Members for our OnTrak substance use disorder program as the same number Covered Lives in a commercial line of business. Further, as we move into OnTrak programs for anxiety and depression, our preliminary data analysis shows that adding anxiety and depression indications to our Covered Lives is anticipated to increase our pool of Eligible Members substantially. Based on the latest data provided by the one customer that has contracted for us to provide OnTrak for anxiety, adding the anxiety indication is anticipated to increase the number of Eligible Members by approximately 4 times over substance use disorders alone. There are fluctuations in the number of Eligible Members across customers and geographies. Our analysis to date is based on limited data, and in some cases like anxiety and depression, very limited data. There can be no assurance that the data we have analyzed to date will be predictive of the future or that the portion of Covered Lives that are eligible for our programs will not change in the future. In addition, the percentage of Eligible Members in any lines of Covered Lives may fluctuate substantially from period to period.

Our Solution: OnTrak

OnTrak™

Our OnTrak program combines evidence based medical and psychosocial treatments with elements of population health management and ongoing member support to help organizations treat members with substance dependence to improve member health and lower the overall health plan costs of these members. We believe the benefits of our OnTrak program include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe OnTrak is the only program of its kind dedicated exclusively for substance dependence. The OnTrak substance dependence program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form key areas of expertise that we believe sets our solution apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our OnTrak program includes the following components: identification of impactable members, member engagement, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web-based clinical information platform (eOnTrak).

We assist health plans to identify those members who incur significant costs and may be appropriate for enrollment into OnTrak. We then engage and enroll targeted members into our program through direct mailings and telephonic outreach, and referral through health plan sources. After enrollment, our contracted specially trained network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak Relapse Prevention Program to help members develop improved coping skills and a recovery support network. Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals. We also link providers and care coaches to member information through our eOnTrak web based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Clinical and financial outcomes from the OnTrak program have been promising with OnTrak enrolled members achieving an average gross cost reduction of more than 50% as measured from the 12 months prior to enrollment. In addition, to date, approximately 80% of members who have remained eligible have been retained in the program.

OnTrak – Integrated Substance Dependence Solutions

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

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage health plan members whose behavioral health conditions are exaserbating co-existing medical conditions resulting in increased in-patient medical costs. We have initially focused on members with substance use disorders. We intend to grow our business through increased adoption by health plans and other payors of our OnTrak program for substance dependence, as well as expansion into other populations with high costs driven by other behavioral health conditions.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak program with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our OnTrak program to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak program to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, we believe we will be well positioned to address increasing market demand. We believe our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditions that improve patient care while controlling overall treatment costs.

Our Operations

Healthcare Services

Our OnTrak program combines innovative medical and psychosocial treatments with elements of traditional disease management, case management, and ongoing member support to help organizations treat and manage substance dependent populations to improve their health and thereby decrease their overall health care costs.

As of March 30, 2015, we have contracts for our OnTrak program with seven health plans, three of which have merged and are in the process of integrating operations. We are enrolling patients under six of these contracts, with enrollment for the seventh expected to commence in the second quarter of 2015.

We are currently marketing our OnTrak program to managed care health plans on a case rate, monthly fee, or fee for service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our program.

Discontinued Operations

We have discontinued our license and management fees segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company.

Competition

Healthcare Services

Our OnTrak program focuses primarily on substance dependence and is marketed to health plans and other insurance payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as Hummingbird, One Health Solutions, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions. One Health Solutions, a behavioral change technology and social networking site for people in recovery, has conducted a pilot with a national health plan that purported to show a reduction in in-patient readmissions for substance dependence treatment and has reported a pilot with a large managed behavioral health organization that has exceeded expectations on duration and frequency of participant engagement. We believe our product is the most comprehensive to focus exclusively on substance dependence and focus on the overall health and cost of members.

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

Once we contract with a third-party payor we implement our program in conjunction with the third party payor and then commence outreach to eligible members to enroll them in our OnTrak program. In this enrollment process we compete against numerous other providers of substance dependence treatment programs, facilities and providers for those members that elect to receive treatment for substance dependence (see Treatment Programs below). We believe we provide members lower cost and more comprehensive solutions, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers, the cost of such treatment may be paid in whole or in part by our health plan customer.

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

Financial Information about Segments

We manage and report our operations through one business segment: Healthcare Services. This segment includes the OnTrak program marketed to health plans and other third party payors.

Employees

As of December 31, 2014, we employed 44 full-time and 1 part-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Corporate Information

We were incorporated in the State of Delaware on September 29, 2003. Our principal executive offices are located at 11601 Wilshire Blvd, Suite 950, Los Angeles, California 90025, and our telephone number is (310) 444-4300.

Our corporate website address is www.catasys.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. These reports and other information concerning our company may also be accessed at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent registered public accounting firm to express substantial doubt about our ability to continue as a going concern.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. As of December 31, 2014, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2014, cash and cash equivalents was approximately $708,000 and accumulated deficit was approximately $254.6 million. During the twelve months ended December 31, 2014, our cash and cash equivalents used by operating activities was $5.3 million. Although we have recently taken actions to increase revenues and obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset our operating losses by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

We may fail to successfully manage and grow our business, which could adversely affect our results of operations, financial condition and business.

Continued expansion could put significant strain on our management, operational and financial resources. The need to comply with the rules and regulations of the SEC will continue to place significant demands on our financial and accounting staff, financial, accounting and information systems, and our internal controls and procedures, any of which may not be adequate to support our anticipated growth. The need to comply with the state and federal healthcare, security and privacy regulation will continue to place significant demands on our staff and our policies and procedures, any of which may not be adequate to support our anticipated growth. We may not be able to effectively hire, train, retain, motivate and manage required personnel. Our failure to manage growth effectively could limit our ability to satisfy our reporting obligations, or achieve our marketing, commercialization and financial goals.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. As of March 30, 2015, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into April 2015. Actual cash fees collected and expenses incurred may significantly impact this estimate. We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our programs may not be as effective as we believe them to be, which could limit our potential revenue growth.

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not utilizing different outcomes measures. In addition, even if our customers determine our programs are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient or that our programs do not have a high enough return on investment. Our success is dependent on our ability to enroll third-party payor members in our OnTrak programs. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

The healthcare business, in general, and the substance dependence treatment business in particular, are highly competitive. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including MBHOs and other specialty healthcare and managed care companies. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We believe that our ability to offer customers a comprehensive and integrated substance dependence solution, including the utilization of innovative medical and psychosocial treatments, and our unique technology platform will enable us to compete effectively. However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

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

As of December 31, 2014, we had net operating loss carryforwards (NOLs) of approximately $191 million for federal income tax purposes that will begin to expire in 2024. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

Risks related to our intellectual property

Confidentiality agreements with employees, treating physicians and others may not adequately prevent disclosure of trade secrets and other proprietary information.

  In order to protect our proprietary technology and processes, we rely in part on confidentiality provisions in our agreements with employees, treating physicians, and others. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors, increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. Our failure, or the failure of our treating physicians, to comply with applicable healthcare laws and regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

Many states, including California where our principal executive offices and our managed professional medical corporation are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians or other health care professionals (such as nurses or nurse practitioners), or engaging in certain business arrangements with physicians or other health care professionals, such as employment of physicians and other health care professionals or fee-splitting. The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice and fee-splitting rules vary considerably from state to state and are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine, fee-splitting, or payment for referrals by providing administrative and other services in connection with our treatment programs. As a result of such allegations, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

Recognizing the breadth of the Anti-Kickback Law and the fact that it may technically prohibit many innocuous or beneficial arrangements within the health care industry, the Office of Inspector General (“OIG”) has issued a series of regulations, known as the “safe harbors.” Compliance with all requirements of a safe harbor immunizes the parties to the business arrangement from prosecution under the Anti-Kickback Law. The failure of a business arrangement to fit within a safe harbor does not necessarily mean that the arrangement is illegal or that the OIG will pursue prosecution. Still, in the absence of an applicable safe harbor, a violation of the Anti-Kickback Law may occur even if only one purpose of an arrangement is to induce referrals. The penalties for violating the Anti-Kickback Law can be severe. These sanctions include criminal and civil penalties, imprisonment, and possible exclusion from the federal health care programs. Many states have adopted laws similar to the Anti-Kickback Law, and some apply to items and services reimbursable by any payor, including private insurers.

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

Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. We manage and maintain our applications and data utilizing an off-site co-location facility. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attaches by hackers; viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

Risks related to our common stock

Our common stock has limited trading volume, and it is therefore susceptible to high price volatility.

Our common stock is traded on the OTCQB under the symbol “CATS” and has limited trading volume. As such, our common stock is more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Approximately 77% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

32,750, 31,315,373, and 56,792 shares are beneficially held of record by Reserva Capital, LLC, Crede CG III, Ltd. (“Crede III”) and Bonmore, LLC, respectively, whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 77% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of our stockholders' investment may decline.

The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of our OnTrak Program, announcements regarding new or discontinued OnTrak Program contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 30, 2015, approximately 20.5 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 30, 2015, we have outstanding options to purchase approximately 1,648,124 shares of our common stock and warrants to purchase approximately 21,461,570 shares of our common stock at prices ranging from $0.58 to $3,200.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 30, 2015, we had outstanding warrants to purchase an aggregate of 21,461,570 shares of common stock at exercise prices ranging from $0.58 to $80.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

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

The Company has entered into securities purchase agreements with several investors which provide that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the securities purchase agreement (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of common stock (the “Adjustment Shares"). In the event that the Company issues such Adjustment Shares this could cause substantial dilution to our then-existing shareholders. This provision could also make it more difficult to obtain financing.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2014, is set forth below:

Location	Use	Approximate Area in Square Feet
11601 Wilshire Blvd. Los Angeles, California 90025	Principal executive and administrative offices	9,100

Our principal executive and administrative offices are located in Los Angeles, California, and consists of leased office space totaling approximately 9,100 square feet, which will expire in April 2019. Our base rent is approximately $29,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 30, 2015, totaling approximately $1.6 million. In March 2015, we entered into an amendment to our existing lease agreement for a new office space of approximately 9,120 square feet within the same building. The annual rent for the new office space remains unchanged and we expect to move in on or about June 1, 2015.

We believe that the current office space is adequate to meet our needs.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “CATS.” The last reported bid price for our common stock on the OTCQB on March 30, 2015 was $1.85 per share.

The table below sets forth the high and low bid prices for our common stock as reported on the OTCQB during the periods indicated, with prices prior to May 6, 2013 adjusted to account for our 1-for-10 reverse stock split that occurred on that date. The quotations below, as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

	Bid Price
2014	High	Low
4th Quarter	$2.30	$1.56
3rd Quarter	2.29	1.51
2nd Quarter	2.05	0.78
1st Quarter	1.60	0.77

	Bid Price
2013	High	Low
4th Quarter	$1.17	$0.75
3rd Quarter	1.36	0.81
2nd Quarter	1.39	0.80
1st Quarter	1.40	0.80

Stockholders

As of March 30, 2015, there were approximately 61 stockholders of record of our 25,320,540 outstanding shares of common stock.

Dividends

We have never declared or paid dividends on our common stock and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. Payment of cash dividends, if any, in the future will be at the discretion of our board of directors and will depend on applicable law and then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Unregistered Sales of Securities

None.

Issuer Purchase of Equity Securities

None.

ITEM 6.      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1.A. -“Risk Factors.”

OVERVIEW

General

We provide specialized healthcare management services to health plans and other third party payors through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are exacerbating co-existing medical conditions. The program utilizes member engagement and patient centric treatment that integrates evidence based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus has been members with substance use disorders, but we have plans to expand into other behavioral health conditions, including anxiety and depression. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin.

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage health plan members who’s behavioral health conditions are exaserbating co-existing medical conditions resulting in increased in-patient medical costs. We have initially focused on members with substance use disorders. We intend to grow our business through increased adoption by health plans and other payors of our OnTrak program for substance dependence, as well as expansion into other populations with high costs driven by other behavioral health conditions.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak program with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our OnTrak program to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak program to demonstrate improved health and cost reductions, and utilize outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, we believe we will be well positioned to address increasing market demand. We believe our OnTrak program will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditions to improve their health while reducing overall health care costs.

Reporting Segment

We manage and report our operations through one business segment: healthcare services. The healthcare services segment includes OnTrak and its integrated substance dependence solutions marketed to health plans and other third party payors through a network of licensed and company managed healthcare providers.

We have discontinued our license and management fees segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company.

Summary financial information for our reportable segment is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years ended December 31, 2014 and 2013:

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2014	2013
Revenues
Healthcare services revenues	$2,030	$754

Operating expenses
Cost of healthcare services	1,301	650
General and administrative	6,302	5,426
Depreciation and amortization	113	23
Total operating expenses	7,716	6,099

Loss from operations	(5,686)	(5,345)

Interest and other income	1,194	107
Interest expense	(2,778)	(3,069)
Change in fair value of warrant liability	(19,854)	5,392
Loss from continuing operations before provision for income taxes	(27,124)	(2,915)
Provision for income taxes	9	9
Loss from continuing operations	$(27,133)	$(2,924)

Loss from discontinued operations, net of income taxes	$(213)	$(1,755)

Loss	$(27,346)	$(4,679)

Basic and diluted net loss from continuing operations per share:	$(1.21)	$(0.20)

Basic weighted number of shares outstanding	22,353	14,604

Basic and diluted net loss from discontinued operations per share:	$(0.01)	$(0.12)

Basic weighted number of shares outstanding	22,353	14,604

Year ended December 31, 2014 compared with year ended December 31, 2013

Summary of Consolidated Operating Results

Loss from continuing operations before provision for income taxes for the twelve months ended December 31, 2014 was $27.1 million compared with $2.9 million for the twelve months ended December 31, 2013. The increase in loss from continuing operations was primarily due to an increase in revenue of $1.3 million and a decrease in fair value of warrants of $25.2 million.

Revenues

As of December 31, 2014, seven healthcare services contracts were operational resulting in a significant increase in the number of patients being treated compared with the same period in 2013. Recognized revenue increased by $1.3 million, or 169% for the period ended December 31, 2014, compared with the same period in 2013. Some of the revenue related to these contracts is initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment.

Operating Expenses

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims. The increase of $651,000 in cost of healthcare services for the year ended December 31, 2014 compared with the same period in 2013, relates primarily to the increase in members being treated, the mix in members treated, and the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of customers we serve, as well as the increased numbers of enrolled members.

General and Administrative Expenses

Total general and administrative expense increased by $876,000 for the year ended December, 31, 2014, compared with the same period in 2013. The increase was due primarily to an increase in salaries and benefits expense as a result of us hiring more employees to service our increased number of contracts, and investor relations services.

Depreciation and Amortization

Depreciation and amortization was immaterial for the years ended December 31, 2014 and 2013.

Other Income

The increase of $1.1 million in other income relates to the write off of all balances in accounts payable and accrued liabilities related to a liability under a previous research contract on which the statute of limitations expired during the year ending December 31, 2014.

Interest Expense

Interest expense for the year ended December 31, 2014 decreased by $291,000 compared with the same period in 2013. The expense is directly related to the multiple financings that were done during 2014 and 2013.

Change in Fair Value of Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 30, 2015, we had a balance of approximately $84,000 cash on hand. We had working capital deficit of approximately $1.5 million at December 31, 2014 and have continued to deplete our cash position subsequent to December 31, 2014. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover our operations into April 2015; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

In December 2014, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Mr. Peizer, our Chairman and Chief Executive Officer, and Steve Gorlin, a member of our Board of Directors, relating to the sale and issuance of an aggregate of 550,000 shares of common stock, for aggregate gross proceeds of approximately $1,100,000.

In September 2014, we entered into securities purchase agreements with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common stock, for aggregate gross proceeds of approximately $1,500,000.

In May 2014, we entered into securities purchase agreements with several accredited investors, including Crede III and Shamus, LLC, a company owned by David E. Smith, a member of our board of directors, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock, and warrants to purchase an aggregate of 2,586,210 shares of Common Stock at an exercise price of $0.58 per share (the “May Warrants”) for an aggregate gross proceeds of approximately $1,500,000. The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions.

In January 2014, we entered into securities purchase agreements with several investors, including Crede III, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share (the “January Warrants”) for aggregate gross proceeds of approximately $1,000,000. The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other security convertible into our common stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. In the fourth quarter of 2014 we commenced enrollment of our OnTrak program in Florida and New Jersey. The launch of the Florida program represented an expansion of an existing customer relationship. In the first quarter of 2015 we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment in the second quarter of 2015, and an existing customer in Kansas to expand to our OnTrak for anxiety program. The agreement to include OnTrak for anxiety represents our first agreement for this product. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $5.1 million of cash from continuing operating activities during the year ended December 31, 2014 compared with $4.2 million during the same period in 2013. Significant non-cash adjustments to operating activities for the year ended December 31, 2014 included issuance costs of $2.8 million, a fair value adjustment on warrant liability of $19.9 million, offset by the write-off of accrued liabilities of $1.2 million.

Capital expenditures for the year ended December 31, 2014 were not material. Our future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $4.9 million for the year ended December 31, 2014, compared with net cash provided by financing activities of $4.2 million for the year ended December 31, 2013. Cash provided by financing activities for the twelve months ended December 31, 2014 consisted of the net proceeds from the securities offerings in January 2014, May 2014, September 2014 and December 2014, leaving a balance of $708,000 in cash and cash equivalents at December 31, 2014.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase during 2015 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations into April 2015; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for 2014 and 2013 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting for the twelve months ended December 31, 2014 and 2013, respectively.

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

During the twelve months ended December 31, 2014, we did not acquire any new intangible assets and as of December 31, 2014, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We recorded no total impairment charges for the year ended December 31, 2014, compared with $795,000 for the same period in 2013.

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the year ended December 31, 2014, we recorded a net loss of $19.9 million, compared with a net gain of $5.4 million for the same period in 2013 for the change in fair value of the warrant liability.

We will continue to mark the warrants to market value each reporting period, using the Black-Scholes pricing model until they are completely settled or expire.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified restrospective approach to adoptions. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2013-15 will not have a material effect on our consolidated financial position or results of operations.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.  OTHER INFORMATION

In February 2015, we granted to each of our non-employee directors as annual compensation for serving on our board an option to purchase 200,000 shares of our common stock. In addition, we granted to the Chairman of our Audit Committee an additional option to purchase 50,000 shares of our common stock. The options were granted under our 2010 Stock Incentive Plan, as amended.  These options have a three-year vesting period with one-year vesting immediately and the remainder of the options vesting equally over the next 24 months, have an exercise price of $2.20, the closing bid price of our common stock on the OTCQB on the date of the grant, and they expire in February 2025. All unvested options will immediately vest in the event of termination without cause, are transferable upon death and will be exercisable for a period of ten years after the grantee ceases to be director.

In March 2015, Terren S. Peizer, our Chairman and Chief Executive Officer, loaned the company $200,000. No terms were discussed nor were any agreements executed in connection with such loan, but we currently contemplate that the $200,000 will either be paid back out of our next significant financing or invested into such financing.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at March 30, 2015. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	55	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	45	Director, President and Chief Operating Officer	2003

Susan Etzel	41	Chief Financial Officer	2011

Richard Berman	70	Director, and Chairman of the Audit Committee.	2014

Steven Kriegsman	72	Director, Chairman of the Compensation Committee, Member of the Corporate Governance Committee, and Member of the Audit Committee.	2014

David Smith	68	Director	2014

Marvin Igelman	52	Director, and Chairman of the Corporate Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee	2014

Steve Gorlin	77	Director	2014

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

We believe Mr. Peizers’s qualifications to serve on our board of directors include his role as an investor and executive in several private and public companies, including numerous companies in the healthcare field. He has extensive knowledge and experience in the financial and healthcare industries, and provides extensive insight and experience with capital markets and publicly traded companies at all stages of development.

Richard A. Anderson has served as a director since July 2003 and as a member of our management team since April 2005. He has been our President and Chief Operating Officer since July 2008, in this role he has been primarily responsible for the creation of our managed care OnTrak program. He has more than twenty years of experience in business development, strategic planning, operations, finance and management, with 15 years of that in the healthcare field. Prior to joining the Company, he held senior level financial and operational positions in healthcare and financial companies, and served as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

We believe Mr. Anderson’s qualifications to serve on the board of directors include his business and healthcare experience, including a diversified background as an executive and in operational roles in both public and private companies. His leadership of our product creation gives him a breadth of knowledge and valuable understanding of our business, operations and customers.

Susan Etzel, has served as the Company’s Chief Financial Officer since July 2011 and prior to that was the Company’s Corporate Controller since February 2011. Prior to joining the Company, she acted as the Controller of Clearant, Inc., a developer of a universal pathogen inactivation technology, from July 2005 until February 2011. Prior to joining the Clearant she held a senior level auditor position at Arthur Anderson LLP. She received a Bachelor of Business Economics with an emphasis in Accounting from the University of California, Santa Barbara. She is also a Certified Public Accountant.

Richard Berman is currently the President and Chief Executive Officer of LICAS, a K-12, College and University, Health Care consulting firm. In addition, he currently serves as Chairman of the board of directors of Emblem Health's Quality of Care Committee and a member of its Audit Committee. Mr. Berman is also an Entrepreneur in Residence at GaTech’s ATDC and visiting professor at USF MUMA College of Business. He is an elected member of the Institute of Medicine of the National Academy of Sciences. Previously, he was a management consultant for McKinsey & Company, Executive Vice President of NYU Medical Center and Professor of Health Care Management at the NYU School of Medicine. He has also held various roles at Korn Ferry International, Howe-Lewis International, the New York Office of Health Systems Management, US Department of Health Education, and Welfare, and as the President of Manhattanville College. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009. In 2006, Mr. Berman was awarded a Fulbright Commission grant to travel to Uganda and provide strategic planning and leadership training to Kabale University. Mr. Berman has a Bachelor of Business Administration, an MBA and Master in Public Health.

We believe Mr. Berman’s qualifications to serve on our board of directors include his extensive experience as an executive in several healthcare firms.  In addition, as a board member of a health plan we believe he has an understanding of our customer base and current developments and strategies in the health insurance industry.

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

We believe Mr. Kriegsman’s qualifications to serve on our board of directors include his experience in the healthcare industry, his previous experience in both public and private companies, and his experience serving as a director of several public companies.

David Smith is the President, Chief Executive Officer and Chief Investment Officer of the Trading Advisor. Mr. Smith was the founder and Chief Executive Officer of Coast Asset Management. Mr. Smith has worked in various capacities in the securities industry, including as Vice President of Security Pacific Bank , and Oppenheimer and Company as a bond arbitrageur, and he is also a successful investor in small cap growth companies. Mr. Smith has an MBA from the University of California at Berkeley.

We believe Mr. Smith’s qualifications to serve on our board of directors include his extensive background in the banking and securities industries, as well as his experience in corporate governance and management.

Marvin Igelman, is the Chief Executive Officer of Sprylogics International Inc. (TSX: SPY), a leader in the semantic search technology sector and currently on the Board of Directors of Jamba Juice (NASDAQ: JMBA). Previously, he was Chief Executive Officer of Unomobi, Inc. a mobile advertising and messaging platform that was acquired in February 2010 by Poynt Corporation. Mr. Igelman was also founder, President and Chief Executive Officer of Brandera Inc., which operated Portfolios.com, a leading online business-to-business site for the Graphic Arts and creative community, and has served as a business development consultant for numerous technology companies, and established a number of other successful ventures. Mr. Igelman has a Bachelor of Laws from Osgoode Hall Law School.

We believe Mr. Igelman’s qualifications to serve on our board of directors include his extensive business development experience, and his current and past executive experience in numerous private and publicly traded companies.

Steve Gorlin, is an entrepreneur who has founded numerous successful biotechnology and pharmaceutical companies over the last 40 years, including Medivation and Entremed. He currently serves as Executive Chairman to Conkwest, Inc. and served as Chairman of the Board of MiMedx, Inc., a wound care Company, from November 2006 to June 2013.  Mr. Gorlin served many years on the Business Advisory Council to the Johns Hopkins School of Medicine as well as on the advisory board of the Johns Hopkins BioMedical Engineering Advisory Board.

We believe Mr. Gorlin’s qualifications to serve on our board of directors include his experience in the healthcare industry, his extensive business development experience, and his current and past executive experience in numerous private and publicly traded companies.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2014 were met, except that an initial report of ownership will be filed late by each of Messrs. Berman, Kriegsman, Smith, Igelman, and Gorlin.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions.  Our code of ethics is listed hereto as Exhibit 14.1 and is accessible on our website at http://www.catasys.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment waiver.

Independence of the Board of Directors

Our common stock is traded on the OTCQB. The Board of Directors has determined that a majority of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Kriegsman, Igelman, and Gorlin are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Committees of the Board of Directors

Audit committee

During 2014, the audit committee consisted of three directors, Mr. Berman, Mr. Kriegsman and Mr. Igelman. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

Nominations and governance committee

The nominations and governance committee consists of up to three directors who are independent as defined by the NASDAQ rules. During 2014, the committee consisted of Mr. Igelman and Mr. Kriegsman, and did not hold any meetings during 2013. The committee nominates new directors and periodically oversees corporate governance matters.

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

The nominations and governance committee considers director candidates that are suggested by members of the board of directors, as well as management and stockholders. Although it has not previously utilized, the committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board of directors an analysis with respect to particular recommended candidates. The nominations and governance committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals.

Compensation committee

The compensation committee consists of two directors who are independent as defined by the NASDAQ rules. During 2014, the committee consisted of Mr. Kriegsman and Mr. Igelman, and did not hold any meetings during 2014. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2014 and 2013 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2014 and were serving as executive officers as of such date.

				All
				Other
				Compen-
		Salary ($)	Option Awards	sation ($)
Name and Principal Position	Year	(1)	(2)	(3)	Total ($)

Terren S. Peizer,	2014	450,000	-	19,303	469,303
Chairman & Chief	2013	450,000	-	19,442	469,442
Executive Officer

Richard A. Anderson,	2014	374,250	-	29,019	403,269
President and	2013	370,287	-	30,815	401,102
Chief Operating Officer

Etzel, Susan	2014	164,538	-	-	164,538
Chief Financial Officer	2013	150,000	-	-	150,000
Officer

(1)	Mr. Peizer deferred part of his salary for the 2014 and 2013 years.
(2)	No equity awards were granted during 2014 and 2013.
(3)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2014 and 2013, of which, part of this was deferred, with annual bonuses targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the years ended December 31, 2014 and 2013. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. There were no options granted to Mr. Peizer during 2014 or 2013. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008. Mr. Anderson’s agreement renewed for an additional four year term in 2010. Mr. Anderson received an annual base salary of $374,250 in 2014 and $370,287 in 2013, with annual bonuses targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the years ended December 31, 2014 and 2013. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2014 or 2013. All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum payment equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum payment equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for eighteen months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into a two-year employment agreement with Ms. Etzel effective January 1, 2013. Beginning January 1, 2015, Ms. Etzel will be employed on an at-will basis. Ms. Etzel received an annual base salary of $164,538 in 2014 and $150,000 in 2013, and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company. Ms. Etzel did not receive any annual bonus during the years ended December 31, 2014 and 2013. In the event the Company terminates the employment with Good Cause or if Ms. Etzel resigns, the Company will pay Ms. Etzel her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination and all of her unvested option will terminate. If the Company terminates the employment without Good Cause, Ms. Etzel will be entitled to her then applicable salary prorated through the date of termination, together with any benefits accrued through the date of termination, all of her unvested stock options will vest immediately and the Company will continue to pay Ms. Etzel her base salary for a period of three months after the termination date. In addition, Ms. Etzel will be entitled to COBRA continuation coverage for a period of three months from the termination date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2014.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise	Option
	Exercisable	Unexer-	Price	Expiration
Name	(1)	cisable	($)	Date
Terren S. Peizer	1,150	-	123.20	02/07/18
	1,350	-	123.20	06/20/18
	2,398	-	193.60	10/27/19
	148,500	-	17.60	12/06/20
	153,398	-

Richard A. Anderson	638	-	112.00	04/28/15
	63	-	112.00	07/27/16
	733	-	112.00	02/07/18
	862	-	112.00	06/20/18
	1,245	-	176.00	10/27/19
	148,500	-	16.00	12/06/20
	152,041	-

Susan Etzel	1,625	-	8.00	05/24/21

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2014.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $15,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,700,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $45,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum payment of $590,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to $29,000.

If Ms. Etzel had been or is terminated without good cause or resigned for good reason, she would have received a lump sum payment of $45,000 based upon 3 month’s salary plus medical benefits for three months, with a value equal to $3,000.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,757,000, as described above, plus a tax gross up of $702,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $886,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $44,000.

DIRECTOR COMPENSATION

During the fiscal year 2014, our non-employee directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

There were no stock options granted to non-employee directors outstanding at December 31, 2014.  There were no stock options granted during 2014 and 2013.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2014.

	(a)	(b)	( c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	398,621	$20.04	1,369,142

Equity compensation plans not approved by security holders	-	-	-

Total	398,621	$20.04	1,369,142

(1) This plan consisted of 398,621 outstanding options.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 30, 2015 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 30, 2015 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 25,320,540 shares of common stock outstanding on March 30, 2015.

			Total
	Common	Options &	common
	stock	warrants	stock	Percent
	beneficially	exercisable	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	15,677,944	15,880,369	31,558,313	76.7%
Richard A. Anderson (5)	-	152,041	152,041	*
Susan Etzel (6)	-	1,625	1,625	*
Richard Berman (7)	-	104,167	104,167	*
Steven Kriegsman (8)	-	83,334	83,334	*
David Smith (9)	4,672,259	4,575,131	9,247,390	31.0%
Marvin Igelman (10)	-	83,334	83,334	*
Steve Gorlin (11)	150,000	83,334	233,334	*

* Less than 1%
All directors and named executive officers as a group (8 persons)	20,500,203	20,963,335	41,463,538	89.7%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 950, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On March 30, 2015, there were 25,320,540 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 30, 2015, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose. In February 2015, we granted to each of our non-employee directors as annual compensation for serving on our board an option to purchase 200,000 shares of our common stock. In addition, we granted to the Chairman of our Audit Committee an additional option to purchase 50,000 shares of our common stock. The options were granted under our 2010 Stock Incentive Plan, as amended.  These options have a three-year vesting period with one-year vesting immediately and the remainder of the options vesting equally over the next 24 months, have an exercise price of $2.20, the closing bid price of our common stock on the OTCQB on the date of the grant, and they expire in February 2025. All unvested options will immediately vest in the event of termination without cause, are transferable upon death and will be exercisable for a period of ten years after the grantee ceases to be director.

(4)

Consists of warrants to purchase 15,726,971 shares of common stock, and options to purchase 153,398 shares of common stock. 32,750, 15,588,402 and 56,792 shares are held of record by Reserva Capital LLC, Crede CG III Ltd. and Bonmore, LLC, respectively, where Mr. Peizer serves as Managing Director and may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 152,041 shares of common stock, which are exercisable within the next 60 days.

(6)	Includes options to purchase 1,625 shares of common stock, which are exercisable within the next 60 days.
(7)	Incudes options to purchase 104,167 shares of common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 83,334 shares of common stock, which are exercisable within the next 60 days.
(9)

Consists of 4,672,259 shares of common stock, options to purchase 83,334 shares of common stock, which are exercisable within the next 60 days, and warrants to purchase 4,491,797 shares of common stock held by Shamus, LLC, where Mr. Smith serves as Managing Director and may be deemed to beneficially own or control.

(10)	Includes options to purchase 83,334 shares of common stock, which are exercisable within the next 60 days.
(11)	Consists of 150,000 shares of common stock and options to purchase 83,334 shares of common stock, which are exercisable within the next 60 days.

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

Certain Transactions

In April 2013, we entered into securities purchase agreements with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”) an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Warrants expire in April 2018, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the April Warrants, the exercise price of the April Warrants will be reduced to such lower price, subject to customary exceptions. The April Offering provides that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the securities purchase agreement (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of common stock (the “Adjustment Shares").

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

In May 2014, we entered into securities purchase agreements with several investors, including Crede III and Shamus, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million (the “May Offering”). The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions. The May Offering provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

In September 2014, we entered into the securities purchase agreements with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common at an exercise price of $2.00 per share for aggregate gross proceeds of approximately $1.5 million.

In December 2014, we entered into the securities purchase agreements with several investors, including Crede III and Steve Gorlin, an affiliate of the Company, relating to the sale and issuance of an aggregate of 550,000 shares of common at an exercise price of $2.00 per share for aggregate gross proceeds of approximately $1.1 million.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Rose, Synder & Jacobs LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2014, and December 31, 2013, and fees billed for other services rendered by Rose, Synder & Jacobs LLP during those periods.

	2014	2013
Audit fees (1)	$77,000	$76,000
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	-	-

Total	$77,000	$76,000

(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.     Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.     Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.     Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.     Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

4.34	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
4.35	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 15, 2013.
4.36	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2015.
4.37	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.
10.1†

Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.2†

Employment Agreement between Catasys, Inc. and Richard A. Anderson, dated April 19, 2005, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.3†

Amendment to Employment Agreement of Richard A. Anderson, dated July 16, 2008, incorporated by reference to Exhibit 10.1 of  Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

10.4†*	Form of Stock Option Grant Notice.
10.5†	2010 Stock Incentive Plan incorporated by reference to exhibit 10.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on December 16, 2010.
10.6

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated October 19, 2010, incorporated by reference to Exhibit 4.1, 4.2, 4.3, 4.4, 10.1, 10.2, and 10.3 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2010.

10.7

Securities Purchase Agreement between Catasys, Inc. and investors, dated June 29, 2010, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2010.

10.8

Placement Agent Agreement between Rodman & Renshaw, LLC and Catasys, Inc., dated July 22, 2011, incorporated by reference to exhibit 10.30 of Catasys, Inc.’s registrations statement on Form S-1/A filed with the Securities and Exchange Commission on July 22, 2011.

10.9

Securities Purchase Agreement between Crede Capital Partners, LLC and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on August 19, 2011.

10.10

Securities Purchase Agreement between David E. Smith and Catasys, Inc., incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.11

Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 7, 2011.

10.12

Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011.

10.13

Second Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2011.

10.14

Third Amended and Restated Consent Agreement between Crede Capital Partners, LLC and David E. Smith, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2011.

10.15

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 20, 2011, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 27, 2011.

10.16

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 17, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on April 20, 2012.

10.17

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated September 13, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on September 18, 2012.

10.18

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated December 4, 2012, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on December 6, 2012.

10.19†

Employment Agreement between Catasys, Inc. and Susan Etzel, dated March 27, 2013, incorporated by reference to exhibit 10.41 of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

10.20

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 10, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2013.

10.21

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2013.

10.22

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2014.

10.23

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.

10.24

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.

10.25

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014.

10.26

Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated November 6, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

10.27*	First Amendment to the Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated March 6, 2015.
14.1

Code of Conduct and Ethics, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – Rose, Snyder & Jacobs LLP.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: March 31, 2015	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 31, 2015
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN ETZEL	Chief Financial Officer	March 31, 2015
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 31, 2015
Richard A. Anderson	and Director

/s/ RICHARD BERMAN	Director	March 31, 2015
Richard Berman

/s/ STEVEN KRIEGSMAN	Director	March 31, 2015
Steven Kriegsman

/s/ DAVID SMITH	Director	March 31, 2015
David Smith

/s/ MARVIN IGELMAN	Director	March 31, 2015
Marvin Igelman

/s/ STEVE GORLIN	Director	March 31, 2015
Steve Gorlin

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations during the year ended December 31, 2014. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2015

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$708	$1,136
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	189	173
Receivables from related party	300	115
Prepaids and other current assets	313	275
Total current assets	1,510	1,699
Long-term assets
Property and equipment, net of accumulated depreciation of $2,002 and $2,001, respectively	354	366
Intangible assets, net of accumulated amortization of $418 and $401, respectively	101	118
Deposits and other assets	387	440
Total Assets	$2,352	$2,623

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$341	$1,148
Accrued compensation and benefits	1,392	1,181
Deferred revenue	354	534
Other accrued liabilities	614	1,270
Warrant liabilities	259	39
Total current liabilities	2,960	4,172
Long-term liabilities
Deferred rent and other long-term liabilities	267	160
Capital leases	23	26
Warrant liabilities	40,326	16,308
Total Liabilities	43,576	20,666

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,244,485 and 18,835,571 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	3	2
Additional paid-in-capital	213,333	209,169
Accumulated deficit	(254,560)	(227,214)
Total Stockholders' deficit	(41,224)	(18,043)
Total Liabilities and Stockholders' Deficit	$2,352	$2,623

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2014	2013
Revenues
Healthcare services revenues	$2,030	$754

Operating expenses
Cost of healthcare services	1,301	650
General and administrative	6,302	5,426
Depreciation and amortization	113	23
Total operating expenses	7,716	6,099

Loss from operations	(5,686)	(5,345)

Interest and other income	1,194	107
Interest expense	(2,778)	(3,069)
Change in fair value of warrant liability	(19,854)	5,392
Loss from continuing operations before provision for income taxes	(27,124)	(2,915)
Provision for income taxes	9	9
Loss from continuing operations	$(27,133)	$(2,924)

Loss from discontinued operations, net of income taxes	$(213)	$(1,755)

Loss	$(27,346)	$(4,679)

Basic and diluted net loss from continuing operations per share:	$(1.21)	$(0.20)

Basic weighted number of shares outstanding	22,353	14,604

Basic and diluted net loss from discontinued operations per share:	$(0.01)	$(0.12)

Basic weighted number of shares outstanding	22,353	14,604

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Other
(Amounts in thousands)	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2012*	12,022,826	$1	$208,776	$-	$(222,535)	$(13,758)

Exercise of Warrants	69,886	1	180	-	-	181
Common stock issued in private placement,	6,742,859	-	-	-	-	-
net of expenses	-	-	-	-	-	-
Share-based Compensation Expense	-	-	213	-	-	213
Net loss	-	-	-	-	(4,679)	(4,679)
Balance at December 31, 2013*	18,835,571	$2	$209,169	$-	$(227,214)	$(18,043)

Exercise of Warrants	443,563	-	963	-	-	963
Common stock issued for outside services	355,000	-	550			550
Common stock issued in private placement,	-	-	-	-	-	-
net of expenses	5,610,351	1	2,600	-	-	2,601
Share-based Compensation Expense	-	-	51	-	-	51
Net loss	-	-	-	-	(27,346)	(27,346)
Balance at December 31, 2014	25,244,485	$3	$213,333	$-	$(254,560)	$(41,224)

* The financial statements have been retroactively restated to reflect the 10-for-1 reverse stock split that occurred on May 6, 2013.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(In thousands)	December 31,
	2014	2013
Operating activities:
Net loss	$(27,346)	$(4,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	$213	$1,755
Depreciation and amortization	113	170
Issuance costs included in interest expense	2,771	3,066
Write-off of accrued liabilities	(1,194)	-
Deferred rent	70	(22)
Share-based compensation expense	51	213
Impairment losses	-	795
Transactions costs	400	-
Common stock issued for investor relations services	75	-
Fair value adjustment on warrant liability	19,854	(5,392)
Changes in current assets and liabilities:
Receivables	(16)	(242)
Prepaids and other current assets	37	(19)
Deferred revenue	(180)	256
Accounts payable and other accrued liabilities	94	(80)
Net cash used by operating activities of continuing operations	$(5,058)	$(4,179)
Net cash used by operating activities of discontinued operations	$(215)	$(1,756)
Net cash used by operating activities	$(5,273)	$(5,935)

Investing activities:
Purchases of property and equipment	$(65)	$-
Deposits and other assets	53	(265)
Net cash used by investing activities	$(12)	$(265)

Financing activities:
Proceeds from the issuance of common stock and warrants	$4,800	$4,174
Proceeds from the exercise of warrants	77	23
Capital lease obligations	(20)	(14)
Net cash provided by financing activities	$4,857	$4,183

Net increase (decrease) in cash and cash equivalents	$(428)	$(2,017)
Cash and cash equivalents at beginning of period	1,136	3,153
Cash and cash equivalents at end of period	$708	$1,136

Supplemental disclosure of cash paid
Income taxes	$14	$40
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$963	$156
Common stock issued for investor relations services	$150	$-
Property and equipment acquired through capital leases and other financing	$24	$33

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business

     We provide specialized healthcare management services to health plans and other third party payors through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are exacerbating co-existing medical conditions.  The program utilizes member engagement and patient centric treatment that integrates evidence based medical and psychosocial interventions along with care coaching in a 52-week outpatient program.  Our initial focus has been members with substance use disorders, but we have plans to expand into other behavioral health conditions, including anxiety and depression.

Basis of Consolidation and Presentation and Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2014, cash and cash equivalents was $708,000 and we had a working capital deficit of approximately $1.5 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the year ended December 31, 2014, our cash used in operating activities from continuing operations was $5.1 million. We anticipate continuing to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2014, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses into April 2015, however delays in cash collections, revenue, or unforeseen expenditures, could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. In the fourth quarter of 2014 we commenced enrollment of our OnTrak program in Florida and New Jersey. The launch of the Florida program represented an expansion of an existing customer relationship. In the first quarter of 2015 we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment in the second quarter of 2015, and an existing customer in Kansas to expand to our OnTrak for anxiety program. The agreement to include OnTrak for anxiety represents our first agreement for this product. We have generated fees from the launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

We have discontinued our license and management fees segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company.

All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of depreciable and amortizable assets, the evaluation of asset impairment, the valuation of warrant liabilities, and shared-based compensation. Actual results could differ from those estimates.

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

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2014, we had an aggregate of 398,621 vested and unvested shares outstanding and 1,369,142 shares available for future awards.

Total share-based compensation expense on a consolidated basis was $51,000 and $213,000 for the years ended December 31, 2014 and 2013, respectively.

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

There were no new stock options granted for the years ended December 31, 2014 or 2013, respectively.

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

From time to time, we have retained terminated employees as part-time consultants upon their resignation from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. We recorded no expense for the years ended December 31, 2014 and 2013, respectively, associated with modified liability awards.

Income Taxes

We account for income taxes using the liability method in accordance with Accounting Standards Committee (“ASC”) 740 “Income Taxes”. To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of approximately 21,860,191 and 18,342,335 of incremental common shares as of December 31, 2014 and 2013, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2014, cash and cash equivalents exceeding federally insured limits totaled $551,000.

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

The following tables summarize fair value measurements by level at December 31, 2014 and 2013, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2013

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	175	-	-	175
Total assets	175	-	-	175

Warrant liabilities	-	-	16,347	16,347
Total liabilities	-	-	16,347	16,347

	Balance at December 31, 2014

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	122	-	-	122
Total assets	122	-	-	122

Warrant liabilities	-	-	40,585	40,585
Total liabilities	-	-	40,585	40,585

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

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2014 and 2013:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2012	$14,658
Reclassification to equity	(156)
Change in fair value	(5,392)
Issuance of Warrants	7,237
Balance as of December 31, 2013	$16,347

Issuance (exercise) of warrants, net	4,384
Change in fair value	19,897
Expiration of warrants	(43)
Balance as of December 31, 2014	$40,585

Intangible Assets

Intellectual Property

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to programs for treatment of dependence to alcohol, cocaine, methamphetamines other addictive stimulants, and anxiety. These long-term assets are stated at cost and are being amortized on a straight-line basis over the life of the respective patents, or patent applications, which is approximately six years at December 31, 2014.

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

We performed an impairment analysis on intellectual property for the years ended December 31, 2014 and 2013. There was no impairment of intangibles for the year ended December 31, 2014. We determined that the carrying value for certain intangibles was not recoverable and exceeded the fair value at December 31, 2013. We recorded an impairment charge of $795,000 for these assets at December 31, 2013 We determined that the estimated lives of the remaining intellectual property properly reflected the current remaining economic lives of the assets.

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

Warrant Liabilities

In May 2014, we entered into the securities purchase agreements (the “May Agreements”) with several investors, including Crede CG III, Ltd. (“Crede III”), an affiliate of Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”) an affiliate of the Company, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million (the “May Offering”). The May Agreements provide that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the securities purchase agreement (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of common stock (the “Adjustment Shares").

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

In January 2014, we entered into the securities purchase agreements (the “January Agreements”) with several investors, including Crede III, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

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

In April 2013, we entered into the securities purchase agreements with several investors, Crede III and Shamus, LLC, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of common stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1.5 million (the “April Offering”). The April Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

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

For the years ended December 31, 2014 and 2013, we recognized a loss of $19.9 million and a gain of $5.4 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2014, three customers accounted for approximately 87% of revenues and four customers accounted for approximately 98% of accounts receivable.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified restrospective approach to adoptions. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (“ASU 2014-15”). ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2013-15 will not have a material effect on our consolidated financial position or results of operations.

Note 2. Discontinued Operations

We have discontinued our license and management fees segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company. The revenues and expenses of discontinued operations for the twelve months ended December 31, 2014 and 2013 are as follows:

	Twelve months ended
	December 31,
(in thousands)	2014	2013

Revenues	$25	$112

Expenses
Cost of license and management services	$55	$235
General and administrative expenses
Salaries and benefits	96	465
Other expenses	83	225
Impairment losses	-	795
Depreciation and amortization	4	147
Total expenses	$238	$1,867

Loss from discontinued operations	$(213)	$(1,755)

The carrying amount of the assets and liabilities of discontinued operations, were as follows:

	December 31	December 31,
(in thousands)	2014	2013
Cash and cash equivalents	$-	$24
Receivables, net	-	24
Total assets	$-	$48

Accounts payable	-	25
Intercompany Payable	-	13,119
Total liabilities	$-	$13,144

Net assets (liabilities) of discontinued operations	$-	$(13,096)

Note 3. Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2014 and 2013:

	December 31,
(in thousands)	2014	2013
Healthcare fees	$184	$146
Patient fees receivable	-	24
Other	5	3
Total receivables	$189	$173
Less allowance for doubtful accounts	-	-
Total receivables, net	$189	$173

We use the specific identification method for recording the provision for doubtful accounts, which was $0 and $0 as of December 31, 2014 and 2013, respectively.

Note 4. Receivable – Related Party

In December 2014, we entered into securities purchase agreement with several investors including Steve Gorlin, an affiliate of the Company, related to the sale and issuance of common stock. Mr. Gorlin received approximately 150,000 shares of common stock at a price of $2.00 per share, for gross proceeds of approximately $300,000. Such proceeds were received subsequent to year-end.

In December 2010, we entered into a three-year sublease agreement with Xoftek, Inc., an affiliate of our Chairman and Chief Executive Officer, to sublease approximately one-third of our office space for a three-year term for a monthly rent of approximately $11,000 per month. The related party receivable as of December 31, 2014 and December 31, 2013 was $0 and $115,000, respectively. This is net of an offset against this receivable of $0 and $186,000 payable to our Chairman and Chief Executive Officer at December 31, 2014 and December 31, 2013, respectively. We have offset approximately $382,000 in payables due to our Chairman and Chief Executive Officer during the year ended December 31, 2014.

Note 5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2014 and 2013:

(in thousands)	2014	2013
Furniture and equipment	$2,038	$2,054
Leasehold improvements	318	313
Total property and equipment	2,356	2,367
Less accumulated depreciation and amortization	(2,002)	(2,001)
Total property and equipment, net	$354	$366

Depreciation expense was $96,000 and $35,000 for the years ended December 31, 2014 and 2013, respectively.

At December 31, 2013, we wrote off $2.7 million of the fully depreciated balance of leasehold improvements, furniture, and equipment related to the premises we vacated in 2013.

Note 6. Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to our program for treatment of anxiety. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications, which is approximately six years at December 31, 2014. As of December 31, 2014 and 2013, intangible assets were as follows:

	December 31,
(in thousands)	2014	2013
Intellectual property	$519	$519

Less accumulated amortization	(418)	(401)

Total intangibles, net	$101	$118

Amortization expense for all intangible assets amounted to $17,000 and $135,000 for the years ended December 31, 2014 and 2013, respectively. Estimated amortization expense for intellectual property for the next five years ending December 31, is as follows:

(In thousands)
Year	Amount
2015	$16
2016	$16
2017	$16
2018	$16
2019	$16

We recorded impairment losses of $0 and $795,000 for the years ended December 31, 2014 and 2013, respectively.

Note 7. Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2014 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our condensed consolidated balance sheets and was $88,000 and $64,000 at December 31, 2014 and 2013, respectively. Accumulated depreciation of the leased equipment at December 31, 2014 and 2013 was approximately $44,000 and $18,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2014, are as follows:

(in thousands)	Amount
Year ending December 31,
2015	$35
2016	22
2017	7
Total minimum lease payments	64
Less amounts representing interest	(12)
Capital lease obligations, net of interest	52
Less current maturities of capital lease obligations	(29)
Long-term capital lease obligations	$23

Note 8. Income Taxes

As of December 31, 2014, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $191 million and $152 million, respectively. The net federal operating loss carry forwards begin to expire in 2024, and net state operating loss carry forwards begin to expire in 2014. The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2014	2013
(in thousands)
Federal, state and foreign net operating losses	$72,141	$68,199
Stock based compensation	7,778	8,228
Accrued liabilities	503	430
Other temporary differences	6,510	(2,595)
Valuation allowance	(86,932)	(74,262)
	$-	$-

The Company has provided a valuation allowance in full on its net deferred tax assets in accordance with ASC 740 Income Taxes. Because of the Company's continued losses, management assessed the realizability of its net deferred tax assets as being less than the more-likely-than-not criteria set forth by ASC 740. Furthermore, certain portions of the Company's net operating loss carryforwards were acquired, and therefore subject to further limitation set forth under the federal tax code, which could further limit the Company's ability to realize its deferred tax assets.

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2014	2013
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	2.7%	-37.1%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	0.0%	1.3%
Other	0.0%	0.4%
Change in valuation allowance	31.3%	69.6%
Tax provision	0.0%	0.2%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2009 through 2013. The federal and material foreign jurisdictions statutes of limitations began to expire in 2009. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2014, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2014 and 2013, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2008, and by the IRS for tax years through 2009. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Note 9. Equity Financings

In December 2014, we entered into the securities purchase agreements (the “December Agreements”) with several investors, including Crede III and Steve Gorlin, an affiliate of the Company, relating to the sale and issuance of an aggregate of 550,000 shares of common for aggregate gross proceeds of approximately $1.1 million.

In September 2014, we entered into securities purchase agreements (the “September Agreements”) with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common stock for aggregate gross proceeds of approximately $1.5 million (the “September Offering”).

In May 2014, we entered into the May Agreements with several investors, including Crede III and Shamus, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million. The May Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

In January 2014, we entered into the January Agreements with several investors, including Crede III, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million. The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

In October 2013, we entered into the October Agreements with several investors, including Crede III and Shamus, relating to the sale and issuance of an aggregate of 4,550,002 shares of common stock, and warrants (the “October Warrants”) to purchase an aggregate of 4,550,002 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $2.6 million. The foregoing issuances triggered anti-dilution provisions in certain of the Company’s outstanding warrants. As a result, the exercise price of these warrants decreased to $0.58 per share, however, the number of shares issuable under these warrants remained unchanged. The October Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

In April 2013, we entered into the April Agreements with several investors, including Crede III and Shamus, relating to the sale and issuance of an aggregate of 2,192,857 shares of common stock, and warrants (the “April Warrants”) to purchase an aggregate of 2,192,857 shares of Common Stock at an exercise price of $0.70 per share for aggregate gross proceeds of approximately $1,535,000 (the “April Offering”). The April Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors. We effectuated a reverse split on May 6, 2013, and no Adjustment Shares were issued.

Note 10. Share-based Compensation

The Plan provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. At December 31, 2014, we had 398,621 vested and unvested stock options outstanding and 1,369,142 shares reserved for future awards. Total share-based compensation expense amounted to $51,000 and $214,000 for the years ended December 31, 2014 and 2013, respectively.

Stock Options – Employees and Directors

There were no stock options granted to employees and directors during 2014 or 2013.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2012	486,000	$47.20

2013
Granted	-	-
Cancelled/Expired	(25,000)	151.70
Balance, December 31, 2013	461,000	$19.69

2014
Granted	-	-
Cancelled/Expired	(83,000)	20.21
Balance, December 31, 2014	378,000	$19.59

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2014 were as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00 to $20.00	367,000	6.04	$15.60	366,000	$15.63
$20.01 to $1,000.00	11,000	3.78	154.12	11,000	154.12

	378,000	5.97	$19.59	377,000	$19.67

At December 31, 2014 and 2013, the number of options exercisable was 376,825 and 451,639, respectively, at weighted-average exercise prices of $19.67 and $20.00, respectively.

Share-based compensation expense relating to stock options granted to employees and directors was $43,000 and $189,000 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was $1,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 0.87 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors. There were no options and warrants granted during 2014 and 2013, respectively.

Stock option and warrant activity for non-employee grants for services is summarized as follows:

		Weighted avg.
	Shares	exercise price
Balance, December 31, 2012	22,000	$99.80

2013
Granted	-	-
Cancelled	(1,000)	893.69
Balance, December 31, 2013	21,000	$28.40

2014
Granted	-	-
Cancelled	-	-
Balance, December 31, 2014	21,000	$28.40

Warrants granted to non-employees outstanding at December 31, 2014 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	20,908,726	$0.62
Warrants issued in connection with debt agreement	450,000	0.58
Warrants issued for services	102,844	3.18
	21,461,570	$0.63

No warrants were granted to non-employees for services in 2014 or 2013.

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $8,000 and $24,000 for the years ended December 31, 2014 and 2013, respectively.

Common Stock

During 2014 and 2013, we issued 355,000 and 0 shares of common stock, respectively, for consulting services valued at $550,000 and $0, respectively. Generally, The costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary. As of December 31, 2014, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based compensation expense relating to the ESPP for the years ended December 31, 2014 and 2013, respectively.

Note 11. Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $285,000 and $294,000 for the years ended December 31, 2014 and 2013, respectively.

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

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2014:

(In thousands)
Year	Amount
2015	$339
2016	$365
2017	$376
2018	$387
2019	$99

Clinical Research Commitments

None.

Legal Proceedings

None.

Note 12. Other Income/Write-off of Liabilities

During the year ended December 31, 2014, the statute on a research contract, initially entered into in 2005 and amended and breached in 2010 expired in accordance with Section 337 of the California Code of Civil Procedures. Accordingly, we wrote off all balances included in accounts payable and accrued liabilities on our books relating to this contract. The amount recorded to Other Income was $1.2 million for the year ended December 31, 2014.

Note 13. Subsequent Events

In February 2015, we granted to each of our non-employee directors as annual compensation for serving on our board an option to purchase 200,000 shares of our common stock. In addition, we granted to the Chairman of our Audit Committee an additional option to purchase 50,000 shares of our common stock. The options were granted under our 2010 Stock Incentive Plan, as amended.  These options have a three-year vesting period with one-year vesting immediately and the remainder of the options vesting equally over the next 24 months, have an exercise price of $2.20, the closing bid price of our common stock on the OTCQB on the date of the grant, and they expire in February 2025. All unvested options will immediately vest in the event of termination without cause, are transferable upon death and will be exercisable for a period of ten years after the grantee ceases to be director.

In March 2015, Terren S. Peizer, our Chairman and Chief Executive Officer, loaned the company $200,000. No terms were discussed nor were any agreements executed in connection with such loan, but we currently contemplate that the $200,000 will either be paid back out of our next significant financing or invested into such financing.