Form 10-Q
period 2015-03-31
CATASYS, INC.
filed 2015-05-15
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes   ☐            No   ☑

As of May 14, 2015, there were 25,320,540 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except for number of shares)	2015	December 31,
	(unaudited)	2014
ASSETS
Current assets
Cash and cash equivalents	$84	$708
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	109	189
Receivables from related party	-	300
Prepaids and other current assets	331	313
Total current assets	524	1,510
Long-term assets
Property and equipment, net of accumulated depreciation of $2,031 and $2,002, respectively	332	354
Intangible assets, net of accumulated amortization of $423 and $418, respectively	96	101
Deposits and other assets	387	387
Total Assets	$1,339	$2,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$506	$341
Accrued compensation and benefits	1,535	1,392
Deferred revenue	515	354
Other accrued liabilities	622	614
Short term debt	200	-
Warrant liabilities	223	259
Total current liabilities	3,601	2,960
Long-term liabilities
Deferred rent and other long-term liabilities	250	267
Capital leases	18	23
Warrant liabilities	37,888	40,326
Total Liabilities	41,757	43,576

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 25,320,569 and 25,244,485 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	3	3
Additional paid-in-capital	214,334	213,333
Accumulated deficit	(254,755)	(254,560)
Total Stockholders' Deficit	(40,418)	(41,224)
Total Liabilities and Stockholders' Deficit	$1,339	$2,352

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2015	2014
Revenues
Healthcare services revenues	$433	$199

Operating expenses
Cost of healthcare services	406	265
General and administrative	2,734	1,337
Depreciation and amortization	34	24
Total operating expenses	3,174	1,626

Loss from operations	(2,741)	(1,427)

Other income	11	-
Interest expense	(2)	(1,312)
Change in fair value of warrant liability	2,474	5,101
Income/(Loss) from continuing operations before provision for income taxes	(258)	2,362
Provision for income taxes	2	2
Income/(Loss) from continuing operations	$(260)	$2,360

Loss from discontinued operations, net of income taxes	$-	$(221)

Net Income/(Loss)	$(260)	$2,139

Basic net income (loss) from continuing operations per share:	$(0.01)	$0.12

Basic weighted number of shares outstanding	25,286	19,449

Diluted net income (loss) from continuing operations per share:	$(0.01)	$0.08

Diluted weighted number of shares outstanding	25,286	28,166

Basic net loss from discontinued operations per share:	$(0.00)	$(0.01)

Basic weighted number of shares outstanding	25,286	19,449

Diluted net loss from discontinued operations per share:	$(0.00)	$(0.01)

Diluted weighted number of shares outstanding	25,286	28,166

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2015	2014
Operating activities:
Net Income/(loss)	$(260)	$2,139
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Loss from discontinued operations	$-	$221
Depreciation and amortization	33	28
Issuance costs included in interest expense	-	1,311
Provision for doubtful accounts	66	-
Deferred rent	(17)	78
Share-based compensation expense	828	13
Common stock issued for consulting services	172	-
Fair value adjustment on warrant liability	(2,474)	(5,101)
Changes in current assets and liabilities:
Receivables	380	(132)
Prepaids and other current assets	(18)	41
Deferred revenue	160	150
Accounts payable and other accrued liabilities	319	10
Net cash used in operating activities of continuing operations	$(811)	$(1,242)
Net cash used in operating activities of discontinued operations	$-	$(222)
Net cash used in operating activities	$(811)	$(1,464)

Investing activities:
Purchases of property and equipment	$(8)	$(30)
Deposits and other assets	-	87
Net cash provided by/(used in) investing activities	$(8)	$57

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$1,000
Proceeds from bridge loan	200	-
Capital lease obligations	(5)	(6)
Net cash provided by financing activities	$195	$994

Net decrease in cash and cash equivalents	$(624)	$(413)
Cash and cash equivalents at beginning of period	708	1,136
Cash and cash equivalents at end of period	$84	$723

Supplemental disclosure of cash paid
Income taxes	$2	$11
Supplemental disclosure of non-cash activity
Common stock issued for investor relations services	$172	$-

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2014, from which the balance sheets, as of December 31, 2014, have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2015, cash and cash equivalents amounted to $84,000 and we had a working capital deficit of approximately $3.1 million. In April 2015, we closed a bridge note financing of $2.0 million in gross proceeds. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2015, our cash used in operating activities of continuing operations was $811,000. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2015, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses into July 2015; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the first quarter of 2015, we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment during the second quarter of 2015, and an existing customer in Kansas expanded into our OnTrak for anxiety program in the second quarter of 2015. The agreement to include OnTrak for anxiety represents our first agreement for this product. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

We have discontinued our license and management fee segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2015, we did not have any cash and cash equivalents exceeding federally insured limits.

For the three months ended March 31, 2015, three customers accounted for approximately 99% of revenues and one customer accounted for approximately 94% of accounts receivable.

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

Common equivalent shares, consisting of 23,409,694 incremental common shares for the three months ended March 31, 2015, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Common equivalent shares, consisting of 8,717,165 incremental common shares for the three months ended March 31, 2014, issuable upon the exercise of stock options and warrants have been included in the diluted earnings per share calculation.

	Three Months Ended
	March 31
(in thousands, except per share amounts)	2015	2014

Numerator

Net income (loss) from continuing operations	$(260)	$2,360

Net loss from discontinued operations	$-	$(221)

Net income (loss)	$(260)	$2,139

Denominator

Weighted-average common shares outstanding	25,286	19,449

Shares used in calculation - basic	25,286	19,449

Shares issuable for stock options and warrants	-	8,717

Shares used in calculation - diluted	25,286	28,166

Net income (loss) per share from continuing operations

Basic	$(0.01)	$0.12

Diluted	$(0.01)	$0.08

Net loss per share from discontinued operations

Basic	$-	$(0.01)

Diluted	$-	$(0.01)

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2015, we had 1,698,124 vested and unvested shares outstanding and 69,639 shares available for future awards under the Plan.

Share-based compensation expense attributable to continuing operations were $828,000 and $13,000 for the three months ended March 31, 2015, compared with the same period in 2014.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2015 and 2014, was $826,000 and $12,000, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were 1,300,000 options granted to employees and directors during the three months ended March 31, 2015 and no options were granted to employees and directors during the same period in 2014 under the Plan. Employee and director stock option activity for the three months ended March 31, 2015 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2014	378,000	$19.59

Granted	1,300,000	$2.20
Cancelled	(1,000)	$45.20

Balance March 31, 2015	1,677,000	$6.22

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2015 and 2014, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2015, there was $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.33 years.

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

There were no options issued to non-employees for the three months ended March 31, 2015 and 2014, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $2,000 and $1,000 for the three months ended March 31, 2015 and 2014, respectively.

Non-employee stock option activity for the three months ended March 31, 2015, are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2014	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2015	21,000	$28.40

Common Stock

There were 76,000 and 0 shares of common stock issued in exchange for investor relations services during the three months ended March 31, 2015 and 2014, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of March 31, 2015.  As such, we have not recorded a provision for income tax for the period ended March 31, 2015.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2015 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value:

	2015

(Dollars in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$122	$-	$-	$122
Total assets	$122	$-	$-	$122

Warrant liabilities	$-	$-	$38,111	$38,111
Total liabilities	$-	$-	$38,111	$38,111

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2015, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2015:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2014	$40,585
Issuance of warrants	-
Change in fair value	(2,474)
Balance as of March 31, 2015	$38,111

Intangible Assets

As of March 31, 2015, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$519	$(423)	$96	6

During the three months ended March 31, 2015, we did not acquire any new intangible assets and at March 31, 2015, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.

We review our intangible assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and/or their eventual disposition. If the estimated undiscounted future cash flows are less than their carrying amount, we record an impairment loss to recognize a loss for the difference between the assets’ fair value and their carrying value. Since we have not recognized significant revenue to date, our estimates of future revenue may not be realized and the net realizable value of our capitalized costs of intellectual property or other intangible assets may become impaired. We had no intangible impairment for the three months ended March 31, 2015 or 2014.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2015 (9 months)	$12
2016	$16
2017	$16
2018	$16
2019	$16

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

Warrant Liabilities

We have issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2015 and 2014, we recognized a gain of $2.5 million and a gain of $5.1 million, respectively, related to the revaluation of our warrant liabilities.

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

Note 3. Discontinued Operations

We have discontinued our license and management fees segment. The operations of this segment were shut down effective April 1, 2014, and all of the assets were absorbed by the healthcare services segment. The revenues and expenses of discontinued operations for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended
	March 31,
	(unaudited)
	2015	2014
(in thousands)
Revenues	$-	$19

Expenses
Cost of license and management services	$-	$68
General and administrative expenses
Salaries and benefits	-	96
Other expenses	-	72
Depreciation and amortization	-	4
Total expenses	$-	$240
Loss from discontinued operations	$-	$(221)

There was no carrying amount of the assets and liabilities of discontinued operations as of March 31, 2015 and December 31, 2014, respectively.

Note 4. Related Party Disclosure

In March 2015, Crede CG III, Ltd (“Crede”), an affiliate of our Chairman and Chief Executive Officer, loaned the company $200,000. This short term, interest free indebtedness was repaid in full in April 2015 from the proceeds we received in the Bridge Notes financing.

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

Note 5. Short-term Debt

In March 2015, Terren S. Peizer, our Chairman and Chief Executive Officer, loaned the company $200,000. No terms were discussed nor were any agreements executed in connection with such loan and amount was paid back in full in April 2015.

Note 6. Subsequent Event

In April 2015, Crede, an affiliate of our Chairman and Chief Executive Officer, loaned the company $360,000. This short term, interest free indebtedness was repaid in full in April 2015 from the proceeds we received in the Bridge Notes financing.

In April 2015, we entered into a Securities Purchase Agreement with several institutional accredited investors, pursuant to which we received aggregate gross proceeds of $2.0 million from the investors for the sale of approximately $2.12 million principal amount of 12% Original Issue Discount Convertible Debentures due January 18, 2016 (the “Bridge Notes”), and five-year warrants to purchase an aggregate of 530,303 shares of our shares of common stock, at an exercise price of $2.00 per share (the “April 2015 Warrants”). The closing of the Bridge Notes transaction occurred on April 17, 2015. We received aggregate net proceeds of $1,815,000. We have used $560,000 of the net proceeds to repay our outstanding indebtedness incurred by way of short term, interest free loans over the months of March and April 2015 to Crede.

The conversion price of the Bridge Notes and the exercise price of the April 2015 Warrants is $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be. The Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable quarterly in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings . The investors will receive 200,000 additional shares of common stock if we have not consummated a public offering of at least $5.0 million in gross proceeds by September 30, 2015.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2014 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We provide specialized healthcare management services to health plans and other third party payors through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus has been members with substance use disorders, but we have plans to expand into other behavioral health conditions, including anxiety and depression. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia. Wisconsin, and our OnTrak for anxiety program in Kansas.

Recent Developments

In April 2015, we entered into a Securities Purchase Agreement with several institutional accredited investors, pursuant to which we received aggregate gross proceeds of $2.0 million from the investors for the sale of approximately $2.12 million principal amount of 12% Original Issue Discount Convertible Debentures due January 18, 2016 (the “Bridge Notes”), and five-year warrants to purchase an aggregate of 530,303 shares of our shares of common stock”, at an exercise price of $2.00 per share (the “April 2015 Warrants”). The closing of the Bridge Notes transaction occurred on April 17, 2015. We received aggregate net proceeds of $1,815,000. We have used $560,000 of the net proceeds to repay our outstanding indebtedness incurred by way of short term, interest free loans over the months of March and April 2015 to Crede.

The conversion price of the Bridge Notes and the exercise price of the April 2015 Warrants is $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be. The Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable quarterly in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings. The investors will receive 200,000 additional shares of common stock if we have not consummated a public offering of at least $5.0 million in gross proceeds by September 30, 2015. In connection with the Bridge Notes, the investors have agreed, subject to certain exceptions for shares owned prior to the transaction or acquired in the open market subsequent to the transaction, not to sell or dispose of any shares prior to October 15, 2015, subject to earlier termination of such lock-up if we have not filed a registration statement for a public offering by May 31, 2015. In addition, our officers and directors also entered into lock-up agreements pursuant to which they agreed not to sell or dispose any securities of the company beneficially owned by them until the Bridge Notes are no longer outstanding. The investors are also entitled, until April 17, 2016, to participate in certain of our future financings.

Operations

In the first quarter of 2015, we operated our OnTrak for substance dependence solutions for third-party payors in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the first quarter of 2015 we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment during the second quarter of 2015, and an existing customer in Kansas expanded into our OnTrak for anxiety program in the second quarter of 2015. The agreement to include OnTrak for anxiety represents our first agreement for this product. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

Discontinued Operations

We have discontinued our license and management fees segment. The operations of this segment were shut down effective April 1, 2014 and all of the assets were absorbed by the healthcare services segment.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2015	2014
Revenues
Healthcare services revenues	$433	$199

Operating expenses
Cost of healthcare services	406	265
General and administrative	2,734	1,337
Depreciation and amortization	34	24
Total operating expenses	3,174	1,626

Loss from operations	(2,741)	(1,427)

Other income	11	-
Interest expense	(2)	(1,312)
Change in fair value of warrant liability	2,474	5,101
Income/(Loss) from continuing operations before provision for income taxes	(258)	2,362
Provision for income taxes	2	2
Income/(Loss) from continuing operations	$(260)	$2,360

Loss from discontinued operations, net of income taxes	$-	$(221)

Net Income/(Loss)	$(260)	$2,139

Basic net income (loss) from continuing operations per share:	$(0.01)	$0.12

Basic weighted number of shares outstanding	25,286	19,449

Diluted net income (loss) from continuing operations per share:	$(0.01)	$0.08

Diluted weighted number of shares outstanding	25,286	28,166

Basic net loss from discontinued operations per share:	$(0.00)	$(0.01)

Basic weighted number of shares outstanding	25,286	19,449

Diluted net loss from discontinued operations per share:	$(0.00)	$(0.01)

Diluted weighted number of shares outstanding	25,286	28,166

Summary of Consolidated Operating Results

Loss from continuing operations before provision for income taxes for the three months ended March 31, 2015 was $260,000, compared with a net gain of $2.4 million for the same period in 2014. The difference primarily relates to the decrease in the change in fair value of warrant liability for the three months ended March 31, 2015, compared to the same period in 2014.

Revenues

As of March 31, 2015, seven healthcare services contracts were operational resulting in a significant increase in the number of patients being treated compared with the same period in 2014. Recognized revenue increased by $234,000, or 118%, for the three months ended March 31, 2015, compared with the same period in 2014. Some of the revenue related to these contracts is initially recorded to deferred revenue as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $141,000 for the months ended March 31, 2015, compared with the same period in 2014, relates primarily to the increase in the number of members being treated, the mix in members treated, and the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members.

General and Administrative Expenses

Total general and administrative expense increased by $1.4 million for the three months ended March 31, 2015, compared with the same period in 2014. The increase was due primarily to an increase in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015, investor relations services, and legal services.

Interest Expense

Interest expense decreased by $1.3 million for the three months ended March 31, 2015 compared with the same period in 2014. The decrease related to the issuance of warrants as part of our January 2014 financings and no such warrants were issued during the three months ended March 31, 2015.

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

The decrease in the change in fair value for the warrants was $2.6 million for the three months ended March 31, 2015 compared with the same period in 2014.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three months ended March 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 14, 2015, we had a balance of approximately $450,000 cash on hand. We had working capital deficit of approximately $3.1 million at March 31, 2015. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into July 2015: however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In April 2015, we entered into a Securities Purchase Agreement with several institutional accredited investors, pursuant to which we received aggregate gross proceeds of $2.0 million from the investors for the sale of approximately $2.12 million principal amount of Bridge Notes, and five-year warrants to purchase an aggregate of 530,303 shares of our shares of common stock, at an exercise price of $2.00 per share (the “April 2015 Warrants”). The closing of the Bridge Notes transaction occurred on April 17, 2015. We received aggregate net proceeds of $1,815,000. We have used $560,000 of the net proceeds to repay our outstanding indebtedness incurred by way of short term, interest free loans over the months of March and April 2015 to Crede.

The conversion price of the Bridge Notes and the exercise price of the April 2015 Warrants is $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be. The Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable quarterly in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings. The investors will receive 200,000 additional shares of common stock if we have not consummated a public offering of at least $5.0 million in gross proceeds by September 30, 2015.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the first quarter of 2015 we expanded our Wisconsin program with a national health plan to include their Medicare Advantage members. In addition, we signed an agreement with a new customer in Illinois, which is anticipated to commence enrollment during the second quarter of 2015, and an existing customer in Kansas expanded into our OnTrak for anxiety program in the second quarter of 2015. The agreement to include OnTrak for anxiety represents our first agreement for this product. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $811,000 of cash for continuing operating activities during the three months ended March 31, 2015 compared with $1.2 million in the same period in 2014. Significant non-cash adjustments to operating activities for the three months ended March 31, 2015 included share-based compensation expense of $828,000, depreciation and amortization of $33,000, and a fair value adjustment on warrant liability of $2.5 million.

Capital expenditures for the three months ended March 31, 2015 were not material. Our future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $195,000 for the three months ended March 31, 2015, compared with net cash provided by financing activities of $994,000 for the three months ended March 31, 2014. Cash provided by financing activities for the three months ended March 31, 2015 consisted of the net proceeds from the loan provided by Terren S. Peizer, our Chairman and Chief Executive Officer, in March 2015, leaving a balance of $84,000 in cash and cash equivalents at March 31, 2015.

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

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2015, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, share-based compensation expense, and the impairment assessment for intangible assets, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We issued warrants to purchase common stock in July 2010, October 2010, November 2010, December 2011, February 2012, April 2012, May 2012, September 2012, December 2012, April 2013, October 2013, January 2014, and May 2014. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2015 and 2014, we recognized a non-operating gain of $2.5 million and $5.1 million, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three months ended March 31, 2015 and 2014, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2015 and 2014, respectively.

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

During the three months ended March 31, 2015, we did not acquire any new intangible assets and as of March 31, 2015, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We recorded no intangible impairment for the three months ended March 31, 2015 or 2014.

RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2015. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In February 2015, we issued 32,000 unregistered shares of common stock to a consultant for investor relations services to be performed from February 2015 through April 2015. These securities were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933.

In February 2015, we issued 44,000 unregistered shares of common stock to a consultant for investor relations services to be performed from February 2015 through January 2016. These securities were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit 4.1

Form of 12% Original Issue Discount Convertible Debenture due January 18, 2016, between Catasys, Inc. and accredited investors (incorporated by reference to Exhibit 4.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.)

Exhibit 4.2

Form of Common Stock Purchase Warrant, between Catasys, Inc. and accredited investors (incorporated by reference to Exhibit 4.2 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.)

Exhibit 10.1

Form of Securities Purchase Agreement, dated April 2015, between Catasys, Inc. and accredited investors (incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.)

Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: May 15, 2015	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)