Form 10-Q
period 2015-06-30
CATASYS, INC.
filed 2015-08-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

Commission File Number 001-31932

CATASYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025

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

Yes☐            No☑

As of August 13, 2015, there were 46,597,760 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,
(In thousands, except for number of shares)	2015	December 31,
	(unaudited)	2014
ASSETS
Current assets
Cash and cash equivalents	$152	$708
Receivables, net of allowance for doubtful accounts of $1 and $0, respectively	249	189
Receivables from related party	-	300
Prepaids and other current assets	586	313
Total current assets	987	1,510
Long-term assets
Property and equipment, net of accumulated depreciation of $2,057 and $2,002, respectively	314	354
Intangible assets, net of accumulated amortization of $427 and $418, respectively	92	101
Deposits and other assets	521	387
Total Assets	$1,914	$2,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$610	$341
Accrued compensation and benefits	1,509	1,392
Deferred revenue	853	354
Other accrued liabilities	652	614
Short term debt	2,336	-
Warrant liabilities	7	259
Total current liabilities	5,967	2,960
Long-term liabilities
Deferred rent and other long-term liabilities	233	267
Capital leases	13	23
Warrant liabilities	965	40,326
Total Liabilities	7,178	43,576

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 46,597,760 and 25,244,485 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5	3
Additional paid-in-capital	250,073	213,333
Accumulated deficit	(255,342)	(254,560)
Total Stockholders' Deficit	(5,264)	(41,224)
Total Liabilities and Stockholders' Deficit	$1,914	$2,352

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Healthcare services revenues	$472	$312	$905	$511

Operating expenses
Cost of healthcare services	529	267	935	532
General and administrative	2,422	1,709	5,156	3,046
Depreciation and amortization	30	28	64	52
Total operating expenses	2,981	2,004	6,155	3,630

Loss from operations	(2,509)	(1,692)	(5,250)	(3,119)

Other Income	10	1,194	21	1,194
Interest expense	(1,110)	(1,462)	(1,112)	(2,774)
Loss on exchange of warrants	(4,410)	-	(4,410)	-
Change in fair value of warrant liability	7,434	(25,493)	9,908	(20,392)
Loss from continuing operations before provision for income taxes	(585)	(27,453)	(843)	(25,091)
Provision for income taxes	2	2	4	4
Loss from continuing operations	$(587)	$(27,455)	$(847)	$(25,095)

Income/(Loss) from discontinued operations, net of income taxes	$-	$8	$-	$(213)

Net Loss	$(587)	$(27,447)	$(847)	$(25,308)

Basic and diluted net loss from continuing operations per share:	$(0.02)	$(1.27)	$(0.03)	$(1.22)

Weighted number of shares outstanding	35,375	21,702	30,358	20,581

Basic and diluted net loss from discontinued operations per share:	$0.00	$0.00	$0.00	$(0.01)

Weighted number of shares outstanding	35,375	21,702	30,358	20,581

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2015	2014
Operating activities:
Net loss	$(847)	$(25,308)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	$-	$213
Amortization of debt discount and issuance costs included in interest expense	1,056	2,771
Provision for doubtful accounts	75	-
Depreciation and amortization	63	52
Write-off of accrued liabilities	-	(1,194)
Deferred rent	(34)	137
Share-based compensation expense	1,037	26
Common stock issued for consulting services	172	-
Warrants issued for services	56	-
Loss on exchange of warrants	4,410	-
Fair value adjustment on warrant liability	(9,908)	20,392
Changes in current assets and liabilities:
Receivables	230	(29)
Prepaids and other current assets	118	150
Deferred revenue	499	295
Accounts payable and other accrued liabilities	478	(112)
Net cash used in operating activities of continuing operations	$(2,595)	$(2,607)
Net cash used in operating activities of discontinued operations	-	(208)
Net cash used in operating activities	$(2,595)	$(2,815)

Investing activities:
Purchases of property and equipment	$(16)	$(36)
Deposits and other assets	-	53
Net cash provided by/(used in) investing activities	$(16)	$17

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$2,500
Proceeds from the exercise of warrants	-	77
Proceeds from the issuance of convertible debenture	2,000	-
Proceeds from bridge loan	250	-
Transaction Costs	(185)	240
Capital lease obligations	(10)	(14)
Net cash provided by financing activities	$2,055	$2,803

Net increase (decrease) in cash and cash equivalents	$(556)	$5
Cash and cash equivalents at beginning of period	708	1,136
Cash and cash equivalents at end of period	$152	$1,141

Supplemental disclosure of cash paid
Interest	$-	$11
Income taxes	$34	$-
Supplemental disclosure of non-cash activity
Property and equipment acquired through capital leases and other financing	$-	$8

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2015, cash and cash equivalents was $152,000 and we had a working capital deficit of approximately $5 million. In July 2015, we closed on a promissory note financing with Crede CG III, Ltd. (“Crede”), 100% owned by Terren S. Peizer, our Chairman and Chief Executive Officer of approximately $3.35 million in gross proceeds, of which $2.2 million of the gross proceeds was used to redeem our 12% Original Issue Discount Convertible Debenture due January 18, 2016. In July 2015, Crede exchanged the promissory note for a $3.56 million 12% Original Issue Discount Convertible Debenture due January 18, 2016. We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2015, our cash used in operating activities of continuing operations was $2.6 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2015, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses into the fourth quarter of 2015; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the first and second quarter of 2015, we signed an agreement with a new customer to expand to Illinois, and signed an agreement with an existing customer to expand our program to Missouri. The program in Illinois commenced enrollment in the third quarter of 2015, and our program in Missouri is expected to commence enrollment in the third quarter of 2015. In addition, during the second quarter we expanded our existing program in Kansas to cover high cost members with anxiety and commenced enrollment. In addition, we are in discussions to expand our existing customers into several additional markets. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2015, cash and cash equivalents exceeding federally insured limits totaled $25,000.

For the six months ended June 30, 2015, three customers accounted for approximately 97% of revenues and four customers accounted for approximately 99% of accounts receivable.

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

Common equivalent shares, consisting of 2,635,635 and 22,439,683 incremental common shares for the six months ended June 30, 2015 and 2014, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2015, we had 1,676,625 vested and unvested stock options outstanding and 91,138 shares available for future awards under the Plan.

Share-based compensation expense attributable to continuing operations were $209,000 and $1.0 million for the three and six months ended June 30, 2015, compared with $13,000 and $26,000 for the same periods in 2014, respectively.

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

Share-based compensation expense recognized for employees and directors for the three and six months ended June 30, 2015 was $208,000 and $1.0 million, compared with $11,000 and $23,000, for the same periods in 2014, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were 0 and 1,050,000 options granted to directors and 250,000 options granted to employees during the three and six months ended June 30, 2015 and no options were granted to employees and directors during the same period in 2014 under the Plan. Employee and director stock option activity for the three and six months ended June 30, 2015 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2014	378,000	$19.59

Granted	1,300,000	$2.20
Cancelled	(1,000)	$45.20

Balance March 31, 2015	1,677,000	$6.22

Granted	-	$-
Cancelled	-	$112.00

Balance June 30, 2015	1,677,000	$6.06

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2015 and 2014, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2015, there was $1.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.13 years.

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

There were no options issued to non-employees for the three and six months ended June 30, 2015 and 2014, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $1,000 and $3,000 for the three and six months ended June 30, 2015 and $2,000 and $3,000 for the three and six months ended June 30, 2014, respectively.

Non-employee stock option activity for the three and six months ended June 30, 2015, are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2014	21,000	$28.40

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2015	21,000	$28.40

Granted	-	$-
Cancelled	(21,000)	$28.40

Balance June 30, 2015	-	$-

Common Stock

In May 2015, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock.

There were 0 and 76,000 shares of common stock issued for investor relations or consulting services during the three and six months ended June 30, 2015 compared to 200,000 shares issued for the same periods in 2014, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of June 30, 2015.  As such, we have not recorded a provision for income tax for the period ended June 30, 2015.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2015 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value:

	2015

(In thousands)	Level I	Level II	Level III	Total
Certificates of deposit	$122	$-	$-	$122
Total assets	$122	$-	$-	$122

Warrant liabilities	$-	$-	$972	$972
Total liabilities	$-	$-	$972	$972

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2015, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2015:

Level III
Warrant
(In thousands)	Liabilities
Balance as of December 31, 2014	$40,585
Issuance of warrants	-
Change in fair value	(2,474)
Balance as of March 31, 2015	$38,111
Issuance of warrants	1,419
Exchange of warrants	(31,124)
Change in fair value	(7,434)
Balance as of June 30, 2015	$972

Intangible Assets

As of June 30, 2015, the gross and net carrying amounts of intangible assets that are subject to amortization are as follows:

	Gross			Amortization
(In thousands)	Carrying	Accumulated	Net	Period
	Amount	Amortization	Balance	(in years)
Intellectual property	$519	$(427)	$92	6

During the three and six months ended June 30, 2015, we did not acquire any new intangible assets and at June 30, 2015, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension.

We review our intangible assets for impairment whenever events or circumstances indicate that the carrying amount of these assets may not be recoverable. In reviewing for impairment, we compare the carrying value of such assets to the estimated undiscounted future cash flows expected from the use of the assets and/or their eventual disposition. If the estimated undiscounted future cash flows are less than their carrying amount, we record an impairment loss to recognize a loss for the difference between the assets’ fair value and their carrying value. Since we have not recognized significant revenue to date, our estimates of future revenue may not be realized and the net realizable value of our capitalized costs of intellectual property or other intangible assets may become impaired. We had no intangible impairment for the three and six months ended June 30, 2015 or 2014.

Estimated remaining amortization expense for intangible assets for the current year and each of the next five years ending December 31 is as follows:

(In thousands)
Year	Amount
2015 (6 months)	$8
2016	$16
2017	$16
2018	$16
2019	$16

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

Warrant Liabilities

In May 2015, we entered into the Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock (the “Warrant Exchange”). We recognized a $4.4 million loss related to the Warrant Exchange for the three and six months ended June 30, 2015.

In conjunction with the Securities Purchase Agreement entered in April 2015, the Company issued five year warrants to purchase an aggregate of 530,303 shares of our common stock, at an exercise price of $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be (the “April 2015 Warrants”).

We have issued warrants to purchase common stock in July 2010, November 2010, December 2011, February 2012, and April 2015. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2015 and 2014, we recognized a gain of $7.4 million and $9.9 million, respectively, compared with a loss of $25 million and $20 million for the same periods in 2014, respectively, related to the revaluation of our warrant liabilities.

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

Note 3. Discontinued Operations

We have discontinued our license and management fees segment. The operations of this segment were shut down effective April 1, 2014, and all of the assets were absorbed by the healthcare services segment. The revenues and expenses of discontinued operations for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	(unaudited)		(unaudited)
(in thousands)	2015	2014	2015	2014

Revenues	$-	$6	$-	$25

Expenses
Cost of license and management services	$-	$(13)	$-	$55
General and administrative expenses
Salaries and benefits	-	-	-	96
Other expenses	-	11	-	83
Depreciation and amortization	-	-	-	4
Total expenses	$-	$(2)	$-	$238
Gain (loss) from discontinued operations	$-	$8	$-	$(213)

There was no carrying amount of the assets and liabilities of discontinued operations as of June 30, 2015 and December 31, 2014, respectively.

Note 4. Related Party Disclosure

In June 2015, Crede loaned the company $250,000. This short term, interest free indebtedness was converted to a promissory note in July 2015.

In December 2014, we entered into securities purchase agreement with several investors including Steve Gorlin, an affiliate of the Company, related to the sale and issuance of common stock. Mr. Gorlin received approximately 150,000 shares of common stock at a price of $2.00 per share, for gross proceeds of approximately $300,000. Such proceeds were received subsequent to year-end.

Crede participated in our January 2014 and May 2014 offerings. Crede received approximately 3,662,932 shares of our common stock and warrants to purchase an aggregate 3,662,932 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $2.1 million. These warrants were subsequently converted to 3,662,932 shares of common stock as part of the Warrant Exchange in May 2015.

Shamus, LLC (“Shamus”), a company owned by David E. Smith, a member of the Company’s board of directors, participated in our May 2014 offering. Shamus received approximately 344,828 shares of our common stock and warrants to purchase an aggregate 344,828 shares of common stock at a price of $0.58 per share, for gross proceeds of approximately $200,000. These warrants were subsequently converted to 344,828 shares of common stock as part of the Warrant Exchange in May 2015.

Note 5. Short-term Debt

In June 2015, Crede loaned the company $250,000. This short term, interest free indebtedness was converted to a promissory note in July 2015.

In April 2015, we entered into a Securities Purchase Agreement with several institutional accredited investors, pursuant to which we received aggregate gross proceeds of $2.0 million from the investors for the sale of approximately $2.12 million principal amount of 12% Original Issue Discount Convertible Debentures due January 18, 2016 (the “April 2015 Bridge Notes”) and the April 2015 Warrants. The closing of the April 2015 Bridge Notes transaction occurred on April 17, 2015. We received aggregate net proceeds of $1,815,000. We used $560,000 of the net proceeds to repay our outstanding indebtedness due to Crede incurred by way of short term, interest free loans in the first and second quarters of 2015.

The conversion price of the April 2015 Bridge Notes and the exercise price of the April 2015 Warrants is $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be. The April 2015 Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable quarterly in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings.

Note 6. Other Income/Write-off of Liabilities

For the three and six months ended June 30, 2014, the statute on a contract, initially entered into in 2005 and amended and breached in 2010 expired in accordance with Section 337 of the California Code of Civil Procedures. Accordingly, we wrote off all balances included in accounts payable and accrued liabilities on our books relating to this contract which amounted to approximately $1.1 million.

Note 7. Subsequent Event

In July 2015, we entered into a promissory note with Crede, pursuant to which we received gross proceeds of $3.35 million for the sale of $3.35 million in principal amount (the “Promissory Note”). The Promissory Note is due on August 21, 2015, and carries an interest rate on any unpaid principal amount of 8% per annum until the maturity date, after which the interest rate will increase to 12% per annum. We used approximately $2.2 million of the net proceeds of this transaction to redeem the Bridge Notes. Following the redemption, all of the Bridge Notes were extinguished.

In July 2015, we entered into a Securities Purchase Agreement with Crede, pursuant to which we exchanged the $3.35 million Promissory Note, for a $3.56 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 (the “July 2015 Bridge Note”) and five-year warrants to purchase an aggregate of 936,462 shares of our common stock, at an exercise price of $1.90 per share (the “July 2015 Warrants”).

The conversion price of the July 2015 Bridge Note is $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  The July 2015 Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings.

As a result of the issuance of the July 2015 Bridge Note and July 2015 Warrants, the exercise price of the April 2015 Warrants to purchase an aggregate of 530,303 shares of common stock were adjusted to $1.21 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included elsewhere in this report.

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

OVERVIEW

General

We provide specialized healthcare management services to health plans and other third party payors through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. In the second quarter of 2015, we expanded our program into anxiety disorders, and we have plans to expand into other behavioral health conditions, including anxiety and depression. We currently operate our OnTrak for substance dependence program in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia, and Wisconsin, and our OnTrak for anxiety program in Kansas. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

Recent Developments

In May 2015, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock.

In July 2015, we entered into a promissory note with Crede CG III, Ltd. (“Crede”), 100% owned by Terren S Peizer, our Chairman and Chief Executive Officer, pursuant to which we received gross proceeds of $3.35 million for the sale of $3.35 million in principal amount (the “Promissory Note”). The Promissory Note is due on August 21, 2015, and carries an interest rate on any unpaid principal amount of 8% per annum until the maturity date, after which the interest rate will increase to 12% per annum. We are currently negotiating a longer term financing. We used approximately $2.2 million of the net proceeds of this transaction to redeem its Bridge Notes. Following the redemption, all of the Bridge Notes were extinguished.

In July 2015, we entered into a Securities Purchase Agreement with Crede, pursuant to which we exchanged the $3.35 million Promissory Note, for a $3.56 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 (the “July 2015 Bridge Note”) and five-year warrants to purchase an aggregate of 936,462 shares of our common stock, at an exercise price of $1.90 per share (the “July 2015 Warrants”).

The conversion price of the July 2015 Bridge Note is $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  The July 2015 Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings.

As a result of the issuance of the July 2015 Bridge Note and July 2015 Warrants, the exercise price of the April 2015 Warrants to purchase an aggregate of 530,303 shares of common stock were adjusted to $1.21 per share.

Operations

In the second quarter of 2015, we operated our OnTrak for substance dependence solutions for third-party payors in Florida, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the second quarter of 2015, we signed new agreements with existing customers to expand our program to Illinois, Missouri, and Texas. During the first and second quarter of 2015, we signed an agreement with a new customer to expand to Illinois, and signed an agreement with an existing customer to expand our program to Missouri. The program in Illinois commenced enrollment in the third quarter of 2015, and our program in Missouri is expected to commence enrollment in the third quarter of 2015. In addition, during the second quarter of 2015 we expanded our existing program in Kansas to cover high cost members with anxiety and commenced enrollment. In addition, we are in discussions to expand our existing customers into several additional markets. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

Discontinued Operations

We have discontinued our license and management fees segment. The operations of this segment were shut down effective April 1, 2014 and all of the assets were absorbed by the healthcare services segment.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and six months ended June 30, 2015 compared to the three and six months ended June 30, 2014:

	(unaudited)		(unaudited)
	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Healthcare services revenues	$472	$312	$905	$511

Operating expenses
Cost of healthcare services	529	267	935	532
General and administrative	2,422	1,709	5,156	3,046
Depreciation and amortization	30	28	64	52
Total operating expenses	2,981	2,004	6,155	3,630

Loss from operations	(2,509)	(1,692)	(5,250)	(3,119)

Other Income	10	1,194	21	1,194
Interest expense	(1,110)	(1,462)	(1,112)	(2,774)
Loss on exchange of warrants	(4,410)	-	(4,410)	-
Change in fair value of warrant liability	7,434	(25,493)	9,908	(20,392)
Loss from continuing operations before provision for income taxes	(585)	(27,453)	(843)	(25,091)
Provision for income taxes	2	2	4	4
Loss from continuing operations	$(587)	$(27,455)	$(847)	$(25,095)

Income/(Loss) from discontinued operations, net of income taxes	$-	$8	$-	$(213)

Net Loss	$(587)	$(27,447)	$(847)	$(25,308)

Basic and diluted net loss from continuing operations per share:	$(0.02)	$(1.27)	$(0.03)	$(1.22)

Weighted number of shares outstanding	35,375	21,702	30,358	20,581

Basic and diluted net loss from discontinued operations per share:	$0.00	$0.00	$0.00	$(0.01)

Weighted number of shares outstanding	35,375	21,702	30,358	20,581

Summary of Consolidated Operating Results

Loss from continuing operations before provision for income taxes for the three and six months ended June 30. 2015 was $585,000 and $843,000, compared with a net loss of $27.5 million and $25.1 million for the same periods in 2014, respectively. The difference primarily relates to the increase in the change in fair value of warrant liability, offset by a loss on exchange of warrants, and in increase in general and administrative expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014.

Revenues

During the six months ended June 30, 2015, we have expanded our customer base and health plan populations covered under our programs, which has resulted in a significant increase in the number of patients being treated compared with the same period in 2014, respectively. For the six months ended June 30, 2015, enrollment increased by more than 90% over the same period in 2014. Recognized revenue increased by $160,000 and $394,000, or 51% and 77%, for the three and six months ended June 30, 2015, compared with the same periods in 2014, respectively. We reserve a portion, and in some cases all, of the revenue related to these contracts as the revenue is subject to performance guarantees, or in the case of case rates received upon enrollment, recognized ratably over the period of enrollment.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claim payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $262,000 and $403,000 for the three and six months ended June 30, 2015, compared with the same periods in 2014, respectively, relates primarily to the increase in the number of members being treated, and the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members and the expansion of our program in Kansas to cover high cost members with anxiety disorders.

General and Administrative Expenses

Total general and administrative expense increased by $713,000 and $2.1 million for the three and six months ended June 30, 2015, compared with the same periods in 2014, respectively. The increase was primarily due to an increase in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015, investor relations services, and legal services.

Other Income

The decrease of $1.1 million in other income relates to the 2014 write off of all balances in accounts payable and accrued liabilities related to a contract that was amended and breached in 2010 for which the statute expired in accordance with Section 337 of the California Code of Civil procedures during the second quarter of 2014.

Interest Expense

Interest expense decreased by $352,000 and $1.7 million for the three and six months ended June 30, 2015 compared with the same periods in 2014, respectively. The decrease related to the issuance of warrants as part of our January and May 2014 financings offset by the issuance of warrants issued in the April 2015 financing during the six months ended June 30, 2015.

Loss on Exchange of Warrant

The loss of $4.4 million on the exchange of warrants related to the exchange of 21,277,220 warrants in for 21,277,220 shares of common stock in May 2015.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in July 2010, November 2010, December 2011, February 2012, and April 2015. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The increase in the change in fair value for the warrants was $32.9 million and $30.3 million for the three and six months ended June 30, 2015 compared with the same period in 2014, respectively.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three and six months ended June 30, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 13, 2015, we had a balance of approximately $451,000 cash on hand. We had working capital deficit of approximately $5.0 million at June 30, 2015. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses into the fourth quarter; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

In July 2015, we entered into a promissory note with Crede, pursuant to which the Company received gross proceeds of $3.35 million for the sale of $3.35 million in principal amount (the “Promissory Note”). The Promissory Note is due on August 21, 2015, and carries an interest rate on any unpaid principal amount of 8% per annum until the maturity date, after which the interest rate will increase to 12% per annum. We are currently negotiating a longer term financing. We used approximately $2.2 million of the net proceeds of this transaction to redeem its Bridge Notes. Following the redemption, all of the Bridge Notes were extinguished.

In July 2015, we entered into a Securities Purchase Agreement with Crede, pursuant to which we exchanged the $3.35 million Promissory Note, for a $3.56 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 (the “July 2015 Bridge Note”) and five-year warrants to purchase an aggregate of 936,462 shares of our common stock, at an exercise price of $1.90 per share (the “July 2015 Warrants”).

The conversion price of the July 2015 Bridge Note is $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  The July 2015 Bridge Notes are unsecured, bear interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings.

Our ability to fund our ongoing operations and continue as a going concern is dependent on signing and generating fees from existing and new contracts for our Catasys managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak for substance dependence program in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, New Jersey, Oklahoma, West Virginia and Wisconsin. During the second quarter of 2015, we signed new agreements with existing customers to expand our program to Illinois, Missouri, and Texas. In addition, we signed an agreement with a new customer in Illinois during the first quarter of 2015, which has commenced enrollment during the third quarter of 2015. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2015. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $2.6 million of cash for continuing operating activities during the six months ended June 30, 2015 compared with $2.6 million in the same period in 2014, respectively. Significant non-cash adjustments to operating activities for the six months ended June 30, 2015 included share-based compensation expense of $1.0 million, amortization of debt discount of $1.1 million, loss on exchange of warrants of $4.4 million, offset by a fair value adjustment on warrant liability of $9.9 million.

Capital expenditures for the six months ended June 30, 2015 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $2.1 million for the six months ended June 30, 2015, compared with net cash provided by financing activities of $2.8 million for the six months ended June 30, 2014, respectively. Cash provided by financing activities for the six months ended June 30, 2015 primarily consisted of the net proceeds from the issuance of our 12% Original Issue Discount Convertible Debenture in April 2015, leaving a balance of $152,000 in cash and cash equivalents at June 30, 2015.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase during 2015 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations into the fourth quarter of 2015; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2015, we had no off-balance sheet arrangements.

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

Warrant Liabilities

We have issued warrants to purchase common stock in July 2010, November 2010, December 2011, February 2012, and April 2015. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

In May 2015, we entered into Warrant Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock. The principle purpose of the warrant exchange was to increase stockholders’ equity by eliminating a liability associated with these warrants.

For the three and six months ended June 30, 2015 and 2014, we recognized a gain of $7.4 million and $9.9 million, respectively, compared with a loss of $25.5 million and $20.4 million for the same periods in 2014, respectively, related to the revaluation of our warrant liabilities.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the six months ended June 30, 2015 and 2014, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2015 and 2014.

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

During the three and six months ended June 30, 2015, we did not acquire any new intangible assets and as of June 30, 2015, all of our intangible assets consisted of intellectual property, which is not subject to renewal or extension. We recorded no intangible impairment for the three and six months ended June 30, 2015 or 2014.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

Effective August 12, 2015, Mr. Steven A. Kriegsman resigned from his position as a member of our board of directors due to increasing time demands of his current Chief Executive Officer position. Mr. Kriegsman also resigned from his positions as the chairman of the compensation committee and member of our audit committee. His resignation was not due to any disagreements with us.

Item 6.     Exhibits

Exhibit 4.1	Form of 12% Original Issue Discount Convertible Debenture Due January 18, 2016 (incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015).
Exhibit 4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015).
Exhibit 4.3	Form of 8% Promissory Note, dated July 22, 2015, between Catasys, Inc. and Crede (incorporated by reference to Exhibit 4.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2015).
Exhibit 4.4	Form of 12% Original Issue Discount Convertible Debenture Due January 18, 2016 (incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).
Exhibit 4.5	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).
Exhibit 10.1	Form of Securities Purchase Agreement, dated July 30, 201, by and between Catasys, Inc. and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015).
Exhibit 10.2	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2015).
Exhibit 10.3	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2015).
Exhibit 10.4	Form of Securities Purchase Agreement, dated April 16, 2015, by and between Catasys, Inc. and each purchaser identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 21, 2015).
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: August 14, 2015	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2015	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)