Form 10-K
period 2015-12-31
CATASYS, INC.
filed 2016-03-30
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

11601 Wilshire Boulevard, Suite 1100

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

As of June 30, 2015, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $8,015,540 based on the $1.35 closing bid price of the common stock on the OTCQB on that date.

As of March 29, 2016, there were 55,007,761 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2015

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

ITEM 1.      BUSINESS

Overview

We provide data analytics based specialized behavioral health management and treatment services to health plans through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. In the second quarter of 2015, we expanded our program into anxiety disorders, and we have plans to expand into other behavioral health conditions for depression. We currently operate our OnTrak programs in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin, and our OnTrak for anxiety program in Kansas. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

We have not been profitable since our inception in 2003 and may continue to incur operating losses for at least the next twelve months. As of December 31, 2015, these conditions raised substantial doubt as to our ability to continue as a going concern.

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

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2014, an estimated 20.0 million adults in the United States (U.S.) met the criteria for substance dependence according to the National Survey of Drug Use and Health.

We believe the best results in treating substance dependence can be achieved in programs such as our OnTrak program that integrate psychosocial and medical treatment modalities and provide longer term support on an out-patient basis.

Anxiety Disorder

According to the National Institute of Mental Health, anxiety disorders are the most common mental illness in the U.S., affecting an estimated 18% of adults, or approximately 43 million people age 18 years or older. People with anxiety disorders are:

●	Three to five times more likely to go to the doctor; and
●	Six times more likely to be hospitalized for psychiatric disorders.

Mood Disorder

In 2013, an estimated 15.7 million U.S. adults aged 18 or older, or approximately 6.7% of all U.S. adults, had at least one major depressive episode in the past year according to the National Institute of Mental Health. Patients with substance dependence and mood disorders were ranked four out of the top 10 reasons leading to readmission rates for Medicaid patients.

Our Market

The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. The reality is that individuals with behavioral conditions:

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

According to the U.S. Census Bureau in 2014, there were over 283 million lives in the U.S. covered by various private managed care programs including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $27,500, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

Our Customers

Our customers provide health insurance to individuals or groups (Contracted Membership). We contract with our customers to provide our OnTrak program to the customers’ Contracted Membership generally in specific lines of business (e.g., commercial, Medicare, Medicaid, etc.) and/or specific states or other geographical areas and for specific indications, such as substance use disorders and, more recently, anxiety. We refer to the Contracted Membership to whom we are providing the OnTrak program as Covered Lives. Generally, we receive data relating to the Covered Lives on a regular basis from our customers. We use that data to identify members who meet our contractual eligibility requirements (Eligible Members) and we attempt to engage and enroll those members in our OnTrak program. Our Eligible Members can fluctuate significantly month to month due to fluctuations in our customers’ Contracted Membership and changes in eligibility due to changes in claims or eligibility data provided to us by our customers. Based on our analysis of the data provided to us by our customers, approximately 0.045% of the adult Contracted Membership in a commercial line of business is anticipated to be eligible for our OnTrak substance use disorder program. Based on our analysis, Medicare and Medicaid lines of business average approximately 2.5 times the number of Eligible Members for our OnTrak substance use disorder program as the same number of Covered Lives in a commercial line of business. Further, as we move into OnTrak programs for anxiety and depression, our preliminary data analysis shows that adding anxiety and depression indications to our Covered Lives is anticipated to increase our pool of Eligible Members substantially. Based on the latest data provided by our customer that has contracted for us to provide OnTrak for anxiety, adding the anxiety and depression indications are anticipated to increase the number of Eligible Members by approximately four times over substance use disorders alone. There are fluctuations in the number of Eligible Members across customers and geographies. Our analysis to date is based on limited data, and in some cases like anxiety and depression, very limited data. There can be no assurance that the data we have analyzed to date will be predictive of the future or that the portion of Covered Lives that are eligible for our programs will not change in the future. In addition, the percentage of Eligible Members in any lines of Covered Lives may fluctuate substantially from period to period.

Our Solution: OnTrak

OnTrak™

Our OnTrak program combines evidence based medical and psychosocial treatments with elements of population health management and ongoing member support to help health plans treat members with substance dependence, anxiety and depression to improve member health and lower the overall health plan costs of these members. We believe the benefits of our OnTrak program include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

We believe OnTrak is the only program of its kind. The OnTrak program was developed by addiction experts with years of clinical experience in the substance dependence field. This experience has helped to form key areas of expertise that we believe sets our solution apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our OnTrak program includes the following components: identification of impactable members, member engagement, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web-based clinical information platform (eOnTrak).

We assist health plans to identify those members who incur significant costs and may be appropriate for enrollment into OnTrak. We then engage and enroll targeted members into our program through direct mailings and telephonic outreach, and referral through health plan sources. After enrollment, our contracted specially trained network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak therapy modules for anxiety, depression and substance use disorders to help members develop improved coping skills and a recovery support network. Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals. We also link providers and care coaches to member information through our eOnTrak, web-based clinical information platform, enabling each provider to be better informed with a member’s treatment in order to assist in providing the best possible care. Periodically, we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Clinical and financial outcomes from the OnTrak program have been promising with OnTrak enrolled members achieving an average gross cost reduction of more than 50% as measured from the 12 months prior to enrollment. In addition, to date, approximately 80% of members who have remained eligible have been retained in the program.

OnTrak

Our proprietary OnTrak program is designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilizing and high risk enrollees. Our OnTrak program includes medical and psychosocial interventions; a proprietary web based clinical information platform and database, psychosocial programs and integrated care coaching services.

Another important aspect of the Catasys program is that the program is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs. As a service delivery model, the OnTrak program can be modified to cover particular populations and provide for varying levels of service. In this way OnTrak can work with payors to identify, engage and treat a broader spectrum of patients in a way that is consistent with payors’ business needs.

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

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage health plan members whose behavioral health conditions are exacerbating co-existing medical conditions resulting in increased in-patient medical costs. Our initial focus was members with substance use disorder. During 2015, we expanded our program into anxiety disorders, and we have plans to expand into other behavioral health conditions for depression.

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

Our Operations

Healthcare Services

Our OnTrak program combines innovative medical and psychosocial treatments with elements of traditional disease management, case management, and ongoing member support to help organizations treat and manage populations struggling with substance dependence, depression, and anxiety to improve their health and thereby decrease their overall health care costs.

As of March 29, 2016, we have contracts for our OnTrak program with seven health plans, two of which have merged and are in the process of integrating operations and an additional one has been acquired pending regulatory approval. We are enrolling patients under all seven of these contracts.

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

Competition

Healthcare Services

Our OnTrak program to date has focused primarily on substance dependence and is marketed to health plans and other insurance payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations and disease management companies, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as Hummingbird, One Health Solutions, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions. One Health Solutions, a behavioral change technology and social networking site for people in recovery, has conducted a pilot with a national health plan that purported to show a reduction in in-patient readmissions for substance dependence treatment and has reported a pilot with a large managed behavioral health organization that has exceeded expectations on duration and frequency of participant engagement. We believe our product is the most comprehensive to focus exclusively on substance dependence and focus on the overall health and cost of members.

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

We believe that our ability to offer customers a comprehensive and integrated solution, including the utilization of innovative medical and psychosocial treatments and engagement methodologies, and our unique technology platform will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

Once we contract with a third-party payor we implement our program in conjunction with the third party payor and then commence outreach to eligible members to enroll them in our OnTrak program. In this enrollment process we compete against numerous other providers of behavioral health treatment programs, facilities and providers for those members that elect to receive treatment for substance dependence (see Treatment Programs below). We believe we provide members lower cost and more comprehensive solutions, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers, the cost of such treatment may be paid in whole or in part by our health plan customer.

Treatment Programs

There are over 14,000 facilities reporting to the SAMHSA that provide substance dependence treatment. Well-known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. Many of these traditional treatment programs have established name recognition.

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

Employees

As of March 29, 2016, we employed 73 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Corporate Information

We were incorporated in the State of Delaware on September 29, 2003. Our principal executive offices are located at 11601 Wilshire Blvd, Suite 1100, Los Angeles, California 90025, and our telephone number is (310) 444-4300.

Our corporate website address is www.catasys.com, the contents of which are not incorporated herein. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. These reports and other information concerning our company may also be accessed at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

ITEM 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operations. If any of these risks occurs, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report on Form 10-K.

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent registered public accounting firm to express substantial doubt about our ability to continue as a going concern.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. As of December 31, 2015, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2015, cash and cash equivalents was approximately $916,000 and accumulated deficit was approximately $262 million. During the twelve months ended December 31, 2015, our cash and cash equivalents used by operating activities was $5.2 million. Although we have taken actions to increase our revenue and we are seeking to obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset our operating losses by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. As of March 29, 2016, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements into April 2016. Actual cash fees collected and expenses incurred may significantly impact this estimate. We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Disappointing results for our Catasys Program or failure to attain our publicly disclosed milestones could adversely affect market acceptance and have a material adverse effect on our stock price.

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

We compete with many types of substance dependence treatment methods, treatment facilities and other service providers, many of whom are more established and better funded than we are. There are approximately 14,000 facilities reporting to the SAMHSA that provide substance abuse treatment on an inpatient or outpatient basis. Well known examples of residential treatment programs include the Betty Ford Center®, Caron Foundation®, Hazelden® and Sierra Tucson®. In addition, individual physicians may provide substance dependence treatment in the course of their practices. Many of these other treatment methods and facilities are well established in the same markets we target, have substantial sales volume, and are provided and marketed by companies with much greater financial resources, facilities, organization, reputation and experience than we have.

Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating behavioral health conditions. Accordingly, we may be adversely affected by any new processes and technology developed by our competitors.

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

Our future revenue growth will depend in part upon our ability to contract with health plans and other insurance payors for our OnTrak program. To date, we have not received a significant amount of revenue from our OnTrak substance dependence programs from health plans and other insurance payors, and acceptance of our OnTrak substance dependence programs is critical to the future prospects of our business. In addition, insurance payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for our programs. Adequate insurance reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

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

As of December 31, 2015, we had net operating loss carryforwards (NOLs) of approximately $210 million for federal income tax purposes that will begin to expire in 2025. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers; viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

Risks related to our common stock

Our common stock has limited trading volume, and it is therefore susceptible to high price volatility.

Our common stock is quoted on the OTCQB under the symbol “CATS” and has limited trading volume. As such, our common stock is more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. In the future, if we successfully list the common stock on a securities exchange or obtain trading authorization, we will not be able to assure you that an organized public market for our securities will develop or that there will be any private demand for the common stock. We could also subsequently fail to satisfy the standards for continued national securities exchange trading, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Approximately 70% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

38,358,250 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 70% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other issues submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

Numerous factors, including many over which we have no control, may have a significant impact on the market price of our common stock, including:

●	announcements of new products or services by us or our competitors;
●	current events affecting the political, economic and social situation in the United States;
●	trends in our industry and the markets in which we operate;
●	changes in financial estimates and recommendations by securities analysts;
●	acquisitions and financings by us or our competitors;
●	the gain or loss of a significant customer;
●	quarterly variations in operating results;
●	the operating and stock price performance of other companies that investors may consider to be comparable;
●	purchases or sales of blocks of our securities; and
●	issuances of stock.

Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 29, 2016, approximately 48.9 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, the conversion of our 12% Original Issue Discount Convertible Debenture (the “Convertible Debenture”), upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 29, 2016, we have outstanding options to purchase approximately 1,471,182 shares of our common stock and warrants to purchase approximately 1,806,562 shares of our common stock at prices ranging from $0.30 to $3,200.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 29, 2016, we had outstanding warrants to purchase an aggregate of 1,806,562 shares of common stock at exercise prices ranging from $0.30 to $3.75 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2015, is set forth below:

Location	Use	Approximate Areain SquareFeet
11601Wilshire Blvd. Los Angeles, California 90025	Principal executive and administrative offices	9,120

Our principal executive and administrative offices are located in Los Angeles, California, and consists of leased office space totaling approximately 9,120 square feet, which will expire in April 2019. Our base rent is approximately $30,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 29, 2016, totaling approximately $1.2 million.

We believe that the current office space is adequate to meet our needs.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “CATS.” The last reported bid price for our common stock on the OTCQB on March 29, 2016 was $0.54 per share.

The table below sets forth the high and low bid prices for our common stock as reported on the OTCQB during the periods indicated. The quotations below as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

	Bid Price
2015	High	Low
4th Quarter	$0.79	$0.29
3rd Quarter	1.69	0.61
2nd Quarter	2.10	0.95
1st Quarter	2.45	1.72

	Bid Price
2014	High	Low
4th Quarter	$2.30	$1.56
3rd Quarter	2.29	1.51
2nd Quarter	2.05	0.78
1st Quarter	1.60	0.77

Stockholders

As of March 29, 2016, there were approximately 82 stockholders of record of our 55,007,761 outstanding shares of common stock.

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

OVERVIEW

General

We provide data analytics based specialized behavioral health management and treatment services to health plans through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. In the second quarter of 2015, we expanded our program into anxiety disorders, and we have plans to expand into other behavioral health conditions for depression. We currently operate our OnTrak programs in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin, and our OnTrak for anxiety program in Kansas. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage health plan members who’s behavioral health conditions are exacerbating co-existing medical conditions resulting in increased in-patient medical costs. We initially focused on members with substance use disorders. We intend to grow our business through increased adoption by health plans and other payors of our OnTrak program for substance dependence, as well as expansion into other populations with high costs driven by other behavioral health conditions.

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

Summary financial information for our reportable segment is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years ended December 31, 2015 and 2014:

(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2015	2014
Revenues
Healthcare services revenues	$2,705	$2,030

Operating expenses
Cost of healthcare services	2,433	1,301
General and administrative	9,049	6,302
Depreciation and amortization	122	113
Total operating expenses	11,604	7,716

Loss from operations	(8,899)	(5,686)

Interest and other income	64	1,194
Interest expense	(2,590)	(2,778)
Loss on impairment of intangible assets	(88)	-
Loss on exchange of warrants	(4,410)	-
Loss on debt extinguishment	(195)	-
Change in fair value of warrant liability	11,665	(19,854)
Change in fair value of derivative liability	(2,761)	-
Loss from continuing operations before provision for income taxes	(7,214)	(27,124)
Provision for income taxes	9	9
Loss from continuing operations	$(7,223)	$(27,133)

Loss from discontinued operations, net of income taxes	$-	$(213)

Net loss	$(7,223)	$(27,346)

Basic and diluted net loss from continuing operations per share:	$(0.18)	$(1.21)

Basic weighted number of shares outstanding	40,372	22,353

Basic and diluted net loss from discontinued operations per share:	$0.00	$(0.01)

Basic weighted number of shares outstanding	40,372	22,353

Year ended December 31, 2015 compared with year ended December 31, 2014

Summary of Consolidated Operating Results

Loss from continuing operations before provision for income taxes for the twelve months ended December 31, 2015 was $7.3 million compared with $27.1 million for the twelve months ended December 31, 2014. The decrease in loss from continuing operations was primarily due to an increase in revenue of $675,000 and an increase in fair value of warrants of $31.5 million.

Revenues

During the twelve months ended December 31, 2015, we have expanded our customer base and health plan populations covered under our programs, which has resulted in a significant increase in the number of patients enrolled in our programs compared with the same period in 2014. For the twelve months ended December 31, 2015, enrollment increased by more than 121% over the same period in 2014. Recognized revenue increased by $675,000, or 33% for the year ended December 31, 2015, compared with the same periods in 2014, respectively. We reserve a portion, and in some cases all, of the revenue related to these contracts as the revenue is subject to performance guarantees, or in the instance of case rates received upon enrollment and other fees in advance, recognized ratably over the period of enrollment. Deferred revenue increased by $1.3 million since December 31, 2014.

Operating Expenses

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, community care coordinators, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims. The increase of $1.1 million in cost of healthcare services for the year ended December 31, 2015 compared with the same period in 2014, relates primarily to the increase in members being treated, and the addition of care coaches and community care coordinators to our staff to manage the increasing number of enrolled members and the expansion of our programs.

General and Administrative Expenses

Total general and administrative expense increased by $2.7 million for the year ended December 31, 2015, compared with the same period in 2014. The increase was primarily due to an increase in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015, investor relations services, and legal services.

Depreciation and Amortization

Depreciation and amortization was immaterial for the years ended December 31, 2015 and 2014.

Other Income

The decrease of $1.1 million in other income relates to the write-off of a liability under a previous research contract previously included in accounts payable and accrued liabilities, which the statute of limitation expired during the year ended December 31, 2014.

Interest Expense

Interest expense for the year ended December 31, 2015 decreased by $188,000 compared with the same period in 2014. The expense is directly related to the multiple financings that were done during 2015 and 2014.

Loss on Exchange of Warrant

The loss of $4.4 million on the exchange of warrants related to the exchange of 21,277,220 warrants for 21,277,220 shares of common stock during May 2015.

Change in Fair Value of Warrant Liabilities

We issued warrants to purchase common stock in December 2011, February 2012, April 2015 and July 2015. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The increase in the fair value of warrants of $31.5 million for the twelve months ended December 31, 2015 primarily related to the exchange of warrants during the year ended 2015.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $2.8 million for the twelve months ended December 31, 2015 compared with the same period in 2014. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture.

We will continue to mark-to-market the derivative liability to market value each quarter-end until they are completely settled.

Liquidity and Capital Resources

Liquidity and Going Concern

As of March 29, 2016, we had a balance of approximately $129,000 cash on hand. We had working capital deficit of approximately $2.7 million at December 31, 2015 and have continued to deplete our cash position subsequent to December 31, 2015. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover our operations into April 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak programs in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, Oklahoma, Pennsylvania, Texas, West Virginia, and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $5.2 million of cash from continuing operating activities during the year ended December 31, 2015 compared with $5.1 million during the same period in 2014. Significant non-cash adjustments to operating activities for the year ended December 31, 2015 included issuance costs of $2.3 million, share-based compensation of $1.4 million, a loss on the exchange of warrants of $4.4 million, a $2.8 million fair value adjustment on derivative liability, offset by a fair value adjustment on warrant liability of $11.7 million.

Capital expenditures for the year ended December 31, 2015 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $5.5 million for the year ended December 31, 2015, compared with net cash provided by financing activities of $4.9 million for the year ended December 31, 2014. Cash provided by financing activities for the year ended December 31, 2015 primarily consisted of the net proceeds from the issuance of our 12% Original Issue Discount Convertible Debenture in July 2015 and the securities offering in October 2015.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month, excluding non-current accrued liability payments. We also anticipate cash inflow to increase during 2016 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations into April 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the impairment assessments for intangible assets, estimation of the fair value of warrant liabilities, and the estimation of the fair value of our derivative liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for the twelve months ended December 31,2015 and 2014 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were one employee moved to consulting for the twelve months ended December 31, 2015, and no employees moved to consulting for the same period in 2014. The employees options were 100% vested at the date of termination so no entry was recorded.

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

During the twelve months ended December 31, 2015, we did not acquire any new intangible assets and as of December 31, 2015, we determined that the intangible assets had no value and were written off in full.

Warrant Liabilities

We issued warrants to purchase common stock in December 2011, February 2012, April 2015 and July 2015. The warrants are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

 For the year ended December 31, 2015, we recorded a net gain of $11.7 million, compared with a net loss of $19.9 million for the same period in 2014, respectively, related to the revaluation of our warrant liabilities.

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

Derivative Liabilities

In July 2015, we entered into the July 2015 Convertible Debenture. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

Dec 31, 2015
Expected volatility	133.19%
Risk-free interest rate	0.23%
Weighted average expected lives in years	1.05
Expected dividend	0%

The expected volatility assumption for the twelve months ended December 31, 2015 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the twelve months ended December 31, 2015 and 2014, we recognized a loss of $2.8 million and $0, related to the revaluation of our derivative liability, respectively.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified restrospective approach to adoptions. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material effect on our consolidated financial positon or results of operations.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.     OTHER INFORMATION

On March 30, 2016, we entered into a Promissory Note with Acuitas Group Holdings, LLC, a limited liability company 100% owned by our Chief Executive Officer and Chairman, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within thirty business day of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, Acuitas was granted five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.50 per share.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at March 29, 2016. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	56	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	46	Director, President and Chief Operating Officer	2003

Susan E. Etzel	42	Chief Financial Officer	2011

Richard A. Berman	71	Director, and Chairman of the Audit Committee.	2014

David E. Smith	69	Director	2014

Marvin Igelman	53	Director, and Chairman of the Nominations and Corporate Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee	2014

Steve Gorlin	78	Director	2014

Terren S. Peizer is the founder of our Company and has served as our Chief Executive Officer and Chairman of our Board of Directors since our inception in February 2003. Since September 2009, he has served as the Chairman of Acuitas Group Holdings, LLC, his personal investment vehicle, and industry leader in investing in micro and small capitalization equities, having invested over $1 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder, and has held various senior executive positions with several technology, biotech, and healthcare services companies. He has assisted companies by assembling management teams, boards of directors and scientific advisory boards, and formulating business, capital formation, and investor relations strategies for the companies.   Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

We believe Mr. Peizers’s qualifications to serve on our board of directors include his role as an investor and executive positions in several private and public companies, including numerous companies in the healthcare field. He has extensive knowledge and experience in the financial and healthcare industries, and provides extensive insight and experience with capital markets and publicly traded companies at all stages of development.

Richard A. Anderson has served as a director since July 2003 and as a member of our management team since April 2005. He has been our President and Chief Operating Officer since July 2008; in this role he has been primarily responsible for the creation of our managed care OnTrak program. He has more than twenty-five years of experience in business development, strategic planning, operations, finance and management, with more than 15 years of that in the healthcare field. Prior to joining the Company, he held senior level financial and operational positions in healthcare and financial companies, and served as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

We believe Mr. Anderson’s qualifications to serve on the board of directors include his business and healthcare experience, including a diversified background as an executive and in operational roles in both public and private companies. His leadership of our product creation gives him a breadth of knowledge and valuable understanding of our business, operations and customers.

Susan E. Etzel has served as the Company’s Chief Financial Officer since July 2011 and prior to that was the Company’s Corporate Controller since February 2011. Prior to joining the Company, she acted as the Controller of Clearant, Inc., a developer of a universal pathogen inactivation technology, from July 2005 until February 2011. Prior to joining the Clearant she held a senior level auditor position at Arthur Anderson LLP. She received a Bachelor of Business Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Richard A. Berman is currently the President and Chief Executive Officer of LICAS, a K-12, College and University, Health Care consulting firm. In addition, he currently serves as Chairman of the board of directors of Emblem Health's Quality of Care Committee and a member of its Audit Committee. Mr. Berman is also an Entrepreneur in Residence at GaTech’s ATDC and visiting professor at USF MUMA College of Business. Mr. Berman has held healthcare, educational, housing and community development positions around the world. He has worked with several foreign governments, the United Nations, the U.S. Department of Health, the FDA, and as a cabinet level official for the state of New York. He has also worked with Manhattanville College, McKinsey & Co, NYU Medical Center, Westchester Medical, EmblemHealth, and numerous startups. Mr. Berman has a Bachelor of Business Administration, an MBA and Master in Public Health.

We believe Mr. Berman’s qualifications to serve on our board of directors include his extensive experience as an executive in several healthcare firms.  In addition, as a board member of a health plan we believe he has an understanding of our customer base and current developments and strategies in the health insurance industry.

David E. Smith is the President, Chief Executive Officer and Chief Investment Officer of the Trading Advisor. Mr. Smith was the founder and Chief Executive Officer of Coast Asset Management. Mr. Smith has worked in various capacities in the securities industry, including as Vice President of Security Pacific Bank , and Oppenheimer and Company as a bond arbitrageur, and he is also a successful investor in small cap growth companies. Mr. Smith has an MBA from the University of California at Berkeley.

We believe Mr. Smith’s qualifications to serve on our board of directors include his extensive background in the banking and securities industries, as well as his experience in corporate governance and management.

Marvin Igelman is the Chief Executive Officer of Breaking Data Corporation, formally known as Sprylogics International Inc. (TSX: BKD), a leader in the semantic search technology sector. Previously, he was Chief Executive Officer of Unomobi, Inc. a mobile advertising and messaging platform that was acquired in February 2010 by Poynt Corporation and was previously on the Board of Directors of Jamba Juice (NASDAQ: JMBA). Mr. Igelman was also founder, President and Chief Executive Officer of Brandera Inc., which operated Portfolios.com, a leading online business-to-business site for the Graphic Arts and creative community, and has served as a business development consultant for numerous technology companies, and established a number of other successful ventures. Mr. Igelman has a Bachelor of Laws from Osgoode Hall Law School.

We believe Mr. Igelman’s qualifications to serve on our board of directors include his extensive business development experience, and his current and past executive experience in numerous private and publicly traded companies.

Steve Gorlin is an entrepreneur who has founded numerous successful biotechnology and pharmaceutical companies over the last 40 years, including Medivation and Entremed. He currently serves as Executive Chairman to Conkwest, Inc. and served as Chairman of the Board of MiMedx, Inc., a wound care Company, from November 2006 to June 2013.  Mr. Gorlin served many years on the Business Advisory Council to the Johns Hopkins School of Medicine as well as on the advisory board of the Johns Hopkins BioMedical Engineering Advisory Board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2015 were timely filed except that an initial report of ownership was filed late by each of Messrs. Igelman, Gorlin, and Berman and a statement of changes of beneficial ownership was filed late by each of Messrs. Smith, Gorlin, Berman, and Igelman with respect to one transaction.

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

Independence of the Board of Directors

Our common stock is traded on the OTCQB. The Board of Directors has determined that two of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman and Igelman are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Committees of the Board of Directors

Audit committee

During 2015, the audit committee consisted of two directors, Messrs. Berman and Igelman. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Nominations and governance committee

Our nominations and governance committee consists of one member who is independent as defined by the NASDAQ rules. During 2015, the committee consisted of Mr. Igelman, and did not hold any meetings. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our board of directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The nominations and governance committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

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

A copy of the nominations and governance committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Compensation committee

The compensation committee consists of up to three directors who are independent as defined by the NASDAQ rules. During 2015, the committee consisted of Mr. Igelman, and did not hold any meetings during. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2015 and 2014 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2015 and were serving as executive officers as of such date.

Name and Principal Position	Year	Salary ($)		Option Award	All Other Compen- sation ($) (2)	Total ($)

Terren S. Peizer,	2015	450,000	(1)	-	18,899	468,899
Chairman &	2014	450,000	(1)	-	19,303	469,303
Chief Executive Officer

Richard A. Anderson,	2015	379,077		-	28,231	407,308
President and	2014	374,250		-	29,019	403,269
Chief Operating Officer

Susan Etzel,	2015	170,000		-	-	170,000
Chief Financial Officer	2014	164,538		-	-	164,538

(1)	Mr. Peizer deferred part of his salary for the 2015 and 2014 years.
(2)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2015 and 2014, part of which was deferred. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2015 and 2014. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. There were no equity awards granted to Mr. Peizer during 2015 or 2014. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008. After the initial four-year term, the employment agreement automatically renews for additional three-year terms unless otherwise terminated. Mr. Anderson’s agreement renewed for an additional three-year term in April 2015. Mr. Anderson received an annual base salary of $379,077 in 2015 and $374,250 in 2014. Mr. Anderson is eligible for an annual bonus targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the fiscal years ended December 31, 2015 and 2014. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2015 or 2014. All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum payment equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum payment equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for 18 months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into a two-year employment agreement with Ms. Etzel effective January 1, 2013. Beginning January 1, 2015, Ms. Etzel is employed on an at-will basis. Ms. Etzel received an annual base salary of $170,000 in 2015 and $164,538 in 2014, and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company. Ms. Etzel did not receive any annual bonus during the years ended December 31, 2015 and 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexer- cisable	Option Exercise Price ($)	Option Expiration Date
Terren S. Peizer	1,150	-	123.20	02/07/18
	1,350	-	123.20	06/20/18
	2,398	-	193.60	10/27/19
	148,500	-	17.60	12/06/20
	153,398	-

Richard A. Anderson	63	-	112.00	07/27/16
	733	-	112.00	02/07/18
	862	-	112.00	06/20/18
	1,245	-	176.00	10/27/19
	148,500	-	16.00	12/06/20
	151,403	-

Susan Etzel	1,625	-	8.00	05/24/21

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2015.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $15,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,744,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $44,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum payment of $570,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to $28,000.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,774,000, as described above, plus a tax gross up of $702,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $886,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $42,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2015. Except as set forth in the table, during 2015, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

Name	Option awards ($) (1)	Total
Richard Berman	387,083	387,083
David Smith	245,666	245,666
Marvin Igelman	245,666	245,666
Steve Gorlin	245,666	245,666

Notes to director compensation table:

(1)

Amounts reflect the compensation expense recognized in the Company's financial statements in 2015 for non-employee director stock options granted in 2015, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards by non-employee directors as of December 31, 2015, were as follows:

	Options outstanding	Aggregate grant date fair market value options outstanding
Richard Berman	250,000	$502,500
David Smith	200,000	402,000
Marvin Igelman	200,000	402,000
Steve Gorlin	200,000	402,000
	850,000	$1,708,500

There were a total of 850,000 stock options granted to non-employee directors outstanding at December 31, 2015, with an aggregate grant date fair value of $1,708,500, the last of which vest in February 2017.  There were no options granted during 2014.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2015.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,471,182	$6.51	296,581

Equity compensation plans not approved by security holders	-	-	-

Total	1,471,182	$6.51	296,581

1)	296,581 of equity awards remain reserved for future issuance under our plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2016 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 29, 2016 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 55,007,761 shares of common stock outstanding on March 29, 2016.

Name of beneficial owner (1)	Common stock owned (2)	Options & warrants exercisable (3)	Total common stock beneficially owned	Percent of class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	38,358,250	1,088,406	39,446,656	70.3%
Richard A. Anderson (5)	-	151,403	151,403	*
Susan E. Etzel (6)	-	1,625	1,625	*
Richard A. Berman (7)	-	187,499	187,499	*
David E. Smith (8)	10,066,496	150,001	10,216,497	18.5%
Marvin Igelman (9)	-	150,001	150,001	*
Steve Gorlin (10)	450,000	150,001	600,001	*

All directors and named executive officers as a group (7 persons)	48,874,746	1,878,936	50,753,682	89.2%
*	Less than 1%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On March 29, 2016, there were 55,007,761 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 29, 2016, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 935,008 shares of common stock, and options to purchase 153,398 shares of common stock. 38,358,250 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 151,403 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 1,625 shares of common stock, which are exercisable within the next 60 days.

(7)	Incudes options to purchase 187,499 shares of common stock, which are exercisable within the next 60 days.
(8)

Consists of 10,066,496 shares of common stock held by Shamus, LLC ("Shamus"). As the sole member of Shamus, The Coast Fund L.P. ("Coast Fund") may be deemed to beneficially own all common stock beneficially owned by Shamus. Similarly, as the managing general partner of the Coast Fund, Coast Offshore Management (Cayman), Ltd. ("Coast Offshore Management") may be deemed to beneficially own all common stock beneficially owned by the Coast Fund. Except to the extent it is deemed to beneficially own any common stock beneficially owned by Shamus, neither the Coast Fund nor Coast Offshore Management beneficially owns any common stock. As the president of Coast Offshore Management, Mr. Smith may be deemed to beneficially own all common stock beneficially owned by Coast Offshore Management, Coast Fund and Shamus. In addition, Mr. Smith directly owns 9,423 shares of common stock and (ii) 150,001 shares of common stock issuable upon the exercise of options granted to Mr. Smith for his service on our board of directors that are either currently exercisable or will become exercisable within the next 60 days. As a result, Mr. Smith may be deemed to beneficially own, in the aggregate, 10,216,497 shares of our common stock.

(9)	Includes options to purchase 150,001 shares of common stock, which are exercisable within the next 60 days.
(10)	Consists of 450,000 shares of common stock and options to purchase 150,001 shares of common stock, which are exercisable within the next 60 days.

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

Certain Transactions

In October 2015, we entered into Stock Purchase Agreements with each of Acuitas Group Holdings, LLC (“Acuitas”), 100% owned by Terren S. Peizer, our Chairman and Chief Executive Officer, Shamus, LLC (“Shamus”), a Company owned by David E. Smith, a member of our board of directors, and Steve Gorlin, a member of our board of directors, pursuant to which we received gross proceeds of $2.0 million for the sale of approximately 6.7 million shares of the Company’s common stock, at a purchase price of $0.30 per share (the “October Offering”).

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

In January 2014, we entered into securities purchase agreements with several investors, including Acuitas, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock, and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of Common Stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our Common Stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions. The January Offering provides that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares. In May 2015, we entered into Warrant Exchange Agreements (the “Exchange Agreements”) whereby the January Warrants were exchanged for 1,681,037 shares of our common stock.

In May 2014, we entered into securities purchase agreements with several investors, including Acuitas and Shamus, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million (the “May Offering”). The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our Common Stock, or other security convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions. The May Offering provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors. In May 2015, we entered into the Exchange Agreements whereby the May Warrants were exchanged for 2,536,210 shares of our common stock.

In December 2014, we entered into the securities purchase agreements with several investors, including Acuitas and Steve Gorlin, an affiliate of the Company, relating to the sale and issuance of an aggregate of 550,000 shares of common at an exercise price of $2.00 per share for aggregate gross proceeds of approximately $1.1 million.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Rose, Synder & Jacobs LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2015 and December 31, 2014, and fees billed for other services rendered by Rose, Synder & Jacobs LLP during those periods.

	2015	2014
Audit fees (1)	$82,000	$77,000
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	-	-

Total	$82,000	$77,000

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

4.2	Form of Common Stock Purchase Warrant incorporated by reference to exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015.
4.3

Form of 12% Original Issue Discount Convertible Debenture Due January 18, 2016 incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015.

4.4	Form of 8% Promissory Note, dated July 22, 2015, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 24, 2015.
4.5	Form on Common Stock Purchase Warrant incorporated by reference to Exhibit 4.2of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.
4.6

Form of 12% Original Issue Discount Convertible Debenture Due January 18, 2016 incorporated by reference to Exhibit 4.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.

4.7	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2014.
4.8	Form of Warrant incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.
4.9*	Form of 8% Promissory Note, dated March 30, 2016.
10.1#

Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.2#

Employment Agreement between Catasys, Inc. and Richard A. Anderson, dated April 19, 2005, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

10.3#	Amendment to Employment Agreement of Richard A. Anderson, dated July 16, 2008, incorporated by reference to Exhibit 10.1 of Catasys Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

10.4#	Form of Stock Option Grant Notice, incorporated by reference to exhibit 10.4 of Catasys, Inc.'s Form 10-K filed with the Securities and Exchange Comission on March 31, 2015.
10.5#	2010 Stock Incentive Plan incorporated by reference to exhibit C of Catasys, Inc’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 4, 2012.
10.6

Amendment to 12% Original Issue Discount Convertible Debenture incorporated by reference to exhibit 10.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2015.

10.7	Securities Purchase Agreement, dated October 16, 2015, incorporated by reference to Exhibit 10.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2015.
10.8	Stock Purchase Agreement, dated September 17, 2015, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2015.
10.9

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated July 30, 2015 incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on July 31, 2015.

10.10	Form of Lock-Up Agreement incorporated by reference to Exhibit 10.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2015.
10.11	Form of Warrant Exchange Agreement incorporated by reference to Exhibit 10.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on May 20, 2015.
10.12

Securities Purchase Agreement between Catasys, Inc. and accredited investors dated April 16, 2015 incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.

10.13

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on February 3, 2014.

10.14

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 30, 2014.

10.15

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on September 30, 2014.

10.16

Securities Purchase Agreement between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on December 29, 2014.

10.17

Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated November 6, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

10.18

First Amendment to the Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated March 6, 2015, incorporated by reference to exhibit 10.27 of Catasys, Inc's Form 10-K filed with the securities and Exchange Comission on March 31, 2015.

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

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: March 30, 2016	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 30, 2016
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN E. ETZEL	Chief Financial Officer	March 30, 2016
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 30, 2016
Richard A. Anderson	and Director

/s/ RICHARD A. BERMAN	Director	March 30, 2016
Richard Berman

/s/ DAVID E. SMITH	Director	March 30, 2016
David Smith

/s/ MARVIN IGELMAN	Director	March 30, 2016
Marvin Igelman

/s/ STEVE GORLIN	Director	March 30, 2016
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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Catasys, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations during the year ended December 31, 2015 and continues to have negative working capital at December 31, 2015. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

March 30, 2016

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$916	$708
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	590	189
Receivables from related party	-	300
Prepaids and other current assets	575	313
Total current assets	2,081	1,510
Long-term assets
Property and equipment, net of accumulated depreciation of $1,491 and $2,002, respectively	412	354
Intangible assets, net of accumulated amortization of $0 and $418, respectively	-	101
Deposits and other assets	387	387
Total Assets	$2,880	$2,352

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$753	$341
Accrued compensation and benefits	1,703	1,392
Deferred revenue	1,683	354
Other accrued liabilities	682	614
Warrant liabilities	-	259
Total current liabilities	4,821	2,960
Long-term liabilities
Deferred rent and other long-term liabilities	198	267
Long term convertible debt, related party, net of discount $0 and $0, respectively	3,662	-
Capital leases	66	23
Long term derivative liability	2,348	-
Warrant liabilities	509	40,326
Total Liabilities	11,604	43,576

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,007,761 and 25,244,485 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	6	3
Additional paid-in-capital	253,053	213,333
Accumulated deficit	(261,783)	(254,560)
Total Stockholders' deficit	(8,724)	(41,224)
Total Liabilities and Stockholders' Deficit	$2,880	$2,352

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)	Twelve Months Ended December 31,
	2015	2014
Revenues
Healthcare services revenues	$2,705	$2,030

Operating expenses
Cost of healthcare services	2,433	1,301
General and administrative	9,049	6,302
Depreciation and amortization	122	113
Total operating expenses	11,604	7,716

Loss from operations	(8,899)	(5,686)

Interest and other income	64	1,194
Interest expense	(2,590)	(2,778)
Loss on impairment of intangible assets	(88)	-
Loss on exchange of warrants	(4,410)	-
Loss on debt extinguishment	(195)	-
Change in fair value of warrant liability	11,665	(19,854)
Change in fair value of derivative liability	(2,761)	-
Loss from continuing operations before provision for income taxes	(7,214)	(27,124)
Provision for income taxes	9	9
Loss from continuing operations	$(7,223)	$(27,133)

Loss from discontinued operations, net of income taxes	$-	$(213)

Net loss	$(7,223)	$(27,346)

Basic and diluted net loss from continuing operations per share:	$(0.18)	$(1.21)

Basic weighted number of shares outstanding	40,372	22,353

Basic and diluted net loss from discontinued operations per share:	$0.00	$(0.01)

Basic weighted number of shares outstanding	40,372	22,353

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

			Additional	Other
(Amounts in thousands)	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2013	18,835,571	$2	$209,169	$-	$(227,214)	$(18,043)

Exercise of Warrants	443,563	-	963	-	-	963
Common stock issued for outside services	355,000	-	550			550
Common stock issued in private placement,	-	-	-	-	-	-
net of expenses	5,610,351	1	2,600	-	-	2,601
Share-based Compensation Expense	-	-	51	-	-	51
Net loss	-	-	-	-	(27,346)	(27,346)
Balance at December 31, 2014	25,244,485	$3	$213,333	$-	$(254,560)	$(41,224)

Warrant Exchange	21,277,220	2	35,531	-	-	35,533
Common stock issued for outside services	76,055	-	172			172
Common stock issued in private placement,	8,410,001	1	2,620	-	-	2,621
net of expenses				-	-	0
Share-based Compensation Expense	-	-	1,397	-	-	1,397
Net loss	-	-	-	-	(7,223)	(7,223)
Balance at December 31, 2015	55,007,761	$6	$253,053	$-	$(261,783)	$(8,724)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)	Twelve Months Ended December 31,
	2015	2014
Operating activities:
Net loss	$(7,223)	$(27,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	$-	$213
Depreciation and amortization	122	113
Loss on impairment of intangible assets	88	-
Issuance costs included in interest expense	2,324	2,771
Loss on debt extinguishment	195	-
Warrants issued for services	168	-
Provision for doubtful accounts	10	-
Write-off of accrued liabilities	-	(1,194)
Deferred rent	(44)	70
Share-based compensation expense	1,397	51
Common stock issued for consulting services	172	-
Transactions costs	-	400
Common stock issued for investor relations services	-	75
Fair value adjustment on warrant liability	(11,665)	19,854
Loss on exchange of warrants	4,410	-
Fair value adjustment on derivative liability	2,761	-
Changes in current assets and liabilities:
Receivables	(111)	(16)
Prepaids and other current assets	17	37
Deferred revenue	1,329	(180)
Accounts payable and other accrued liabilities	882	94
Net cash used by operating activities of continuing operations	$(5,168)	$(5,058)
Net cash used by operating activities of discontinued operations	$-	$(215)
Net cash used by operating activities	$(5,168)	$(5,273)

Investing activities:
Purchases of property and equipment	$(107)	$(65)
Deposits and other assets	-	53
Net cash used by investing activities	$(107)	$(12)

Financing activities:
Proceeds from the issuance of common stock and warrants	$2,463	$4,800
Proceeds from the exercise of warrants	-	77
Proceeds from the issuance of convertible debt, related party	5,910	-
Payments on convertible debt	(2,681)	-
Transactions Costs	(185)	-
Payments on Capital lease obligations	(24)	(20)
Net cash provided by financing activities	$5,483	$4,857

Net increase (decrease) in cash and cash equivalents	$208	$(428)
Cash and cash equivalents at beginning of period	708	1,136
Cash and cash equivalents at end of period	$916	$708

Supplemental disclosure of cash paid
Interest	$271	$-
Income taxes	$41	$14
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$-	$963
Common stock issued for investor relations services	$-	$150
Property and equipment acquired through capital leases and other financing	$54	$24

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business

We provide data analytics based specialized behavioral health management and treatment services to health plans through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are exacerbating co-existing medical conditions. The program utilizes member engagement and patient centric treatment that integrates evidence based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. In the second quarter of 2015, we expanded our program into anxiety disorders, and we have plans to expand into other behavioral health conditions for depression. We currently operate our OnTrak programs in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, Oklahoma, Pennsylvania, Texas, West Virginia, and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

Basis of Consolidation and Presentation and Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2015, cash and cash equivalents was $916,000 and we had a working capital deficit of approximately $2.7 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the twelve months December 31, 2015, our cash used in operating activities from continuing operations was $5.2 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2015, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses into April 2016; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak programs in Florida, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, Oklahoma, Pennsylvania, Texas, West Virginia and Wisconsin, and our OnTrak for anxiety program in Kansas. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

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

Revenue Recognition

Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee; we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates or other fees in advance that are not subject to performance guarantees, we recognize the case rate ratably over the twelve months of our program.

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

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2015, we had an aggregate of 1,471,182 vested and unvested shares outstanding and 296,581 shares available for future awards.

Total share-based compensation expense on a consolidated basis was $1.4 million and $51,000 for the years ended December 31, 2015 and 2014, respectively.

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

The estimated weighted average fair values of options granted during 2015 were $2.01 and were calculated using the Black-Scholes pricing model based upon the following assumptions:

Dec 31, 2015
Expected volatility	146.52%
Risk-free interest rate	1.62%
Weighted average expected lives in years	5.38
Expected dividend	0%

The expected volatility assumptions for 2015 was based upon the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015, reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumptions for awards granted to employees.

There were 1.3 million options granted for the year ended December 31, 2015 and no stock options granted for the year ended December 31, 2014.

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

From time to time, we have retained terminated employees as part-time consultants upon their departure from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There was one employee moved to consulting for the twelve months ended December 31, 2015, and no employees moved to consulting for the same period in 2014. The employees options were 100% vested at the date of termination so no entry was recorded.

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

Common equivalent shares, consisting of approximately 3,277,744 and 21,860,191 of incremental common shares as of December 31, 2015 and 2014, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted loss per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2015, cash and cash equivalents exceeding federally insured limits totaled $768,000.

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

The following tables summarize fair value measurements by level at December 31, 2015 and 2014, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2014

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	122	-	-	122
Total assets	122	-	-	122

Warrant liabilities	-	-	40,585	40,585
Derivative Liability	-	-	-	-
Total liabilities	-	-	40,585	40,585

	Balance at December 31, 2015

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	122	-	-	122
Total assets	122	-	-	122

Warrant liabilities	-	-	509	509
Derivative Liability			2,348	2,348
Total liabilities	-	-	2,857	2,857

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2015, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants and derivative liabilities are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2015 and 2014:

(Dollars in thousands)	Level III Warrant Liabilities	(Dollars in thousands)	Level III Derivative Liabilities
Balance as of December 31, 2013	$16,347	Balance as of December 31, 2013	$-
Issuance (exercise) of warrants, net	4,384	Issuance (exercise) of warrants, net	-
Change in fair value	19,897	Change in fair value	-
Expiration of warrants	(43)	Expiration of warrants	-
Balance as of December 31, 2014	$40,585	Balance as of December 31, 2014	$-

Issuance (exercise) of warrants, net	2,712	Issuance (exercise) of warrants, net	1,019
Change in fair value	(11,665)	Change in fair value	2,761
Exchange of warrants	(31,123)	Debt Modification	(1,432)
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348

Intangible Assets

Intellectual Property

During the twelve months ended December 31, 2015, we did not acquire any new intangible assets and as of December 31, 2015, all of our intangible assets were written off in full.

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

We performed an impairment analysis on intellectual property for the years ended December 31, 2015 and 2014. As of December 31, 2015, we determined that the carrying value of the intangibles were not recoverable and all of our intangible assets were written off in full. There was no impairment of intangibles for the year ended December 31, 2014.

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

Warrant Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 (the “July 2015 Convertible Debenture”) with Acuitas Group Holdings, LLC (“Acuitas”), 100% owned by Terren S. Peizer, our Chairman and Chief Executive Officer, and five-year warrants to purchase 935,008 shares of our common stock, at an exercise price of $1.90 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be (the “July 2015 Warrants”).

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

In September 2015, the conversion price of the July 2015 Convertible Debenture and the July 2015 Warrants were subsequently adjusted to $0.30 per share, based upon the Stock Purchase Agreement with Acuitas, relating to the sale and issuance of approximately 1.5 million shares of Common Stock for gross proceeds of $463,000 (the “September Offering”).

In May 2015, we entered into the Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock (the “Warrant Exchange”). We recognized a $4.4 and $0 loss related to the Warrant Exchange for the years ended December 31, 2015 and 2014, respectively.

In conjunction with the Securities Purchase Agreements entered into in April 2015 (the “April Offering”), the Company issued five year warrants to purchase an aggregate of 530,303 shares of our common stock, at an exercise price of $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be (the “April 2015 Warrants”). The exercise price of the April 2015 Warrants was subsequently adjusted to $0.30 per share based upon the September Offering.

In May 2014, we entered into the securities purchase agreements (the “May Agreements”) with several investors, including Acuitas, and Shamus, LLC (“Shamus”), a Company owned by David E. Smith, a member of our board of directors, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants (the “May Warrants”) to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million (the “May Offering”). The May Agreements provide that in the event that the Company effectuates a reverse stock split of its common stock within 24 months of the closing date of the securities purchase agreement (the “Reverse Split”) and the volume weighted average price (“VWAP”) of the common stock during the 20 trading days following the effective date of the Reverse Split (the “VWAP Period”) declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that the Company issue additional shares of common stock (the “Adjustment Shares").

The May Warrants expire in May 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the May Warrants, the exercise price of the May Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the May Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period. In May 2015, we entered into the Exchange Agreements whereby the May Warrants were exchanged for Common Stock.

In January 2014, we entered into the securities purchase agreements (the “January Agreements”) with several investors, including Acuitas, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants (the “January Warrants”) to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million (the “January Offering”). The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

The January Warrants expire in January 2019, and contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock, or other securities convertible into our common stock, for a per share price less than the exercise price of the January Warrants, the exercise price of the January Warrants will be reduced to such lower price, subject to customary exceptions. In the event that Adjustment Shares are issued, the number of shares that may be purchased under the January Warrants shall be increased by an amount equal to the Adjustment Shares. In addition, the exercise price is subject to adjustment in the event that the VWAP during the VWAP period is less than the exercise price prior to the VWAP Period. In May 2015, we entered into the Exchange Agreements whereby the January Warrants were exchanged for Common Stock.

For the years ended December 31, 2015 and 2014, we recognized a gain of $11.7 million and a loss of $19.9 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2015, three customers accounted for approximately 82% of revenues and three customers accounted for approximately 90% of accounts receivable.

For the year ended December 31, 2014, three customers accounted for approximately 87% of revenues and four customers accounted for approximately 98% of accounts receivable.

Derivative Liability

In July 2015, we entered into the July 2015 Convertible Debenture. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

Dec 31, 2015
Expected volatility	133.19%
Risk-free interest rate	0.23%
Weighted average expected lives in years	1.05
Expected dividend	0%

The expected volatility assumption for the twelve months ended December 31, 2015 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the twelve months ended December 31, 2015 and 2014, we recognized a loss of $2.8 million and $0 related to the revaluation of our derivative liability, respectively.

Recently Issued or Newly Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified restrospective approach to adoptions. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material effect on our consolidated financial positon or results of operations.

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

Note 2. Discontinued Operations

We discontinued our license and management fees segment. The operations were shut down effective April 1, 2014 and all of the assets were absorbed by the Company. The revenues and expenses of discontinued operations for the twelve months ended December 31, 2015 and 2014 are as follows:

	Twelve months ended December 31,
(in thousands)	2015	2014

Revenues	$-	$25

Expenses
Cost of license and management services	$-	$55
General and administrative expenses Salaries and benefits	-	96
Other expenses	-	83
Impairment losses	-	-
Depreciation and amortization	-	4
Total expenses	$-	$238

Loss from discontinued operations	$-	$(213)

The carrying amount of the assets and liabilities of discontinued operations, were as follows:

(in thousands)	December 31, 2015	December 31, 2014
Cash and cash equivalents	$-	$-
Receivables, net	-	-
Total assets	$-	$-

Accounts payable	-	-
Intercompany Payable	-	-
Total liabilities	$-	$-

Net assets (liabilities) of discontinued operations	$-	$-

Note 3. Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2015 and 2014:

	December 31,
(in thousands)	2015	2014
Healthcare fees	$587	$184
Other	3	5
Total receivables	$590	$189
Less allowance for doubtful accounts	-	-
Total receivables, net	$590	$189

We use the specific identification method for recording the provision for doubtful accounts, which was $0 as of December 31, 2015 and 2014.

Note 4. Receivable – Related Party

In December 2014, we entered into securities purchase agreement with several investors including Steve Gorlin, an affiliate of the Company, related to the sale and issuance of common stock. Mr. Gorlin received approximately 150,000 shares of common stock at a price of $2.00 per share, for gross proceeds of approximately $300,000. Such proceeds were received subsequent to December 31, 2014, and no amount was outstanding as of December 31, 2015.

Note 5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2015 and 2014:

(in thousands)	2015	2014
Furniture and equipment	$1,585	$2,038
Leasehold improvements	318	318
Total property and equipment	1,903	2,356
Less accumulated depreciation and amortization	(1,491)	(2,002)
Total property and equipment, net	$412	$354

Depreciation expense was $110,000 and $96,000 for the years ended December 31, 2015 and 2014, respectively.

Note 6. Intangible Assets

Intellectual property consists primarily of the costs associated with acquiring certain technology, patents, patents pending, know-how and related intangible assets with respect to our program for treatment of anxiety. Intellectual property is being amortized on a straight-line basis from the date costs are incurred over the remaining life of the respective patents or patent applications. As of December 31, 2015, all intangible assets were written off in full. As of December 31, 2015 and 2014, intangible assets were as follows:

(in thousands)	2015	2014
Intellectual property	$-	$519

Less accumulated amortization	-	(418)

Total intangibles, net	$-	$101

Amortization expense for all intangible assets amounted to $12,000 and $17,000 for the years ended December 31, 2015 and 2014, respectively. There is no amortization expense for intellectual property for the next five years.

We recorded impairment losses of $88,000 and $0 for the years ended December 31, 2015 and 2014, respectively.

Note 7. Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2015 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our condensed consolidated balance sheets and was $110,000 and $88,000 at December 31, 2015 and 2014, respectively. Accumulated depreciation of the leased equipment at December 31, 2015 and 2014 was approximately $43,000 and $44,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments, as of December 31, 2015, are as follows:

(in thousands)	Amount
Year ending December 31,
2016	$51
2017	33
2018	21
Total minimum lease payments	105
Less amounts representing interest	(15)
Capital lease obligations, net of interest	90
Less current maturities of capital lease obligations	(24)
Long-term capital lease obligations	$66

Note 8. Income Taxes

As of December 31, 2015, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $210 million and $172 million, respectively. The net federal operating loss carry forwards begin to expire in 2025, and net state operating loss carry forwards begin to expire in 2015. The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

(in thousands)	2015	2014
Federal, state and foreign net operating losses	$78,474	$72,141
Stock based compensation	7,879	7,778
Accrued liabilities	585	503
Other temporary differences	3,045	6,510
Valuation allowance	(89,983)	(86,932)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2015	2014
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	16.8%	2.7%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	2.1%	0.0%
Other	-27.0%	0.0%
Change in valuation allowance	42.1%	31.3%
Tax provision	0.0%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2010 through 2014. The federal and material foreign jurisdictions statutes of limitations began to expire in 2010. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2015, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2015 and 2014, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2009, and by the IRS for tax years through 2010. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

In December 2014, we entered into the securities purchase agreements (the “December Agreements”) with several investors, including Acuitas, and Steve Gorlin, an affiliate of the Company, relating to the sale and issuance of an aggregate of 550,000 shares of common for aggregate gross proceeds of approximately $1.1 million.

In September 2014, we entered into securities purchase agreements (the “September Agreements”) with several investors, relating to the sale and issuance of an aggregate of 750,000 shares of common stock for aggregate gross proceeds of approximately $1.5 million (the “September Offering”).

In May 2014, we entered into the May Agreements with several investors, including Acuitas and Shamus, relating to the sale and issuance of an aggregate of 2,586,210 shares of common stock and warrants to purchase an aggregate of 2,586,210 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.5 million. The May Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

In January 2014, we entered into the January Agreements with several investors, including Acuitas, relating to the sale and issuance of an aggregate of 1,724,141 shares of common stock and warrants to purchase an aggregate of 1,724,141 shares of common stock at an exercise price of $0.58 per share for aggregate gross proceeds of approximately $1.0 million. The January Agreements provide that in the event that we effectuate a Reverse Split and the VWAP period declines from the closing price on the trading date immediately prior to the effective date of the Reverse Split, that we shall issue the Adjustment Shares to the investors.

Note 10. Share-based Compensation

The Plan provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. At December 31, 2015, we had 1,471,182 vested and unvested stock options outstanding and 296,581 shares reserved for future awards. Total share-based compensation expense amounted to $1.4 million and $51,000 for the years ended December 31, 2015 and 2014, respectively.

Stock Options – Employees and Directors

There were 250,000 options issued to employees during 2015.

For the twelve months ended December 31, 2015, we granted 1,050,000 to our non-employee directors.

There were no stock options granted to employees and directors during 2014.

Stock option activity for employee and director grants is summarized as follows:

	Shares	Weighted Avg. Exercise Price
Balance, December 31, 2013	461,000	$19.69

2014
Granted	-	-
Cancelled/Expired	(83,000)	20.21
Balance, December 31, 2014	378,000	$19.59

2015
Granted	1,300,000	2.20
Cancelled/Expired	(207,000)	3.29
Balance, December 31, 2015	1,471,000	$6.51

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2015 were as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00	to	$20.00	1,462,000	8.06	$5.49	508,000	$7.25
$20.01	to	$1,000.00	9,000	3.02	158.33	9,000	158.33

			1,471,000	8.03	$6.51	517,000	$9.88

Share-based compensation expense relating to stock options granted to employees and directors was $1.4 million and $43,000 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, there was $1.0 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of 1.7 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors. There were no options granted during 2015 and 2014, respectively.

Stock option activity for non-employee grants for services is summarized as follows:

	Shares	Weighted avg. exercise price
Balance, December 31, 2013	21,000	$28.40

2014
Granted	-	-
Cancelled	-	-
Balance, December 31, 2014	21,000	$28.40

2015
Granted	-	-
Cancelled	(21,000)	(28.40)
Balance, December 31, 2015	-	$-

Warrants granted to non-employees outstanding at December 31, 2015 are summarized as follows:

Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	-	$-
Warrants issued in connection with debt agreement	1,465,311	0.30
Warrants issued for services	341,251	2.16
	1,806,562	$0.65

There were 300,000 warrants to purchase common stock issued for investor relations services for the twelve months ended December 31, 2015. No warrants were granted for services during 2014.

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $3,000 and $8,000 for the years ended December 31, 2015 and 2014, respectively.

Common Stock

In October 2015, we issued 200,000 common shares in connection with the April Offering.

In May 2015, we entered into the Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock to eliminate the liability associated with these warrants.

During 2015 and 2014, we issued 76,000 and 355,000 shares of common stock, respectively, for consulting services valued at $172,000 and $550,000, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary. As of December 31, 2015, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based compensation expense relating to the ESPP for the years ended December 31, 2015 and 2014, respectively.

Note 11. Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $294,000 and $285,000 for the years ended December 31, 2015 and 2014, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,120 square feet. The initial term of the lease expires in April 2019. Our base rent is currently approximately $30,000 per month, subject to annual adjustments.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2015:

(In thousands)
Year	Amount
2016	$365
2017	$375
2018	$387
2019	$99

Clinical Research Commitments

None.

Legal Proceedings

From time to time, we may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at December 31, 2015.

Note 12. Related Party Disclosure

Mr. Gorlin, an affiliate of the company, entered into securities purchase agreements during the fiscal years ended December 31, 2015 and 2014, and received approximately 300,000 and 150,000 shares of common stock in exchange for gross proceeds of approximately $90,000 and $300,000, respectively.

Terren Peizer, Chairman and Chief Executive Officer, transferred his securities ownership in Catasys to Acuitas from Crede Capital Group, LLC. Mr. Peizer owns 100% of both entities.

Acuitas entered into securities purchase agreements as of December 31, 2015 and 2014, and received approximately 6,953,334 and 3,732,932 shares of common stock in exchange for gross proceeds of approximately $2.1 million and $2.3 million, respectively. In addition, Acuitas received warrants to purchase an aggregate 935,008 shares of common stock, at a price of $0.30 per share, as of December 31, 2015.

In addition, we have a $3.7 million Convertible Debenture outstanding with Acuitas, which includes $109,000 in interest as of December 31, 2015. We also have accounts payable outstanding with Mr. Peizer for travel and expenses of $130,000 as of December 31, 2015.

Shamus entered into securities purchase agreements during the fiscal years ended December 31, 2015 and 2014, and received approximately 956,667 and 344,828 shares of common stock in exchange for gross proceeds of approximately $287,000 and $200,00, respectively.

Note 13. Long-term Debt

In April 2015, we entered into a Securities Purchase Agreement with several institutional accredited investors, pursuant to which we received aggregate gross proceeds of $2.0 million from the investors for the sale of approximately $2.12 million principal amount of 12% Original Issue Discount Convertible Debentures due January 18, 2016 (the “April 2015 Bridge Notes”) and the April 2015 Warrants. The closing of the April 2015 Bridge Notes transaction occurred on April 17, 2015. We received aggregate net proceeds of $1,815,000. We used $560,000 of the net proceeds to repay our outstanding indebtedness due to Acuitas incurred by way of short term, interest free loans in the first and second quarters of 2015.

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

In October 2015, we amended the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017 and extended the date we must consummate a public offering from December 31, 2015 to June 30, 2016.  In accordance with ASC 470-50, Debt Modifications and Extinguishments, we recognized a $195,000 loss on extinguishment of debt in connection wit the loan modification.

Note 14. Other Income/Write-off of Liabilities

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

Note 15. Subsequent Events

In March 2016, we entered into a Promissory Note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within thirty business day of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, Acuitas was granted five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.50 per share.