Form 10-Q
period 2016-03-31
CATASYS, INC.
filed 2016-05-13
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐            No ☑

As of May 12, 2016, there were 55,007,761 shares of registrant's common stock, $0.0001 par value, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	March 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$262	$916
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	610	590
Prepaids and other current assets	434	575
Total current assets	1,306	2,081
Long-term assets
Property and equipment, net of accumulated depreciation of $1,515 and $1,491, respectively	390	412
Deposits and other assets	371	387
Total Assets	$2,067	$2,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$772	$753
Accrued compensation and benefits	1,703	1,703
Deferred revenue	2,276	1,683
Other accrued liabilities	627	682
Short term debt, related party, net of discount $0 and $0, respectively	4,676	-
Short term derivative liability	3,685	-
Total current liabilities	13,739	4,821
Long-term liabilities
Deferred rent and other long-term liabilities	178	198
Capitol leases	38	66
Long term debt, related party, net of discount $0 and $0, respectively	-	3,662
Long term derivative liability	-	2,348
Warrant liabilities	953	509
Total Liabilities	14,908	11,604

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,007,761 and 55,007,761 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6	6
Additional paid-in-capital	253,228	253,053
Accumulated deficit	(266,075)	(261,783)
Total Stockholders' Deficit	(12,841)	(8,724)
Total Liabilities and Stockholders' Deficit	$2,067	$2,880

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2016	2015
Revenues
Healthcare services revenues	$728	$433

Operating expenses
Cost of healthcare services	966	406
General and administrative	2,187	2,734
Depreciation and amortization	32	34
Total operating expenses	3,185	3,174

Loss from operations	(2,457)	(2,741)

Other income	65	11
Interest expense	(333)	(2)
Change in fair value of warrant liability	(228)	2,474
Change in fair value of derivative liability	(1,337)	-
Loss from operations before provision for income taxes	(4,290)	(258)
Provision for income taxes	2	2
Net Loss	$(4,292)	$(260)

Basic net loss from operations per share:	$(0.08)	$(0.01)

Basic and diluted weighted number of shares outstanding	55,008	25,286

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2016	2015
Operating activities:
Net loss	$(4,292)	$(260)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	33
Issuance costs included in interest expense	216	-
Provision for doubtful accounts	7	66
Deferred rent	(23)	(17)
Share-based compensation expense	174	828
Common stock issued for consulting services	-	172
Fair value adjustment on derivative liability	1,337	-
Fair value adjustment on warrant liability	228	(2,474)
Changes in current assets and liabilities:
Receivables	(27)	380
Prepaids and other current assets	141	(18)
Deferred revenue	593	160
Accounts payable and other accrued liabilities	96	319
Net cash used in operating activities	$(1,518)	$(811)

Investing activities:
Purchases of property and equipment	$(10)	$(8)
Deposits and other assets	16	-
Net cash provided by/(used in) investing activities	$6	$(8)

Financing activities:
Proceeds from bridge loan	$900	$200
Capital lease obligations	(42)	(5)
Net cash provided by financing activities	$858	$195

Net decrease in cash and cash equivalents	$(654)	$(624)
Cash and cash equivalents at beginning of period	916	708
Cash and cash equivalents at end of period	$262	$84

Supplemental disclosure of cash paid
Income taxes	$26	$2
Supplemental disclosure of non-cash activity
Common stock issued for investor relations services	$-	$172

See accompanying notes to the condensed consolidated financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2015, from which the balance sheets, as of December 31, 2015, have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2016, cash and cash equivalents was $262,000 and we had a working capital deficit of approximately $12.4 million. In April 2016, we amended the March 2016 promissory note with Acuitas Group Holdings, LLC (“Acuitas”), a limited liability company 100% owned by our Chief Executive Officer and Chairman, to increase the amount of the promissory note by $400,000, for a total of $1.3 million in principal amount. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2016, our cash used in operating activities was $1.5 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses through the end of May 2016; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

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

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

        Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis based on enrolled members. To the extent our contracts may include a minimum performance guarantee; we reserve a portion of the monthly fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates or other fees in advance that are not subject to the performance guarantees, we recognize the case rate ratably over the twelve months of the program.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At March 31, 2016, cash and cash equivalents exceeding federally insured limits totaled $110,900.

For the three months ended March 31, 2016, four customers accounted for approximately 94% of revenues and three customers accounted for approximately 93% of accounts receivable.

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

Common equivalent shares, consisting of 3,720,716 and 23,409,694 common shares for the three months ended March 31, 2016 and 2015, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At March 31, 2016, we had 1,464,154 vested and unvested shares outstanding and 303,609 shares available for future awards under the Plan.

Total share-based compensation expense on a consolidated basis was $174,000 and $828,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2016 and 2015 was $174,000 and $826,000, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to employees and directors during the three months ended March 31, 2016 and 1,300,000 options were granted to employees and directors during the same period in 2015 under the Plan. Employee and director stock option activity for the three months ended March 31, 2016 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2015	1,471,000	$6.49

Granted	-	$-
Cancelled	(7,000)	$10.38

Balance March 31, 2016	1,464,000	$6.49

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2016 and 2015, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2016, there was $841,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.51 years.

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

There were no options issued to non-employees for the three months ended March 31, 2016 and 2015, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $0 and $2,000 for the three months ended March 31, 2016 and 2015, respectively.

There was no stock option activity for the three months ended March 31, 2016.

Common Stock

There were 0 and 76,000 shares of common stock issued in exchange for investor relations services during the three months ended March 31, 2016 and 2015, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of March 31, 2016.  As such, we have not recorded a provision for income tax for the period ended March 31, 2016.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, we consider projected future taxable income and the availability of tax planning strategies.  After evaluating all positive and negative historical and perspective evidences, management has determined it is more likely than not that our deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2016 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value:

	Balance at March 31, 2016

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	953	953
Derivative Liability			3,685	3,685
Total liabilities	-	-	4,638	4,638

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2016, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2016:

	Level III		Level III
	Warrant		Warrant
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348
Issuance of warrants	216	Issuance of warrants	-
Change in fair value	228	Change in fair value	1,337
Balance as of March 31, 2016	$953	Balance as of March 31, 2016	$3,685

Intangible Assets

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

Warrant Liabilities

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, Acuitas was granted five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”).

The warrant liability associated with the March 2016 Warrants were calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2016
Expected volatility	133.19%
Risk-free interest rate	1.21%
Weighted average expected lives in years	5
Expected dividend	0%

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, and March 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2016 and 2015, we recognized a loss of $228,000 and a gain of $2.5 million, respectively, related to the revaluation of our warrant liabilities.

Derivative Liability

In July 2015, we entered into the July 2015 Convertible Debenture. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2016
Expected volatility	133.19%
Risk-free interest rate	0.59%
Weighted average expected lives in years	0.80
Expected dividend	0%

The expected volatility assumption for the three months ended March 31, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three months ended March 31, 2016 and 2015, we recognized a loss of $1.3 million and $0 related to the revaluation of our derivative liability, respectively.

Recently Issued or Newly Adopted Accounting Standards

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

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

Note 3. Related Party Disclosure

In March 2016 we entered into the March 2016 Promissory Note and March 2016 Warrants with Acuitas. In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of $129,000 as of March 31, 2016.

Note 4. Short-term Debt

In March 2016, we entered into the March 2016 Promissory Note with Acuitas. The March 2016 Promissory Note is due within 30 business days of the Maturity Date, and carries an interest rate on any unpaid principal amount of 8% annum until the Maturity Date, after which the interest will increase to 12% annum. In addition, Acuitas was granted the March 2016 Warrants.

Note 5. Subsequent Event

In April 2016, we amended the March 2016 Promissory Note with Acuitas to increase the amount of the March 2016 Promissory Note by $400,000, for a total of $1.3 million in principle amount. In connection with the amendment, Acuitas was granted five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included elsewhere in this report.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934 and Section 27A of the Securities Act of 1933. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

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

Recent Developments

In March 2016, we entered into a promissory note with Acuitas Group Holdings, LLC (“Acuitas”), a limited liability company 100% owned by our Chief Executive Officer and Chairman, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, Acuitas was granted five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “March 2016 Warrants”).

In April 2016, we amended the March 2016 Promissory Note with Acuitas, to increase the amount of the March 2016 Promissory Note by $400,000, for a total of $1.3 million in principle amount. In connection with the amendment, Acuitas was granted five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection.

Operations

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

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2016	2015
Revenues
Healthcare services revenues	$728	$433

Operating expenses
Cost of healthcare services	966	406
General and administrative	2,187	2,734
Depreciation and amortization	32	34
Total operating expenses	3,185	3,174

Loss from operations	(2,457)	(2,741)

Other income	65	11
Interest expense	(333)	(2)
Change in fair value of warrant liability	(228)	2,474
Change in fair value of derivative liability	(1,337)	-
Loss from operations before provision for income taxes	(4,290)	(258)
Provision for income taxes	2	2
Net Loss	$(4,292)	$(260)

Basic net loss from operations per share:	$(0.08)	$(0.01)

Basic and diluted weighted number of shares outstanding	55,008	25,286

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three months ended March 31, 2016 was $4.3 million, compared with a net loss of $258,000 for the same period in 2015. The difference primarily relates to the decrease in the change in fair value of warrant liability and the decrease in the change in fair value of the derivative liability for the three months ended March 31, 2016, compared to the same period in 2015.

Revenues

During the three months ended March 31, 2016, we have expanded our customer base and health plan populations covered under our programs, which has resulted in a significant increase in the number of patients enrolled in our programs compared with the same period in 2015. For the three months ended March 31, 2016, enrollment increased by more than 175% over the same period in 2015. Recognized revenue increased by $295,000, or 68% for the three months ended March 31, 2016, compared with the same periods in 2015, respectively. We reserve a portion, and in some cases all, of the revenue related to these contracts as the revenue is subject to performance guarantees, or in the instance of case rates received upon enrollment and other fees in advance, recognized ratably over the period of enrollment. Deferred revenue increased by $593,000 since December 31, 2015.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, community care coordinators, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $560,000 for the months ended March 31, 2016, compared with the same period in 2015, relates primarily to the increase in the number of members being treated, the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members, and the expansion of our program in Kansas to cover high cost members with anxiety disorders.

General and Administrative Expenses

Total general and administrative expense decreased by $547,000 for the three months ended March 31, 2016, compared with the same period in 2015. The decrease was due primarily to a decrease in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense increased by $331,000 for the three months ended March 31, 2016 compared with the same period in 2015. The increase related to the issuance of warrants as part of our March 2016 financings and no such warrants were issued during the three months ended March 31, 2015.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, and March 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the change in fair value for the warrants was $2.7 million for the three months ended March 31, 2016 compared with the same period in 2015.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Change in fair value of warrant liability

The change in fair value of derivative liabilities was $2.7 million for the three months ended March 31, 2016 compared with the same period in 2015. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture.

We will continue to mark-to-market the derivative liability to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of May 12, 2016, we had a balance of approximately $78,000 cash on hand. We had a working capital deficit of approximately $12.4 million at March 31, 2016. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through the end of May 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In April 2016, we amended the March 2016 Promissory Note with Acuitas to increase the amount of the March 2016 Promissory Note by $400,000, for a total of $1.3 million in principle amount. In connection with the amendment, Acuitas was granted five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47.

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

Cash Flows

We used $1.5 million of cash from operating activities during the three months ended March 31, 2016 compared with $811,000 in the same period in 2015. The increase in cash used in operating activities reflects the increase in the number of members being treated, the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members, and the expansion of our program in Kansas to cover high cost members with anxiety disorders. Significant non-cash adjustments to operating activities for the three months ended March 31, 2016 included a fair value adjustment on derivative liability of $1.3 million, a fair value adjustment on warrant liability of $228,000, and issuance costs of $216,000 related to the March 2016 Promissory Note.

Capital expenditures for the three months ended March 31, 2016 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $858,000 for the three months ended March 31, 2016, compared with net cash provided by financing activities of $195,000 for the three months ended March 31, 2015. Cash provided by financing activities for the three months ended March 31, 2016 consisted of the net proceeds from the loan provided by Acuitas in March 2016, leaving a balance of $262,000 in cash and cash equivalents at March 31, 2016.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month. We also anticipate cash inflow to increase during 2016 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through the end of May 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, the estimation of the fair value of our derivative liability, and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, and March 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2016 and 2015, we recognized a loss of $228,000 and a gain of $2.5 million, respectively, related to the revaluation of our warrant liabilities.

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

Derivative Liabilities

In July 2015, we entered into the July 2015 Convertible Debenture. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2016
Expected volatility	133.19%
Risk-free interest rate	0.59%
Weighted average expected lives in years	0.80
Expected dividend	0%

The expected volatility assumption for the three months ended March 31, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three months ended March 31, 2016 and 2015, we recognized a loss of $1.3 million and $0 related to the revaluation of our derivative liability, respectively.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three months ended March 31, 2016 and 2015, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2016 and 2015, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

In February 2015, the FASB issued ASU, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified restrospective approach to adoptions. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2016. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that as of March 31, 2016,our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the March 2016 Promissory Note, Acuitas was granted five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share.

In connection with the amendment to the March 2016 Promissory Note with Acuitas to increase the amount of the March 2016 Promissory Note by $400,000, for a total of $1.3 million in principle amount. Acuitas was granted five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47.

The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

In April 2016, we amended the March 2016 Promissory Note with Acuitas to increase the amount of the March 2016 Promissory Note by $400,000, for a total of $1.3 million in principle amount. In connection with the amendment, Acuitas was granted five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection.

Item 6.     Exhibits

Exhibit 4.1*	Form of First Amended and Restated Promissory Note 8% Promissory Note, dated April 27, 2016
Exhibit 4.2*	Form of Common Stock Purchase Warrant, dated April 27, 2016.
Exhibit 4.3	Form of 8% Promissory Note, dated March 30, 2016, incorporated by reference to Exhibit 4.9 of Catasys, Inc.’s Form 10-K filed with Securities and Exchange Commission on March 30, 2016.
Exhibit 4.4*	Form of Common Stock Purchase Warrant, dated March 30, 2016.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: May 13, 2016	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2016	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)