Form 10-Q
period 2016-06-30
CATASYS, INC.
filed 2016-08-15
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes   ☐          No   ☑

As of August 12, 2016, there were 55,053,458 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	June 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$52	$916
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	909	590
Prepaids and other current assets	330	575
Total current assets	1,291	2,081
Long-term assets
Property and equipment, net of accumulated depreciation of $1,543 and $1,491, respectively	407	412
Deposits and other assets	371	387
Total Assets	$2,069	$2,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$734	$753
Accrued compensation and benefits	1,905	1,703
Deferred revenue	2,801	1,683
Other accrued liabilities	586	682
Short term debt, related party, net of discount of $0 and $0, respectively	6,105	-
Short term derivative liability	5,192	-
Total current liabilities	17,323	4,821
Long-term liabilities
Deferred rent and other long-term liabilities	158	198
Capital leases	56	66
Long term debt, related party, net of discount of $0 and $0, respectively	-	3,662
Long term derivative liability	-	2,348
Warrant liabilities	1,919	509
Total Liabilities	19,456	11,604

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,007,761 and 55,007,761 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in-capital	253,402	253,053
Accumulated deficit	(270,795)	(261,783)
Total Stockholders' Deficit	(17,387)	(8,724)
Total Liabilities and Stockholders' Deficit	$2,069	$2,880

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Healthcare services revenues	$1,223	$472	$1,951	$905

Operating expenses
Cost of healthcare services	1,162	529	2,128	935
General and administrative	2,136	2,422	4,323	5,156
Depreciation and amortization	32	30	64	64
Total operating expenses	3,330	2,981	6,515	6,155

Loss from operations	(2,107)	(2,509)	(4,564)	(5,250)

Other Income	10	10	75	21
Interest expense	(591)	(1,110)	(924)	(1,112)
Loss on exchange of warrants	-	(4,410)	-	(4,410)
Change in fair value of warrant liability	(522)	7,434	(750)	9,908
Change in fair value of derivative liability	(1,507)	-	(2,844)	-
Loss from operations before provision for income taxes	(4,717)	(585)	(9,007)	(843)
Provision for income taxes	3	2	5	4
Net Loss	$(4,720)	$(587)	$(9,012)	$(847)

Basic and diluted net loss from operations per share:	$(0.09)	$(0.02)	$(0.16)	$(0.03)

Basic and diluted weighted number of shares outstanding	55,008	35,375	55,008	30,358

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2016	2015
Operating activities:
Net loss	$(9,012)	$(847)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	64	63
Amortization of debt discount and issuance costs included in interest expense	660	1,056
Provision for doubtful account	20	75
Deferred rent	(45)	(34)
Share-based compensation expense	349	1,037
Common stock issued for consulting services	-	172
Warrants issued for services	-	56
Loss on exchange of warrants	-	4,410
Fair value adjustment on warrant liability	750	(9,908)
Fair value adjustment on derivative liability	2,844	-
Changes in current assets and liabilities:
Receivables	(339)	230
Prepaids and other current assets	245	118
Deferred revenue	1,118	499
Accounts payable and other accrued liabilities	397	478
Net cash used in operating activities	$(2,949)	$(2,595)

Investing activities:
Purchases of property and equipment	$(26)	$(16)
Deposits and other assets	16	-
Net cash used in investing activities	$(10)	$(16)

Financing activities:
Proceeds from the issuance of convertible debenture	$-	$2,000
Proceeds from bridge loan	2,185	250
Transaction Costs	-	(185)
Capital lease obligations	(90)	(10)
Net cash provided by financing activities	$2,095	$2,055

Net decrease in cash and cash equivalents	$(864)	$(556)
Cash and cash equivalents at beginning of period	916	708
Cash and cash equivalents at end of period	$52	$152

Supplemental disclosure of cash paid
Income taxes	$37	$34
Supplemental disclosure of non-cash activity
Property and equipment acquired through capital leases and other financing	$43	$-

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

Our financial statements have been prepared on the basis that we will continue as a going concern. At June 30, 2016, cash and cash equivalents was $52,000 and we had a working capital deficit of approximately $16 million. In July 2016, we amended and restated the June 2016 promissory note with Acuitas Group Holdings, LLC (“Acuitas”), a limited liability company, 100% owned by our Chief Executive Officer and Chairman, to increase the amount of the promissory note by $570,000, for a total of $2.8 million principal amount. We have incurred significant operating losses and negative cash flows from operations since our inception. During the six months ended June 30, 2016, our cash used in operating activities was $2.9 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of June 30, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses through September 2016; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak programs in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2016, we had no cash and cash equivalents exceeding federally insured limits.

For the six months ended June 30, 2016, two customers accounted for approximately 77% of the Company’s revenues and two customers accounted for approximately 85% of accounts receivable.

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

Common equivalent shares, consisting of 4,866,927 and 2,635,635 incremental common shares for the six months ended June 30, 2016 and 2015, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At June 30, 2016, we had 1,464,154 vested and unvested shares outstanding and 303,609 shares available for future awards under the Plan.

Share-based compensation expense attributable to continuing operations were $174,000 and $349,000 for the three and six months ended June 30, 2016, compared with $209,000 and $1.0 million for the same periods in 2015, respectively.

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

Share-based compensation expense recognized for employees and directors for the three and six months ended June 30, 2016 was $174,000 and $349,000, compared with $208,000 and $1 million, for the same periods in 2015, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to employees and directors during the three and six months ended June 30, 2016, compared with 1,050,000 options granted to directors and 250,000 options granted to employees during the same period in 2015 under the Plan. Employee and director stock option activity for the three and six months ended June 30, 2016 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2015	1,471,000	$6.49

Granted	-	$-
Cancelled	(7,000)	$10.38

Balance March 31, 2016	1,464,000	$6.49

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2016	1,464,000	$6.49

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2016 and 2015, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2016, there was $667,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.35 years.

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

There were no options issued to non-employees for the three and six months ended June 30, 2016 and 2015, respectively. Share-based compensation expense relating to stock options and warrants recognized for non-employees was $0 and $0 for the three and six months ended June 30, 2016 and $1,000 and $3,000 for the three and six months ended June 30, 2015, respectively.

There was no non-employee stock option activity for the three and six months ended June 30, 2016.

Common Stock

There were no shares of common stock issued for investor relations or consulting services during the three and six months ended June 30, 2016 compared to 0 and 76,000 shares issued for the same periods in 2015, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of June 30, 2016.  As such, we have not recorded a provision for income tax for the period ended June 30, 2016.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2016 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value:

	Balance at June 30, 2016

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	1,919	1,919
Derivative Liability			5,192	5,192
Total liabilities	-	-	7,111	7,111

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2016, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants and derivatives are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities and Derivative Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and six months ended June 30, 2016:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348
Issuance of warrants	216	Issuance of warrants	-
Change in fair value	228	Change in fair value	1,337
Balance as of March 31, 2016	$953	Balance as of March 31, 2016	$3,685
Issuance (exercise) of warrants, net	444	Issuance (exercise) of warrants, net	-
Change in fair value	522	Change in fair value	1,507
Balance as of June 30, 2016	$1,919	Balance as of June 30, 2016	$5,192

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

Warrant Liabilities

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the amount by $400,000, for a total of $1.3 million (the “April 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the amount by $405,000, for a total of $1.7 million (the “May 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “June 2016 Warrants”).

The warrant liability associated with the March 2016 Warrants, April 2016 Warrants, May 2016 Warrants, and June 2016 Warrants was calculated using the Black-Scholes model based upon the following assumptions:

	June 30, 2016
Expected volatility		133.19%
Risk-free interest rate	0.71%	-	1.01%
Weighted average expected lives in years	0.49	-	5
Expected dividend		0%

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, March 2016, April 2016, May 2016, and June 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2016 and 2015, we recognized a loss of $522,000 and $750,000, respectively, compared with a gain of $7.4 million and $9.9 million for the same periods in 2015, respectively, related to the revaluation of our warrant liabilities.

Derivative Liability

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture is $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be. In October 2016, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of July 2015 Convertible Debenture was subsequently adjusted to to $0.30 per share. The July 2015 Convertible Debentures are unsecured, bear interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

June 30, 2016
Expected volatility	133.19%
Risk-free interest rate	0.36%
Weighted average expected lives in years	0.55
Expected dividend	0%

The expected volatility assumption for the six months ended June 30, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in SEC SAB 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three and six months ended June 30, 2016, we recognized a loss of $1.5 million and $2.8 million, respectively, compared with a $0 for the same periods in 2015, related to the revaluation of our derivative liability.

Recently Issued or Newly Adopted Accounting Standards

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial positon or results of operations.

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

Note 3. Related Party Disclosure

In March 2016, we entered into the March 2016 Promissory Note and March 2016 Warrants to Acuitas. In April 2016, we entered into the April 2016 Promissory Note and issued the April 2016 Warrant to Acuitas. In May 2016, we entered into the May 2016 Promissory Note and issued the May 2016 Warrant to Acuitas. In June 2016, we entered into the June 2016 Promissory Notes and issued the June 2016 Warrants to Acuitas. In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of $166,000 as of June 30, 2016. We also have $969,000 in deferred salary owed to Mr. Peizer as of June 30, 2016.

Note 4. Short-term Debt

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the amount by $400,000, for a total of $1.3 million (the “April 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the amount by $405,000, for a total of $1.7 million (the “May 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “June 2016 Warrants”).

Note 5. Subsequent Event

In July 2016, we amended the June 2016 Promissory Notes with Acuitas to increase the amount of the June 2016 Promissory Notes by $570,000, for a total of $2.8 million in principle amount (the “July 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2015 Warrants”).

In August 2016, Acuitas loaned us $225,000. No terms were discussed nor were any agreements executed in connection with such loan, but we currently contemplate that the $225,000 will either be paid back out of our next significant financing or invested into such financing.

On August 15, 2016, we entered into subscription agreements (each, the Subscription Agreement”) with three accredited investors, including Shamus, LLC, a company owned by David E. Smith, a member of our board of directors (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2,750,000 (the “Notes”) and five-year warrants to purchase aggregate of up to 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “Warrants”).

The Notes bear accrued interest on the unpaid principal amount of 8.0% per annum, which shall be increased to 10% in the event of default. The maturity date of the Notes is December 15, 2016, on which date we shall pay the outstanding principal amount and all accrued interest. In addition, the Notes are mandatorily payable in the event we close a public offering of our securities of at least $10.0 million.

The Warrants include price protection provision pursuant to which, subject to certain exempt issuances, the then exercise price of the Warrants will be adjusted, in the case we issue shares of our common stock for consideration per share less than the then exercise price of the Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the Warrants (August 15, 2021), (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

        In addition, on August 15, 2016, Acuitas agreed to exchange its $2.8 million outstanding senior demand notes for short-term senior promissory notes in the aggregate principal amount of $2.8 million, in the form substantially identical to the form of the Notes. Acuitas also agreed to increase the exercise price of certain of its outstanding warrants to purchase an aggregate 2,028,029 of the Company's shares of common stock from $0.33 to $1.10 per share. In consideration for the exchange and the increase to the exercise price of the warrants, the Company will issue to Acuitas additional warrants to purchase 893,940 of the Company's shares of common stock, at an exercise price of $1.10 per share.

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

OVERVIEW

General

We provide data analytics based specialized behavioral health management and treatment services to health plans through our OnTrak program. Our OnTrak program is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. Starting in the second quarter of 2015, we have expanded our program into depression and anxiety disorders. We currently operate our OnTrak programs in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

Recent Developments

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the amount by $400,000, for a total of $1.3 million (the “April 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the amount by $405,000, for a total of $1.7 million (the “May 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “June 2016 Warrants”).

Operations

We currently operate our OnTrak programs in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia, and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Healthcare services revenues	$1,223	$472	$1,951	$905

Operating expenses
Cost of healthcare services	1,162	529	2,128	935
General and administrative	2,136	2,422	4,323	5,156
Depreciation and amortization	32	30	64	64
Total operating expenses	3,330	2,981	6,515	6,155

Loss from operations	(2,107)	(2,509)	(4,564)	(5,250)

Other Income	10	10	75	21
Interest expense	(591)	(1,110)	(924)	(1,112)
Loss on exchange of warrants	-	(4,410)	-	(4,410)
Change in fair value of warrant liability	(522)	7,434	(750)	9,908
Change in fair value of derivative liability	(1,507)	-	(2,844)	-
Loss from operations before provision for income taxes	(4,717)	(585)	(9,007)	(843)
Provision for income taxes	3	2	5	4
Net Loss	$(4,720)	$(587)	$(9,012)	$(847)

Basic and diluted net loss from operations per share:	$(0.09)	$(0.02)	$(0.16)	$(0.03)

Basic and diluted weighted number of shares outstanding	55,008	35,375	55,008	30,358

Summary of Consolidated Operating Results

Loss from continuing operations before provision for income taxes for the three and six months ended June 30, 2016 was $4.7 million and $9.0 million, compared with a net loss of $585,000 and $843,000 for the same periods in 2015, respectively. The difference primarily relates to the decrease in the change in fair value of warrant liability, offset by an increase in the change in fair value of warrant liability and interest expense for the three and six months ended June 30, 2016, compared to the same periods in 2015.

Revenues

During the six months ended June 30, 2016, we have expanded our customer base and health plan populations covered under our programs, which has resulted in a significant increase in the number of patients enrolled in our programs compared with the same period in 2015. For the six months ended June 30, 2016, enrollment increased by more than 72% over the same period in 2015. Recognized revenue increased by $751,000 and $1 million, or 159% and 116%, for the three and six months ended June 30, 2016, compared with the same periods in 2015, respectively. We reserve a portion, and in some cases all, of the revenue related to these contracts as the revenue is subject to performance guarantees, or in the instance of case rates received upon enrollment, recognized ratably over the period of enrollment. Deferred revenue increased by $1.1 million since December 31, 2015.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, community care coordinators, healthcare provider claim payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $633,000 and $1.2 million for the three and six months ended June 30, 2016, compared with the same periods in 2015, respectively, relates primarily to the increase in the number of members being treated, the addition of care coaches and community care coordinators to our staff to manage the increasing number of enrolled members, and the expansion of our program in Kansas to cover high cost members with anxiety disorders.

General and Administrative Expenses

Total general and administrative expense decreased by $286,000 and $833,000 for the three and six months ended June 30, 2016, compared with the same periods in 2015. The decrease was primarily due to a decrease in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015, investor relations services, and legal services.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three months ended March 31, 2016 and 2015, respectively.

Interest Expense

Interest expense decreased by $519,000 and $188,000 for the three and six months ended June 30, 2016 compared with the same periods in 2015. The decrease is related to the issuance of a convertible debenture in April 2015 offset by the issuance of warrants as part of the March 2016, April 2016, May 2016, and June 2016 promissory notes during the six months ended June 30, 2016.

Loss on Exchange of Warrant

The loss of $4.4 million on the exchange of warrants related to the exchange of 21,277,220 warrants for 21,277,220 shares of common stock in May 2015. There was no such warrant exchange during the six months ended June 30, 2016.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, March 2016, April 2016, May 2016 and June 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the change in fair value for the warrants was $8.0 million and $10.7 million for the three and six months ended June 30, 2016 compared with the same periods in 2015, respectively.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $1.5 million and $2.8 million for the three and six months ended June 30, 2016, respectively, compared with the same periods in 2015. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture.

We will continue to mark-to-market the derivative liability to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of August 12, 2016, we had a balance of approximately $1.5 million cash on hand. We had working capital deficit of approximately $16 million at June 30, 2016. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month, excluding non-current accrued liability payments. We expect our current cash resources to cover expenses through September 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

In July 2016, we amended the June 2016 Promissory Notes with Acuitas to increase the amount of the June 2016 Promissory Note by $570,000, for a total of $2.8 million in principle amount. In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock, at an exercise price of $0.33 per share.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts for our managed care programs and the success of management’s plans to increase revenue and continue to control expenses. We currently operate our OnTrak programs in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $2.9 million of cash for operating activities during the six months ended June 30, 2016 compared with $2.6 million in the same periods in 2015, respectively. The increase in cash used in operating activities reflects the increase in the number of members being treated, the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members, and the expansion of our program in Kansas to cover high cost members with anxiety disorders. Significant non-cash adjustments to operating activities for the six months ended June 30, 2016 included a fair value adjustment on derivative liability of $2.8 million, a fair value adjustment on warrant liability of $750,000, and issuance costs of $660,000 related to the March 2016 Promissory Note, April 2016 Promissory Note, May 2016 Promissory Note and the June 2016 Promissory Notes.

Capital expenditures for the six months ended June 30, 2016 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our programs, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $2.1 million for the six months ended June 30, 2016, compared with net cash provided by financing activities of $2.1 million for the six months ended June 30, 2015, respectively. Cash provided by financing activities for the six months ended June 30, 2016 consisted of the net proceeds from the promissory notes provided by Acuitas in March, April, May, and June 2016, leaving a balance of $52,000 in cash and cash equivalents at June 30, 2016.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month. We also anticipate cash inflow to increase during 2016 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through through September 2016; however delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, the estimation of the fair value of our derivative liabilities, and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015, March 2016, April 2016, May 2016 and June 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2016, we recognized a loss of $522,000 and $750,000, respectively, compared with a gain of $7.4 million and $9.9 million for the same periods in 2015, respectively, related to the revaluation of our warrant liabilities.

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

Derivative Liabilities

In July 2015, we entered into the July 2015 Convertible Debenture. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

June 30, 2016
Expected volatility	133.19%
Risk-free interest rate	0.36%
Weighted average expected lives in years	0.55
Expected dividend	0%

The expected volatility assumption for the six months ended June 30, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three and six months ended June 30, 2016 and 2015, we recognized a loss of $1.5 million and $2.8 million, respectively, compared with a $0 for the same periods in 2015, respectively, related to the revaluation of our derivative liability.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the six months ended June 30, 2016 and 2015, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2016 and 2015.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial positon or results of operations.

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

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received aggregate gross proceeds of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the amount by $400,000, for a total of $1.3 million (the “April 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants were subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the amount by $405,000, for a total of $1.7 million (the “May 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection ( the “June 2016 Warrants”).

The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

In July 2016, we amended the June 2016 Promissory Notes with Acuitas to increase the amount of the June 2016 Promissory Notes by $570,000, for a total of $2.8 million in principle amount. In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock, at an exercise price of $0.33 per share.

In August 2016, Acuitas loaned us $225,000. No terms were discussed nor were any agreements executed in connection with such loan, but we currently contemplate that the $225,000 will either be paid back out of our next significant financing or invested into such financing.

On August 15, 2016, we entered into subscription agreements (each, the Subscription Agreement”) with three accredited investors, including Shamus, LLC, a company owned by David E. Smith, a member of our board of directors (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2,750,000 (the “Notes”) and five-year warrants to purchase aggregate of up to 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “Warrants”).

The Notes bear accrued interest on the unpaid principal amount of 8.0% per annum, which shall be increased to 10% in the event of default. The maturity date of the Notes is December 15, 2016, on which date we shall pay the outstanding principal amount and all accrued interest. In addition, the Notes are mandatorily payable in the event we close a public offering of our securities of at least $10.0 million.

The Warrants include price protection provision pursuant to which, subject to certain exempt issuances, the then exercise price of the Warrants will be adjusted, in the case we issue shares of our common stock for consideration per share less than the then exercise price of the Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the Warrants (August 15, 2021), (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

The issuance of the securities pursuant to the Subscription Agreements was made in reliance upon an exemption from the registration requirements pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

The foregoing descriptions of the Subscription Agreements, the Notes and the Warrants are not complete and are qualified by reference to the full text of such documents, copies of which are filed as Exhibits 10.1 4.13 and 4.14, respectively, to this Quarterly Report and are incorporated herein by reference. The representations and warranties contained in these documents are solely for the purpose of allocating contractual risk between the parties, are not for the benefit of any party other than the parties to such agreements and are not intended as documents for investors and the public to obtain factual information about the current state of affairs of the parties thereto. Rather, investors and the public should look to other disclosures contained in our filings with the SEC.

On August 15, 2016, Acuitas agreed to exchange its $2.8 million outstanding senior demand notes for short-term senior promissory notes in the aggregate principal amount of $2.8 million, in the form substantially identical to the form of the Notes and the same maturity date of December 15, 2016. Acuitas also agreed to increase the exercise price of certain of its outstanding warrants to purchase an aggregate 2,028,029 of the Company's shares of common stock from $0.33 to $1.10 per share. In consideration for the exchange and the increase to the exercise price of the warrants, the Company will issue to Acuitas additional warrants to purchase 893,940 of the Company's shares of common stock, at an exercise price of $1.10 per share.

Item 6.	Exhibits

Exhibit 4.1*	Form of Second Amended and Restated Promissory Note, dated May 24, 2016.
Exhibit 4.2*	Form of Common Stock Purchase Warrant, dated May 24, 2016.
Exhibit 4.3*	Form of Third Amended and Restated Promissory Note, dated June 2, 2016.
Exhibit 4.4*	Form of Common Stock Purchase Warrant, dated June 2, 2016.
Exhibit 4.5*	Form of Fourth Amended and Restated Promissory Note, dated June 22, 2016.
Exhibit 4.6*	Form of Common Stock Purchase Warrant, dated June 22, 2016.
Exhibit 4.7*	Form of Fifth Amended and Restated Promissory Note, dated July 5, 2016.
Exhibit 4.8*	Form of Common Stock Purchase Warrant, dated July 5, 2016.
Exhibit 4.9*	Form on Sixth Amended and Restated Promissory Note, dated July 21, 2016.
Exhibit 4.10*	Form of Common Stock Purchase Warrant, dated July 21, 2016.
Exhibit 4.11

Form of First Amended and Restated Promissory Note, dated April 27, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

Exhibit 4.12

Form of Common Stock Purchase Purchase Warrant, dated April 27, 2016, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

Exhibit 4.13*	Form of Senior Promissory Note, dated August 15, 2016.
Exhibit 4.14*	Form of Common Stock Purchase Warrant, dated August 15, 2016.
Exhibit 10.1*	Form of Subscription Agreement, dated August 15, 2016, by and between the Company and the Purchaser thereto.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: August 15, 2016	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2016	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)