Form 10-Q
period 2016-09-30
CATASYS, INC.
filed 2016-11-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes☑          No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer,’’ and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐            No☑

As of November 11, 2016, there were 55,173,458 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this report, except as otherwise stated or the context otherwise requires, the terms “we,” “us” “our” or the “Company” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	September 30,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$1,843	$916
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	889	590
Prepaids and other current assets	305	575
Total current assets	3,037	2,081
Long-term assets
Property and equipment, net of accumulated depreciation of $1,581 and $1,491, respectively	445	412
Deposits and other assets	371	387
Total Assets	$3,853	$2,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$818	$753
Accrued compensation and benefits	1,892	1,703
Deferred revenue	3,231	1,683
Other accrued liabilities	551	682
Short term debt, related party, net of discount of $978 and $0, respectively	8,647	-
Short term derivative liability	8,676	-
Total current liabilities	23,815	4,821
Long-term liabilities
Deferred rent and other long-term liabilities	138	198
Capital leases	40	66
Long term debt, related party, net of discount of $0 and $0, respectively	-	3,662
Long term derivative liability	-	2,348
Warrant liabilities	4,441	509
Total Liabilities	28,434	11,604

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,053,458 and 55,007,761 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6	6
Additional paid-in-capital	253,621	253,053
Accumulated deficit	(278,208)	(261,783)
Total Stockholders' Deficit	(24,581)	(8,724)
Total Liabilities and Stockholders' Deficit	$3,853	$2,880

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Healthcare services revenues	$1,336	$538	$3,287	$1,443

Operating expenses
Cost of healthcare services	1,253	720	3,381	1,655
General and administrative	2,195	1,968	6,518	7,124
Depreciation and amortization	38	30	102	94
Total operating expenses	3,486	2,718	10,001	8,873

Loss from operations	(2,150)	(2,180)	(6,714)	(7,430)

Other income	15	20	90	41
Interest expense	(3,215)	(1,209)	(4,139)	(2,321)
Loss on disposal of intangible assets	-	(88)	-	(88)
Loss on exchange of warrants	-	-	-	(4,410)
Change in fair value of derivative liability	(3,484)	(5,027)	(6,328)	(5,027)
Change in fair value of warrant liability	1,423	1,007	673	10,915
Loss from operations before provision for income taxes	(7,411)	(7,477)	(16,418)	(8,320)
Provision for income taxes	2	3	7	7
Net loss	$(7,413)	$(7,480)	$(16,425)	$(8,327)

Basic and diluted net loss from operations per share:	$(0.13)	$(0.16)	$(0.30)	$(0.23)

Basic and diluted weighted number of shares outstanding	55,044	47,638	55,020	36,181

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2016	2015
Operating activities:
Net loss	$(16,425)	$(8,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	102	94
Loss on disposal of intangible assets	-	88
Amortization of debt discount and issuance costs included in interest expense	3,673	2,166
Warrants issued for services	-	112
Provision for doubtful accounts	46	65
Deferred rent	(52)	(58)
Share-based compensation expense	523	1,223
Common stock issued for consulting services	-	172
Fair value adjustment on warrant liability	(673)	(10,915)
Loss on exchange of warrants	-	4,410
Fair value adjustment on derivative liability	6,328	5,027
Changes in current assets and liabilities:
Receivables	(345)	71
Prepaids and other current assets	270	136
Deferred revenue	1,548	1,200
Accounts payable and other accrued liabilities	554	664
Net cash used by operating activities	$(4,451)	$(3,872)

Investing activities:
Purchases of property and equipment	$(102)	$(18)
Deposits and other assets	16	(87)
Net cash used by investing activities	$(86)	$(105)

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$463
Proceeds from the issuance of convertible debt, related party	-	5,910
Payments on convertible debenture	-	(2,681)
Proceeds from the issuance of senior promissory note, related party	5,505	-
Proceeds from advance from related party	225	-
Payment on advance from related party	(225)	-
Transactions costs	-	(185)
Capital lease obligations	(41)	(13)
Net cash provided by financing activities	$5,464	$3,494

Net increase (decrease) in cash and cash equivalents	$927	$(483)
Cash and cash equivalents at beginning of period	916	708
Cash and cash equivalents at end of period	$1,843	$225

Supplemental disclosure of cash paid
Interest	$-	$190
Income taxes	$46	$40
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$45	$-
Property and equipment acquired through capital leases and other financing	$34	$7

See accompanying notes to the financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2015, from which the balance sheets as of December 31, 2015, have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At September 30, 2016, cash and cash equivalents was $1.8 million and we had a working capital deficit of approximately $20.8 million. In August 2016, we entered into subscription agreements with three accredited investors, including Shamus, LLC (“Shamus”), a company owned by David E. Smith, a member of our board of directors, pursuant to which we received $2.8 million and issued five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share. We have incurred significant operating losses and negative cash flows from operations since our inception. During the nine months ended September 30, 2016, our cash used in operating activities was $4.5 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of September 30, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses into December 2016; however, delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital; however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts and the success of management’s plans to increase revenue and continue to control expenses. We currently operate in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated increasing fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

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

Cost of Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Salaries and fees charged by our third party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-services basis. We determine that a member has received services when we receive a claim or, in the absence of a claim, by utilizing member data recorded in the OnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2016, cash and cash equivalents exceeding federally insured limits totaled $1.7 million.

For the nine months ended September 30, 2016, two customers accounted for approximately 80% of revenues and three customers accounted for approximately 94% of accounts receivable.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 7,072,926 and 3,443,612 shares for the nine months ended September 30, 2016 and 2015, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2010 Stock Incentive Plan as amended (the “Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified stock options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2016, we had 1,464,091 vested and unvested stock options outstanding and 303,672 shares available for future awards under the Plan.

Share-based compensation expense attributable to operations were $174,000 and $523,000 for the three and nine months ended September 30, 2016, respectively, compared with $186,000 and $1.2 million for the same periods in 2015, respectively.

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

Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2016 was $174,000 and $523,000, respectively, compared with $186,000 and $1.2 million, for the same periods in 2015, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to directors and employees during the three and nine months ended September 30, 2016, respectively, and 0 and 1,050,000 options granted to directors and 0 and 250,000 options granted to employees during the same period of 2015 under the Plan, respectively. Employee and director stock option activity for the three and nine months ended September 30, 2016 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2015	1,471,000	$6.49

Granted	-	$-
Cancelled	(7,000)	$10.38

Balance March 31, 2016	1,464,000	$6.49

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2016	1,464,000	$6.49

Granted	-	$-
Cancelled	-	$-

Balance September 30, 2016	1,464,000	$6.49

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2016 and 2015 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2016, there was $492,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.24 years.

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

There were no options issued to non-employees for the three and nine months ended September 30, 2016 and 2015. There was no share-based compensation expense relating to stock options and warrants recognized for non-employees for the three and nine months ended September 30, 2016, respectively, and $0 and $3,000 for the three and nine months ended September 30, 2015, respectively.

There was no non-employee stock option activity for the three and nine months ended September 30, 2016.

Common Stock

There were 45,697 shares of common stock issued in connection with a cashless warrant exercise for the three and nine months ended September 30, 2016, respectively.

There were no shares of common stock issued for investor relations or consulting services during the three and nine months ended September 30, 2016 respectively, compared to 0 and 76,000 shares issued for the same periods in 2015, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of September 30, 2016.  As such, we have not recorded a provision for income tax for the period ended September 30, 2016.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2016 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value:

	Balance at September 30, 2016

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	4,441	4,441
Derivative Liability			8,676	8,676
Total liabilities	-	-	13,117	13,117

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2016, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled. The warrants and derivative liabilities are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2016:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348
Issuance of warrants	216	Issuance of warrants	-
Change in fair value	228	Change in fair value	1,337
Balance as of March 31, 2016	$953	Balance as of March 31, 2016	$3,685
Issuance (exercise) of warrants, net	444	Issuance (exercise) of warrants, net	-
Change in fair value	522	Change in fair value	1,507
Balance as of June 30, 2016	$1,919	Balance as of June 30, 2016	$5,192
Issuance (exercise) of warrants, net	3,982	Issuance (exercise) of warrants, net	-
Exercise of warrants	(37)	Expiration of warrants	-
Change in fair value	(1,423)	Change in fair value	3,484
Balance as of September 30, 2016	$4,441	Balance as of September 30, 2016	$8,676

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

Warrant Liabilities

In March 2016, we entered into a promissory note with Acuitas Group Holdings, LLC (“Acuitas”), pursuant to which we received aggregate gross proceeds of $900,000 for the issuance of the note with a principal amount of $900,000 (the “March 2016 Promissory Note”). The March 2016 Promissory Note is due within 30 days of demand by Acuitas (the “Maturity Date”), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate of 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants was subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the principal amount by $400,000, for a total of $1.3 million (the “April Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants was subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the principal amount by $405,000, for a total of $1.7 million (the “May Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the principal amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “June 2016 Warrants”).

In July 2016, we amended and restated the June 2016 Promissory Note to increase the principal amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”)

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

The August 2016 Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the August 2016 Warrants will be adjusted, in the event we issue shares of our common stock for consideration per share less than the then exercise price of the August 2016 Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the August 2016 Warrants, (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for a short-term senior promissory note, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 2,028,029 shares of our common stock at an exercise price of $0.33 per share for warrants to purchase an aggregate of 2,993,561 shares of common stock at an exercise price of $1.10 per share, in the form substantially identical to the form of the August 2016 Warrants.

The warrant liability as of September 30, 2016 was calculated using the Black-Scholes model based upon the following assumptions:

	September 30, 2016
Expected volatility		133.19%
Risk-free interest rate	0.29	-	1.14%
Weighted average expected lives in years	0.24	-	4.87
Expected dividend		0%

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, and July 2015 and August 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and nine months ended September 30, 2016 and 2015, we recognized a gain of $1.4 million and $673,000, respectively, compared with a gain of $1.0 million and $10.9 million for the same periods in 2015, respectively, related to the revaluation of our warrant liabilities.

Derivative Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture is $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  In October 2015, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $0.30 per share. The July 2015 Convertible Debenture is unsecured, bears interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and is subject to mandatory prepayment upon the consummation of certain future financings. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

September 30, 2016
Expected volatility	133.19%
Risk-free interest rate	0.36%
Weighted average expected lives in years	0.30
Expected dividend	0%

The expected volatility assumption for the nine months ended September 30, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in the SEC SAB 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three and nine months ended September 30, 2016, we recognized a loss of $3.5 million and $6.3 million, respectively, compared with a $5.0 million loss for the same periods in 2015, related to the revaluation of our derivative liability.

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

Note 3. Related Party Disclosure

In March 2016, we entered into the March 2016 Promissory Note and issued the March 2016 Warrants to Acuitas. In April 2016, we entered into the April 2016 Promissory Note and issued the April 2016 Warrants to Acuitas. In May 2016, we entered into the May 2016 Promissory Note and issued the May 2016 Warrants to Acuitas. In June 2016, we entered into the June 2016 Promissory Note and issued the June 2016 Warrants to Acuitas. In July 2016, we entered into the July 2016 Promissory Note and issued the July 2016 Warrants to Acuitas. Acuitas exchanged all of these promissory notes and warrants for a $2.8 million Senior Promissory Note and warrants to purchase an aggregate of 2,993,561 shares of common stock at $1.10 per share. In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of $177,000 as of September 30, 2016. We also have $1 million in deferred salary owed to Mr. Peizer as of September 30, 2016.

Note 4. Short-term Debt

In March 2016, we entered into a promissory note with Acuitas Group Holdings, LLC (“Acuitas”), pursuant to which we received aggregate gross proceeds of $900,000 for the issuance of the note with a principal amount of $900,000 (the “March 2016 Promissory Note”). The March 2016 Promissory Note is due within 30 days of demand by Acuitas (the “Maturity Date”), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate of 450,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”). The number of warrants were subsequently increased to 640,909 and the exercise price of the March 2016 Warrants was subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the principal amount by $400,000, for a total of $1.3 million (the “April Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 200,000 shares of our common stock, at an exercise price of $0.47 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “April 2016 Warrants”). The number of warrants were subsequently increased to 284,848 and the exercise price of the April 2016 Warrants was subsequently reduced to $0.33 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the principal amount by $405,000, for a total of $1.7 million (the “May Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 306,818 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the principal amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 363,636 shares of our common stock, at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “June 2016 Warrants”).

In July 2016, we amended and restated the June 2016 Promissory Note to increase the principal amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”)

In August 2016, we entered into subscription agreements (each, the Subscription Agreement”) with three accredited investors, including Shamus, (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

The August 2016 Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the August 2016 Warrants will be adjusted, in the event we issue shares of our common stock for consideration per share less than the then exercise price of the August 2016 Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the August 2016 Warrants, (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for a short-term senior promissory note in the aggregate principal amount of $2.8 million including accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate 2,028,029 shares of our common stock at an exercise price of $0.33 per share for warrants to purchase an aggregate 2,993,561 shares of common stock at an exercise price of $1.10 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2015.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2015 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

OVERVIEW

General

We provide data analytics based specialized behavioral health management and integrated treatment services to health plans through our OnTrak solution. Our OnTrak solution is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders. Starting in the second quarter of 2015, we have expanded our solution to include depression and anxiety disorders. We currently operate in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.

Recent Developments

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

The August 2016 Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the August 2016 Warrants will be adjusted, in the event we issue shares of our common stock for consideration per share less than the then exercise price of the August 2016 Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the August 2016 Warrants, (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for short-term senior promissory notes, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 2,028,029 shares of our common stock at an exercise price of $0.33 per share for warrants to purchase an aggregate of 2,993,561 shares of common stock at an exercise price of $1.10 per share, in the form substantially identical to the form of the August 2016 Warrants.

Operations

We currently operate in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations. We have generated increasing fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Healthcare services revenues	$1,336	$538	$3,287	$1,443

Operating expenses
Cost of healthcare services	1,253	720	3,381	1,655
General and administrative	2,195	1,968	6,518	7,124
Depreciation and amortization	38	30	102	94
Total operating expenses	3,486	2,718	10,001	8,873

Loss from operations	(2,150)	(2,180)	(6,714)	(7,430)

Other Income	15	20	90	41
Interest expense	(3,215)	(1,209)	(4,139)	(2,321)
Loss on disposal of intangible assets	-	(88)	-	(88)
Loss on exchange of warrants	-	-	-	(4,410)
Change in fair value of derivative liability	(3,484)	(5,027)	(6,328)	(5,027)
Change in fair value of warrant liability	1,423	1,007	673	10,915
Loss from operations before provision for income taxes	(7,411)	(7,477)	(16,418)	(8,320)
Provision for income taxes	2	3	7	7
Net loss	$(7,413)	$(7,480)	$(16,425)	$(8,327)

Basic and diluted net loss from operations per share:	$(0.13)	$(0.16)	$(0.30)	$(0.23)

Basic and diluted weighted number of shares outstanding	55,044	47,638	55,020	36,181

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three and nine months ended September 30, 2016 was $7.4 million and $16.4 million, compared with a net loss of $7.5 million and $8.3 million for the same periods in 2015, respectively. The difference primarily relates to the change in fair value of warrant liability, the change in fair value of derivative liability, the loss on exchange of warrants, and an increase in interest expense for the three and nine months ended September 30, 2016, compared to the same periods in 2015.

Revenues

During the nine months ended September 30, 2016, we have launched OnTrak in new populations, which has resulted in a significant increase in the number of patients enrolled in our programs compared with the same period in 2015. For the nine months ended September 30, 2016, enrollment increased by more than 59% over the same period in 2015. Recognized revenue increased by $798,000 and $1.8 million, or 148% and 128%, for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively. We reserve a portion, and in some cases all, of the revenue related to these contracts as the revenue is subject to performance guarantees, or in the instance of case rates received upon enrollment and other fees in advance, recognized ratably over the period of enrollment. Deferred revenue increased by $1.5 million from December 31, 2015, and was $3.2 million as of September 30, 2016.

Cost of Healthcare Services

Cost of healthcare services consist primarily of salaries related to our care coaches, healthcare provider claims, payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $533,000 and $1.7 million for the three and nine months ended September 30, 2016, compared with the same periods in 2015, respectively, relates primarily to the increase in the number of members being treated, the addition of care coaches and community care coordinators to our staff to manage the increasing number of enrolled members, and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak.

General and Administrative Expenses

Total general and administrative expense increased by $227,000 for the three months ended September 30, 2016 and decreased by $606,000 for the nine months ended September 30, 2016, compared with the same periods in 2015, respectively. The decrease for the nine months ended September 30, 2016 was primarily due to a decrease in share-based compensation expense related to stock options issued to our board of directors during 2015, investor relations services and legal services.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three and nine months ended September 30, 2016 and 2015, respectively.

Interest Expense

Interest expense increased by $2.0 million and $1.8 million, respectively, for the three and nine months ended September 30, 2016 compared with the same periods in 2015, respectively. The increase relates to the issuance of warrants as part of the August 2016 financing during the nine months ended September 30, 2016.

Loss on Exchange of Warrant

The loss of $4.4 million on the exchange of warrants related to the exchange of 21,277,220 warrants for 21,277,220 shares of common stock in May 2015 for the nine months ended September 30, 2015.

Change in fair value of derivative liability

The change in fair value of derivative liabilities decreased by $1.5 million for the three months ended September 30, 2016 and increased by $1.3 million for the nine months ended September 30, 2016 compared with the same period in 2015. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture.

We will continue to mark-to-market the derivative liability to market value each quarter-end until they are completely settled.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015 and August 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The increase in the change in fair value for the warrants was $416,000 for the three months ended September 30, 2016 and 2015, and a decrease of $10.2 million for the nine months ended September 30, 2016 compared with the same period in 2015.

We will continue to mark-to-market the warrants to market value each quarter-end until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Going Concern

As of November 11, 2016, we had a balance of approximately $950,000 cash on hand. We had a working capital deficit of approximately $20.8 million as of September 30, 2016. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month. We expect our current cash resources to cover expenses into December 2016; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital; however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts and the success of management’s plans to increase revenue and continue to control expenses. We currently operate in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage and managed Medicaid populations.  We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2016. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however; there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $4.5 million of cash for operating activities during the nine months ended September 30, 2016 compared with $3.9 million in the same period in 2015, respectively. The increase in cash used in operating activities reflects the increase in the number of members being treated, the addition of care coaches and community care coordinators to our staff to manage the increasing number of enrolled members, and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2016 included share-based compensation expense of $523,000, amortization of debt discount and issuance costs of $3.7 million, and fair value adjustment on derivative liability of $6.3 million, offset by a fair value adjustment on warrant liability of $673,000.

Capital expenditures for the nine months ended September 30, 2016 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solution, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $5.5 million for the nine months ended September 30, 2016, compared with net cash provided by financing activities of $3.5 million for the nine months ended September 30, 2015. Cash provided by financing activities for the nine months ended September 30, 2016 consisted of the net proceeds from the promissory notes provided by Acuitas in March, April, May, June and July 2016, and the proceeds from the senior promissory notes provided by investors in August 2016 leaving a balance of $52,000 in cash and cash equivalents at September 30, 2016.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month. We also anticipate cash inflow to increase during 2016 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations into December 2016; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital; however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, the estimation of the fair value of derivative liabilities, and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants to purchase common stock in December 2011, February 2012, April 2015, July 2015 and August 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and nine months ended September 30, 2016, we recognized a gain of $1.4 million and $673,000, respectively, compared with a gain of $1.0 million and $10.9 million for the same periods in 2015, respectively, related to the revaluation of our warrant liabilities.

We will continue to mark the warrants to market value each reporting period, using the Black-Scholes pricing model until they are completely settled or expire.

Derivative Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture was $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  In October 2015, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $0.30 per share. The July 2015 Convertible Debenture is unsecured, bears interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and is subject to mandatory prepayment upon the consummation of certain future financings. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

Sept 30, 2016
Expected volatility	133.19%
Risk-free interest rate	0.36%
Weighted average expected lives in years	0.30
Expected dividend	0%

The expected volatility assumption for the nine months ended September 30, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2015 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the three and nine months ended September 30, 2016, we recognized a loss of $3.5 million and $6.3 million, respectively, compared with a $5.0 million loss for the same periods in 2015, related to the revaluation of our derivative liability.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the nine months ended September 30, 2016 and 2015, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2016 and 2015.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2016. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, we amended and restated the June 2016 Promissory Note to increase the amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock at an exercise price of $0.33 per share, which warrants include, subject to certain exception, full-ratchet anti-dilution protection (the “July 2016 Warrants”).

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for short-term senior promissory notes, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 2,028,029 shares of our common stock at an exercise price of $0.33 per share for warrants to purchase an aggregate of 2,993,561 shares of common stock at an exercise price of $1.10 per share, in the form substantially identical to the form of the August 2016 Warrants.

The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit 4.1	Form of the Fifth Amended and Restated Promissory Note, dated July 5, 2016 (incorporated by reference to Exhibit 4.7 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).
Exhibit 4.2	Form of Common Stock Purchase Warrant, dated July 5, 2016 (incorporated by reference to Exhibit 4.8 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).

Exhibit 4.3	Form of the Sixth Amended and Restated Promissory Note, dated July 21, 2016 (incorporated by reference to Exhibit 4.9 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).
Exhibit 4.4	Form of Common Stock Purchase Warrant, dated July 21, 2016 (incorporated by reference to Exhibit 4.10 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).
Exhibit 4.4	Form of Senior Promissory Note, dated August 15, 2016 (incorporated by reference to Exhibit 4.13 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).
Exhibit 4.5	Form of Common Stock Purchase Warrant, dated August 15, 2016 (incorporated by reference to Exhibit 4.14 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016).
Exhibit 4.6*	Form of Exchange Agreement, dated August 15, 2016, by and between Catasys, Inc. and Acuitas Group Holdings, LLC.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: November 14, 2016	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2016	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)