Form 10-K
period 2016-12-31
CATASYS, INC.
filed 2017-02-28
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $3,986,460 based on the $0.65 closing bid price of the common stock on the OTCQB on that date.

As of February 24, 2017, there were 55,288,458 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2016

In this Annual Report on Form 10-K, except as otherwise stated or the context otherwise requires, the terms “the Company,” “we,” “us” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1A. “Risk Factors” and Item 7.“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

ITEM 1.      BUSINESS

Overview

We provide data analytics based specialized behavioral health management and integrated treatment services to health plans through our OnTrak solution. Our OnTrak solution is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders, but we have expanded our solution to assist members with anxiety and depression. We currently operate our OnTrak solutions in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.

We have not been profitable since being incorporated in 2003 and may continue to incur operating losses for at least the next twelve months. As of December 31, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern.

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

Substance Dependence

Scientific research indicates that not only can drugs interfere with normal brain functioning, but they can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point, changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing, and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment may be necessary to end this physiologically-based compulsive behavior.

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2015, an estimated 20.8 million adults in the United States (U.S.) met the criteria for substance dependence, according to the National Survey of Drug Use and Health.

We believe the best results in treating substance dependence can be achieved in programs such as our OnTrak solution that integrate psychosocial and medical treatment modalities and provide longer term support on an out-patient basis.

Anxiety Disorders

According to the National Institute of Mental Health, anxiety disorders are the most common mental illness in the U.S., affecting an estimated 18% of adults, or approximately 43 million people age 18 years or older. People with anxiety disorders are:

●	Three to five times more likely to go to the doctor; and
●	Six times more likely to be hospitalized for psychiatric disorders.

Mood Disorders

In 2013, an estimated 15.7 million U.S. adults aged 18 or older, or approximately 6.7% of all U.S. adults, had at least one major depressive episode in the past year, according to the National Institute of Mental Health. Patients with substance dependence and mood disorders were ranked four out of the top 10 reasons leading to readmission rates for Medicaid patients.

Our Market

The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. The reality is that individuals with behavioral health conditions:

●	are prevalent in any organization;

●	cost health plans and employers a disproportionate amount of money;

●	have higher rates of absenteeism and lower rates of productivity; and

●	have co-morbid medical conditions which incur increased costs for the treatment of these conditions compared to a non-substance dependent population.

When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims.  The reality is that individuals with behavioral health conditions generally have overall poorer health and lower compliance, which leads to more expensive treatment for related, and even seemingly unrelated, co-occurring medical conditions. In fact, for the members we seek to engage our solutions, costs associated with behavioral health treatment are a small portion of their overall healthcare claims.

According to the U.S. Census Bureau in 2014, there were over 283 million lives in the U.S. covered by various private managed care programs, including Preferred Provider Organizations (PPOs), Health Maintenance Organizations (HMOs), self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $30,000, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

Our Customers

Our customers provide health insurance to individuals or groups (Contracted Membership). We contract with our customers to provide our OnTrak solution to the customers’ Contracted Membership generally in specific lines of business (e.g., commercial, Medicare, Medicaid, etc.) and/or specific states or other geographical areas and for specific indications, such as substance use disorders and, more recently, anxiety and depression. We refer to the Contracted Membership to whom we are providing the OnTrak solution as Covered Lives. Generally, we receive data relating to the Covered Lives on a regular basis from our customers. We use that data to identify members who meet our contractual eligibility requirements (Eligible Members) and we attempt to engage and enroll those members in our OnTrak solution. Our Eligible Members can fluctuate significantly from month to month due to fluctuations in our customers’ Contracted Membership and changes in eligibility due to changes in claims or eligibility data provided to us by our customers. Based on our analysis of the data provided to us by our customers, approximately 0.045% of the adult Contracted Membership in a commercial line of business is anticipated to be eligible for our OnTrak solution. Based on our analysis, Medicare and Medicaid lines of business average approximately 2.5 times the number of Eligible Members for our OnTrak solution as the same number of Covered Lives in a commercial line of business. Further, our preliminary data analysis shows that adding anxiety and depression indications to our Covered Lives is anticipated to increase our pool of Eligible Members substantially. Based on the latest data provided by one of our customers that has contracted for us to provide OnTrak for anxiety, adding the anxiety and depression indications are anticipated to increase the number of Eligible Members by approximately four times over substance use disorders alone. There are fluctuations in the number of Eligible Members across customers and geographies. Our analysis to date is based on limited data, and in some cases like anxiety and depression, very limited data. There can be no assurance that the data we have analyzed to date will be predictive of the future or that the portion of Covered Lives that are eligible for our programs will not change in the future. In addition, the percentage of Eligible Members in any lines of Covered Lives may fluctuate substantially from period to period.

Our Solution: OnTrak

OnTrak™

Our OnTrak solution combines evidence-based medical and psychosocial treatments with elements of population health management and ongoing member support to help health plans treat members with substance dependence, anxiety and depression and to improve member health and lower the overall health plan costs of these members. We believe the benefits of our OnTrak solution include improved clinical outcomes and decreased costs for the payor, and improved quality of life and productivity for the member.

Although the healthcare services industry is competitive, we believe OnTrak is the only solution of its kind. The OnTrak solution was developed by behavioral health experts with years of clinical experience. This experience has helped to form key areas of expertise that we believe sets our solution apart from other solutions, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

Our OnTrak solution includes the following components: identification of impactable members, member engagement, enrollment/referral, provider network, outpatient medical treatment, outpatient psychosocial treatment, care coaching, monitoring and reporting, and our proprietary web-based clinical information platform (eOnTrak).

We assist health plans to identify those members who incur significant costs and may be appropriate for enrollment into OnTrak. We then engage and enroll targeted members into our program through direct mailings and telephonic outreach, and referral through health plan sources. After enrollment, our contracted network of providers provide treatments utilizing integrated medical and psychosocial treatment modalities, including our proprietary OnTrak therapy modules for anxiety, depression and substance use disorders to help members develop improved coping skills and a recovery support network. Throughout the treatment process, our care coaches work directly with members to keep them engaged in treatment by proactively supporting members to enhance motivation, minimize lapses and enable lifestyle modifications consistent with the recovery goals. Periodically, we will provide outcomes reporting on clinical and financial metrics to our customers to demonstrate the extent of the program’s value.

Clinical and financial outcomes from the OnTrak solution have been promising with OnTrak enrolled members achieving an average gross cost reduction of more than 50% for the year after enrollment compared to the 12 months prior to enrollment. In addition, to date, approximately 80% of members who have remained eligible have been retained in the program.

OnTrak

Our proprietary OnTrak solution is designed to improve treatment outcomes and lower the utilization of medical and behavioral health plan services by high utilization and high risk enrollees. Our OnTrak solution includes medical and psychosocial interventions; a proprietary web based clinical information platform and database, psychosocial programs and integrated care coaching services.

Another important aspect of the Catasys solution is that the solution is flexible and can be altered in a modular way to enable us to partner with payors to meet their needs. As a service delivery model, the OnTrak solution can be modified to cover particular populations and provide for varying levels of service. In this way, OnTrak can work with payors to identify, engage and treat a broader spectrum of patients in a way that is consistent with payors’ business needs.

Our value proposition to our customers includes that the OnTrak solution is designed for the following benefits:

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

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans and other organizations treat and manage health plan members whose behavioral health conditions are exacerbating co-existing medical conditions resulting in increased in-patient medical costs. Our initial focus was members with substance use disorder, and we have expanded our solution into anxiety disorders and depression.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak solution with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our OnTrak solution to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak solution to demonstrate cost reductions and utilization of this outcomes data to facilitate broader adoption.

As an early entrant into offering integrated medical and behavioral programs for substance dependence, we believe we will be well positioned to address increasing market demand. We believe our OnTrak solution will help fill the gap that exists today: a lack of programs that focus on smaller populations with disproportionately higher costs driven by behavioral health conditions that improve patient care while controlling overall treatment costs.

Our Operations

Healthcare Services

Our OnTrak solution combines innovative medical and psychosocial treatments with elements of traditional disease management, case management, and ongoing member support to help organizations treat and manage populations struggling with substance dependence, depression, and anxiety to improve their health and thereby decrease their overall health care costs.

As of February 24, 2017, we have contracts with six health plans, two of which have merged and are in the process of integrating operations. We are enrolling patients under five of these contracts.

We are currently marketing our OnTrak solution to managed care health plans on a case rate, monthly fee, or fee for service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our program.

Competition

Healthcare Services

Our OnTrak solution to date has focused primarily on substance dependence, anxiety and depression, and is marketed to health plans and other insurance payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as Hummingbird, One Health Solutions, and Health Integrated that offer coaching, social media, and in the case of Health Integrated, more comprehensive products to address the costs of members with substance dependence and other behavioral health conditions. One Health Solutions, a behavioral change technology and social networking site for people in recovery, has conducted a pilot with a national health plan that purported to show a reduction in in-patient readmissions for substance dependence treatment and has reported a pilot with a large managed behavioral health organization that has exceeded expectations on duration and frequency of participant engagement. There are several companies that seek to utilize digital approaches to treat behavioral health conditions or use data analytics and digital technologies to identify health plan members with behavior health conditions and try to match them to treatment providers. Some of these companies also utilize care coaches or on-line therapists to enhance their digital models. A small number of these have secured reimbursement for their products or services from health plans. We believe these providers are serving a different segment of the market and do not provide an end-to-end integrated solution with financial outcomes. We believe our product is the most comprehensive one to focus exclusively on engaging and treating high cost members whose anxiety, depression, or substance use disorders are exacerbating co-existing medical conditions through our network of providers using specially designed treatment regimens.

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

We believe that our ability to offer customers an outcomes based comprehensive and integrated solution, including the utilization of innovative medical and psychosocial treatments and engagement methodologies, and our network of treatment providers, will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

Once we contract with a third-party payor, we implement our program in conjunction with the third party payor and then commence outreach to eligible members to enroll them in our OnTrak solution. In this enrollment process, we compete against numerous other providers of behavioral health treatment programs, facilities and providers for those members that elect to receive treatment for their behavioral health conditions (see Treatment Programs below). We believe we provide members with a lower cost and more comprehensive solutions, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers, the cost of such treatment may be paid in whole or in part by our health plan customer.

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

Financial Information about Segments

We manage and report our operations through one business segment: Healthcare Services. This segment includes the OnTrak solution marketed to health plans and other third party payors.

Employees

As of February 24, 2017, we employed 88 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

ITEM 1A. RISK FACTORS

You should carefully consider and evaluate all of the information in this report, including the risk factors listed below. Risks and uncertainties in addition to those we describe below, that may not be presently known to us, or that we currently believe are immaterial, may also harm our business and operating results and financial condition, as well as adversely affect the value of an investment in our Company. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report on Form 10-K.

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing, causing our independent registered public accounting firm to express substantial doubt about our ability to continue as a going concern.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. As of December 31, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern. At December 31, 2016, cash and cash equivalents was approximately $851,000 and accumulated deficit was approximately $280 million. During the twelve months ended December 31, 2016, our cash and cash equivalents used by operating activities was $5.7 million. Although we have taken actions to increase our revenue and we are seeking to obtain additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset our operating losses by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. As of February 24, 2017, we estimate that our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital requirements through March 31, 2017. Actual cash fees collected and expenses incurred may significantly impact this estimate. We will require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not utilizing different outcomes measures. In addition, even if our customers determine our programs are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient or that our solutions do not have a high enough return on investment. Our success is dependent on our ability to enroll third-party payor members in our OnTrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

Our OnTrak solution may not become widely accepted, which could limit our growth.

Our ability to achieve further marketplace acceptance for our OnTrak solution may be dependent on our ability to contract with a sufficient number of third party payors and to demonstrate financial and clinical outcomes from those agreements. If we are unable to secure sufficient contracts to achieve recognition or acceptance of our OnTrak solution or if our program does not demonstrate the expected level of clinical improvement and cost savings, it is unlikely that we will be able to achieve widespread market acceptance.

Disappointing results for our Solutions or failure to attain our publicly disclosed milestones could adversely affect market acceptance and have a material adverse effect on our stock price.

Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or commercial OnTrak solutions could have a material adverse effect on the commercial acceptance of our solutions, our stock price and on our results of operations. In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price. In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market. While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties. Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

Our industry is highly competitive, and we may not be able to compete successfully.

The healthcare business in general, and the behavioral health treatment business in particular, are highly competitive. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including Managed Behavioral Healthcare Organizations (MBHOs), other specialty healthcare and managed care companies, and healthcare technology companies that are offering treatment and support of behavioral health on-line and on mobile devices.  Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We believe that our ability to offer customers a comprehensive and integrated behavioral health solution, including the utilization of our analytical models and innovative member engagement methodologies, will enable us to compete effectively. However, there can be no assurance that we will not encounter more effective competition in the future, that we will have financial resources to continue to improve our offerings or that we will be successful improving them, which would limit our ability to maintain or increase our business.

Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating behavioral health conditions. Accordingly, we may be adversely affected by any new processes and products developed by our competitors.

We depend on key personnel, the loss of which could impact the ability to manage our business.

       We are highly dependent on our senior management and key operating and technical personnel. The loss of the services of any member of our senior management and key operating and technical personnel could have a material adverse effect on our business, operating results and financial condition. We also rely on consultants and advisors to assist us in formulating our strategy. All of our consultants and advisors are either self-employed or employed by other organizations, and they may have conflicts of interest or other commitments, such as consulting or advisory contracts with other organizations, that may affect their ability to contribute to us.

       We will need to hire additional employees in order to achieve our objectives. There is currently intense competition for skilled executives and employees with relevant expertise, and this competition is likely to continue. The inability to attract and retain sufficient personnel could adversely affect our business, operating results and financial condition.

We may be subject to future litigation, which could result in substantial liabilities that may exceed our insurance coverage.

All significant medical treatments and procedures, including treatment utilizing our programs, involve the risk of serious injury or death. While we have not been the subject of any such claims, our business entails an inherent risk of claims for personal injuries and substantial damage awards. We cannot control whether individual physicians and therapists will apply the appropriate standard of care in determining how to treat their patients. While our agreements typically require physicians to indemnify us for their negligence, there can be no assurance they will be willing and financially able to do so if claims are made. In addition, our license agreements require us to indemnify physicians, hospitals or their affiliates for losses resulting from our negligence.

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

If third-party payors fail to provide coverage and adequate payment rates for our solutions, our revenue and prospects for profitability will be harmed.

Our future revenue growth will depend in part upon our ability to contract with health plans and other insurance payors for our OnTrak solutions. To date, we have not received a significant amount of revenue from our OnTrak solutions from health plans and other insurance payors, and acceptance of our OnTrak solutions is critical to the future prospects of our business. In addition, insurance payors are increasingly attempting to contain healthcare costs, and may not cover or provide adequate payment for our programs. Adequate insurance reimbursement might not be available to enable us to realize an appropriate return on investment in research and product development, and the lack of such reimbursement could have a material adverse effect on our operations and could adversely affect our revenues and earnings.

We may not be able to achieve promised savings for our OnTrak contracts, which could result in pricing levels insufficient to cover our costs or ensure profitability.

We anticipate that many of our OnTrak contracts will be based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings. If we are unable to meet or exceed promised savings, achieve agreed upon operational metrics, or favorably resolve contract billing and interpretation issues with our customers, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services. This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our solution. Therefore, failure to anticipate or control costs could have a materially adverse effect on our business.

Our ability to utilize net operating loss carryforwards may be limited.

As of December 31, 2016, we had net operating loss carryforwards (NOLs) of approximately $222 million for federal income tax purposes that will begin to expire in 2024. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Risks related to our industry

Recent changes in insurance and health care laws have created uncertainty in the health care industry.

       The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. The 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, is likely to prompt renewed legislative efforts to significantly modify or repeal the Health Care Reform Law, is likely to impact how the executive branch implements the law, and may impact how the federal government responds to lawsuits challenging the Health Care Reform Law. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

Our policies and procedures may not fully comply with complex and increasing regulation by state and federal authorities, which could negatively impact our business operations.

The healthcare industry is highly regulated and continues to undergo significant changes as third-party payors, such as Medicare and Medicaid, traditional indemnity insurers, managed care organizations and other private payors, increase efforts to control cost, utilization and delivery of healthcare services. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. Our failure or the failure of our treating physicians, to comply with applicable healthcare laws and regulations may result in the imposition of civil or criminal sanctions that we cannot afford, or require redesign or withdrawal of our programs from the market.

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

Many states, including California where our principal executive offices are located, have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians or other health care professionals (such as nurses or nurse practitioners), or engaging in certain business arrangements with physicians or other health care professionals, such as employment of physicians and other health care professionals or fee-splitting. The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice and fee-splitting rules vary considerably from state to state and are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine, fee-splitting, or payment for referrals by providing administrative and other services in connection with our treatment programs. As a result of such allegations, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

State and federal government agencies are devoting increased attention and resources to anti-fraud initiatives against healthcare providers and the entities and individuals with whom they do business, and such agencies may define fraud expansively to include our business practices, including the receipt of fees in connection with a healthcare business that is found to violate any of the complex regulations described above. While to our knowledge we have not been the subject of any anti-fraud investigations, if such a claim were made, defending our business practices could be time consuming and expensive and an adverse finding could result in substantial penalties or require us to restructure our operations, which we may not be able to do successfully.

Our use and disclosure of patient information is subject to privacy and security regulations, which may result in increased costs.

In providing administrative services to healthcare providers and operating our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, privacy and security of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of patient information (“Protected Health Information” or “PHI”), and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding PHI transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and also includes health plans that will contract for the use of our programs and our services. HIPAA and HITECH require covered entities to bind contractors that use or disclose protected health information (or “Business Associates”) to compliance with certain aspects of the HIPAA Privacy Rule and all of the HIPAA Security Rule. In addition to contractual liability, Business Associates are also directly subject to regulation by the federal government. Direct liability means that we are subject to audit, investigation and enforcement by federal authorities. HITECH imposes new breach notification obligations requiring us to report breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards. Business Associates must report such breaches so that their covered entity customers may in turn notify all affected patients, the federal government, and in some cases, local or national media outlets. We may be required to indemnify our covered entity customers for costs associated with breach notification and the mitigation of harm resulting from breaches that we cause. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions. Services provided under our OnTrak solution not only require us to comply with HIPAA and HITECH but also Title 42 Part 2 of the Code of Federal Regulations (“Part 2”). Part 2 is a federal, criminal law that severely restricts our ability to use and disclose drug and alcohol treatment information obtained from federally-supported treatment facilities. Our operations must be carefully structured to avoid liability under this law. Our OnTrak solution qualifies as a federally funded treatment facility which requires us to disclose information on members only in compliance with Title 42. In addition to the federal privacy regulations, there are a number of state laws governing the privacy and security of health and personal information. The penalties for violation of these laws vary widely and the area is rapidly evolving. We believe that we have taken the steps required of us to comply with health information privacy and security laws and regulations in all jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal privacy and security laws could result in civil and/or criminal penalties and could have a material adverse effect on our business, including significant reputational damage associated with a breach. If regulations change or it is determined that we are not in compliance with privacy regulations we may be required to modify aspects of our program which may adversely affect program results and our business or profitability. Under HITECH, we are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a new, four-tiered system of monetary penalties. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH.

Certain of our professional healthcare employees, such as nurses, must comply with individual licensing requirements.

All of our healthcare professionals who are subject to licensing requirements, such as our care coaches, are licensed in the state in which they provide professional services in person. While we believe our nurses provide coaching and not professional services, one or more states may require our healthcare professionals to obtain licensure if providing services telephonically across state lines to the state’s residents. Healthcare professionals who fail to comply with these licensure requirements could face fines or other penalties for practicing without a license, and we could be required to pay those fines on behalf of our healthcare professionals. If we are required to obtain licenses for our nurses in states where they provide telephonic coaching, it would significantly increase the cost of providing our product. In addition, new and evolving agency interpretations, federal or state legislation or regulations, or judicial decisions could lead to the implementation of out-of-state licensure requirements in additional states, and such changes would increase the cost of services and could have a material effect on our business.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, such as HIPAA, government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

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

Approximately 79% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

62,068,826 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 79% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

Our stock price may be subject to substantial volatility, and the value of our stockholders' investment may decline.

The price at which our common stock will trade may fluctuate as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of our OnTrak solution, announcements regarding new or discontinued OnTrak solution contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of February 24, 2017, approximately 48.9 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, the conversion of our 12% Original Issue Discount Convertible Debenture (the “Convertible Debenture”) or our 8% Senior Convertible Debenture (the “December 2016 Convertible Debenture”), upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of February 24, 2017, we have outstanding options to purchase approximately 1,462,960 shares of our common stock and warrants to purchase approximately 9,519,182 shares of our common stock at prices ranging from $0.30 to $3,200.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

In the future, we may need to raise additional funds through public or private financing, which might include sales of equity securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for, or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to holders of shares of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in our Company.

Provisions in our certificate of incorporation and Delaware law could discourage a change in control, or an acquisition of us by a third party, even if the acquisition would be favorable to you.

Our certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. For example, our certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

A number of our outstanding warrants contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock for a per share price less than the exercise price of our warrants, the exercise price, or in the case of some of our warrants the exercise price and number of shares of common stock, will be reduced. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than our existing warrants, then the anti-dilution provisions would be triggered, thus possibly causing substantial dilution to our then-existing shareholders if such warrants are exercised. Such anti-dilution provisions may also make it more difficult for us to obtain financing.

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market, which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of February 24, 2017, we had outstanding warrants to purchase an aggregate of 9,519,182 shares of common stock at exercise prices ranging from $0.30 to $3.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.      PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2016, is set forth below:

Location	Use	Approximate Area in Square Feet
11601 Wilshire Blvd., Suite 1100 Los Angeles, California 90025	Principal executive and administrative offices	9,120

Our principal executive and administrative offices are located in Los Angeles, California, and consists of leased office space totaling approximately 9,120 square feet, which will expire in April 2019. Our base rent is approximately $31,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at February 24, 2017, totaling approximately $800,000.

We believe that the current office space is adequate to meet our needs.

ITEM 3.      LEGAL PROCEEDINGS

None.

ITEM 4.      MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB under the symbol “CATS.” The last reported bid price for our common stock on the OTCQB on February 24, 2017 was $1.13 per share.

The table below sets forth the high and low bid prices for our common stock as reported on the OTCQB during the periods indicated. The quotations below as provided by OTC Markets Group, Inc., reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

	Bid Price
2016	High	Low
4th Quarter	$1.28	$0.79
3rd Quarter	1.55	0.60
2nd Quarter	0.88	0.33
1st Quarter	0.58	0.25

	Bid Price
2015	High	Low
4th Quarter	$0.79	$0.29
3rd Quarter	1.69	0.61
2nd Quarter	2.10	0.95
1st Quarter	2.45	1.72

Stockholders

As of February 24, 2017, there were approximately 69 stockholders of record of our 55,288,458 outstanding shares of common stock.

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

Information about our Equity Compensation Plans

 Information regarding our equity compensation plans is incorporated by reference to Item 10, “Directors, Executive Officers and Corporate Governance” of Part III of this Annual Report on Form 10-K.

Unregistered Sales of Securities

Nothing to Report.

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

OVERVIEW

General

We provide data analytics based specialized behavioral health management and integrated treatment services to health plans through our OnTrak solution. Our OnTrak solution is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders, but we have expanded our solution to assist members with anxiety and depression. We currently operate our OnTrak solutions in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral solution to help health plans and other organizations treat and manage health plan members who’s behavioral health conditions are exacerbating co-existing medical conditions resulting in increased in-patient medical costs. We initially focused on members with substance use disorders and we have expanded our solution into anxiety disorders and depression. We intend to grow our business through increased adoption by health plans and other payors of our OnTrak solutions.

Key elements of our business strategy include:

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak solution with key managed care and other third-party payors;

●	Educating third-party payors on the disproportionately high cost of their substance dependent population;

●	Providing our OnTrak solution to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak solution to demonstrate improved health and cost reductions, and utilize outcomes data to facilitate broader adoption.

As an early entrant into offering outcomes based, integrated engagement and treatment programs for anxiety, depression and substance use disorders, we believe we will be well positioned to address increasing market demand. We believe our OnTrak solution will help fill the gap that exists today: a lack of programs that focus on identifying, engaging and treating smaller populations with disproportionately high costs driven by behavioral health conditions to improve their health and reduce overall health care costs.

Reporting Segment

We manage and report our operations through one business segment: healthcare services. The healthcare services segment includes the OnTrak solutions marketed to health plans and other third party payors.

Summary financial information for our reportable segment is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years ended December 31, 2016 and 2015:

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2016	2015
Revenues
Healthcare services revenues	$7,075	$2,705

Operating expenses
Cost of healthcare services	4,670	2,433
General and administrative	8,838	9,049
Depreciation and amortization	141	122
Total operating expenses	13,649	11,604

Loss from operations	(6,574)	(8,899)

Interest and other income	106	64
Interest expense	(5,354)	(2,590)
Loss on impairment of intangible assets	-	(88)
Loss on exchange of warrants	-	(4,410)
Loss on debt extinguishment	(2,424)	(195)
Change in fair value of warrant liability	2,093	11,665
Change in fair value of derivative liability	(5,774)	(2,761)
Loss from operations before provision for income taxes	(17,927)	(7,214)
Provision for income taxes	9	9
Net loss	$(17,936)	$(7,223)

Basic and diluted net loss per share:	$(0.33)	$(0.18)

Basic weighted number of shares outstanding	55,074	40,372

Year ended December 31, 2016 compared with year ended December 31, 2015

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the twelve months ended December 31, 2016 was $17.9 million compared with $7.2 million for the twelve months ended December 31, 2015. The increase in loss from operations was primarily due to the decrease in the change in fair value of warrants of $9.6 million, the increase in the change in fair value of derivative liability of $3.0 million, an increase in interest expense of $2.8 million, the increase in the loss on debt extinguishment of $2.2 million, offset by the decrease in the loss from operations of $2.3 million, and a decrease in the loss on the exchange of warrants of $4.4 million.

Revenues

During the twelve months ended December 31, 2016, we have launched OnTrak in several new populations, which has resulted in a significant increase in the number of patients enrolled in our solutions compared with the same period in 2015. For the twelve months ended December 31, 2016, enrollment increased by more than 57% over the same period in 2015. Recognized revenue increased by $4.4 million, or 162%, for the year ended December 31, 2016, compared with the same period in 2015. We reserve a portion, and in some cases all, of the fees we receive related to enrolled members, as the fees are subject to performance guarantees or are received as case rates in advance at the time of enrollment. Fees deferred for performance guarantees are recognized when those guarantees are satisfied and fees received in advance are recognized ratably over the period of enrollment. Deferred revenue decreased by $158,000 since December 31, 2015.

Operating Expenses

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims. The increase of $2.2 million in cost of healthcare services for the year ended December 31, 2016 compared with the same period in 2015, relates primarily to the increase in members being treated, the addition of care coaches, outreach staff, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in Cost of Healthcare Services during training and ramp-up periods.

General and Administrative Expenses

Total general and administrative expense decreased by $211,000 for the year ended December 31, 2016, compared with the same period in 2015. The decrease was primarily due to decreases in share-based compensation expense related to stock options issued to our board of directors during the first quarter of 2015, investor relations, and costs for legal services.

Depreciation and Amortization

Depreciation and amortization was immaterial for the years ended December 31, 2016 and 2015.

Interest Expense

Interest expense for the year ended December 31, 2016 increased by $2.8 million compared with the same period in 2015. The expense is directly related to the multiple financings that were done during 2016 and 2015.

Loss on Exchange of Warrant

The loss of $4.4 million on the exchange of warrants related to the exchange of 21,277,220 warrants for 21,277,220 shares of common stock during 2015. There was no such warrant exchange during 2016.

Loss on Debt Extinguishment

The loss of $2.4 million on the debt extinguishment related to exchange of the August 2016 promissory notes for the December 2016 8% senior convertible debentures. There was no such debt extinguishment during 2015.

Change in Fair Value of Warrant Liabilities

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, and December 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the change in fair value of warrants of $9.6 million for the twelve months ended December 31, 2016 primarily related to the exchange of warrants during 2015.

We will continue to mark-to-market the warrants each quarter until they are completely settled or expire.

Change in fair value of derivative liability

The increase in the change in fair value of derivative liabilities was $3.0 million for the twelve months ended December 31, 2016 compared with the same period in 2015. The derivative liability was the result of the issuance of the July 2015 convertible debenture.

We will continue to mark-to-market the derivative liability each quarter until they are completely settled.

Liquidity and Capital Resources

Liquidity and Going Concern

As of February 24, 2017, we had a balance of approximately $585,000 cash on hand. We had working capital deficit of approximately $20.7 million as of December 31, 2016. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months. Our current cash burn rate is approximately $450,000 per month. We expect our current cash resources and contracted bridge loans to cover our operations through March 31, 2017; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is significant doubt as to whether we can continue to operate as a going concern and whether we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in eighteen states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2017. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Cash Flows

We used $5.7 million of cash from operating activities during the year ended December 31, 2016 compared with $5.2 million during the same period in 2015. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak. Significant non-cash adjustments to operating activities for the year ended December 31, 2016 included an amortization of debt discount and issuance costs of $4.7 million, a loss on debt extinguishment of $2.4 million, share-based compensation of $697,000, and a $5.8 million fair value adjustment on derivative liability, offset by a fair value adjustment on warrant liability of $2.1 million.

Capital expenditures for the year ended December 31, 2016 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $5.8 million for the year ended December 31, 2016, compared with net cash provided by financing activities of $5.5 million for the year ended December 31, 2015. Cash provided by financing activities for the year ended December 31, 2016 primarily consisted of the net proceeds from the issuance of the 8% senior convertible debenture.

As discussed above, we currently expend cash at a rate of approximately $450,000 per month. We also anticipate cash inflow to increase during 2017 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through March 31, 2017; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate. We are in need of additional capital; however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern, and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to our stockholders.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates, and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, the estimation of the fair value of warrant liabilities, and the estimation of the fair value of our derivative liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for the twelve months ended December 31, 2016 and 2015 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the terms set forth under their original grants. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the twelve months ended December 31, 2016. There was one employee moved to consulting status for the twelve months ended December 31, 2015. The employee was 100% vested at the date of termination so no entry was recorded, and the employee is no long a consultant as of December 31, 2016.

Warrant Liabilities

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, and December 2016. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

	December 31, 2016	December 31, 2015
Expected volatility	104.31%	133.19%
Risk-free interest rate	1.20%-1.93%	0.65-1.76%
Weighted average expected lives in years	2.25-4.99	0.99-4.29
Expected dividend	0%	0%

For the year ended December 31, 2016, we recorded a net gain of $2.1 million, compared with a net gain of $11.7 million for the same period in 2015, related to the revaluation of our warrant liabilities.

We will continue to mark the warrants to market value each reporting period, using the Black-Scholes pricing model until they are completely settled or expire.

Derivative Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture was $1.90 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion price.  In October 2015, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $0.30 per share. The July 2015 Convertible Debenture is unsecured, bears interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and is subject to mandatory prepayment upon the consummation of certain future financings. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

	December 31, 2016	December 31, 2015
Expected volatility	104.31%	133.19%
Risk-free interest rate	0.44%	0.23%
Weighted average expected lives in years	0.05	1.05
Expected dividend	0%	0%

The expected volatility assumption for the twelve months ended December 31, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2016 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the twelve months ended December 31, 2016 and 2015, we recognized a loss of $5.8 million and $2.8 million, respectively, related to the revaluation of our derivative liability.

Recently Issued or Newly Adopted Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial positon or results of operations.

In February 2015, the FASB issued ASU, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoptions. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material effect on our consolidated financial position or results of operations.

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 changes the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material effect on our consolidated financial position or results of operations.

Effects of Inflation

Our most liquid assets are cash and cash equivalents. Because of their liquidity, these assets are not directly affected by inflation. Because we intend to retain and continue to use our equipment, furniture, and fixtures and leasehold improvements, we believe that the incremental inflation related to replacement costs of such items will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and contract services, which could increase our level of expenses and the rate at which we use our resources.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.     OTHER INFORMATION

       In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which the Company will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $0.85 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 2017. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 827,293 shares of the Company’s common stock.

       The January 2017 Warrants include, among other things, price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the January 2017 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the January 2017 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the January 2017 Warrants, (ii) such time as the January 2017 Warrants are exercised or (iii) contemporaneously with the listing of the Company’s shares of common stock on a registered national securities exchange.

       In connection with the Subscription Agreement described above, the number of Shamus Warrants were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 352,941 shares of the Company’s common stock.

2017 Stock Incentive Plan

On February 27, 2017, the Board of Directors and our stockholders approved the adoption of the 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including the Company’s executive officers, consultants and directors. The 2017 Plan allows for the issuance of up to 14,000,000 additional shares of Common Stock pursuant to new awards granted under the 2017 Plan and up to approximately 1,500,000 shares of Common Stock that are represented by options outstanding under the 2010 Plan (defined below) that are forfeited, expire or are cancelled without delivery of shares of Common Stock or which result in the forfeiture of shares of Common Stock back to the Company. This description is qualified in its entirety by reference to the actual terms of the 2017 Plan, a copy of which is attached as Exhibit B to the Company’s preliminary Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on February 28, 2017.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at February 24, 2017. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	57	Director, Chairman of the Board and Chief Executive Officer	2003

Richard A. Anderson	47	Director, President and Chief Operating Officer	2003

Susan E. Etzel	43	Chief Financial Officer	2011

Richard A. Berman	72	Director, Chairman of the Audit Committee, and Member of the Compensation Committee	2014

David E. Smith	70	Director, and Member of the Nominations and Corporate Governance Committee	2014

Marvin Igelman	54	Director, Chairman of the Nominations and Corporate Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee	2014

Steve Gorlin	79	Director, and Member of the Nominations and Corporate Governance Committee	2014

Terren S. Peizer is the founder of our Company and an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. He has served as its Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception in 2004. Mr. Peizer is also the founder, Chairman and CEO NeurMedix, Inc., a biotechnology company with a focus on inflammatory, neurological and neuro-degenerative diseases. In addition to his roles with Catasys and NeurMedix, Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, his personal investment vehicle, and holding company that is the owner of all of his portfolio company interests. Through Acuitas, Mr. Peizer owns Crede Capital Group, LLC an industry leader in investing in micro and small capitalization equities, having invested over $1.2 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder of, and has held various senior executive positions with, several other publicly-traded growth companies, including having served as Chairman of Cray, Inc. a supercomputer company. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Richard A. Anderson has served as a director since July 2003 and as a member of our management team since April 2005. He has been our President and Chief Operating Officer since July 2008; in this role he has been primarily responsible for the creation and leadership of our OnTrak solution. He has more than twenty-five years of experience in business development, strategic planning, operations, finance and management, with more than 15 years of that in the healthcare field. Prior to joining the Company, he held senior level financial and operational positions in healthcare and financial companies, and served as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

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

       Richard A. Berman is the interim dean of the USF Patel College of Global Sustainability, visiting social entrepreneurship professor in the Muma College of Business, and a professor in the institute of innovation and discovery. As a recognized global leader, Mr. Berman has held positions in health care, education, politics and management.  He has worked with several foreign governments, the United Nations, the U.S. Department of Health and Welfare, the FDA, and as a cabinet level official for the state of New York.  He has also worked with McKinsey & Co, NYU Medical Center, Westchester Medical, Korn-Ferry International, Howe-Lewis International and numerous startup companies. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009.  Mr. Berman serves on the board of several organizations and is an elected member of the National Academy of Medicine of the National Academy of Sciences (Formerly known as the Institute of Medicine). Mr. Berman received his BBA, MBA, and MPH from the University of Michigan and holds honorary doctorates from Manhattanville College and New York Medical College.

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

Steve Gorlin is an entrepreneur who has founded numerous successful biotechnology and pharmaceutical companies over the last 40 years, including Hycor Biomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX), CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (sold to Valeant for approximately $2.6 billion), Entremed, Inc. (NASDAQ: ENMD), MRI Interventions (MRIC), DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN). Mr. Gorlin served many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on theJohns Hopkins BioMedical Engineering Advisory Board and as well as on the Board of Andrews Institute. He is presently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), Judicial Correction Services, Inc. (solt to Correctional Healthcare), and NTC China. He started the Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He presently serves as Vice Chairman of NantKwest (NASDAQ: NK), CEO of NantibodyFc, Executive Chairman of ViCapsys and Aperisys and serves on the Boards of Medovex, Inc. (MDVX), Catasys, Inc. and NTC China, Inc.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2016 were timely filed.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions.  Our code of ethics is listed hereto as Exhibit 14.1 and is accessible on our website at http://www.catasys.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

Committees of the Board of Directors

Audit committee

During 2016, the audit committee consisted of two directors, Messrs. Berman and Igelman. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Nominations and governance committee

Our nominations and governance committee consists of one member who is independent as defined by the NASDAQ rules. During 2016, the committee consisted of two directors, Messrs. Smith, Igelman, and Gorlin, and did not hold any meetings. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The nominations and governance committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

The nominations and governance committee considers director candidates that are suggested by members of the board of directors, as well as management and stockholders. Although it has not been previously utilized, the committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others (as schedules permit), meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board of directors an analysis with respect to particular recommended candidates. The nominations and governance committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals.

A copy of the nominations and governance committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Compensation committee

The compensation committee consists of up to three directors who are independent as defined by the NASDAQ rules. During 2016, the committee consisted of two directors, Messrs. Berman and Igelman, and did not hold any meetings. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2016 and 2015 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2016 and were serving as executive officers as of such date.

					All
					Other
					Compen-
Name and				Stock/Option	sation ($)
Principal Position	Year	Salary ($)		Award	(2)	Total ($)

Terren S. Peizer,	2016	450,000	(1)	-	14,627	464,627
Chairman and	2015	450,000	(1)	-	18,899	468,899
Chief Executive Officer

Richard A. Anderson,	2016	386,548		-	28,473	415,021
President and	2015	379,077		-	28,231	407,308
Chief Operating Officer

Susan Etzel,	2016	170,000		-	-	170,000
Chief Financial Officer	2015	170,000		-	-	170,000

(1)	Mr. Peizer deferred part of his salary for the 2016 and 2015 years.
(2)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2016 and 2015, part of which was deferred. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2016 and 2015. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. There were no equity awards granted to Mr. Peizer during 2016 or 2015. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008. After the initial four-year term, the employment agreement automatically renews for additional three-year terms unless otherwise terminated. Mr. Anderson’s agreement renewed for an additional three-year term in April 2015. Mr. Anderson received an annual base salary of $386,548 in 2016 and $379,077 in 2015. Mr. Anderson is eligible for an annual bonus targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the fiscal years ended December 31, 2016 and 2015. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2016 or 2015. All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum payment equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum payment equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for 18 months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into a two-year employment agreement with Ms. Etzel effective January 1, 2013. Beginning January 1, 2015, Ms. Etzel is employed on an at-will basis. Ms. Etzel received an annual base salary of $170,000 in 2016 and $170,000 in 2015, and she may be eligible to an annual bonus, to be determined solely by the Company, contingent on achieving certain individual goals and milestones and the overall performance and profitability of the Company. Ms. Etzel did not receive any annual bonus during the years ended December 31, 2016 and 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2016.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise	Option
	Exercisable	Unexer-	Price	Expiration
Name	(1)	cisable	($)	Date
Terren S. Peizer	1,150	-	123.20	02/07/18
	1,350	-	123.20	06/20/18
	2,398	-	193.60	10/27/19
	148,500	-	17.60	12/06/20
	153,398	-

Richard A. Anderson	733	-	112.00	02/07/18
	862	-	112.00	06/20/18
	1,245	-	176.00	10/27/19
	148,500	-	16.00	12/06/20
	151,340	-

Susan Etzel	1,625	-	8.00	05/24/21

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2016.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to $10,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,731,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to $31,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum payment of $580,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to $28,000.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,731,000, as described above, plus a tax gross up of $683,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $870,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to $42,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2016. Except as set forth in the table, during 2016, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option
	awards ($)
Name	(1)	Total
Richard Berman	167,500	167,500
David Smith	134,000	134,000
Marvin Igelman	134,000	134,000
Steve Gorlin	134,000	134,000

Notes to director compensation table:

(1)

Amounts reflect the compensation expense recognized in the Company's financial statements in 2016 for non-employee director stock options granted in 2015, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards held by non-employee directors as of December 31, 2016, were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding	outstanding
Richard Berman	250,000	$502,500
David Smith	200,000	402,000
Marvin Igelman	200,000	402,000
Steve Gorlin	200,000	402,000
	850,000	$1,708,500

There were a total of 850,000 stock options outstanding as of December 31, 2016, with an aggregate grant date fair value of $1,708,500, the last of which vest in February 2017.  There were no options granted to non-employee directors during 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2016.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,464,089	$6.49	303,674

Equity compensation plans not approved by security holders	-	-	-

Total	1,464,089	$6.49	303,674

(1) We adopted our 2010 Stock Incentive Plan (the “2010 Plan”) in 2011. Under the 2010 Plan, we could grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2016, 303,674 equity awards remained reserved for future issuance under the 2010 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of February 24, 2017 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of February 24, 2017 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 55,288,458 shares of common stock outstanding on February 24, 2017.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	38,358,250	23,710,576	62,068,826	78.6%
Richard A. Anderson (5)	-	151,340	151,340	*
Susan E. Etzel (6)	-	1,625	1,625	*
Richard A. Berman (7)	-	250,000	250,000	*
David E. Smith (8)	10,066,496	2,499,979	12,566,475	21.7%
Marvin Igelman (9)	-	200,000	200,000	*
Steve Gorlin (10)	450,000	200,000	650,000	*

All directors and named executive officers as a group (7 persons)	48,874,746	27,013,520	75,888,266	92.2%

* Less than 1%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On February 24, 2017, there were 55,288,458 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after February 24, 2017, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 6,502,226 shares of common stock, options to purchase 153,398 shares of common stock, and convertible debentures to purchase 17,054,952 shares of common stock. 38,358,250 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 151,340 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 1,625 shares of common stock, which are exercisable within the next 60 days.

(7)	Incudes options to purchase 250,000 shares of common stock, which are exercisable within the next 60 days.
(8)

Consists of 10,057,074 shares of common stock held by Shamus, LLC ("Shamus"). As the sole member of Shamus, The Coast Fund L.P. ("Coast Fund") may be deemed to beneficially own all common stock beneficially owned by Shamus. Similarly, as the managing general partner of the Coast Fund, Coast Offshore Management (Cayman), Ltd. ("Coast Offshore Management") may be deemed to beneficially own all common stock beneficially owned by the Coast Fund. Except to the extent it is deemed to beneficially own any common stock beneficially owned by Shamus, neither the Coast Fund nor Coast Offshore Management beneficially owns any common stock. As the president of Coast Offshore Management, Mr. Smith may be deemed to beneficially own all common stock beneficially owned by Coast Offshore Management, Coast Fund and Shamus. In addition, Mr. Smith directly owns (i) 9,422 shares of common stock and (ii) 200,000 shares of common stock issuable upon the exercise of options granted to Mr. Smith for his service on our board of directors that are either currently exercisable or will become exercisable within the next 60 days (iii) warrants to purchase 1,034,759 shares of common stock and (iv) convertible debentures to purchase 1,265,220 shares of common stock. As a result, Mr. Smith may be deemed to beneficially own, in the aggregate, 12,566,475 shares of our common stock.

(9)	Includes options to purchase 200,000 shares of common stock, which are exercisable within the next 60 days.
(10)	Consists of 450,000 shares of common stock and options to purchase 200,000 shares of common stock, which are exercisable within the next 60 days.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Review and Approval of Transactions with Related Persons

Either the audit committee or the Board of Directors approves all related party transactions. The procedure for the review, approval or ratification of related party transactions involves discussing the proposed transaction with management, discussing the proposed transaction with the external auditors, reviewing financial statements and related disclosures, and reviewing the details of major deals and transactions to ensure that they do not involve related party transactions. Members of management have been informed and understand that they are to bring related party transactions to the audit committee or the Board of Directors for pre-approval. These policies and procedures are evidenced in the audit committee charter and our code of ethics.

Certain Transactions

In July 2015, we entered into $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 (the “July 2015 Convertible Debenture”) with Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and five-year warrants to purchase 935,008 shares of our common stock, at an exercise price of $1.90 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be (the “July 2015 Warrants”).

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

 In October 2015, we entered into Stock Purchase Agreements with each of Acuitas, Shamus, LLC (“Shamus”), a Company owned by David E. Smith, a member of our board of directors, and Steve Gorlin, a member of our board of directors, pursuant to which we received gross proceeds of $2.0 million for the sale of approximately 6.7 million shares of the Company’s common stock, at a purchase price of $0.30 per share (the “October Offering”).

In August 2016, Acuitas loaned us $225,000. No terms were discussed nor were any agreements executed in connection with such loan, but the $225,000 was paid back out of the August 2016 Notes.

In August 2016, we entered into subscription agreements with three accredited investors, (collectively, the “Investors”), including Shamus, pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

The August 2016 Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the August 2016 Warrants will be adjusted in the event we issue shares of our common stock for consideration per share less than the then exercise price of the August 2016 Warrants, to the lowest consideration per share for the shares issued or sold in such transaction. The price protection will be in effect until the earliest of (i) the termination date of the August 2016 Warrants, (ii) such time as the Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In addition, in August 2016, Acuitas, agreed to exchange its existing promissory note for short-term senior promissory notes, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 2,028,029 shares of our common stock at an exercise price of $0.33 per share, for warrants to purchase an aggregate of 2,993,561 shares of our common stock at an exercise price of $1.10 per share, in the form substantially identical to the form of the August 2016 Warrants.

In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock issuable upon conversion of each Investor’s Debentures, at an exercise price of $1.10 per share (the “December 2016 Warrants”).

The December 2016 Warrants include a price protection provision pursuant to which, subject to certain exempt issuances, the then exercise price of the December 2016 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the December 2016 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the December 2016 Warrants, (ii) such time as the December 2016 Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $0.85 per share (the “Shamus Warrants”).

The Shamus Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the Shamus Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the Shamus Warrants. Such mechanism will remain in effect until the earliest of (i) the termination date of the Shamus Warrants, (ii) such time as the Shamus Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which the Company will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $0.85 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 2017. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 827,293 shares of the Company’s common stock.

The January 2017 Warrants include, among other things, price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the January 2017 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the January 2017 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the January 2017 Warrants, (ii) such time as the January 2017 Warrants are exercised or (iii) contemporaneously with the listing of the Company’s shares of common stock on a registered national securities exchange.

In connection with the Subscription Agreement described above, the number of Shamus Warrants were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 352,941 shares of the Company’s common stock.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Rose, Synder & Jacobs LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2016 and December 31, 2015, and fees billed for other services rendered by Rose, Synder & Jacobs LLP during those periods.

	2016	2015
Audit fees (1)	$80,000	$82,000
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	-	-
Total	$80,000	$82,000

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
4.9

Form of 8% Promissory Note, dated March 30, 2016, incorporated by reference to Exhibit 4.9 of Catasys, Inc.’s current report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

4.10

Form of First Amendment and Restated 8% Promissory Note, dated April 27, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

4.11

Form of Common Stock Purchase Warrant, dated April 27, 2016, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

4.13	Form of 8% Promissory Note, dated March 30, 2016, incorporated by reference to Exhibit 4.3 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
4.14	Form of Common Stock Purchase Warrant, dated March 30, 2016, incorporated by reference to Exhibit 4.4 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
4.15	Form of Second Amended and Restated Promissory Note, dated May 24, 2016, incorporated by reference to Exhibit 4.1 of Catasys Inc’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.16	Form of Common Stock Purchase Warrant, dated May 24, 2016, incorporated by reference to Exhibit 4.2 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.17	Form of Third Amended and Restated Promissory Note, dated June 2, 2016, incorporated by reference to Exhibit 4.3 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.18	Form on Common Stock Purchase Warrant, dated June 2, 2016, incorporated by reference to Exhibit 4.4 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.19	Form of Fourth Amended and Restated Promissory Note, dated June 22, 2016, incorporated by reference to Exhibit 4.5 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.20	Form of Common Stock Purchase Warrant, dated June 22, 2016, incorporated by reference to Exhibit 4.6 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.21	Form of Fifth Amended and Restated Promissory Note, dated July 5, 2016, incorporated by reference to Exhibit 4.7 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.22	Form of Common Stock Purchase Warrant, dated July 5, 2016, incorporated by reference to Exhibit 4.8 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.23	Form of Sixth Amended and Restated Promissory Note, dated July 21, 2016, incorporated by reference to Exhibit 4.9 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.24	Form of Common Stock Purchase Warrant, dated July 21, 2016, incorporated by reference to Exhibit 4.10 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.25	Form of Senior Promissory Note, dated August 15, 2016, incorporated by reference to Exhibit 4.13 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.26	Form of Common Stock Purchase Warrant, dated August 15, 2016, incorporated by reference to Exhibit 4.14 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.27	Form of 8% Senior Convertible Debenture due March 15, 2017, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.
4.28	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.
4.29	8% Series B Convertible Debenture, dated December 29, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016.
4.30	Common Stock Purchase Warrant, dated December 29, 2016, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016.
4.31	8% Series B Convertible Debenture, dated January 31, 2017, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.
4.32	Common Stock Purchase Warrant, dated January 31, 2017, incorporated by reference to Exhibit 4.2 filed with the Securities and Exchange Commission on February 1, 2017.
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

10.4#	Form of Stock Option Grant Notice incorporated by reference to exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.
10.5#	2010 Stock Incentive Plan incorporated by reference to exhibit C of Catasys, Inc’s Information Statement on Schedule 14C filed with the Securities and Exchange Commission on June 4, 2012.
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

10.14

First Amendment to the Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated March 6, 2015, incorporated by reference to exhibit 10.27 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

10.15	Form of Subscription Agreement, dated August 15, 2016, between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
10.16	Form of Securities and Exchange Agreement, between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.
10.17	Subscription Agreement, between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.
10.18	Form of Exchange Agreement, dated August 15, 2016, by and between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 4.6 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.
10.19#	2017 Stock Incentive Plan, incorporated by reference to Exhibit B of Catasys, Inc.'s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 28, 2017.
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

CATASYS, INC.
Date: February 28, 2017	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	February 28, 2017
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ SUSAN E. ETZEL	Chief Financial Officer	February 28, 2017
Susan Etzel	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	February 28, 2017
Richard A. Anderson	and Director

/s/ RICHARD A. BERMAN	Director	February 28, 2017
Richard Berman

/s/ DAVID E. SMITH	Director	February 28, 2017
David Smith

/s/ MARVIN IGELMAN	Director	February 28, 2017
Marvin Igelman

/s/ STEVE GORLIN	Director	February 28, 2017
Steve Gorlin

CATASYS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable not required, or the information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catasys, Inc.

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the years then ended 2016 and 2015. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Catasys, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has continued to incur significant operating losses and negative cash flows from operations during the year ended December 31, 2016 and continues to have negative working capital at December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

February 27, 2017

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31,	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$851	$916
Receivables, net of allowance for doubtful accounts of $0 and $0, respectively	1,052	590
Prepaids and other current assets	420	575
Total current assets	2,323	2,081
Long-term assets
Property and equipment, net of accumulated depreciation of $1,620 and $1,491, respectively	410	412
Deposits and other assets	371	387
Total Assets	$3,104	$2,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$870	$753
Accrued compensation and benefits	2,089	1,703
Deferred revenue	1,525	1,683
Other accrued liabilities	575	682
Short term debt, related party, net of discount of $216 and $0, respectively	9,796	-
Short term derivative liability	8,122	-
Total current liabilities	22,977	4,821
Long-term liabilities
Deferred rent and other long-term liabilities	117	198
Long term convertible debt, related party, net of discount $0 and $0, respectively	-	3,662
Capital leases	31	66
Long term derivative liability	-	2,348
Warrant liabilities	5,307	509
Total Liabilities	28,432	11,604

Commitments and contingencies (note 8)

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 55,288,458 and 55,007,761 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	6	6
Additional paid-in-capital	254,385	253,053
Accumulated deficit	(279,719)	(261,783)
Total Stockholders' deficit	(25,328)	(8,724)
Total Liabilities and Stockholders' Deficit	$3,104	$2,880

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2016	2015
Revenues
Healthcare services revenues	$7,075	$2,705

Operating expenses
Cost of healthcare services	4,670	2,433
General and administrative	8,838	9,049
Depreciation and amortization	141	122
Total operating expenses	13,649	11,604

Loss from operations	(6,574)	(8,899)

Interest and other income	106	64
Interest expense	(5,354)	(2,590)
Loss on impairment of intangible assets	-	(88)
Loss on exchange of warrants	-	(4,410)
Loss on debt extinguishment	(2,424)	(195)
Change in fair value of warrant liability	2,093	11,665
Change in fair value of derivative liability	(5,774)	(2,761)
Loss from operations before provision for income taxes	(17,927)	(7,214)
Provision for income taxes	9	9
Net loss	$(17,936)	$(7,223)

Basic and diluted net loss per share:	$(0.33)	$(0.18)

Basic weighted number of shares outstanding	55,074	40,372

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands, except for number of shares)	Common Stock		Additional Paid-In	Other Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2014	25,244,485	$3	$213,333	$-	$(254,560)	$(41,224)

Warrant Exchange	21,277,220	2	35,531	-	-	35,533
Common stock issued for outside services	76,055	-	172			172
Common stock issued in private placement, net of expenses	8,410,001	1	2,620	-	-	2,621
Share-based Compensation Expense	-	-	1,397	-	-	1,397
Net loss	-	-	-	-	(7,223)	(7,223)
Balance at December 31, 2015	55,007,761	$6	$253,053	$-	$(261,783)	$(8,724)

Warrants Exercised	45,697	-	46			46
Common stock issued for outside services	235,000	-	235			235
Extinguishment of Debt			354			354
Share-based Compensation Expense			697			697
Net loss					(17,936)	(17,936)
Balance at December 31, 2016	55,288,458	$6	$254,385	$-	$(279,719)	$(25,328)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(In thousands)	December 31,
	2016	2015
Operating activities:
Net loss	$(17,936)	$(7,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	141	122
Loss on disposal of intangible assets	-	88
Amortization of debt discount and issuance costs included in interest expense	4,651	2,324
Loss on debt extinguishment	2,424	195
Warrants issued for services	-	168
Provision for doubtful accounts	47	10
Deferred rent	(70)	(44)
Share-based compensation expense	697	1,397
Common stock issued for consulting services	235	172
Fair value adjustment on warrant liability	(2,093)	(11,665)
Loss on exchange of warrants	-	4,410
Fair value adjustment on derivative liability	5,774	2,761
Changes in current assets and liabilities:
Receivables	(509)	(111)
Prepaids and other current assets	155	17
Deferred revenue	(158)	1,329
Accounts payable and other accrued liabilities	916	882
Net cash used in operating activities of continuing operations	$(5,726)	$(5,168)

Investing activities:
Purchases of property and equipment	$(106)	$(107)
Deposits and other assets	16	-
Net cash used in investing activities	$(90)	$(107)

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$2,463
Proceeds from the issuance of convertible debt, related party	300	5,910
Payments on convertible debenture	-	(2,681)
Proceeds from the issuance of senior promissory note, related party	5,505	-
Transactions costs	-	(185)
Capital lease obligations	(54)	(24)
Net cash provided by financing activities	$5,751	$5,483

Net increase (decrease) in cash and cash equivalents	$(65)	$208
Cash and cash equivalents at beginning of period	916	708
Cash and cash equivalents at end of period	$851	$916

Supplemental disclosure of cash paid
Interest	$149	$271
Income taxes	$48	$41
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$46	$-
Property and equipment acquired through capital leases and other financing	$34	$54

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business

We provide data analytics based specialized behavioral health management and integrated treatment services to health plans through our OnTrak solution. Our OnTrak solution is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics, member engagement and patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient program. Our initial focus was members with substance use disorders, but we have expanded our solution to assist members with anxiety and depression. We currently operate our OnTrak solutions in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.

Basis of Consolidation and Presentation and Going Concern

Our financial statements have been prepared on the basis that we will continue as a going concern. At December 31, 2016, cash and cash equivalents was $851,000 and we had a working capital deficit of approximately $20.7 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the twelve months December 31, 2016, our cash used in operating activities from continuing operations was $5.7 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of December 31, 2016, these conditions raised substantial doubt as to our ability to continue as a going concern. We expect our current cash resources to cover expenses through March 31, 2017; however delays in cash collections, revenue, or unforeseen expenditures could negatively impact our estimate. We are in need of additional capital, however, there is no assurance that additional capital can be timely raised in an amount which is sufficient for us or on terms favorable to us and our stockholders, if at all. If we do not obtain additional capital, there is a significant doubt as to whether we can continue to operate as a going concern and we will need to curtail or cease operations or seek bankruptcy relief. If we discontinue operations, we may not have sufficient funds to pay any amounts to stockholders.

Our ability to fund our ongoing operations and continue as a going concern is dependent on increasing the number of members that are eligible for our programs by signing new contracts and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.  We have generated fees from our launched solutions and expect to increase enrollment and fees throughout 2017. However, there can be no assurance that we will generate such fees or that new solutions will launch as we expect.

All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of depreciable and amortizable assets, the evaluation of asset impairment, the valuation of warrant liabilities, the valuation of derivative liabilites, and shared-based compensation. Actual results could differ from those estimates.

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

Share-Based Compensation

Our 2010 Stock Incentive Plan, as amended (“the Plan”), provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2016, we had an aggregate of 1,464,089 vested and unvested shares outstanding and 303,674 shares available for future awards.

Total share-based compensation expense attributable to operations were $697,000 and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

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

There were no options granted for the year ended December 31, 2016 and 1.3 million options granted for the year ended December 31, 2015.

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

From time to time, we have retained terminated employees as part-time consultants upon their departure from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the twelve months ended December 31, 2016. There was one employee moved to consulting status for the twelve months ended December 31, 2015. The employee was 100% vested at the date of termination so no entry was recorded, and the employee is no longer a consultant as of December 31, 2016.

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

Common equivalent shares, consisting of approximately 9,344,214 and 3,277,744 of shares as of December 31, 2016 and 2015, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2016, cash and cash equivalents exceeding federally insured limits totaled $676,000.

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

The following tables summarize fair value measurements by level at December 31, 2016 and 2015, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2015

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	122	-	-	122
Total assets	122	-	-	122

Warrant liabilities	-	-	509	509
Derivative Liability	-	-	2,348	2,348
Total liabilities	-	-	2,857	2,857

	Balance at December 31, 2016

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	5,307	5,307
Derivative Liability			8,122	8,122
Total liabilities	-	-	13,429	13,429

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2016, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants and derivative liabilities are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2016 and 2015:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2014	$40,585	Balance as of December 31, 2014	$-
Issuance (exercise) of warrants, net	2,712	Issuance (exercise) of derivatives, net	1,019
Change in fair value	(11,665)	Change in fair value	2,761
Exchange of warrants	(31,123)	Debt Modification	(1,432)
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348
Issuance (exercise) of warrants, net	4,821	Issuance (exercise) of derivatives, net	-
Change in fair value	(2,093)	Change in fair value	5,774
Warrant Exchanged	2,070	Debt Modification	-
Balance as of December 31, 2016	$5,307	Balance as of December 31, 2016	$8,122

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

Warrant Liabilities

In conjunction with the Securities Purchase Agreements entered into in April 2015 (the “April Offering”), the Company issued five year warrants to purchase an aggregate of 530,303 shares of our common stock, at an exercise price of $2.00 per share, subject to adjustment, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be (the “April 2015 Warrants”). The exercise price of the April 2015 Warrants was subsequently adjusted to $0.30 per share based upon the September Offering. In July 2016, 66,288 of the April 2015 Warrants were exercised via a cashless exercise, and 464,015 of the April 2015 Warrants remain outstanding as of December 31, 2016.

In May 2015, we entered into the Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock (the “Warrant Exchange”). We recognized a $0 and $4.4 million loss related to the Warrant Exchange for the years ended December 31, 2016 and 2015, respectively.

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

       In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock, or 2,022,835 warrants, issuable upon conversion of each Investor’s Debentures, at an exercise price of $1.10 per share (the “December 2016 Warrants”).

 The December 2016 Warrants include a price protection provision pursuant to which, subject to certain exempt issuances, the then exercise price of the December 2016 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the December 2016 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the December 2016 Warrants, (ii) such time as the December 2016 Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

       In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock, or 264,706 warrants, issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $0.85 per share (the “Shamus Warrants”).

The Shamus Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the Shamus Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the Shamus Warrants. Such mechanism will remain in effect until the earliest of (i) the termination date of the Shamus Warrants, (ii) such time as the Shamus Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

       The warrant liabilities were calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2016			December 31, 2015
Expected volatility		104.31%			133.19%
Risk-free interest rate	1.20%	-	1.93%	0.65	-	1.76%
Weighted average expected lives in years	2.25	-	4.99	0.99	-	4.29
Expected dividend		0%			0%

For the years ended December 31, 2016 and 2015, we recognized a gain of $2.1 million and a gain of $11.7 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2016, two customers accounted for approximately 78% of revenues and two customers accounted for approximately 81% of accounts receivable.

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

	December 31, 2016	December 31, 2015
Expected volatility	104.31%	133.19%
Risk-free interest rate	0.44%	0.23%
Weighted average expected lives in years	0.05	1.05
Expected dividend	0%	0%

The expected volatility assumption for the twelve months ended December 31, 2016 was based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected lives in years for 2016 reflect the application of the simplified method set out in Security and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 107 (and as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches. We use historical data to estimate the rate of forfeitures assumption for awards granted to employees.

For the twelve months ended December 31, 2016 and 2015, we recognized a loss of $5.8 million and $2.8 million related to the revaluation of our derivative liability, respectively.

Recently Issued or Newly Adopted Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial positon or results of operations.

In February 2015, the FASB issued ASU, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoptions. Early adoption is permitted. The adoption of ASU 2015-02 did not have a material effect on our consolidated financial position or results of operations.

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 changes the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material effect on our consolidated financial position or results of operations.

Note 2. Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2016 and 2015:

	December 31,
(in thousands)	2016	2015
Healthcare fees	$1,050	$587
Other	2	3
Total receivables	$1,052	$590
Less allowance for doubtful accounts	-	-
Total receivables, net	$1,052	$590

We use the specific identification method for recording the provision for doubtful accounts, which was $0 as of December 31, 2016 and 2015.

Note 3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2016 and 2015:

(in thousands)	2016	2015
Furniture and equipment	$1,712	$1,585
Leasehold improvements	318	318
Total property and equipment	2,030	1,903
Less accumulated depreciation and amortization	(1,620)	(1,491)
Total property and equipment, net	$410	$412

Depreciation expense was $141,000 and $110,000 for the years ended December 31, 2016 and 2015, respectively.

Note 4. Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2016 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets and was $103,000 and $110,000 at December 31, 2016 and 2015, respectively. Accumulated depreciation of the leased equipment at December 31, 2016 and 2015 was approximately $47,000 and $43,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of December 31, 2016, is as follows:

(in thousands)	Amount
Year ending December 31,
2017	$46
2018	34
2019	2
Total minimum lease payments	82
Less amounts representing interest	(11)
Capital lease obligations, net of interest	71
Less current maturities of capital lease obligations	(40)
Long-term capital lease obligations	$31

Note 5. Income Taxes

As of December 31, 2016, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $222 million and $170 million, respectively. The net federal operating loss carry forwards begin to expire in 2024, and net state operating loss carry forwards begin to expire in 2016. The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2016	2015
(in thousands)
Federal, state and foreign net operating losses	$78,466	$78,474
Stock based compensation	7,429	7,879
Accrued liabilities	664	585
Other temporary differences	4,894	3,045
Valuation allowance	(91,453)	(89,983)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2016	2015
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	26.2%	16.8%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	0.2%	2.1%
Other	-0.5%	-27.0%
Change in valuation allowance	8.0%	42.1%
Tax provision	-0.1%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2011 through 2015. The federal and material foreign jurisdictions statutes of limitations began to expire in 2011. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2016, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2016 and 2015, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2010, and by the IRS for tax years through 2011. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Note 6. Equity Financings

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

Note 7. Share-based Compensation

The Plan provides for the issuance of up to 1,825,000 shares of our common stock. Incentive stock options, under Section 422A of the Internal Revenue Code, non-qualified options, stock appreciation rights, limited stock appreciation rights and restricted stock grants are authorized under the Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. At December 31, 2016, we had 1,464,089 vested and unvested stock options outstanding and 303,674 shares reserved for future awards. Total share-based compensation expense amounted to $697,000 million and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

Stock Options – Employees and Directors

There were no options issued to employees or directors during 2016.

There were 250,000 options issued to employees during 2015.

For the twelve months ended December 31, 2015, we granted 1,050,000 to our non-employee directors.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance, December 31, 2014	378,000	$19.59

2015
Granted	1,300,000	2.20
Cancelled/Expired	(207,000)	3.29
Balance, December 31, 2015	1,471,000	$6.51

2016
Granted	-	-
Cancelled/Expired	(7,000)	11.31
Balance, December 31, 2016	1,464,000	$6.49

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2016 were as follows:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00	to	$20.00	1,455,000	7.07	$5.48	1,293,000	$5.89
$20.01	to	$1,000.00	9,000	2.03	158.98	9,000	158.98

			1,464,000	7.04	$6.46	1,302,000	$6.99

Share-based compensation expense relating to stock options granted to employees and directors was $697,000 and $1.4 million for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was $318,000 of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 1.3 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors. There were no options granted during 2016 and 2015, respectively.

Warrants granted to non-employees outstanding as of December 31, 2016 and 2015, respectively, are summarized as follows:

December 31, 2016
Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	-	$-
Warrants issued in connection with debt agreement	6,156,102	0.85
Warrants issued for services	-	-
	6,156,102	$0.85

December 31, 2015
Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	-	$-
Warrants issued in connection with debt agreement	1,465,311	0.30
Warrants issued for services	341,251	2.16
	1,806,562	$0.65

There were no warrants to purchase common stock issued for consulting services for the twelve months ended December 31, 2016. There were 300,000 warrants to purchase common stock issued for investor relations services for the twelve months ended December 31, 2015.

Share-based compensation expense relating to stock options and warrants granted to non-employees amounted to $0 and $3,000 for the years ended December 31, 2016 and 2015, respectively.

Common Stock

In October 2015, we issued 200,000 common shares in connection with the April Offering.

In May 2015, we entered into the Exchange Agreements whereby 21,277,220 warrants, at an exercise price of $0.58 per shares, issued by the Company between December 2011 and May 2014, were exchanged for 21,277,220 shares of common stock to eliminate the liability associated with these warrants.

During 2016 and 2015, we issued 235,000 and 76,000 shares of common stock, respectively, for consulting services valued at $235,000 and $172,000, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Employee Stock Purchase Plan

Our qualified employee stock purchase plan (ESPP), approved by our Board of Directors and shareholders and adopted in June 2006, provides that eligible employees (employed at least 90 days) have the option to purchase shares of our common stock at a price equal to 85% of the lesser of the fair market value as of the first day or the last day of each offering period. Purchase options are granted semi-annually and are limited to the number of whole shares that can be purchased by an amount equal to up to 10% of a participant’s annual base salary. As of December 31, 2016, there were no shares of our common stock issued pursuant to the ESPP. There was no share-based compensation expense relating to the ESPP for the years ended December 31, 2016 and 2015, respectively.

Note 8. Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $296,000 and $294,000 for the years ended December 31, 2016 and 2015, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,120 square feet. The initial term of the lease expires in April 2019. Our base rent is currently approximately $31,000 per month, subject to annual adjustments.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2016:

(In thousands)
Year	Amount
2017	$376
2018	$387
2019	$99

Clinical Research Commitments

None.

Legal Proceedings

From time to time, we may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims at December 31, 2016.

Note 9. Related Party Disclosure

Mr. Gorlin, an affiliate of the company, entered into securities purchase agreements during the fiscal year ended December 31, 2015, and received approximately 300,000 shares of common stock in exchange for gross proceeds of approximately $90,000.

Terren Peizer, Chairman and Chief Executive Officer, transferred his securities ownership in Catasys to Acuitas from Crede Capital Group, LLC during 2015. Mr. Peizer owns 100% of both entities.

In August 2016, Acuitas loaned us $225,000. No terms were discussed nor were any agreements executed in connection with such loan, but the $225,000 was paid back out of the August 2016 Notes.

In August 2016, Acuitas, agreed to exchange its existing promissory note for short-term senior promissory notes, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 2,028,029 shares of our common stock at an exercise price of $0.33 per share, for warrants to purchase an aggregate of 2,993,561 shares of our common stock at an exercise price of $1.10 per share, in the form substantially identical to the form of the August 2016 Warrants.

       In December 2016, we exchanged the August 2016 Notes issued to the Acuitas, which had an aggregate outstanding principal amount of $2.8 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock issuable upon conversion of each Investor’s Debentures, at an exercise price of $1.10 per share (the “December 2016 Warrants”).

Acuitas entered into securities purchase agreements as of December 31, 2015 and received approximately 6,953,334 shares of common stock in exchange for gross proceeds of approximately $2.1 million. In addition, Acuitas received warrants to purchase an aggregate 935,008 shares of common stock, at a price of $0.30 per share, as of December 31, 2015.

In addition, we have a $3.7 million Convertible Debenture outstanding with Acuitas, which includes $577,000 in interest as of December 31, 2016. We also have accounts payable outstanding with Mr. Peizer for travel and expenses of $194,000 and $130,000 as of December 31, 2016 and 2015, respectively.

In August 2016, we entered into subscription agreements with Shamus, pursuant to which we issued short-term senior promissory notes in the aggregate principal amount of $1.0 million and five-year warrants to purchase up to an aggregate of 318,182 shares of our common stock, at an exercise price of $1.10 per share. 3

In December 2016, we exchanged the subscription agreement with Shamus, which had an aggregate outstanding principal amount of $1.0 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock issuable, or 363,636 warrants, upon conversion of each, at an exercise price of $1.10 per share.

       In addition, in December 2016, we entered into an agreement with Shamus pursuant to which we received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock issuable, or 264,706 warrants, upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $0.85 per share (the “Shamus Warrants”).

Shamus entered into securities purchase agreements during the fiscal years ended December 31, 2015 and received approximately 956,667 shares of common stock in exchange for gross proceeds of approximately $287,000.

Note 10. Short-term Debt

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

In October 2015, we amended the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017 and extended the date we must consummate a public offering from December 31, 2015 to June 30, 2016. In accordance with ASC 470-50, Debt Modifications and Extinguishments, we recognized a $195,000 loss on extinguishment of debt in connection with the loan modification.

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

In July 2016, we amended and restated the June 2016 Promissory Note to increase the principal amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 431,818 shares of our common stock at an exercise price of $0.33 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”).

In August 2016, Acuitas loaned us $225,000. No terms were discussed nor were any agreements executed in connection with such loan, but the $225,000 was paid back out of the August 2016 Notes.

In August 2016, we entered into subscription agreements (each, the “Subscription Agreement”) with three accredited investors, including Shamus, (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 875,000 shares of our common stock, at an exercise price of $1.10 per share (the “August 2016 Warrants”).

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

       In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock, or 2,022,835 warrants, issuable upon conversion of each Investor’s Debentures, at an exercise price of $1.10 per share (the “December 2016 Warrants”).

 The December 2016 Warrants include a price protection provision pursuant to which, subject to certain exempt issuances, the then exercise price of the December 2016 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the December 2016 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the December 2016 Warrants, (ii) such time as the December 2016 Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock, or 264,706 warrants, issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $0.85 per share (the “Shamus Warrants”).

The Shamus Warrants include price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the Shamus Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the Shamus Warrants. Such mechanism will remain in effect until the earliest of (i) the termination date of the Shamus Warrants, (ii) such time as the Shamus Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

Note 11. Subsequent Events

Financing Activities

       In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which the Company will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $0.85 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 2017. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 827,293 shares of the Company’s common stock.

       The January 2017 Warrants include, among other things, price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the January 2017 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the January 2017 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the January 2017 Warrants, (ii) such time as the January 2017 Warrants are exercised or (iii) contemporaneously with the listing of the Company’s shares of common stock on a registered national securities exchange.

       In connection with the Subscription Agreement described above, the number of Shamus Warrants were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 352,941 shares of the Company’s common stock.

2017 Stock Incentive Plan

On February 27, 2017, the Board of Directors and our stockholders approved the adoption of the 2017 Stock Incentive Plan (the “2017 Plan”). The 2017 Plan allows the Company, under the direction of the Board of Directors or a committee thereof, to make grants of stock options, restricted and unrestricted stock and other stock-based awards to employees, including the Company’s executive officers, consultants and directors. The 2017 Plan allows for the issuance of up to 14,000,000 additional shares of Common Stock pursuant to new awards granted under the 2017 Plan and up to approximately 1,500,000 shares of Common Stock that are represented by options outstanding under the 2010 Plan (defined below) that are forfeited, expire or are cancelled without delivery of shares of Common Stock or which result in the forfeiture of shares of Common Stock back to the Company. This description is qualified in its entirety by reference to the actual terms of the 2017 Plan, a copy of which is attached as Exhibit B to the Company’s preliminary Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on February 28, 2017.