Form 10-Q
period 2017-03-31
CATASYS, INC.
filed 2017-05-15
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   ☑          No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer  ☐      Non-accelerated filer  ☐      Smaller reporting company  ☑    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐            No   ☑

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter).

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

As of May 12, 2017, there were 15,874,678 shares of registrant's common stock, $0.0001 par value, outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise stated or the context otherwise requires, the terms “we,” “us” “our” or the “Company” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	March 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$291	$851
Receivables, net of allowance for doubtful accounts of $149 and $0, respectively	1,263	1,052
Prepaids and other current assets	596	420
Total current assets	2,150	2,323
Long-term assets
Property and equipment, net of accumulated depreciation of $1,660 and $1,620, respectively	419	410
Deposits and other assets	371	371
Total Assets	$2,940	$3,104

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,221	$870
Accrued compensation and benefits	2,020	2,089
Deferred revenue	1,943	1,525
Other accrued liabilities	582	575
Short term debt, related party, net of discount $0 and $216, respectively	10,046	9,796
Derivative liability	18,718	8,122
Total current liabilities	34,530	22,977
Long-term liabilities
Deferred rent and other long-term liabilities	95	117
Capital leases	22	31
Warrant liabilities	12,893	5,307
Total Liabilities	47,540	28,432

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 9,443,749 and 9,214,743 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in-capital	256,881	254,385
Accumulated deficit	(301,487)	(279,719)
Total Stockholders' Deficit	(44,600)	(25,328)
Total Liabilities and Stockholders' Deficit	$2,940	$3,104

*The financial statements have been retroactively restated to reflect the 6-for-1 reverse-stock split that occurred on April 25, 2017.

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2017	2016
Revenues
Healthcare services revenues	$1,822	$728

Operating expenses
Cost of healthcare services	1,365	966
General and administrative	2,629	2,187
Depreciation and amortization	39	32
Total operating expenses	4,033	3,185

Loss from operations	(2,211)	(2,457)

Other income	14	65
Interest expense	(2,867)	(333)
Loss on conversion of note	(926)	-
Change in fair value of warrant liability	(5,181)	(228)
Change in fair value of derivative liability	(10,596)	(1,337)
Loss from operations before provision for income taxes	(21,767)	(4,290)
Provision for income taxes	1	2
Net Loss	$(21,768)	$(4,292)

Basic and diluted net loss from operations per share:	$(2.35)	$(0.47)

Basic and diluted weighted number of shares outstanding	9,246	9,168

*The financial statements have been retroactively restated to reflect the 6-for-1 reverse-stock split that occurred on April 25, 2017.

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2017	2016
Operating activities:
Net loss	$(21,768)	$(4,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39	32
Issuance costs included in interest expense	2,622	216
Provision for doubtful accounts	149	7
Deferred rent	(20)	(23)
Share-based compensation expense	127	174
Fair value adjustment on derivative liability	10,596	1,337
Fair value adjustment on warrant liability	5,181	228
Shares issued for services	117	-
Loss on conversion of note	926	-
Changes in current assets and liabilities:
Receivables	(360)	(27)
Prepaids and other current assets	(176)	141
Deferred revenue	418	593
Accounts payable and other accrued liabilities	534	96
Net cash used in operating activities	$(1,615)	$(1,518)

Investing activities:
Purchases of property and equipment	$(49)	$(10)
Deposits and other assets	-	16
Net cash provided by/(used in) investing activities	$(49)	$6

Financing activities:
Proceeds from bridge loan	$1,115	$900
Capital lease obligations	(11)	(42)
Net cash provided by financing activities	$1,104	$858

Net decrease in cash and cash equivalents	$(560)	$(654)
Cash and cash equivalents at beginning of period	851	916
Cash and cash equivalents at end of period	$291	$262

Supplemental disclosure of cash paid
Income taxes	$39	$26
Supplemental disclosure of non-cash activity
Common stock issued for investor relations services	$117	$-

See accompanying notes to the condensed consolidated financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Going Concern

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2016, from which the balance sheets, as of December 31, 2016, have been derived.

Our financial statements have been prepared on the basis that we will continue as a going concern. At March 31, 2017, cash and cash equivalents was $291,000 and we had a working capital deficit of approximately $32.4 million. We have incurred significant operating losses and negative cash flows from operations since our inception. During the three months ended March 31, 2017, our cash used in operating activities was $1.6 million. We anticipate that we could continue to incur negative cash flows and net losses for the next twelve months. The financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. As of March 31, 2017, these conditions raised substantial doubt as to our ability to continue as a going concern. In April 2017, we closed on a public offering for aggregate gross proceeds of $16.5 million prior to deducting underwriter discounts, commission and other estimated offering expenses. We expect our current cash resources to cover expenses through at least the next twelve month.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

        Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis or an upfront case rate based on enrolled members. To the extent our contracts may include a minimum performance guarantee; we reserve a portion of the fees that may be at risk until the performance measurement period is completed. To the extent we receive case rates or other fees in advance that are not subject to the performance guarantees, we recognize the case rate ratably over the twelve months of our program. We recognize any fees from sharing in the savings generated from enrolled members when we receive payment.

Cost of Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists and other staff directly involved in member care, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Salaries and fees charged by our third party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-service basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the eOnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2017, cash and cash equivalents exceeding federally insured limits totaled $115,038.

For the three months ended March 31, 2017, three customers accounted for approximately 94% of revenues and two customers accounted for approximately 79% of accounts receivable.

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net income (loss) to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of common stock and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 1,928,431 and 620,119 common shares for the three months ended March 31, 2017 and 2016, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. As of March 31, 2017, we had 243,853 vested and unvested shares outstanding and 50,774 shares available for future awards under the Plan.

Total share-based compensation expense on a consolidated basis was $127,000 and $174,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Share-based compensation expense recognized for employees and directors for the three months ended March 31, 2017 and 2016 was $127,000 and $174,000, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2017 and 2016, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to employees and directors during the three months ended March 31, 2017 and 2016, respectively, under the 2017 Plan. Employee and director stock option activity for the three months ended March 31, 2017 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2016	244,000	$39.06

Granted	-	$-
Cancelled	-	$-

Balance March 31, 2017	244,000	$38.90

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2017 and 2016, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2017, there was $191,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.52 years.

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

There were no options issued to non-employees for the three months ended March 31, 2017 and 2016, respectively. There was no share-based compensation expense relating to stock options and warrants recognized for the non-employees for the three months ended March 31, 2017 and 2016, respectively.

Common Stock

There were 14,492 and 0 shares of common stock issued in exchange for investor relations services during the three months ended March 31, 2017 and 2016, respectively. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

There were 214,514 shares of common stock issued to Shamus, LLC (“Shamus”), a Company owned by David E. Smith, a member of our board of directors for the conversion of their December 2016 Convertible Debentures.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of March 31, 2017.  As such, we have not recorded a provision for income tax for the period ended March 31, 2017.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2017 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value:

	Balance at March 31, 2017

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	12,893	12,893
Derivative Liability			18,718	18,718
Total liabilities	-	-	31,611	31,611

Carrying amounts reported in the condensed consolidated balance sheets of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. The fair value of borrowings is not considered to be significantly different from its carrying amount because stated rates for such debt reflect current market rates and conditions.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2017, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants and derivative liabilities are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2017:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2016	$5,307	Balance as of December 31, 2016	$8,122
Issuance of warrants	2,405	Issuance of warrants	-
Change in fair value	5,181	Change in fair value	10,596
Balance as of March 31, 2017	$12,893	Balance as of March 31, 2017	$18,718

Issuance (exercise) of warrants, net	-	Issuance (exercise) of warrants, net	-
Change in fair value	-	Change in fair value	-
Balance as of June 30, 2016	$12,893	Balance as of June 30, 2016	$18,718

Issuance (exercise) of warrants, net	-	Issuance (exercise) of warrants, net	-
Expiration of warrants	-	Expiration of warrants	-
Change in fair value	-	Change in fair value	-
Balance as of September 30, 2016	$12,893	Balance as of September 30, 2016	$18,718

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

Warrant Liabilities

       In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, pursuant to which we will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 31, 2017, and as of March 31, 2017 we have received $1,115,000. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock. Acuitas agreed to extend the maturity date of the January 2017 Convertible Debenture to April 30, 2017 or until we complete a public offering, whichever comes first.

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

       In connection with the Subscription Agreement described above, the number of Shamus warrants issued as part of the December 2016 Convertible Debenture were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 58,824 shares of the Company’s common stock.

       The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

	March 31, 2017
Expected volatility		93.56%
Risk-free interest rate	1.27	-	1.93%
Weighted average expected lives in years	2	-	5
Expected dividend		0%

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, December 2016, January 2017, February 2017 and March 2017. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2017 and 2016, we recognized a loss of $5.2 million and $228,000, respectively, related to the revaluation of our warrant liabilities.

Derivative Liability

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture is $11.40 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  In October 2015, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $1.80 per share. The July 2015 Convertible Debenture is unsecured, bears interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and is subject to mandatory prepayment upon the consummation of certain future financings. Acuitas agreed to extend the maturity date of the July 2015 Convertible Debenture to April 30, 2017 or until we complete a public offering, whichever comes first. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2017
Expected volatility	93.56%
Risk-free interest rate	0.74%
Weighted average expected lives in years	0.08
Expected dividend	0%

For the three months ended March 31, 2017 and 2016, we recognized a loss of $10.6 million and $1.3 million related to the revaluation of our derivative liability, respectively.

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

In August 2014, the FASB issued FASB ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 changes the disclosure of uncertainties about an entity’s ability to continue as a going concern. Under U.S. GAAP, continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Even if an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. Because there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related note disclosures, there is diversity in practice whether, when, and how an entity discloses the relevant conditions and events in its financial statements. As a result, these changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 is effective for periods beginning after December 15, 2016. The adoption of ASU 2014-15 did not have a material effect on our consolidated position or results of operations.

Note 3. Related Party Disclosure

        In January 2017, we entered into the Subscription Agreement with Acuitas pursuant to which we will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of the January 2017 Convertible Debenture and the January 2017 Warrants The Loan Amount is payable in tranches through March 31, 2017, and as of March 31, 2017 we have received $1,115,000. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock.

In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of $204,000 as of March 31, 2017 and deferred salary of $1.1 million as of March 31, 2017.

       In January 2017, in connection with the Subscription Agreement described above, the number of Shamus warrants issued as part of the December 2016 Convertible Debenture were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 14,706 shares of the Company’s common stock.

In March 2017, Shamus converted $1.3 million of their December 2016 Convertible Debentures and accrued interest for 214,514 shares of our common stock.

Note 4. Short-term Debt

       In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas,, pursuant to which we will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 31, 2017, and as of March 31, 2017 we have received $1,115,000. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock. Acuitas agreed to extend the maturity date of the January 2017 Convertible Debenture to April 30, 2017 or until we complete a public offering, whichever comes first.

Note 5. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017.

Note 6. Subsequent Event

Amendments to Outstanding Warrants and Extension of Existing Debentures

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $12.8 million on our balance sheet as of March 31, 2017. Such amendments did not take effect until April 28, 2017.  For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas and another accredited investor.

Additionally, in March 2017, we and the holders of an aggregate of approximately $10 million of our existing convertible debentures agreed to extend the maturity dates of such debentures until April 28, 2017.

Reverse Stock Split

On April 21, 2017, we filed a certificate of amendment to our Certificate of Incorporation, as amended and in effect, with the Secretary of State of the State of Delaware, implementing a 1-for-6 reverse stock split of the Company's common stock, pursuant to which each six shares of issued and outstanding common stock converted into one share of common stock. Proportionate voting rights and other rights of common stock holders will not be affected by the reverse stock split.  No fractional shares of common stock were issued as a result of the reverse stock split; stockholders were paid cash in lieu of any such fractional shares. The 1-for-6 reverse stock split became effective at 5:00 p.m., Eastern Time, on April 24, 2017, and our common stock began trading on the OTCQB Marketplace on a post-split basis at the open of trading on April 25, 2017. Our post-reverse split common stock has a new CUSIP number: 149049 504. Other terms of the common stock are not affected by the reverse stock split.  The common stock will continue to trade under the symbol "CATS."

All stock options and warrants to purchase common stock outstanding and our Common Stock reserved for issuance under the Company's equity incentive plans immediately prior to the reverse stock split were appropriately adjusted by dividing the number of affected shares of common stock by six and, as applicable, multiplying the exercise price by six as a result of the reverse stock split.

Public Offering

On April 25, 2017, we entered into an underwriting agreement with Joseph Gunnar & Co., LLC, as underwriter in connection with a public offering of the Company’s securities. Pursuant to the underwriting agreement, we agreed to issue and sell an aggregate of 3,125,000 shares of Common Stock at a public offering price of $4.80 per share, and the purchase price to the underwriter after discounts and commissions was $4.464 per share. The closing of the offering occurred on April 28, 2017. The Company received $14.8 million in net proceeds in connection with this offering.

Pursuant to the underwriting agreement, we issued to the underwriter a warrant for the purchase of an aggregate of 156,250 shares of Common Stock for an aggregate purchase price of $100. The exercise price of the warrant is equal to 125% of the public offering price in the offering, or $6.00 per share of Common Stock.

NASDAQ Uplisting

In connection with the public offering, our Common Stock began trading on the NASDAQ Capital Market under the symbol “CATS” beginning on April 26, 2017.

Exercise of Over-Allotment Option

Pursuant to the underwriting with Joseph Gunnar & Co., LLC dated April 25, 2017, we agreed to issue to the underwriters a 45-day over-allotment option to purchase up to 468,750 additional shares of Common Stock at the public offering price less the applicable underwriter discount. On May 2, 2017, the underwriter acquired an additional 303,750 shares pursuant to such over-allotment option.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2016.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2016 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

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

Recent Developments

New Directors

On March 11, 2017, our Board of Directors appointed Marc Cummins and Richard J. Berman to serve on our Board of Directors and our Audit Committee, effective immediately. There are no arrangements or understandings between Messrs. Cummins or Berman and any other person pursuant to which they were appointed as our directors. There are no transactions to which we are a party and in which Messrs. Cummins or Berman have a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. Mr. Cummins previously served on our Board of Directors until his resignation on December 15, 2010, and Mr. Berman has not previously held any position at the Company. Neither individual has family relations with any of our directors or executive officers.

Amendments to Outstanding Warrants and Extension of Existing Debentures

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $12.8 million on our balance sheet as of March 31, 2017. Such amendments did not take effect until April 28, 2017.  For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and another accredited investor.

Additionally, in March 2017, we and the holders of an aggregate of approximately $10 million of our existing convertible debentures agreed to extend the maturity dates of such debentures until April 28, 2017.

Reverse Stock Split

On April 21, 2017, we filed a certificate of amendment to our Certificate of Incorporation, as amended and in effect, with the Secretary of State of the State of Delaware, implementing a 1-for-6 reverse stock split of the Company's common stock, pursuant to which each six shares of issued and outstanding common stock converted into one share of common stock. Proportionate voting rights and other rights of common stock holders will not be affected by the reverse stock split.  No fractional shares of common stock were issued as a result of the reverse stock split; stockholders were paid cash in lieu of any such fractional shares. The 1-for-6 reverse stock split became effective at 5:00 p.m., Eastern Time, on April 24, 2017, and our common stock began trading on the OTCQB Marketplace on a post-split basis at the open of trading on April 25, 2017. Our post-reverse split common stock has a new CUSIP number: 149049 504. Other terms of the common stock are not affected by the reverse stock split.  The common stock will continue to trade under the symbol "CATS."

All stock options and warrants to purchase common stock outstanding and our Common Stock reserved for issuance under the Company's equity incentive plans immediately prior to the reverse stock split were appropriately adjusted by dividing the number of affected shares of common stock by six and, as applicable, multiplying the exercise price by six as a result of the reverse stock split.

Public Offering

On April 25, 2017, we entered into an underwriting agreement with Joseph Gunnar & Co., LLC, as underwriter in connection with a public offering of the Company’s securities. Pursuant to the underwriting agreement, we agreed to issue and sell an aggregate of 3,125,000 shares of Common Stock at a public offering price of $4.80 per share, and the purchase price to the underwriter after discounts and commissions was $4.464 per share. The closing of the offering occurred on April 28, 2017. The Company received $14.8 million in net proceeds in connection with this offering.

Pursuant to the underwriting agreement, we issued to the underwriter a warrant for the purchase of an aggregate of 156,250 shares of Common Stock for an aggregate purchase price of $100. The exercise price of the warrant is equal to 125% of the public offering price in the offering, or $6.00 per share of Common Stock.

NASDAQ Uplisting

In connection with the public offering, our Common Stock began trading on the NASDAQ Capital Market under the symbol “CATS” beginning on April 26, 2017.

Exercise of Over-Allotment Option

Pursuant to the underwriting with Joseph Gunnar & Co., LLC dated April 25, 2017, we agreed to issue to the underwriters a 45-day over-allotment option to purchase up to 468,750 additional shares of Common Stock at the public offering price less the applicable underwriter discount. On May 2, 2017, the underwriter acquired an additional 303,750 shares pursuant to such over-allotment option.

Operations

       We currently operate our OnTrak solutions in Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to launch additional customers and increase enrollment and fees throughout 2017. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2017	2016
Revenues
Healthcare services revenues	$1,822	$728

Operating expenses
Cost of healthcare services	1,365	966
General and administrative	2,629	2,187
Depreciation and amortization	39	32
Total operating expenses	4,033	3,185

Loss from operations	(2,211)	(2,457)

Other income	14	65
Interest expense	(2,867)	(333)
Loss on conversion of note	(926)	-
Change in fair value of warrant liability	(5,181)	(228)
Change in fair value of derivative liability	(10,596)	(1,337)
Loss from operations before provision for income taxes	(21,767)	(4,290)
Provision for income taxes	1	2
Net Loss	$(21,768)	$(4,292)

Basic and diluted net loss from operations per share:	$(2.35)	$(0.47)

Basic and diluted weighted number of shares outstanding	9,246	9,168

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three months ended March 31, 2017 was $21.8 million, compared with a net loss of $4.3 million for the same period in 2016. The difference primarily relates to the increase in the loss from change in fair value of warrant liability, the increase in the loss from change in fair value of the derivative liability, and the increase in interest expense for the three months ended March 31, 2017, compared to the same period in 2016.

Revenues

During the three months ended March 31, 2017, we have expanded OnTrak for one customer into two new lines of business and have continued to increase enrollment, which was offset to some extent by two customers exiting certain health exchange and Medicaid markets, which has resulted in a net increase in the number of patients enrolled in our solutions compared with the same period in 2016. For the three months ended March 31, 2017, enrollment increased by more than 13% over the same period in 2016. Recognized revenue increased by $1.1 million, or 150%, for the three months ended March 31, 2017, compared with the same period in 2016. We reserve a portion, and in some cases all, of the fees we receive related to enrolled members, as the fees are subject to performance guarantees or are received as case rates in advance at the time of enrollment. Fees deferred for performance guarantees are recognized when those guarantees are satisfied and fees received in advance are recognized ratably over the period of enrollment. Deferred revenue increased by $418,000 since December 31, 2016.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $399,000 for the three months ended March 31, 2017, compared with the same period in 2016, relates primarily to the increase in members being treated, the addition of care coaches, outreach staff, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in Cost of Healthcare Services during training and ramp-up periods.

General and Administrative Expenses

Total general and administrative expense increased by $443,000 for the three months ended March 31, 2017, compared with the same period in 2016. The increase was due primarily to an increase in legal and investor relations services during the first quarter of 2017.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three months ended March 31, 2017 and 2016, respectively.

Interest Expense

Interest expense increased by $2.5 million for the three months ended March 31, 2017, compared with the same period in 2016. The increase related to the issuance of warrants as part of our January 2017 financings as well as interest related to the December 2016 and January 2017 Convertible Debentures.

Loss of conversion of note

 Loss on conversion of note relates to the conversion of a portion of the December 2016 Convertible Debentures. No such conversion occurred during 2016.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, December 2016, January 2017, February 2017, and March 2017. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The increase in the loss from change in fair value for the warrants was $5.0 million for the three months ended March 31, 2017 compared with the same period in 2016.

We will continue to mark-to-market the warrants to market value each quarter until they are completely settled or expire.

Change in fair value of derivative liability

The increase in the loss from change in fair value of derivative liabilities was $9.3 million for the three months ended March 31, 2017 compared with the same period in 2016. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture.

We will continue to mark-to-market the derivative liability each quarter until they are completely settled.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 12, 2017, we had a balance of approximately $10.1 million cash on hand. We had a working capital deficit of approximately $32.4 million at March 31, 2017. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $488,000 per month, excluding non-current accrued liability payments. In April 2017, we closed on a public offering for aggregate gross proceeds of $16.5 million prior to deducting underwriter discounts, commission and other estimated offering expenses. We expect our current cash resources to cover expenses through at least the next twelve months.

Cash Flows

We used $1.6 million of cash from operating activities during the three months ended March 31, 2017 compared with $1.5 million in the same period in 2016. The increase in cash used in operating activities reflects the increase in the number of members being treated, the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members, and the expansion of our program in Kansas to cover high cost members with anxiety disorders. Significant non-cash adjustments to operating activities for the three months ended March 31, 2017 included a fair value adjustment on derivative liability of $10.6 million, a fair value adjustment on warrant liability of $5.2 million, a loss on conversion of note of $926,000, and issuance costs of $2.6 million related to the January 2017 Convertible Debenture.

Capital expenditures for the three months ended March 31, 2017 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $1.1 million for the three months ended March 31, 2017, compared with net cash provided by financing activities of $858,000 for the three months ended March 31, 2016. Cash provided by financing activities for the three months ended March 31, 2017 consisted of the net proceeds from the convertible debenture provided by Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, in January 2017, leaving a balance of $291,000 in cash and cash equivalents as of March 31, 2017.

As discussed above, we currently expend cash at a rate of approximately $488,000 per month. We also anticipate cash inflow to increase during 2017 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein, with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, the estimation of the fair value of our derivative liability, and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, September 2016, January 2017, February 2017 and March 2017. The warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in some warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

       The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

	March 31, 2017
Expected volatility		93.56%
Risk-free interest rate	1.27	-	1.93%
Weighted average expected lives in years	2	-	5
Expected dividend		0%

For the three months ended March 31, 2017 and 2016, we recognized a loss of $5.2 million and $228,000, respectively, related to the revaluation of our warrant liabilities.

We will continue to mark the warrants to market value each reporting period, using the Black-Scholes pricing model until they are completely settled or expire.

Derivative Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture was $11.40 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion price.  In October 2015, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the July 2015 Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $1.80 per share. The July 2015 Convertible Debenture is unsecured, bears interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and is subject to mandatory prepayment upon the consummation of certain future financings. The derivative liability associated with the July 2015 Convertible Debenture was calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2017
Expected volatility	93.56%
Risk-free interest rate	0.74%
Weighted average expected lives in years	0.08
Expected dividend	0%

For the three months ended March 31, 2017 and 2016, we recognized a loss of $10.6 million and $1.3 million related to the revaluation of our derivative liability, respectively.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three months ended March 31, 2017 and 2016, respectively, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2017 and 2016, respectively.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2017. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.    Risk Factors

There have been no material changes in our risk factors from those disclosed in our most recent Annual Report on Form 10-K, except for those under the subheading “Risks related to our common stock,” which section is hereby amended and restated in its entirety.

Our common stock has limited trading volume, and is therefore susceptible to high price volatility.

Our common stock is quoted on the NASDAQ Capital Market under the symbol “CATS” and has limited trading volume. As such, our common stock is susceptible to significant and sudden price changes. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. We could also subsequently fail to satisfy the standards for listing on the NASDAQ Capital Market, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

Failure to maintain effective internal controls could adversely affect our operating results and the market for our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we maintain internal controls over financial reporting that meet applicable standards. As with many smaller companies with small staff, material weaknesses in our financial controls and procedures may be discovered. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and adversely affect our ability to raise capital.

We executed a reverse stock split in order to up-list to the NASDAQ Capital Market. The reduction in our outstanding shares may result in reduced liquidity for all stockholders and in increased volatility in our stock price over time.

The reduced trading volume which results from the decreased number of shares that are publically held may make it more difficult to buy or sell our stock, even though we are listed on the NASDAQ Capital Market. The reduced volume of stock trades that may result as a consequence of the reverse stock split may also increase the volatility of our stock price over time.

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

 We cannot be sure that our share price will comply with the requirements for continued listing of our common stock on the NASDAQ Capital Market in the future, or that we will comply with the other continued listing requirements. If our shares of Common Stock lose their status on the NASDAQ Capital Market, we believe that our shares of Common Stock would likely be eligible to be quoted on the OTCQB. Our shares of Common Stock may also be quoted on the Over-the-Counter Bulletin Board, an electronic quotation service maintained by the Financial Industry Regulatory Authority. These markets are generally not considered to be as efficient as, and not as broad as, the NASDAQ Capital Market. Selling our shares of Common Stock on these markets could be more difficult because smaller quantities of shares would likely be bought and sold, and transactions could be delayed. In addition, in the event our shares of Common Stock are delisted, broker-dealers have certain regulatory burdens imposed upon them, which may discourage broker-dealers from effecting transactions in our Common Stock, further limiting the liquidity of our Common Stock. These factors could result in lower prices and larger spreads in the bid and ask prices for our Common Stock.

If securities or industry analysts do not publish research or reports about us, if they change their recommendations regarding our stock adversely or if our operating results do not meet their expectations, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us. If analysts do not publish research reports or one or more of these analysts who were publishing research cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.

Approximately 61% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

10,467,797 shares are beneficially held of record by Acuitas, whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 61% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of May 12, 2017, approximately 11.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of May 12, 2017, we have outstanding options to purchase approximately 243,853 shares of our common stock and warrants to purchase approximately 1,921,528 shares of our common stock at prices ranging from $1.80 to $6,360.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

If persons engage in short sales of our common stock, the price of our common stock may decline.

Selling short is a technique used by a stockholder to take advantage of an anticipated decline in the price of a security. In addition, holders of options and warrants will sometimes sell short knowing they can, in effect, cover through the exercise of an option or warrant, thus locking in a profit. A significant number of short sales or a large volume of other sales within a relatively short period of time can create downward pressure on the market price of a security. Further sales of common stock issued upon exercise of our outstanding warrants could cause even greater declines in the price of our common stock due to the number of additional shares available in the market upon such exercise, which could encourage short sales that could further undermine the value of our common stock. You could, therefore, experience a decline in the value of your investment as a result of short sales of our common stock.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of May 12, 2017, we had outstanding warrants to purchase an aggregate of 1,921,528 shares of common stock at exercise prices ranging from $1.80 to $18.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2017, we entered into a subscription agreement with Acuitas pursuant to which we received gross proceds of $1,300,000 in consideration for the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 and ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the convertible debenture, at an exercise price of $0.85 per share. In addition, any warrants issued in conjunction with the bridge notes currently outstanding with Acuitas were increased by an additional 25% warrant coverage. The warrants included a mechanism pursuant to which, subject to certain exempt issuances, the exercise price would be adjusted if the Company issues shares of common stock below the exercise price.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit 3.1	Certificate of Amendment to the Certificate of Incorporation, as amended and in effect, of Catasys, Inc., filed with the Secretary of State of Delaware on April 21, 2017, incorporated by reference to Exhibit 3.1 of Catasys, Inc.’s, Form 8-K, filed with the Securities and Exchange Commission on April 25, 2017.
Exhibit 4.1	Form of Warrant to Purchase Common Stock, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.
Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.
Date: May 15, 2017	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2017	By:	/s/ SUSAN ETZEL
Susan Etzel
Chief Financial Officer (Principal Financial and Accounting Officer)