Form 10-Q
period 2017-09-30
CATASYS, INC.
filed 2017-11-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes☐            No☑

As of November 13, 2017, there were 15,889,171 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise stated or the context otherwise requires, the terms “we,” “us,” “our” or the “Company” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	September 30,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$6,926	$851
Receivables, net of allowance for doubtful accounts of $277 and $0, respectively	709	1,052
Prepaids and other current assets	307	420
Total current assets	7,942	2,323
Long-term assets
Property and equipment, net of accumulated depreciation of $1,751 and $1,620, respectively	553	410
Deposits and other assets	371	371
Total Assets	$8,866	$3,104

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$806	$870
Accrued compensation and benefits	901	2,089
Deferred revenue	3,180	1,525
Other accrued liabilities	579	575
Short term debt, related party, net of discount $0 and $216, respectively	-	9,796
Derivative liability	-	8,122
Total current liabilities	5,466	22,977
Long-term liabilities
Deferred rent and other long-term liabilities	49	117
Capital leases	6	31
Warrant liabilities	41	5,307
Total Liabilities	5,562	28,432

Stockholders' equity/(deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 15,889,171 and 9,214,743 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2	1
Additional paid-in-capital	293,945	254,390
Accumulated deficit	(290,643)	(279,719)
Total Stockholders' Equity/(Deficit)	3,304	(25,328)
Total Liabilities and Stockholders' Equity/(Deficit)	$8,866	$3,104

* The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Healthcare services revenues	$1,195	$1,336	$4,682	$3,287

Operating expenses
Cost of healthcare services	1,664	1,253	4,361	3,381
General and administrative	2,575	2,195	8,144	6,518
Depreciation and amortization	47	38	131	102
Total operating expenses	4,286	3,486	12,636	10,001

Loss from operations	(3,091)	(2,150)	(7,954)	(6,714)

Other income	16	15	44	90
Interest expense	(1)	(3,215)	(3,408)	(4,139)
Loss on conversion of note	-	-	(1,356)	-
Loss on issuance of common stock	-	-	(145)	-
Change in fair value of derivative liability	-	(3,484)	132	(6,328)
Change in fair value of warrant liability	(2)	1,423	1,767	673
Loss from operations before provision for income taxes	(3,078)	(7,411)	(10,920)	(16,418)
Provision for income taxes	2	2	4	7
Net Loss	$(3,080)	$(7,413)	$(10,924)	$(16,425)

Basic and diluted net loss from operations per share:	$(0.19)	$(0.81)	$(0.84)	$(1.79)

Basic weighted number of shares outstanding	15,889	9,174	13,031	9,170

*The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017.

See accompanying notes to the financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2017	2016
Operating activities:
Net loss	$(10,924)	$(16,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	131	102
Amortization of debt discount and issuance costs included in interest expense	3,335	3,673
Provision for doubtful accounts	307	46
Deferred rent	(60)	(52)
Share-based compensation expense	191	523
Common stock issued for services	181	-
Loss on conversion of convertible debenture	1,356	-
Loss on issuance of common stock	145	-
Fair value adjustment on warrant liability	(1,767)	(673)
Fair value adjustment on derivative liability	(132)	6,328
Changes in current assets and liabilities:
Receivables	36	(345)
Prepaids and other current assets	113	270
Deferred revenue	1,655	1,548
Accounts payable and other accrued liabilities	85	554
Net cash used by operating activities	$(5,348)	$(4,451)

Investing activities:
Purchases of property and equipment	$(274)	$(102)
Deposits and other assets	-	16
Net cash used by investing activities	$(274)	$(86)

Financing activities:
Proceeds from the issuance of common stock and warrants	$16,458	$-
Proceeds from issuance of bridge loan	1,300	-
Payments on convertible debenture	(4,363)	-
Proceeds from issuance of senior promissory note, related party	-	5,505
Proceeds from advance from related party	-	225
Payment on advance from related party	-	(225)
Transactions costs	(1,667)	-
Capital lease obligations	(31)	(41)
Net cash provided by financing activities	$11,697	$5,464

Net increase in cash and cash equivalents	$6,075	$927
Cash and cash equivalents at beginning of period	851	916
Cash and cash equivalents at end of period	$6,926	$1,843

Supplemental disclosure of cash paid
Interest	$-	$-
Income taxes	$40	$46
Supplemental disclosure of non-cash activity
Common stock issued for services	$181	-
Common stock issued for conversion of debt and accrued interest	$7,163	-
Common stock issued upon settlement of deferred compensation to officer	$1,122	-
Common stock issued for exercise of warrants	$-	$45
Property and equipment acquired through capital leases and other financing	$-	$34

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2017, we had $6.8 million in cash and cash equivalents exceeding federally insured limits.

For the nine months ended September 30, 2017, three customers accounted for approximately 90% of the Company’s revenues and five customers accounted for approximately 96% of accounts receivable.

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

Common equivalent shares, consisting of 2,255,381 and 1,178,821 shares for the nine months ended September 30, 2017 and 2016, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At September 30, 2017, we had 243,853 vested and unvested shares outstanding and 2,333,334 shares available for future awards under the 2017 Plan.

Share-based compensation expense attributable to continuing operations were $32,000 and $191,000 for the three and nine months ended September 30, 2017, compared with $174,000 and $523,000 for the same periods in 2016, respectively.

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

Share-based compensation expense recognized for employees and directors for the three and nine months ended September 30, 2017 was $32,000 and $191,000, compared with $174,000 and $523,000, for the same periods in 2016, respectively.

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to employees and directors during the three and nine months ended September 30, 2017 and 2016, respectively, under the 2017 Plan. Employee and director stock option activity for the three and nine months ended September 30, 2017 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2016	244,046	$39.06

Granted	-	$-
Cancelled	(193)	$(245.47)

Balance March 31, 2017	243,853	$38.90

Granted	-	$-
Cancelled	-	$-

Balance June 30, 2017	243,853	$38.90

Granted	-	$-
Cancelled	-	$-

Balance September 30, 2017	243,853	$38.90

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2017 and 2016, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2017, there was $127,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2017 Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.02 years.

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

There were no options issued to non-employees for the three and nine months ended September 30, 2017 or during the same periods in 2016.

There was no share based compensation expense relating to stock options and warrants recognized for the non-employees for the three and nine months ended September 30, 2017 or during the same periods in 2016.

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

In April 2017, several investors, including Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, and Shamus, LLC (“Shamus”), a Company owned by David E. Smith, a member of our board of directors, exercised their option to convert their convertible debentures and received 2,982,994 shares of common stock. There was a loss on the conversion of the convertible debentures of $1.4 million for the nine months ended September 30, 2017.

In April 2017, Terren S. Peizer agreed to settle his deferred salary balance of $1.1 million for 233,734 shares of common stock. As a result, we recognized a loss on settlement of liability totaling $83,807 which is recorded to loss on issuance of common stock.

In April 2017, we filed a certificate of amendment to our Certificate of Incorporation, as amended and in effect, with the Secretary of State of the State of Delaware, implementing a 1-for-6 reverse stock split of our common stock, pursuant to which each six shares of issued and outstanding common stock converted into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split.  No fractional shares of common stock were issued as a result of the reverse stock split; stockholders were paid cash in lieu of any such fractional shares.

All stock options and warrants to purchase common stock outstanding and our common stock reserved for issuance under our equity incentive plans immediately prior to the reverse stock split were appropriately adjusted by dividing the number of affected shares of common stock by six and, as applicable, multiplying the exercise price by six as a result of the reverse stock split.

There were 0 and 28,985 shares of common stock issued in exchange for investor relations services during the three and nine months ended September 30, 2017 and no common stock issued in exchange for investor relations services during the same period in 2016. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of September 30, 2017.  As such, we have not recorded a provision for income tax for the period ended September 30, 2017.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2017 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value:

	Balance at September 30, 2017

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	41	41
Total liabilities	-	-	41	41

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2017, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt financing. In accordance with current accounting rules, the warrant liabilities with anti-dilution protection are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2017:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2016	$5,307	Balance as of December 31, 2016	$8,122
Issuance of warrants	2,405	Issuance of convertible debentures	-
Change in fair value	5,181	Change in fair value	10,596
Balance as of March 31, 2017	$12,893	Balance as of March 31, 2017	$18,718

Issuance (exercise) of warrants, net	269	Issuance of convertible debentures	-
Change in fair value	(6,950)	Change in fair value	(10,728)
Write off of warrants	(6,174)	Write off of derivative liability	(7,990)
Balance as of June 30, 2017	$38	Balance as of June 30, 2017	$-

Issuance (exercise) of warrants, net	-	Issuance of convertible debentures	-
Expiration of warrants	-	Expiration of warrants	-
Change in fair value	2	Change in fair value	-
Balance as of September 30, 2017	$40	Balance as of September 30, 2017	$-

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

Warrant Liabilities

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $5.3 million on our balance sheet as of December 31, 2016. Such amendments were contingent upon and did not take effect until the closing of the public offering. For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas and another accredited investor, who received additional warrants to purchase 31,167 and 13,258 shares of our common stock. In addition, several warrant agreements that had anti-dilution protection had a provision in the agreement that upon an up-listing to NASDAQ, the anti-dilution protection would be removed. The up-listing to NASDAQ occurred on April 26, 2017. The elimination of the anti-dilution provision resulted in the write-off of $6.2 million of the warrant liability as of September 30, 2017.

        In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which we received aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of our common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock. Acuitas agreed to extend the maturity date of the January 2017 Convertible Debenture to April 30, 2017 or until we completes a public offering, whichever came first. In April 2017, we used the net proceeds from the public offering to repay the Loan Amount including interest of $1.3 million.

       The January 2017 Warrants include, among other things, price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the January 2017 Warrants will be adjusted if we issue shares of our common stock at a price that is less than the then exercise price of the January 2017 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the termination date of the January 2017 Warrants, (ii) such time as the January 2017 Warrants are exercised or (iii) contemporaneously with the listing of our shares of common stock on a registered national securities exchange.

       In connection with the Subscription Agreement described above, the number of Shamus warrants issued as part of the December 2016 Convertible Debenture were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 14,706 shares of the Company’s common stock.

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

September 30, 2017
Expected volatility	93.56%
Risk-free interest rate	1.62%
Weighted average expected lives in years	2.54
Expected dividend	0%

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

For the three and nine months ended September 30, 2017, we recognized a loss of $2,000 and a gain of $1.8 million, respectively, compared with a gain of $1.4 million and $673,000 for the same periods in 2016, respectively, related to the revaluation of our warrant liabilities.

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

For the three and nine months ended September 30, 2017, we recognized a gain of $0 and $132,000, respectively, compared with a loss of $3.5 million and $6.3 million for the same periods in 2016, related to the revaluation of our derivative liability.

Recently Issued or Newly Adopted Accounting Standards

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods. We are currently assessing whether the adoption of ASU 2016-10 will have a material effect on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial position or results of operations.

Note 3. Related Party Disclosure

In January 2017, we entered into the Subscription Agreement with Acuitas pursuant to which we received aggregate gross proceeds of $1.3 million and warrants to purchase 254,904 shares of common stock. In April 2017, we used the net proceeds from the public offering to repay the Loan Amount including interest of $1.3 million.

In January 2017, in connection with the Subscription Agreement described above, the number of Acuitas warrants issued as part of the December 2016 Convertible Debenture were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 137,883 shares of our common stock.

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

In April 2017, Acuitas purchased 181,154 shares of common stock for $869,539 in proceeds in connection with the public offering.

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

In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of approximately $223,000 as of September 30, 2017.

       In January 2017, in connection with the Subscription Agreement described above, the number of Shamus warrants issued as part of the December 2016 Convertible Debenture were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 14,706 shares of our common stock.

In March 2017, Shamus converted $1.3 million of their December 2016 Convertible Debentures and accrued interest for 276,204 shares of our common stock.

Note 4. Short-term Debt

       In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which we received aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) 254,904 five-year warrants to purchase shares of the Company’s common stock which is equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock. Acuitas agreed to extend the maturity date of the January 2017 Convertible Debenture to April 30, 2017 or until we completed a public offering, whichever came first. In April 2017, we used the net proceeds from the public offering to repay the Loan Amount including interest of $1.3 million.

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

OVERVIEW

General

We provide big data based analytics and predictive modeling driven behavioral healthcare services to health plans through our OnTrak solution. Our OnTrak solution is designed to improve member health and at the same time lower costs to the insurer for underserved populations where behavioral health conditions are causing or exacerbating co-existing medical conditions. The program utilizes proprietary analytics and proprietary enrollment, engagement and behavioral modification capabilities to assist members who otherwise do not seek care through a patient centric treatment that integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. Our initial focus was members with substance use disorders, but we have expanded our solution to assist members with anxiety and depression. We currently operate our OnTrak solutions in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.

Recent Developments

Amendments to Outstanding Warrants and Extension of Existing Debentures

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $5.3 million on our balance sheet as of December 31, 2016. Such amendments were contingent upon and did not take effect until the closing of the public offering described below. For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas and another accredited investor, who received additional warrants to purchase 31,167 and 13,258 shares of our common stock. In addition, several warrant agreements that had anti-dilution protection had a provision in the agreement that upon an up-listing to NASDAQ, the anti-dilution protection would be removed. The up-listing to NASDAQ occurred on April 26, 2017. The elimination of the anti-dilution provision resulted in the write-off of $6.9 million of the warrant liability as of September 30, 2017.

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

All stock options and warrants to purchase common stock outstanding and our common stock reserved for issuance under our equity incentive plans immediately prior to the reverse stock split were appropriately adjusted by dividing the number of affected shares of common stock by six and, as applicable, multiplying the exercise price by six as a result of the reverse stock split.

Public Offering

On April 25, 2017, we entered into an underwriting agreement with Joseph Gunnar & Co., LLC (“Joseph Gunnar”), as underwriter in connection with a public offering of our securities. Pursuant to the underwriting agreement, we agreed to issue and sell an aggregate of 3,125,000 shares of common stock at a public offering price of $4.80 per share, and the purchase price to the underwriter after discounts and commissions was $4.464 per share. The closing of the offering occurred on April 28, 2017.

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

Operations

        We currently operate our OnTrak solutions in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to launch additional customers and increase enrollment and fees throughout 2017. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Healthcare services revenues	$1,195	$1,336	$4,682	$3,287

Operating expenses
Cost of healthcare services	1,664	1,253	4,361	3,381
General and administrative	2,575	2,195	8,144	6,518
Depreciation and amortization	47	38	131	102
Total operating expenses	4,286	3,486	12,636	10,001

Loss from operations	(3,091)	(2,150)	(7,954)	(6,714)

Other income	16	15	44	90
Interest expense	(1)	(3,215)	(3,408)	(4,139)
Loss on conversion of note	-	-	(1,356)	-
Loss on issuance of common stock	-	-	(145)	-
Change in fair value of derivative liability	-	(3,484)	132	(6,328)
Change in fair value of warrant liability	(2)	1,423	1,767	673
Loss from operations before provision for income taxes	(3,078)	(7,411)	(10,920)	(16,418)
Provision for income taxes	2	2	4	7
Net Loss	$(3,080)	$(7,413)	$(10,924)	$(16,425)

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three and nine months ended September 30, 2017 was $3.1 million and $10.9 million, compared with a net loss of $7.4 million and $16.4 million for the same periods in 2016, respectively. The difference primarily relates to the change in fair value of warrant liability and derivative liability for the three and nine months ended September 30, 2017, compared to the same periods in 2016.

Revenues

During the nine months ended September 30, 2017, we have expanded OnTrak for one customer into two new lines of business, another customer expanded into their largest state by membership, and launched enrollment with a new health plan in Oklahoma. In addition, at the end of the second quarter 2017 we saw a significant increase in our eligible member population as a result of another customer with programs in eight states resolving a previous data extraction issue. That increase in eligible membership is expected to primarily impact future quarters. These expansions were offset to some extent by two customers exiting certain health exchange and Medicaid markets, and one customer suspending new enrollments. Overall, there was a net increase in the number of patients enrolled in our solutions compared with the same period in 2016. Enrolled members as of September 30, 2017 was 33% greater than September 30, 2016. Recognized revenue decreased by $141,000 and increased by $1.4 million, or (11)% and 42%, for the three and nine months ended September 30, 2017, compared with the same periods in 2016, respectively. We reserve a portion, and in some cases all, of the fees we receive related to enrolled members, as the fees are subject to performance guarantees or are received as case rates in advance at the time of enrollment. Fees deferred for performance guarantees are recognized when those guarantees are satisfied and fees received in advance are recognized ratably over the period of enrollment. Deferred revenue increased by $1.7 million from December 31, 2016.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $411,000 and $979,000 for the three and nine months ended September 30, 2017, compared with the same periods in 2016, respectively, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in Cost of Healthcare Services during training and ramp-up periods.

General and Administrative Expenses

Total general and administrative expense increased by $379,000 and $1.6 million for the three and nine months ended September 30, 2017, compared with the same periods in 2016. The increase was due primarily to an increase in salaries to service our contracts and increasing number of enrolled members, investments in key personnel to support future growth, and investor relations services during the nine months ended September 30, 2017.

Depreciation and Amortization

Depreciation and amortization was immaterial for the three and nine months ended September 30, 2017 and 2016, respectively.

Interest Expense

Interest expense decreased by $3.2 million and $731,000 for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The decrease is primarily related to the value of the warrants issued during the third quarter of 2016 for the 2016 Convertible Debentures as well as the amortization of the debt discount on the 2016 Convertible Debentures. No such issuance occurred during the third quarter of 2017.

Loss of conversion of note

      Loss on conversion of note during the three and nine months ended September 30, 2017 relates to the conversion of the July 2015 convertible debenture and a portion of the December 2016 convertible debentures. No such conversion occurred during 2016.

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

The change in fair value for the warrants was $1.4 million and $1.1 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016, respectively.

In April 2017, we removed the anti-dilution protection in most of our warrants. We will continue to mark-to-market the remaining warrants with anti-dilution protection to market value each quarter-end until they are completely settled or expire.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $3.5 million and $6.2 million for the three and nine months ended September 30, 2017, respectively, compared with the same periods in 2016. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture, which was converted into 2,385,111 shares of common stock in April 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 13, 2017, we had a balance of approximately $5.9 million cash on hand. We had working capital of approximately $2.5 million as of September 30, 2017. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $588,000 per month, excluding non-current accrued liability payments. In April 2017, we closed on a public offering for aggregate gross proceeds of $16.5 million prior to deducting underwriter discounts, commission and other estimated offering expenses. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Cash Flows

We used $5.3 million of cash for operating activities during the nine months ended September 30, 2017 compared with $4.5 million in the same period in 2016. The increase in cash used in operating activities reflects the increase in the number of members being treated, the addition of care coaches and clinical care coordinators to our staff to manage the increasing number of enrolled members, the expansion of our program for one customer into two new lines of business, another customer expanding into their largest state by membership, and the launch of a new health plan in Oklahoma. In addition, at the end of the second quarter 2017 we saw a significant increase in our eligible member population as a result of another customer with programs in either states resolving a previous data extraction issue. Significant non-cash adjustments to operating activities for the nine months ended September 30, 2017 included a loss on conversion of convertible debentures of $1.4 million, a fair value adjustment on warrant liability of $1.8 million, and amortization of debt discount and issuance costs of $3.3 million related to the January 2017 convertible debenture.

Capital expenditures for the nine months ended September 30, 2017 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, and our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $11.7 million for the nine months ended September 30, 2017, compared with net cash provided by financing activities of $5.5 million for the nine months ended September 30, 2016, respectively. Cash provided by financing activities for the nine months ended September 30, 2017 consisted of the gross proceeds from the issuance of common stock from the public offering of $16.5 million, the gross proceeds from the convertible debenture provided by Acuitas Group Holdings, LLC (“Acuitas”), one hundred percent (100%) of which is owned by Terren S. Peizer, Chairman and Chief Executive Officer of the Company, in January 2017 of $1.3 million, offset by transaction costs of $1.7 million for the public offering and the payment of convertible debentures of $4.4 million leaving a balance of $6.9 million in cash and cash equivalents at September 30, 2017.

As discussed above, we currently expend cash at a rate of approximately $588,000 per month. We also anticipate cash inflow to increase during 2017 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we had no off-balance sheet arrangements.

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

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

September 30, 2017
Expected volatility	93.56%
Risk-free interest rate	1.62%
Weighted average expected lives in years	2.54
Expected dividend	0%

For the three and nine months ended September 30, 2017, we recognized a loss of $2,000 and a gain of $1.8 million, respectively, compared with a gain of $1.4 million and $673,000 for the same periods in 2016, respectively, related to the revaluation of our warrant liabilities.

In April 2017, we removed the anti-dilution protection in most of our warrants. We will continue to mark-to-market the remaining warrants with anti-dilution protection to market value each quarter-end until they are completely settled or expire.

Derivative Liabilities

In July 2015, we entered into a $3.55 million 12% Original Issue Discount Convertible Debenture due January 18, 2016 with Acuitas (the “July 2015 Convertible Debenture”). The conversion price of the July 2015 Convertible Debenture is $11.40 per share, subject to adjustments, including for issuances of common stock and common stock equivalents below the then current conversion or exercise price, as the case may be.  In October 2016, we entered into an amendment of the July 2015 Convertible Debenture which extended the maturity date of the Convertible Debenture from January 18, 2016 to January 18, 2017. In addition, the conversion price of the July 2015 Convertible Debenture was subsequently adjusted to $1.80 per share. The July 2015 Convertible Debentures are unsecured, bear interest at a rate of 12% per annum payable in cash or shares of common stock, subject to certain conditions, at our option, and are subject to mandatory prepayment upon the consummation of certain future financings. Acuitas agreed to extend the maturity date of the July 2015 Convertible Debenture to April 30, 2017 or until we completed a public offering, whichever comes first. In April 2017, the July 2015 Convertible Debenture was converted into 2,385,111 shares of common stock and the derivative liability was written off.

For the three and nine months ended September 30, 2017, we recognized a gain of $0 and $132,000, respectively, compared with a loss of $3.5 million and $6.3 million for the same periods in 2016, related to the revaluation of our derivative liability.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the nine months ended September 30, 2017 and 2016, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2017 and 2016.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We are currently evaluating the potential impact of this standard on our consolidated financial statements, as well as the available transition methods. We are currently assessing whether the adoption of ASU 2016-10 will have a material effect on our consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of ASU 2016-09 did not have a material effect on our consolidated financial position or results of operations.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2017. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CATASYS, INC.

Date: November 14, 2017	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)