Form 10-K
period 2017-12-31
CATASYS, INC.
filed 2018-03-07
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
		[Do not check if a smaller reporting company]	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐	No ☑

As of June 30, 2017, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $21,329,027 based on the $4.57 closing bid price of the common stock on The NASDAQ Capital Market on that date.

As of March 2, 2018, there were 15,913,171 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2017

In this Annual Report on Form 10-K, except as otherwise stated or the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us” or “our” refer to Catasys, Inc., and our wholly owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

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

ITEM 1.      BUSINESS

Overview

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human intervention, to deliver improved member health and cost savings to health plans through integrated technology enabled treatment solutions. It is our mission to provide access to affordable and effective care, thereby improving health and reducing cost of care for people who suffer from the medical consequences of behavioral health conditions; helping these people and their families achieve and maintain better lives.

Our OnTrak solution--contracted with a growing number of national and regional health plans--is designed to treat members with behavioral conditions that cause or exacerbate co-existing medical conditions. We have a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance matched with data driven motivational and consumer engagement technologies.

OnTrak integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. The program is currently improving member health and, at the same time, is demonstrating reduced inpatient and emergency room utilization, driving a more than 54 percent reduction in total health insurers' costs for enrolled members. OnTrak is available to members of several leading health plans in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

Substance dependence is a worldwide problem with prevalence rates continuing to rise despite the efforts by national and local health authorities to curtail its growth. Substance dependence disorders affect many people and have wide-ranging social consequences. In 2016, an estimated 20.1 million adults in the United States (U.S.) met the criteria for substance dependence, according to the National Survey of Drug Use and Health.

We believe the best results in treating substance dependence can be achieved in programs such as our OnTrak solution that integrate psychosocial and medical treatment modalities and provide longer term support on an out-patient basis.

Anxiety Disorders

According to the National Institute of Mental Health, anxiety disorders are the most common mental illness in the U.S., affecting an estimated 19.1% of adults aged 18 years or older. People with anxiety disorders are:

●	Three to five times more likely to go to the doctor; and
●	Six times more likely to be hospitalized for psychiatric disorders.

Mood Disorders

In 2016, an estimated 10.3 million U.S. adults aged 18 or older, or approximately 4.3% of all U.S. adults, had at least one major depressive episode in the past year, according to the National Institute of Mental Health. Patients with substance dependence and mood disorders were ranked four out of the top 10 reasons leading to readmission rates for Medicaid patients.

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

Our Customers

Our customers provide health insurance to individuals or groups (Contracted Membership). We contract with our customers to provide our OnTrak solution to the customers’ Contracted Membership generally in specific lines of business (e.g., commercial, Medicare, Medicaid, etc.) and/or specific states or other geographical areas and for specific indications, such as substance use disorders and, more recently, anxiety and depression. We refer to the Contracted Membership to whom we are providing the OnTrak solution as Covered Lives. Generally, we receive data relating to the Covered Lives on a regular basis from our customers. We use that data to identify members who meet our contractual eligibility requirements (Eligible Members) and we attempt to engage and enroll those members in our OnTrak solution. Our Eligible Members can fluctuate significantly from month to month due to fluctuations in our customers’ Contracted Membership and changes in eligibility due to changes in claims or eligibility data provided to us by our customers. Based on our analysis of the data provided to us by our customers, approximately 0.45% of the adult Contracted Membership in a commercial line of business is anticipated to be eligible for our OnTrak solution. Based on our analysis, Medicare and Medicaid lines of business average approximately 1.13% of the adult members anticipated to be eligible for our OnTrak solution. Further, our preliminary data analysis shows that adding anxiety and depression indications to our Covered Lives will increase our pool of Eligible Members substantially. Based on the latest data provided by one of our customers that has contracted for us to provide OnTrak for anxiety, adding the anxiety and depression indications are anticipated to increase the number of Eligible Members by approximately four times over substance use disorders alone. There are fluctuations in the number of Eligible Members across customers and geographies. Our analysis to date is based on limited data, and in some cases like anxiety and depression, very limited data. There can be no assurance that the data we have analyzed to date will be predictive of the future or that the portion of Covered Lives that are eligible for our programs will not change in the future. In addition, the percentage of Eligible Members in any lines of Covered Lives may fluctuate substantially from period to period.

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

The OnTrak solution was developed by behavioral health experts with years of clinical experience. This experience has helped to form key areas of expertise that we believe sets our solution apart from other programs, including member engagement, working directly with the member treatment team and a more fully integrated treatment offering.

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

Clinical and financial outcomes from the OnTrak solution have shown that OnTrak enrolled members achieve an average gross cost reduction of more than 54% for the year after enrollment compared to the 12 months prior to enrollment. In addition, to date, approximately 80% of members who have remained eligible have been retained in the program.

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

Our Strategy

Our business strategy is to provide a quality integrated medical and behavioral program to help health plans treat and manage health plan members whose behavioral health conditions are exacerbating co-existing medical conditions resulting in increased in-patient medical costs. Our initial focus was members with substance use disorder, and we have expanded our solution into anxiety disorders and depression.

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

As of March 2, 2018, we have contracts with ten health plans, two of which have merged and are in the process of integrating operations. We are enrolling patients under nine of these contracts.

We are currently marketing our OnTrak solution to managed care health plans on a case rate, monthly fee, or fee for service basis, which involves educating third party payors on the disproportionately high cost of their substance dependent population and demonstrating the potential for improved clinical outcomes and reduced cost associated with using our program.

Competition

Healthcare Services

Our OnTrak solution to date has focused primarily on substance dependence, anxiety and depression, and is marketed to health plans and other insurance payers. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We compete with companies such as AbleTo and Health Integrated that offer coaching, and in the case of Health Integrated, a product that addresses the costs of members with substance dependence and other behavioral health conditions.  There are several companies that seek to utilize digital approaches to treat behavioral health conditions or use data analytics and digital technologies to identify health plan members with behavior health conditions and try to match them to treatment providers.  Some of these companies also utilize care coaches or online therapists to enhance their digital models.  A small number of these have secured reimbursement for their products or services from health plans.  We believe these providers are serving a different segment of the market and do not provide an end-to-end integrated solution with financial outcomes.  We believe our product is the most comprehensive one to focus exclusively on engaging and treating high-cost members whose anxiety, depression, or substance use disorders are exacerbating co-existing medical conditions through our network of providers using specially designed treatment regimens.

In addition, managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs) frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.  We compete to differentiate our integrated program for high utilizing substance dependence, anxiety, and depression members, which seeks to increase treatment and impact the overall health care costs of the members, from the population utilization management programs that MBHOs offer to manage a health benefit.

We believe that our ability to offer customers an outcomes-based comprehensive and integrated solution, including the utilization of innovative medical and psychosocial treatments and engagement methodologies, and our network of treatment providers, will enable us to compete effectively.  However, there can be no assurance that we will not encounter more effective competition in the future, which would limit our ability to maintain or increase our business.

Once we contract with a third-party payor, we implement our program in conjunction with the third-party payor and then commence outreach to eligible members to enroll them in our OnTrak solution. In this enrollment process, we compete against numerous other providers of behavioral health treatment programs, facilities and providers for those members that elect to receive treatment for their behavioral health conditions (see Treatment Programs below). We believe we provide members with a lower cost and more comprehensive solution, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers, the cost of such treatment may be paid in whole or in part by our health plan customer.

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

Employees

As of March 2, 2018, we employed 136 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At December 31, 2017, cash and cash equivalents was approximately $4.8 million and accumulated deficit was approximately $293 million. During the twelve months ended December 31, 2017, our cash and cash equivalents used by operating activities was $6.9 million. Although we have taken actions to increase our revenue and we may need to additional financing, there can be no assurance that we will be successful in our efforts. We may not be successful in raising necessary funds on acceptable terms or at all, and we may not be able to offset our operating losses by sufficient reductions in expenses and increases in revenue. If this occurs, we may be unable to meet our cash obligations as they become due and we may be required to further delay or reduce operating expenses and curtail our operations, which would have a material adverse effect on us.

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

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We may require additional funds before we achieve positive cash flows and we may never become cash flow positive.

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

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not utilizing different outcomes measures. In addition, even if our customers determine our solutions are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient or that our programs do not have a high enough return on investment. Our success is dependent on our ability to enroll third-party payor members in our OnTrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

As of December 31, 2017, we had net operating loss carryforwards (NOLs) of approximately $235 million for federal income tax purposes that will begin to expire in 2025. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

We have not held regular annual meetings in the past, and if we are required by the Delaware Court of Chancery to hold an annual meeting pursuant to Section 211(c) of the Delaware General Corporation Law (the “DGCL”), it could result in the unanticipated expenditure of funds, time and other Company resources.

Section 2.1 of the Company’s By-Laws provides that an annual meeting shall be held each year on a date and at a time designated by the Company’s Board of Directors, and Section 211(b) of the DGCL provides for an annual meeting of stockholders to be held for the election of directors. Section 211(c) of the DGCL provides that if there is a failure to hold the annual meeting for a period of 13 months after the latest to occur of the organization of the corporation, its last annual meeting or last action by written consent to elect directors in lieu of an annual meeting, the Delaware Court of Chancery may order a meeting to be held upon the application of any stockholder or director. Section 211(c) also provides that the failure to hold an annual meeting shall not affect otherwise valid corporate acts or result in a forfeiture or dissolution of the corporation.

We have not held regular annual meetings in the past because a substantial majority of our stock is owned by a small number of stockholders, making it easy to obtain written consent in lieu of a meeting when necessary. In light of our historical liquidity constraints, handling matters by written consent has allowed the Company to save on the financial and administrative resources required to prepare for and hold such annual meetings. Additionally, we listed our common stock on The NASDAQ Capital Market in April 2017. Pursuant to NASDAQ’s corporate governance requirements, the Company will be obligated to hold regular annual meetings in the future, and it is currently contemplated that we will hold such meetings beginning in 2018.

To our knowledge, no stockholder or director has requested the Company’s management to hold such an annual meeting and no stockholder or director has applied to the Delaware Court of Chancery seeking an order directing the Company to hold a meeting. However, if one or more stockholders or directors were to apply to the Delaware Court of Chancery seeking such an order, and if the Delaware Court of Chancery were to order an annual meeting before the Company was prepared to hold one, the preparation for the annual meeting and the meeting itself could result in the unanticipated expenditure of funds, time, and other Company resources.

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

10,467,605 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 61% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 2, 2018, approximately 4.7 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 2, 2018, we have outstanding options to purchase approximately 1,885,052 shares of our common stock and warrants to purchase approximately 2,035,528 shares of our common stock at prices ranging from $1.80 to $6,312.00 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

A few of our outstanding warrants contain anti-dilution provisions that, if triggered, could cause substantial dilution to our then-existing stockholders and adversely affect our stock price.

A few of our outstanding warrants contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock for a per share price less than the exercise price of our warrants, the exercise price, or in the case of some of our warrants the exercise price and number of shares of common stock, will be reduced. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than our existing warrants, then the anti-dilution provisions would be triggered, thus possibly causing substantial dilution to our then-existing shareholders if such warrants are exercised. Such anti-dilution provisions may also make it more difficult for us to obtain financing.

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market, which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 2, 2018, we had outstanding warrants to purchase an aggregate of 2,035,528 shares of common stock at exercise prices ranging from $1.80 to $18.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2017, is set forth below:

Location	Use	Approximate Area in Square Feet
11601 Wilshire Blvd., Suite 1100 Los Angeles, California 90025	Principal executive and administrative offices	9,120

Our principal executive and administrative offices are located in Los Angeles, California, and consists of leased office space totaling approximately 9,120 square feet, which will expire in April 2019. Our base rent is approximately $32,000 per month, subject to annual adjustments, with aggregate minimum lease commitments at March 2, 2018, totaling approximately $390,000.

We believe that the current office space is adequate to meet our needs.

ITEM 3.      LEGAL PROCEEDINGS

 From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

ITEM 4.      MINE SAFETY AND DISCLOSURE

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was previously quoted on OTCQB under the symbol “CATS.” In connection with our public offering, our Common Stock began trading on the NASDAQ Capital Market under the symbol “CATS” beginning on April 26, 2017. The last reported sale price for our common stock on the Nasdaq Capital Market on March 2, 2018 was $5.15 per share.

The table below sets forth the high and low sale prices reflecting intraday trading on the NASDAQ Capital Market beginning April 26, 2017 and the high and low bid prices for our common stock as reported on the QTCQB during the preceding periods indicated. The quotations below as provided by the OTCQB, reflect inter-dealer prices and do not include retail markup, markdown or commissions. In addition, these quotations may not necessarily represent actual transactions.

2017	High	Low
4th Quarter	$4.98	$3.30
3rd Quarter	5.44	3.76
2nd Quarter	14.00	3.56
1st Quarter	12.18	4.98

2016	High	Low
4th Quarter	$7.68	$4.74
3rd Quarter	9.30	3.60
2nd Quarter	5.28	1.98
1st Quarter	3.48	1.50

Stockholders

As of March 2, 2018, there were approximately 30 stockholders of record of our 15,913,171 outstanding shares of common stock.

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

Unregistered Sales of Securities

In March 2016, we entered into a promissory note with Acuitas, pursuant to which we received an aggregate gross proceed of $900,000 for the sale of $900,000 in principal amount (the "March 2016 Promissory Note"). The March 2016 Promissory Note is due within 30 business days of demand by Acuitas (the "Maturity Date"), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate 75,000 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”). The number of warrants were subsequently increased to 106,818 and the exercise price of the March 2016 Warrants were subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note. The March 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the amount by $400,000, for a total of $1.3 million (the “April 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 33,334 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “April 2016 Warrants”). The number of warrants were subsequently increased to 47,475 and the exercise price of the April 2016 Warrants were subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note. The April 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the amount by $405,000, for a total of $1.7 million (the “May 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 51,136 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “May 2016 Warrants”). The May 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In June 2016, we amended and restated the May 2016 Promissory Note to increase the amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 60,606 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “June 2016 Warrants”). The June 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In July 2016, we amended and restated the June 2016 Promissory notes to increase the amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Notes”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 71,970 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”). The July 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus, LLC, a company owned by David E. Smith, a member of our board of directors (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2,750,000 (the “Notes”) and five-year warrants to purchase aggregate of up to 145,834 shares of our common stock, at an exercise price of $6.60 per share (the “August 2016 Warrants”). The August 2016 Warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In August 2016, we exchanged our $2.8 million July 2016 Promissory Notes for a senior promissory note in the aggregate principal amount of $2.8 million, in the form substantially identical to the Notes. Acuitas also agreed to exchange the July 2016 warrants for five-year warrants to purchase aggregate of up to 498,927 shares of our common stock, at an exercise price of $6.60 per share, in the form substantially identical to the August 2016 Warrants. The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

In December 2016, we exchanged our senior promissory notes in the aggregate principal amount of $5.6 million for an 8% Series B Convertible Debenture and received five-year warrants to purchase an aggregate of up to 337,139 shares of our common stock, at an exercise price of $6.60 per share. The securities were issued without registration pursuant to exemption afforded by Section 3(a)(9) of the Securities Act of 1933, as amended. In April 2017, we either converted or paid the principal including interest from proceeds from the April 2017 public offering.

In December 2016, we entered into a transaction with Shamus pursuant to which we received gross proceeds of $300,000 for the sale of an 8% Series B Convertible Denture and five-year warrants to purchase an aggregate of up to 44,118 shares of our common stock, at an exercise price of $5.10 per share. The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. In March 2017, Shamus converted the convertible debenture into shares of common stock.

In January 2017, we entered into a subscription agreement with Acuitas for which we received gross proceeds of $1.3 million for the sale of an 8% Series B Convertible Debentures and five-year warrants to purchase an aggregate of up to 254,902 shares of common stock, at an exercise price of $5.10 per share. The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended. In April 2017, we paid the principal and interest in full from proceeds of the April 2017 public offering.

In connection with the January 2017 offering, Shamus received an additional five-year warrant to purchase an aggregate of up to 14,706 shares of common stock, at an exercise price of $5.10 per share. The warrants were issued without registration pursuant to exemption afforded by Section 4(a)(2) of the Securities Act of 1933, as amended.

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

OVERVIEW

General

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human intervention, to deliver improved member health and cost savings to health plans through integrated technology enabled treatment solutions. It is our mission to provide access to affordable and effective care, thereby improving health and reducing cost of care for people who suffer from the medical consequences of behavioral health conditions; helping these people and their families achieve and maintain better lives.

Our OnTrak solution--contracted with a growing number of national and regional health plans--is designed to treat members with behavioral conditions that cause or exacerbate co-existing medical conditions. We have a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance matched with data driven motivational and consumer engagement technologies.

OnTrak integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. The program is currently improving member health and, at the same time, is demonstrating reduced inpatient and emergency room utilization, driving a more than 50 percent reduction in total health insurers' costs for enrolled members. OnTrak is available to members of several leading health plans in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

Summary financial information for our reportable segment is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years ended December 31, 2017 and 2016:

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2017	2016
Revenues
Healthcare services revenues	$7,717	$7,075

Operating expenses
Cost of healthcare services	6,391	4,670
General and administrative	11,811	8,838
Depreciation and amortization	246	141
Total operating expenses	18,448	13,649

Loss from operations	(10,731)	(6,574)

Other income	132	106
Interest expense	(3,409)	(5,354)
Loss on conversion of note	(1,356)	-
Loss on issuance of common stock	(145)	-
Loss on debt extinguishment	-	(2,424)
Change in fair value of warrant liability	1,778	2,093
Change in fair value of derivative liability	132	(5,774)
Loss from operations before provision for income taxes	(13,599)	(17,927)
Provision for income taxes	6	9
Net loss	$(13,605)	$(17,936)

Year ended December 31, 2017 compared with year ended December 31, 2016

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the twelve months ended December 31, 2017 was $13.6 million compared with $17.9 million for the twelve months ended December 31, 2016. The decrease in loss from operations was primarily due to the decrease in the change in fair value of derivative liability of $5.9 million, a decrease in interest expense of $2.0 million, a decrease in loss from debt extinguishment of $2.4 million, offset by an increase in the loss on conversion of note of $1.4 million, the increase in cost of healthcare services of $1.7 million, and the increase in general and administrative costs of $3.0 million.

Revenues

During the twelve months ended December 31, 2017, we have expanded OnTrak for one customer into two new lines of business, another customer expanded into their largest state by membership, and launched enrollment with a new health plan in Oklahoma. In addition, at the end of the second quarter 2017 we saw a significant increase in our eligible member population as a result of another customer with programs in eight states resolving a previous data extraction issue. That increase in eligible membership is expected to primarily impact future quarters. These expansions were offset to some extent by two customers exiting certain health exchange and Medicaid markets, and one customer suspending new enrollments. Overall, there was a net increase in the number of patients enrolled in our solutions compared with the same period in 2016. Enrolled members as of December 31, 2017 was 31% greater than December 31, 2016. Recognized revenue increased by $642,000, or 9% for the twelve months ended December 31, 2017, compared with the same periods in 2016, respectively. We reserve a portion, and in some cases all, of the fees we receive related to enrolled members, as the fees are subject to performance guarantees or are received as case rates in advance at the time of enrollment. Fees deferred for performance guarantees are recognized when those guarantees are satisfied and fees received in advance are recognized ratably over the period of enrollment. Deferred revenue increased by $1.4 million from December 31, 2016.

Operating Expenses

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $1.7 million for the twelve months ended December 31, 2017, compared with the same periods in 2016, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in Cost of Healthcare Services during training and ramp-up periods.

General and Administrative Expenses

Total general and administrative expense increased by $3.0 million for the year ended December 31, 2017, compared with the same period in 2016. The increase was due primarily to an increase in salaries to service our contracts and increasing number of enrolled members, investments in key personnel to support future growth, investments in technology to drive efficiencies which will enable us to scale our business, and investor relations services during the twelve months ended December 31, 2017.

Depreciation and Amortization

Depreciation and amortization was immaterial for the years ended December 31, 2017 and 2016.

Interest Expense

Interest expense for the year ended December 31, 2017 decreased by $1.9 million compared with the same period in 2016. The decrease is primarily related to the value of the warrants issued in connection with the 2016 convertible debentures as well as the amortization of the debt discount on the 2016 convertible debentures. The convertible debentures were either converted or paid in full in April 2017.

Loss of conversion of note

      Loss on conversion of note during the twelve months ended December 31, 2017 relates to the conversion of the July 2015 convertible debenture and a portion of the December 2016 convertible debentures. No such conversion occurred during 2016.

Loss on issuance of common stock

      Loss on the issuance of common stock relates to the issuance of common stock to Acuitas in connection with the public offering and to pay Terren Peizer’s deferred salary.

Loss on Debt Extinguishment

The loss of $2.4 million on the debt extinguishment related to exchange of the August 2016 promissory notes for the December 2016 senior convertible debentures. There was no such debt extinguishment during 2017.

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

The decrease in the change in fair value of warrants of $315,000 for the twelve months ended December 31, 2017 primarily related to the removal of anti-dilution protection in most of our warrants in April 2017.

We will continue to mark-to-market the warrants each quarter until they are completely settled or expire.

Change in fair value of derivative liability

The decrease in the change in fair value of derivative liabilities was $5.9 million for the twelve months ended December 31, 2017 compared with the same period in 2016. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture, which was converted into 2,385,111 shares of common stock in April 2017.

We will continue to mark-to-market the derivative liability each quarter until they are completely settled.

Liquidity and Capital Resources

Liquidity

As of March 2, 2018, we had a balance of approximately $2.3 million cash on hand. We had working capital of approximately $7,000 as of December 31, 2017. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $618,000 per month. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in nineteen states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2018.

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching in the first quarter of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by the end of 2018. This positive cash flow coupled with the positive working capital at December 31, 2017, we believe we will have enough capital to cover expenses through at least the next twelve months and we will continue to monitor liquidity carefully.  If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with debt rather than equity financing.

Cash Flows

We used $7.4 million of cash from operating activities during the year ended December 31, 2017 compared with $5.7 million during the same period in 2016. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak. Significant non-cash adjustments to operating activities for the year ended December 31, 2017 included an amortization of debt discount and issuance costs of $3.1 million, a loss on conversion of note of $1.4 million, share-based compensation of $465,000, offset by a fair value adjustment on warrant liability of $1.8 million.

Capital expenditures for the year ended December 31, 2017 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $11.7 million for the year ended December 31, 2017, compared with net cash provided by financing activities of $5.8 million for the year ended December 31, 2016. Cash provided by financing activities for the year ended December 31, 2017 primarily consisted of the net proceeds from the issuance common stock from our public offering that occurred in April 2017.

As discussed above, we currently expend cash at a rate of approximately $618,000 per month. We also anticipate cash inflow to increase during 2018 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates, and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to share-based compensation expense, and the estimation of the fair value of warrant liabilities involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for the twelve months ended December 31, 2017 and 2016 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the terms set forth under their original grants. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the twelve months ended December 31, 2017 and 2016, respectively.

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

The warrant liabilities were calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2017	December 31, 2016
Expected volatility	102.90%		104.31%
Risk-free interest rate	1.89%	1.20	-	1.93%
Weighted average expected lives in years	2.29	2.25	-	4.99
Expected dividend	0%		0%

For the years ended December 31, 2017 and 2016, we recognized a gain of $1.8 million and a gain of $2.1 million, respectively, related to the revaluation of our warrant liabilities.

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

Recently Issued or Newly Adopted Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and we estimate the financial impact to increase revenue by approximately $1.8 million effective January 1, 2018.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.

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

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at March 2, 2018. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	58	Director, Chairman of the Board and Chief Executive Officer	2003
Richard A. Anderson	48	Director, President and Chief Operating Officer	2003
Christopher Shirley*	42	Chief Financial Officer	2017
Richard A. Berman	73	Director, Chairman of the Audit Committee, and Member of the Nomination and Corporate Governance Committee	2014
David E. Smith	71	Director and Member of the Audit Committee	2014

Steve Gorlin	80	Director and Member of the Nomination and Corporate Governance Committee	2014
Richard J. Berman	75	Director, Member of the Audit Committee and Member of the Compensation Committee	2017
Marc Cummins	58	Director and Member of the Compensation Committee	2017
Michael Sherman	58	Director, Chairman of the Compensation Committee and Chairman of the Nomination and Corporate Governance Committee	2017

* On May 16, 2017, Mr. Christopher Shirley was appointed by the board of directors as the Company’s Chief Financial Officer to replace Ms. Susan Etzel who resigned from her position as the Company’s Chief Financial Officer on May 15, 2017.

Terren S. Peizer is the founder of our Company and an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. He has served as its Chief Executive Officer and Chairman of the Board of Directors since the Company’s inception in 2004. Mr. Peizer is also the founder, Chairman and CEO NeurMedix, Inc., a biotechnology company with a focus on inflammatory, neurological and neuro-degenerative diseases. In addition to his roles with Catasys and NeurMedix, Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, his personal investment vehicle, and holding company that is the owner of all of his portfolio company interests. Through Acuitas, Mr. Peizer owns Acuitas Capital, LLC, an industry leader in investing in micro and small capitalization equities, having invested over $1.5 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder of, and has held various senior executive positions with, several other publicly-traded growth companies, including having served as Chairman of Cray, Inc. a supercomputer company. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Christopher Shirley has served as the Company’s Chief Financial Officer since May 2017 and joined the Company with approximately 20 years of finance experience, including senior leadership roles at healthcare technology and big data companies.  Most recently, Mr. Shirley served as the Chief Financial Officer of Sentient Science Corporation from September 2016 until February 2017. Previously, as CFO of GE Intelligent Platforms from March 2015 until September 2016, he led the finance function during a period of rapid expansion.  Prior to joining GE Digital, from March 2014 until March 2015, Mr. Shirley was the Financial Integration Leader for GE Healthcare, where he led the financial integration and delivery of deal model expectations following its acquisition of API Healthcare. Before his role as Financial Integration Leader for GE Healthcare, Mr. Shirley served as Global Finance Manager of GE Healthcare beginning in June 2011.

Richard A. Berman is the Associate Vice President of Strategic initiatives for the University of South Florida Research and Innovation, visiting professor of social entrepreneurship in the Muma College of Business, and a professor in the institute of innovation and advanced discovery. As a recognized global leader, Mr. Berman has held positions in health care, education, politics and management.  He has worked with several foreign governments, the United Nations, the U.S. Department of Health and Welfare, the FDA, and as a cabinet level official for the state of New York.  He has also worked with McKinsey & Co, NYU Medical Center, Westchester Medical, Korn-Ferry International, Howe-Lewis International and numerous startup companies. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009.  Mr. Berman serves on the board of several organizations and is an elected member of the National Academy of Medicine of the National Academy of Sciences (Formerly known as the Institute of Medicine). Mr. Berman received his BBA, MBA, and MPH from the University of Michigan and holds honorary doctorates from Manhattanville College and New York Medical College.

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

Steve Gorlin is an entrepreneur who has founded numerous successful biotechnology and pharmaceutical companies over the last 40 years, including Hycor Biomedical, Inc. (acquired by Agilent), Theragenics Corporation (NYSE: TGX), CytRx Corporation (NASDAQ: CYTR), Medicis Pharmaceutical Corporation (sold to Valeant for approximately $2.6 billion), Entremed, Inc. (NASDAQ: ENMD), MRI Interventions (MRIC), DARA BioSciences, Inc. (NASDAQ: DARA), MiMedx (NASDAQ: MDXG), and Medivation, Inc. (NASDAQ: MDVN) (Sold to Pfizer for approximately $14 billion). Mr. Gorlin served many years on the Business Advisory Council to the Johns Hopkins School of Medicine and on theJohns Hopkins BioMedical Engineering Advisory Board and as well as on the Board of Andrews Institute. He is presently a member of the Research Institute Advisory Committee (RIAC) of Massachusetts General Hospital. Mr. Gorlin founded a number of non-medical related companies, including Perma-Fix, Inc., Pretty Good Privacy, Inc. (sold to Network Associates), Judicial Correction Services, Inc. (solt to Correctional Healthcare), and NTC China. He started the Touch Foundation, a nonprofit organization for the blind and was a principal financial contributor to the founding of Camp Kudzu for diabetic children. He presently serves as Vice Chairman of NantKwest (NASDAQ: NK), CEO of NantibodyFc, Executive Chairman of ViCapsys and Aperisys, Executive Chairman of SmartPharm and serves on the Boards of Rion, ViCapsys, Aperisys, Polarity (NASDAQ: COOL), Catasys, Inc. and NTC China, Inc.

We believe Mr. Gorlin’s qualifications to serve on our board of directors include his experience in the healthcare industry, his extensive business development experience, and his current and past executive experience in numerous private and publicly traded companies.

Richard J. Berman was Chairman of National Investment Managers, a company with $12 billion pension administration assets from 2006-2011. Mr. Berman is a director of two public healthcare companies: Advaxis, Inc. and Cryoport Inc. From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998-2012. Previously, Mr. Berman was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

We believe Mr. Berman’s qualifications to serve on our board of directors include his experience in the healthcare industry, and his current and past experience in numerous private and publicly traded companies.

Marc Cummins is a partner of Trispan LLP, a global multi-strategy asset manager. Previously, Mr. Cummins was the Founder and Managing Partner of Prime Capital, an investment firm focused on investing in public and private companies in the consumer sector. Prior to founding Prime, Mr. Cummins spent seven years as Managing Partner of Catterton Partners, the largest private equity firm in the U.S. focused exclusively on the consumer sector. Prior to Catterton, Mr. Cummins spent fourteen years at Donaldson, Lufkin & Jenrette (“DLJ”) as Managing Director of DLJ’s Consumer Products and Specialty Distribution Group.

Mr. Cummins has acted as a principal investor and advisor to leading consumer related companies and has sat on the boards of numerous public and private businesses.

Mr. Cummins received a B.A. in Economics, magna cum laude, from Middlebury College, where he was honored as a Middlebury College Scholar and is a member of Phi Beta Kappa. Mr. Cummins also received an M.B.A. in Finance with honors from The Wharton School at the University of Pennsylvania.

We believe that Mr. Cummins qualifications to serve on our board of directors include his experience in the banking and securities industry, and his current and past executive experience in numerous private and publicly traded companies.

Michael Sherman has served as the Company’s director since July 2017. He has worked in finance for over 30 years, having last served as a Managing Director in Investment Banking, at Barclays Plc.  Prior to Barclays, Mr. Sherman was at Lehman Brothers, Inc. and Salomon Brothers Inc.  Mr. Sherman specialized in equity capital markets and covered Healthcare companies, in addition to companies in other sectors.  Mr. Sherman also is currently a Board Member at BioVie, Inc., a specialty pharmaceutical company.  Mr. Sherman began his career in finance as a lawyer at Cleary, Gottlieb, Steen & Hamilton in New York City and Hong Kong.

We believe that Mr. Sherman’s qualifications to serve on our board of directors include his experience in the banking and securities industry, and his experience in the healthcare industry.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2017 were timely filed, except that an initial report of ownership was filed late by Messrs. Cummins, Berman, Sherman, and Shirley, and statement of changes of beneficial ownership were filed late by Messrs. Peizer, Shirley, Sherman, Cummins, Berman, Berman, and Gorlin.

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

Independence of the Board of Directors

Our common stock is traded on the NASDAQ Capital Markets. The Board of Directors has determined that six of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Smith, Gorlin, Berman, Sherman, and Cummins are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Committees of the Board of Directors

Audit committee

Our audit committee currently consists of three directors, Mr. Richard A. Berman, Mr. Richard J. Berman and Mr. David E. Smith with Mr. Richard A. Berman serving as the chairman of the audit committee. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Richard A. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Nominations and governance committee

Our nominations and governance committee currently consists of three members Messrs. Sherman, Gorlin, and Berman, who are all independent as defined by the NASDAQ rules. The nominations and corporate governance committee had one meeting during 2017. Mr. Sherman serves as the chairman of the nominations and corporate governance committee. Mr. Marvin Igelman resigned as a member of the board of director and as a member of the nominations and governance committee on July 14, 2017 and Mr. Sherman was appointed as the chairman of the nominations and governance committee on July 14, 2017. The committee nominates new directors and periodically oversees corporate governance matters.

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

Compensation committee

The compensation committee currently consists of three directors Mr. Richard J. Berman, Mr. Marc Cummins and Mr. Michael Sherman, who are independent as defined by the NASDAQ rules. During 2017, the compensation committee held six meetings. Mr. Sherman serves as the chairman of the compensation committee. Mr. Marvin Igelman resigned as a member of the board of director and as a member of the compensation committee on July 14, 2017 and Mr. Sherman was appointed as a member of the compensation committee on July 14, 2017.The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2017 and 2016 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2017 and were serving as executive officers as of such date.

					All
					Other
					Compen-
Name and				Stock/Option	sation ($)
Principal Position	Year	Salary ($)		Award	(3)	Total ($)

Terren S. Peizer,	2017	450,000	(1)	1,900,000	15,064	2,365,064
Chairman and	2016	450,000	(1)	-	14,627	464,627
Chief Executive Officer

Richard A. Anderson,	2017	444,251	(2)	-	26,009	470,260
President and	2016	386,548		-	28,473	415,021
Chief Operating Officer

Christopher Shirley,	2017	168,808	(3)	409,000	26,085	603,893
Chief Financial Officer	2016	-		-	-	-

(1)	Mr. Peizer deferred part of his salary for the 2016 and 2017 years. Mr. Peizer’s deferred salary balance was paid in common stock in April 2017.
(2)	Includes vacation payout of $50,000 in 2017.
(3)	Mr. Shirley joined the Company in May 2017 to replace Ms. Susan Etzel who resigned as the Chief Financial Officer of the Company and his salary is pro-rated for the year 2017.
(3)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2017 and 2016, part of which was deferred. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2017 and 2016. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. Mr. Peizer was granted 642,307 equity awards during 2017 and no equity awards granted to Mr. during 2016. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008, and as amended as of December 30, 2008. After the initial four-year term, the employment agreement automatically renews for additional three-year terms unless otherwise terminated. Mr. Anderson’s agreement renewed for an additional three-year term in April 2015. Mr. Anderson received an annual base salary of $394,251 in 2017 and $386,548 in 2016. Mr. Anderson is eligible for an annual bonus targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the fiscal years ended December 31, 2017 and 2016. Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. There were no equity awards granted to Mr. Anderson in 2017 or 2016. All unvested options will vest immediately in the event of a change in control, termination without cause or resignation with good reason. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum payment equal to one year of salary and bonus, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum payment equal to eighteen months salary, 150% of the targeted bonus, and will receive continued medical benefits for 18 months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into a two-year employment agreement with Mr. Shirley effective May 31, 2017. After the initial two-year term, the employment agreement automatically renews for an additional two-year term unless terminated by either party within 90 days of the end of the initial term. Mr. Shirley received a pro-rated annual base salary of $168,808 in 2017, and is eligible for a bonus targeted at 40% of his base salary based on achieving certain milestones. Mr. Shirley did not receive a bonus during the 2017 year. Mr. Shirley was granted 135,000 equity awards during 2017.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2017.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option
	Options (#)	Options (#)	Exercise	Option
	Exercisable	Unexer-	Price	Expiration
Name	(1)	cisable	($)	Date
Terren S. Peizer	192	-	739.20	02/07/18
	225	-	739.20	06/20/18
	400	-	1,161.60	10/27/19
	24,750	-	105.60	12/06/20
	-	642,307	7.50	01/01/23
	25,567	642,307

Richard A. Anderson	123	-	672.00	02/07/18
	144	-	672.00	06/20/18
	208	-	1,056.00	10/27/19
	24,750	-	96.00	12/06/20
	25,225	-

Christopher Shirley	135,000	-	7.50	12/19/27

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2017.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to approximately $11,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,732,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to approximately $32,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum payment of approximately $591,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to approximately $23,000.

If Mr. Shirley had been or is terminated without good cause or resigned for good reason, he would have received a lump sum of an amount equal to six months’ salary plus a pro-rata share of any bonus earned in the year of termination.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,731,000, as described above, plus a tax gross up of approximately $683,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of approximately $887,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to approximately $34,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2017. Except as set forth in the table, during 2017, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option
	awards ($)
Name	(1)	Total
Richard A. Berman	79,674	79,674
David Smith	63,193	63,193
Steve Gorlin	63,193	63,193
Richard J. Berman	33,025	33,025
Marc Cummins	33,025	33,025
Michael Sherman	43,549	43,549

Notes to director compensation table:

(1)

Amounts reflect the compensation expense recognized in the Company's financial statements in 2017 for non-employee director stock options granted in 2015 and 2017, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards held by non-employee directors as of December 31, 2017, were as follows:

		Aggregate
		grant date
		fair market value
	Options	options
	outstanding	outstanding
Richard A. Berman	108,594	$657,771
David Smith	86,170	524,580
Steve Gorlin	86,170	524,580
Richard J. Berman	49,459	114,745
Marc Cummins	49,459	114,745
Michael Sherman	61,040	141,613
	440,892	$2,078,032

There were a total of 440,892 stock options outstanding as of December 31, 2017, with an aggregate grant date fair value of $2,078,032, the last of which vest in December 2019.  There were 332,557 options granted to non-employees during 2017 and no options granted to non-employee directors during 2016.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2017.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and right	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,885,383	$11.46	691,804

Equity compensation plans not approved by security holders	-	-	-

Total	1,885,383	$11.46	691,804

(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. Under the 2017 Plan, we could grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2017, 303,674 equity awards remained reserved for future issuance under the 2017 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 2, 2018 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 2, 2018 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 15,913,171 shares of common stock outstanding on March 2, 2018.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	9,193,041	1,274,564	10,467,605	61.0%
Richard A. Anderson (5)	-	25,102	25,102	*
Christopher Shirley	-	-	-	*
Richard A. Berman (6)	-	69,554	69,554	*
David E. Smith (7)	1,953,947	227,810	2,181,757	13.5%
Steve Gorlin (8)	75,000	55,349	130,349	*
Richard J. Berman (9)	-	18,638	18,638	*
Marc Cummins (10)	-	18,638	18,638	*
Michael Sherman (11)	-	24,055	24,055	*

All directors and named executive officers as a group (9 persons)	11,221,988	1,713,710	12,935,698	73.7%

* Less than 1%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On March 2, 2018, there were 15,913,171 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 2, 2018, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 1,249,189 shares of common stock and options to purchase 25,375 shares of common stock, which are exercisable within the next 60 days. 9,193,041 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 25,102 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 69,554 shares of common stock, which are exercisable within the next 60 days.
(7)

Consists of 1,952,378 shares of common stock held by Shamus, LLC ("Shamus"). As the sole member of Shamus, The Coast Fund L.P. ("Coast Fund") may be deemed to beneficially own all common stock beneficially owned by Shamus. Similarly, as the managing general partner of the Coast Fund, Coast Offshore Management (Cayman), Ltd. ("Coast Offshore Management") may be deemed to beneficially own all common stock beneficially owned by the Coast Fund. Except to the extent it is deemed to beneficially own any common stock beneficially owned by Shamus, neither the Coast Fund nor Coast Offshore Management beneficially owns any common stock. As the president of Coast Offshore Management, Mr. Smith may be deemed to beneficially own all common stock beneficially owned by Coast Offshore Management, Coast Fund and Shamus. In addition, Mr. Smith directly owns (i) 1,569 shares of common stock and (ii) 55,349 shares of common stock issuable upon the exercise of options granted to Mr. Smith for his service on our board of directors that are either currently exercisable or will become exercisable within the next 60 days and (iii) warrants to purchase 172,461 shares of common stock. As a result, Mr. Smith may be deemed to beneficially own, in the aggregate, 2,181,757 shares of our common stock. Information derived from a Schedule 13D/A filed on February 7, 2018.

(8)	Consists of 75,000 shares of common stock and options to purchase 55,349 shares of common stock, which are exercisable within the next 60 days.
(9)	Includes options to purchase 18,638 shares of common stock, which are exercisable within the next 60 days.
(10)	Includes options to purchase 18,638 shares of common stock, which are exercisable within the next 60 days.
(11)	Includes options to purchase 24,055 shares of common stock, which are exercisable within the next 60 days.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

In August 2016, we entered into subscription agreements with three accredited investors, (collectively, the “Investors”), including Shamus, pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 145,834 shares of our common stock, at an exercise price of $6.60 per share (the “August 2016 Warrants”).

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

In addition, in August 2016, Acuitas, agreed to exchange its existing promissory note for short-term senior promissory notes, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 338,005 shares of our common stock at an exercise price of $1.98 per share, for warrants to purchase an aggregate of 498,927 shares of our common stock at an exercise price of $6.60 per share, in the form substantially identical to the form of the August 2016 Warrants.

In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock issuable upon conversion of each Investor’s Debentures, at an exercise price of $6.60 per share (the “December 2016 Warrants”). The holders of the Debentures agreed to extend the maturity of the Debentures from March 15, 2017 to the earlier of the closing date of our public offering or April 30, 2017. In April 2017, the Debentures were either converted into common stock or the principal and interest were paid in full with proceeds from our public offering.

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

In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $5.10 per share (the “Shamus Warrants”). In March 2017, Shamus converted the principal and interest of the December 2016 Convertible Debenture into common stock.

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

In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which the Company will receive aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). The Loan Amount is payable in tranches through March 2017. In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company’s common stock. The holders of the January 2017 Convertible Debentures agreed to extend the maturity of the Debentures from March 31, 2017 to the earlier of the closing date of our offering or April 30, 2017 and to convert the full principal amount into common stock as of the closing date of our public offering. The holder of the January 2017 Convertible Debenture agreed to extend the maturity of the January 2017 Convertible Debenture from March 31, 2017 to the earlier of the closing date of our public offering or April 30, 2017. In April 2017, the January 2017 Convertible Debenture principal and interest was paid in full with proceeds from our public offering.

The January 2017 Warrants include, among other things, price protection provisions pursuant to which, subject to certain exempt issuances, the then exercise price of the January 2017 Warrants will be adjusted if the Company issues shares of common stock at a price that is less than the then exercise price of the January 2017 Warrants. Such price protection provisions will remain in effect until the earliest of (i) the expiration date of the January 2017 Warrants, (ii) such time as the January 2017 Warrants are exercised or (iii) contemporaneously with the listing of the Company’s shares of common stock on a registered national securities exchange.

In connection with the Subscription Agreement described above, the number of Shamus Warrants were increased from 75% to 100% warrant coverage, exercisable for an aggregate of 58,824 shares of the Company’s common stock.

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $5.3 million on our balance sheet as of December 31, 2016, which was continegent upon closing of our public offering. Upon closing of our public offering, for each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders who agreed to the amendment include Acuitas and another accredited investor, who will own additional warrants to purchase 31,167 and 13,258 shares of the Company’s common stock, respectively.

Additionally, in March 2017, we and the holders of an aggregate of approximately $10 million of our existing convertible debentures agreed to extend the maturity dates of such debentures until the earlier of the closing of our public offering or April 30, 2017. We completed our public offering in April 2017, and all of the convertible debentures were either converted to common stock or paid in full with proceeds from the public offering.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by Rose, Synder & Jacobs LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2017 and December 31, 2016, and fees billed for other services rendered by Rose, Synder & Jacobs LLP during those periods.

	2017	2016
Audit fees (1)	$139,500	$80,000
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	242	-
Total	$139,742	$80,000

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
1.1

Underwriting Agreement, dated as of April 25, 2017, between the Company and Joseph Gunnar & Co., LLC, incorporated by reference to exhibit of the same number of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.

3.1

Certificate of Incorporation of Catasys, Inc., filed with the Secretary of State of the State of Delaware on September 29, 2003, incorporated by reference to exhibit of the same number of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2003.

3.2

Certificate of Amendment to Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit of the same number to Catasys, Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2011.

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

3.7

Certificate of Amendment of the Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit 3.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 2017.

4.1

Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, on March 16, 2016.

4.2

Form of 12% Original Issue Discount Convertible Debenture Due January 18, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2015.

4.3

Form of 8% Promissory Note, dated March 30, 2016, incorporated by reference to Exhibit 4.9 of Catasys, Inc.’s current report on form 10-K filed with the Securities and Exchange Commission on March 30, 2016.

4.4	Form of Common Stock Purchase Warrant, dated March 30, 2016, incorporated by reference to Exhibit 4.4 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.
4.5

Form of First Amendment and Restated 8% Promissory Note, dated April 27, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

4.6

Form of Common Stock Purchase Warrant, dated April 27, 2016, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s current report on Form 10-Q filed with the Securities and Exchange Commission on May 13, 2016.

4.7

Form of Second Amended and Restated Promissory Note, dated May 24, 2016, incorporated by reference to Exhibit 4.1 of Catasys Inc’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.8	Form of Common Stock Purchase Warrant, dated May 24, 2016, incorporated by reference to Exhibit 4.2 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.9

Form of Third Amended and Restated Promissory Note, dated June 2, 2016, incorporated by reference to Exhibit 4.3 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.10	Form on Common Stock Purchase Warrant, dated June 2, 2016, incorporated by reference to Exhibit 4.4 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.11

Form of Fourth Amended and Restated Promissory Note, dated June 22, 2016, incorporated by reference to Exhibit 4.5 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.12	Form of Common Stock Purchase Warrant, dated June 22, 2016, incorporated by reference to Exhibit 4.6 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.13

Form of Fifth Amended and Restated Promissory Note, dated July 5, 2016, incorporated by reference to Exhibit 4.7 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.14	Form of Common Stock Purchase Warrant, dated July 5, 2016, incorporated by reference to Exhibit 4.8 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.15

Form of Sixth Amended and Restated Promissory Note, dated July 21, 2016, incorporated by reference to Exhibit 4.9 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.16	Form of Common Stock Purchase Warrant, dated July 21, 2016, incorporated by reference to Exhibit 4.10 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.17	Form of Senior Promissory Note, dated August 15, 2016, incorporated by reference to Exhibit 4.13 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.
4.18

Form of Common Stock Purchase Warrant, dated August 15, 2016, incorporated by reference to Exhibit 4.14 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

4.19	Form of 8% Senior Convertible Debenture due March 15, 2017, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.
4.20	Form of Common Stock Purchase Warrant, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.
4.21	8% Series B Convertible Debenture, dated December 29, 2016, incorporated by reference to Exhibit 4.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016.
4.22	Common Stock Purchase Warrant, dated December 29, 2016, incorporated by reference to Exhibit 4.2 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2016.
4.23	8% Series B Convertible Debenture, dated January 31, 2017, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.
4.24	Common Stock Purchase Warrant, dated January 31, 2017, incorporated by reference to Exhibit 4.2 filed with the Securities and Exchange Commission on February 1, 2017.
4.25	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.
10.1#

Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to Exhibit 10.2 of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, on March 16, 2016.

10.2#

Employment Agreement between Catasys, Inc. and Richard A. Anderson, dated April 19, 2005, incorporated by reference to Exhibit 10.3 of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, on March 16, 2016.

10.3#

Amendment to Employment Agreement of Richard A. Anderson, dated July 16, 2008, incorporated by reference to Exhibit 10.1 of  Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on July 18, 2008.

10.4#

Employment Agreement between Catasys, Inc. and Christopher Shirley, dated May 16, 2017, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s current report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2017.

10.5#	Form of Stock Option Grant Notice incorporated by reference to exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.
10.6

Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated November 6, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

10.7

First Amendment to the Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated March 6, 2015, incorporated by reference to exhibit 10.27 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

10.8

Form of Subscription Agreement, dated August 15, 2016, between Catasys, Inc. and accredited investors incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 10-Q filed with the Securities and Exchange Commission on August 15, 2016.

10.9

Form of Exchange Agreement, dated August 15, 2016, by and between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 4.6 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchange Commission on November 14, 2016.

10.10

Form of Securities and Exchange Agreement, between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 23, 2016.

10.11

Subscription Agreement, between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.

10.12#

2017 Stock Incentive Plan, incorporated by reference to Exhibit B of Catasys, Inc.’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 28, 2017.

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

CATASYS, INC.
Date: March 7, 2018	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 7, 2018
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ CHRISTOPHER SHIRLEY	Chief Financial Officer	March 7, 2018
Christopher Shirley	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 7, 2018
Richard A. Anderson	and Director

/s/ RICHARD A. BERMAN	Director	March 7, 2018
Richard Berman

/s/ DAVID E. SMITH	Director	March 7, 2018
David Smith

/s/ STEVE GORLIN	Director	March 7, 2018
Steve Gorlin

/s/ RICHARD J. BERMAN	Director	March 7, 2018
Richard Berman

/s/ MARC CUMMINS	Director	March 7, 2018
Marc Cummins

/s/ MICHAEL SHERMAN	Director	March 7, 2018
Michael Sherman

CATASYS, INC. AND SUBSIDIARIES

Index to Consolidated Financial Statements and Financial Statement Schedules

Financial Statements

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable not required, or the information is shown in the Financial Statements or Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Rose, Snyder & Jacobs LLP

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2009.

Encino, California

March 7, 2018

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31,	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$4,779	$851
Receivables, net of allowance for doubtful accounts of $476 and $0, respectively	511	1,052
Prepaids and other current assets	366	420
Total current assets	5,656	2,323
Long-term assets
Property and equipment, net of accumulated depreciation of $1,542 and $1,620, respectively	612	410
Deposits and other assets	336	371
Total Assets	$6,604	$3,104

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$980	$870
Accrued compensation and benefits	1,177	2,089
Deferred revenue	2,914	1,525
Other accrued liabilities	578	575
Short term debt, related party, net of discount of $0 and $216, respectively	-	9,796
Short term derivative liability	-	8,122
Total current liabilities	5,649	22,977
Long-term liabilities
Deferred rent and other long-term liabilities	25	117
Capital leases	2	31
Warrant liabilities	30	5,307
Total Liabilities	5,706	28,432

Commitments and contingencies (note 8)

Stockholders' equity/(deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 15,889,171 and 9,214,743 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2	1
Additional paid-in-capital	294,220	254,390
Accumulated deficit	(293,324)	(279,719)
Total Stockholders' equity/(deficit)	898	(25,328)
Total Liabilities and Stockholders' Equity/(Deficit)	$6,604	$3,104

* The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended
(In thousands, except per share amounts)	December 31,
	2017	2016
Revenues
Healthcare services revenues	$7,717	$7,075

Operating expenses
Cost of healthcare services	6,391	4,670
General and administrative	11,811	8,838
Depreciation and amortization	246	141
Total operating expenses	18,448	13,649

Loss from operations	(10,731)	(6,574)

Other income	132	106
Interest expense	(3,409)	(5,354)
Loss on conversion of note	(1,356)	-
Loss on issuance of common stock	(145)	-
Loss on debt extinguishment	-	(2,424)
Change in fair value of warrant liability	1,778	2,093
Change in fair value of derivative liability	132	(5,774)
Loss from operations before provision for income taxes	(13,599)	(17,927)
Provision for income taxes	6	9
Net loss	$(13,605)	$(17,936)

Basic and diluted net loss per share:	$(0.99)	$(1.95)

Basic weighted number of shares outstanding	13,751	9,179

* The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional	Other
(Amounts in thousands, except for number of shares)	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income	Deficit	Total

Balance at December 31, 2015	9,167,960	$1	$253,058	$-	$(261,783)	$(8,724)

Warrants Exercised	7,616	-	46			46
Common stock issued for outside services	39,167	-	235			235
Extinguishment of Debt	-	-	354			354
Share-based Compensation Expense	-	-	697			697
Net loss					(17,936)	(17,936)
Balance at December 31, 2016	9,214,743	$1	$254,390	$-	$(279,719)	$(25,328)

Conversion of debentures	2,982,994	-	16,509		-	16,509
Common stock issued for outside services	28,985	-	181		-	181
Warrants issued for services	-	-	252		-	252
Deferred salary paid in common stock	233,734	-	1,204		-	1,204
Public offering	3,428,750	1	16,457		-	16,458
1:6 reverse stock split	(35)	-	63		-	63
Warrant liability write-off	-	-	6,879		-	6,879
Transaction Costs	-	-	(2,180)		-	(2,180)
Share-based Compensation Expense	-	-	465		-	465
Net loss	-	-	-		(13,605)	(13,605)
Balance at December 31, 2017	15,889,171	$2	$294,220	$-	$(293,324)	$898

* The financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended
(In thousands)	December 31,
	2017	2016
Operating activities:
Net loss	$(13,605)	$(17,936)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	246	141
Amortization of debt discount and issuance costs included in interest expense	3,082	4,651
Loss on debt extinguishment	-	2,424
Warrants issued for services	252	-
Provision for doubtful accounts	590	47
Deferred rent	(81)	(70)
Share-based compensation expense	465	697
Common stock issued for services	181	-
Loss on conversion of convertible note	1,356	-
Loss on issuance of common stock, related party	145	-
Fair value adjustment on warrant liability	(1,778)	(2,093)
Fair value adjustment on derivative liability	(132)	5,774
Changes in current assets and liabilities:
Receivables	(49)	(509)
Prepaids and other current assets	54	155
Deferred revenue	1,389	77
Accounts payable and other accrued liabilities	517	916
Net cash used by operating activities	$(7,368)	$(5,726)

Investing activities:
Purchases of property and equipment	$(448)	$(106)
Deposits and other assets	35	16
Net cash used by investing activities	$(413)	$(90)

Financing activities:
Proceeds from the issuance of common stock and warrants	$16,458	$-
Proceeds from prom issuance of bridge loan, related party	1,300	300
Payments on convertible debenture	(4,363)	-
Proceeds from the issuance of senior promissory note, related party	-	5,505
Transactions costs	(1,667)	-
Capital lease obligations	(19)	(54)
Net cash provided by financing activities	$11,709	$5,751

Net increase (decrease) in cash and cash equivalents	$3,928	$(65)
Cash and cash equivalents at beginning of period	851	916
Cash and cash equivalents at end of period	$4,779	$851

Supplemental disclosure of cash paid
Interest	$106	$149
Income taxes	$40	$48
Supplemental disclosure of non-cash activity
Common stock issued for exercise of warrants	$-	$46
Common stock issued for services	$181	$-
Warrants issued for services	$252	$-
Common stock issued for conversion of debt and accrued interest	$7,163	$-
Common stock issued upon settlement of deferred compensation to officer	$1,122	$-
Property and equipment acquired through capital leases and other financing	$-	$34

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human intervention, to deliver improved member health and cost savings to health plans through integrated technology enabled treatment solutions. It is our mission to provide access to affordable and effective care, thereby improving health and reducing cost of care for people who suffer from the medical consequences of behavioral health conditions; helping these people and their families achieve and maintain better lives.

Our OnTrak solution--contracted with a growing number of national and regional health plans--is designed to treat members with behavioral conditions that cause or exacerbate co-existing medical conditions. We have a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance matched with data driven motivational and consumer engagement technologies.

OnTrak integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. The program is currently improving member health and, at the same time, is demonstrating reduced inpatient and emergency room utilization, driving a more than 50 percent reduction in total health insurers' costs for enrolled members. OnTrak is available to members of several leading health plans in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Basis of Consolidation, Presentation, and Liquidity

At December 31, 2017, cash and cash equivalents was $4.8 million and working capital of approximately $7,000. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $618,000 per month. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in nineteen states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2018.

Management’s Plans

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching in the first quarter of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by the end of 2018. This positive cash flow coupled with the positive working capital at December 31, 2017, we believe we will have enough capital to cover expenses through at least the next twelve months and we will continue to monitor liquidity carefully.  If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with debt rather than equity financing.

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

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. At December 31, 2017, we had 1,885,383 vested and unvested shares outstanding and 691,804 shares available for future awards under the 2017 Plan.

Share-based compensation expense attributable to continuing operations were $465,000 and $697,000 for the years ended December 31, 2017 and 2016, respectively.

Stock Options – Employees and Directors

We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of share-based payment awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. We recognize forfeitures when they occur.

There were 1.7 million options granted for the year ended December 31, 2017 and no options granted for the year ended December 31, 2016.

The stock compensation expense was calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2017
Expected volatility		102.90%
Risk-free interest rate	2.23	-	2.46%
Weighted average expected lives in years		10.0
Expected dividend		0%

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

From time to time, we have retained terminated employees as part-time consultants upon their departure from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the twelve months ended December 31, 2017 and 2016, respectively.

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

Common equivalent shares, consisting of approximately 3,896,911 and 1,557,369 of shares as of December 31, 2017 and 2016, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. At December 31, 2017, cash and cash equivalents exceeding federally insured limits totaled $4.6 million.

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

The following tables summarize fair value measurements by level at December 31, 2017 and 2016, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2016

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	106	-	-	106
Total assets	106	-	-	106

Warrant liabilities	-	-	5,307	5,307
Derivative Liability			8,122	8,122
Total liabilities	-	-	13,429	13,429

	Balance at December 31, 2017

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	71	-	-	71
Total assets	71	-	-	71

Warrant liabilities	-	-	30	30
Derivative Liability			-	-
Total liabilities	-	-	30	30

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2017, represent our liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2017 and 2016:

	Level III		Level III
	Warrant		Derivative
(Dollars in thousands)	Liabilities	(Dollars in thousands)	Liabilities
Balance as of December 31, 2015	$509	Balance as of December 31, 2015	$2,348
Issuance (exercise) of warrants, net	4,821	Issuance (exercise) of derivatives, net	-
Change in fair value	(2,093)	Change in fair value	5,774
Exchange of warrants	2,070	Debt Modification	-
Balance as of December 31, 2016	$5,307	Balance as of December 31, 2016	$8,122

Issuance (exercise) of warrants, net	2,674	Issuance (exercise) of derivatives, net	-
Change in fair value	(1,778)	Change in fair value	(132)
Write off of warrants	(6,173)	Write off of derivative liability	(7,990)
Balance as of December 31, 2017	$30	Balance as of December 31, 2017	$-

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

Warrant Liabilities

In March 2016, we entered into a promissory note with Acuitas Group Holdings, LLC (“Acuitas”), pursuant to which we received aggregate gross proceeds of $900,000 for the issuance of the note with a principal amount of $900,000 (the “March 2016 Promissory Note”). The March 2016 Promissory Note is due within 30 days of demand by Acuitas (the “Maturity Date”), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate of 75,000 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”). The number of warrants were subsequently increased to 106,818 and the exercise price of the March 2016 Warrants was subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the principal amount by $400,000, for a total of $1.3 million (the “April Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 33,333 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “April 2016 Warrants”). The number of warrants were subsequently increased to 47,475 and the exercise price of the April 2016 Warrants was subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the principal amount by $405,000, for a total of $1.7 million (the “May Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 51,136 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the principal amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 60,606 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “June 2016 Warrants”).

In July 2016, we amended and restated the June 2016 Promissory Note to increase the principal amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 71,970 shares of our common stock at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”).

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 145,833 shares of our common stock, at an exercise price of $6.60 per share (the “August 2016 Warrants”).

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

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for a short-term senior promissory note, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 338,005 shares of our common stock at an exercise price of $1.98 per share for warrants to purchase an aggregate of 498,927 shares of common stock at an exercise price of $6.60 per share, in the form substantially identical to the form of the August 2016 Warrants.

In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock, or 337,139 warrants, issuable upon conversion of each Investor’s Debentures, at an exercise price of $6.60 per share (the “December 2016 Warrants”). In April 2017, we either converted or paid in full the Debentures with principal and interest with proceeds from the public offering.

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

In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock, or 44,118 warrants, issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $5.10 per share (the “Shamus Warrants”). In March 2017, the December 2016 Convertible Debenture was converted into common stock.

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

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $5.3 million on our balance sheet as of December 31, 2016. Such amendments were contingent upon and did not take effect until the closing of the public offering. For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas and another accredited investor, who received additional warrants to purchase 31,167 and 13,258 shares of our common stock. In addition, several warrant agreements that had anti-dilution protection had a provision in the agreement that upon an up-listing to NASDAQ, the anti-dilution protection would be removed. The up-listing to NASDAQ occurred on April 26, 2017. The elimination of the anti-dilution provision resulted in the write-off of $6.2 million of the warrant liability as of December 31, 2017.

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

       In June 2017, we issued 90,0000 warrants at an exercise price of $5.00 for consulting services.

The warrant liabilities were calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2017	December 31, 2016
Expected volatility	102.90%		104.31%
Risk-free interest rate	1.89%	1.20	-	1.93%
Weighted average expected lives in years	2.29	2.25	-	4.99
Expected dividend	0%		0%

For the years ended December 31, 2017 and 2016, we recognized a gain of $1.8 million and a gain of $2.1 million, respectively, related to the revaluation of our warrant liabilities.

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

For the year ended December 31, 2017, four customers accounted for approximately 90% of revenues and four customers accounted for approximately 96% of accounts receivable.

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

For the twelve months ended December 31, 2017 and 2016, we recognized a gain of $132,000 and a loss of $5.8 million related to the revaluation of our derivative liability, respectively.

Recently Issued or Newly Adopted Accounting Pronouncements

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and we estimate the financial impact to increase revenue by approximately $1.8 million effective January 1, 2018.

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

Note 2. Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Healthcare fees	$985	$1,050
Other	2	2
Total receivables	$987	$1,052
Less allowance for doubtful accounts	(476)	-
Total receivables, net	$511	$1,052

We use the specific identification method for recording the provision for doubtful accounts, which was $476 and $0 as of December 31, 2017 and 2016.

Note 3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016:

(in thousands)	2017	2016
Furniture and equipment	$1,836	$1,712
Leasehold improvements	318	318
Total property and equipment	2,154	2,030
Less accumulated depreciation and amortization	(1,542)	(1,620)
Total property and equipment, net	$612	$410

Depreciation expense was $246,000 and $141,000 for the years ended December 31, 2017 and 2016, respectively.

Note 4. Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2016 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets and was $86,000 and $103,000 at December 31, 2017 and 2016, respectively. Accumulated depreciation of the leased equipment at December 31, 2017 and 2016 was approximately $59,000 and $47,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of December 31, 2017, is as follows:

(in thousands)	Amount
Year ending December 31,
2018	$34
2019	2
Total minimum lease payments	36
Less amounts representing interest	(5)
Capital lease obligations, net of interest	31
Less current maturities of capital lease obligations	(29)
Long-term capital lease obligations	$2

Note 5. Income Taxes

As of December 31, 2017, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $235 million and $222 million, respectively. The net federal operating loss carry forwards begin to expire in 2025, and net state operating loss carry forwards begin to expire in 2017. The majority of the foreign net operating loss carry forwards expire over the next seven years.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2017	2016
(in thousands)
Federal, state and foreign net operating losses	$53,911	$78,466
Stock based compensation	4,937	7,429
Accrued liabilities	157	664
Other temporary differences	3,426	4,894
Valuation allowance	(62,431)	(91,453)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2017	2016
Federal statutory rate	-34.0%	-34.0%
State taxes, net of federal benefit	-5.5%	26.2%
Non-deductible goodwill	0.0%	0.0%
ISO / ESPP	0.3%	0.2%
Other	249.6%	-0.5%
Change in valuation allowance	-210.4%	8.0%
Tax provision	0.0%	-0.1%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax years that remain subject to examinations by tax authorities are 2012 through 2016. The federal and material foreign jurisdictions statutes of limitations began to expire in 2012. There are no current income tax audits in any jurisdictions for open tax years and, as of December 31, 2017, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2017 and 2016, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and the state of California. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years through 2011, and by the IRS for tax years through 2012. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

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

In April 2017, several investors, including Acuitas and Shamus exercised their option to convert their convertible debentures and received 2,982,994 shares of common stock. There was a loss on the conversion of the convertible debentures of $1.4 million for the twelve months ended December 31, 2017.

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

During 2017 and 2016, we issued 28,985 and 39,167 shares of common stock, respectively, for consulting services valued at $181,000 and $235,000, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Note 7. Share-based Compensation

The 2017 Plan provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Plan. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Plan. We grant all such share-based compensation awards at no less than the fair market value of our stock on the date of grant, and have granted stock and stock options to executive officers, employees, members of our Board of Directors and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. At December 31, 2017, we had 1,885,383 vested and unvested stock options outstanding and 691,804 shares reserved for future awards. Total share-based compensation expense amounted to $465,000 and $697,000 for the years ended December 31, 2017 and 2016, respectively.

Stock Options – Employees and Directors

There were 1,674,864 options issued to employees or directors during 2017 and no options issued to employees or directors during 2016. The estimated weighted average fair value of the options granted during 2017 was approximately $2.32 per share.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.	Aggregate
	Shares	Exercise Price	Intrinsic Value
Balance, December 31, 2015	245,213	$39.06	$-

2016
Granted	-	-
Cancelled/Expired	(1,167)	67.86
Balance, December 31, 2016	244,046	$38.94	$-

2017
Granted	1,674,864	7.50
Cancelled/Expired	(33,527)	14.54
Balance, December 31, 2017	1,885,383	$11.46	$-

Exercisable at December 31, 2017	306,612	$31.49	$-

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2017 were as follows:

			Options Outstanding			Options Exercisable

Range of Exercise Prices			Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00	to	$110.00	1,883,839	8.64	$10.66	305,068	$26.82
$110.01	to	to $1,500.00	1,544	1.03	953.39	1,544	953.39

			1,885,383	8.63	$11.43	306,612	$31.49

Share-based compensation expense relating to stock options granted to employees and directors was $465,000 and $697,000 for the years ended December 31, 2017 and 2016, respectively.

As of December 31, 2017, there was $4.7 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 4.23 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted options and warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.

Warrants granted to non-employees outstanding as of December 31, 2017 and 2016, respectively, are summarized as follows:

December 31, 2017
Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	156,250	$6.00
Warrants issued in connection with debt agreements	451,918	4.51
Warrants issued for services	90,000	5.00
	698,168	$4.91

December 31, 2016
Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	-	$-
Warrants issued in connection with debt agreements	1,026,017	4.80
Warrants issued for services	-	-
	1,026,017	$4.80

Note 8. Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $296,000 and $296,000 for the years ended December 31, 2017 and 2016, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,120 square feet. The initial term of the lease expires in April 2019. Our base rent is currently approximately $32,000 per month, subject to annual adjustments.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2017:

(In thousands)
Year	Amount
2018	$387
2019	$99

Legal Proceedings

From time to time, we may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims as of December 31, 2017.

Note 9. Related Party Disclosure

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

In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of approximately $254,000 as of December 31, 2017.

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

Note 10. Short-term Debt

In March 2016, we entered into a promissory note with Acuitas Group Holdings, LLC (“Acuitas”), pursuant to which we received aggregate gross proceeds of $900,000 for the issuance of the note with a principal amount of $900,000 (the “March 2016 Promissory Note”). The March 2016 Promissory Note is due within 30 days of demand by Acuitas (the “Maturity Date”), and carries an interest rate on any unpaid principal amount of 8% per annum until the Maturity Date, after which the interest will increase to 12% per annum. In addition, we issued Acuitas five-year warrants to purchase an aggregate of 75,000 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “March 2016 Warrants”). The number of warrants were subsequently increased to 106,818 and the exercise price of the March 2016 Warrants was subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note.

In April 2016, we amended and restated the March 2016 Promissory Note to increase the principal amount by $400,000, for a total of $1.3 million (the “April Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 33,334 shares of our common stock, at an exercise price of $2.82 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “April 2016 Warrants”). The number of warrants were subsequently increased to 47,475 and the exercise price of the April 2016 Warrants was subsequently reduced to $1.98 per share based upon the May 2016 Promissory Note.

In May 2016, we amended and restated the April 2016 Promissory Note to increase the principal amount by $405,000, for a total of $1.7 million (the “May Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 51,136 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “May 2016 Warrants”).

In June 2016, we amended and restated the May 2016 Promissory Note to increase the principal amount by $480,000, for a total of $2.2 million (the “June 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 60,606 shares of our common stock, at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “June 2016 Warrants”).

In July 2016, we amended and restated the June 2016 Promissory Note to increase the principal amount by $570,000, for a total of $2.8 million (the “July 2016 Promissory Note”). In connection with the amendment, we issued Acuitas five-year warrants to purchase an additional 71,970 shares of our common stock at an exercise price of $1.98 per share, which warrants include, subject to certain exceptions, a full-ratchet anti-dilution protection (the “July 2016 Warrants”).

In August 2016, we entered into subscription agreements with three accredited investors, including Shamus (collectively, the “Investors”), pursuant to which we issued to the Investors short-term senior promissory notes in the aggregate principal amount of $2.8 million (the “August 2016 Notes”) and five-year warrants to purchase up to an aggregate of 145,833 shares of our common stock, at an exercise price of $6.60 per share (the “August 2016 Warrants”).

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

In addition, in August 2016, Acuitas agreed to exchange its July 2016 Promissory Note for a short-term senior promissory note, in the aggregate principal amount of $2.8 million plus accrued interest, in the form substantially identical to the form of the August 2016 Notes. Acuitas also agreed to exchange certain of its outstanding warrants to purchase an aggregate of 338,005 shares of our common stock at an exercise price of $1.98 per share for warrants to purchase an aggregate of 498,927 shares of common stock at an exercise price of $6.60 per share, in the form substantially identical to the form of the August 2016 Warrants.

In December 2016, we exchanged the August 2016 Notes issued to the Investors, which had an aggregate outstanding principal amount of $5.6 million, for (i) 8% Convertible Debentures in the same principal amount due on March 15, 2017 (the “Debentures”) and (ii) five-year warrants to purchase shares of the Company’s common stock in amount equal to forty percent (40%) of the initial number of shares of common stock, or 337,139 warrants, issuable upon conversion of each Investor’s Debentures, at an exercise price of $6.60 per share (the “December 2016 Warrants”). In April 2017, we either converted or paid in full the Debentures with principal and interest with proceeds from the public offering.

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

In December 2016, we entered into an agreement with Shamus pursuant to which the Company received gross proceeds of $300,000 for the sale of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “December 2016 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to seventy-five percent (75%) of the initial number of shares of common stock, or 44,118 warrants, issuable upon the conversion of the December 2016 Convertible Debenture, at an exercise price of $5.10 per share (the “Shamus Warrants”). In March 2017, the December 2016 Convertible Debenture was converted into common stock.

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

In March 2017, we entered into amendments with the holders of certain outstanding warrants issued on April 17, 2015 and July 30, 2015 to eliminate certain anti-dilution provisions in such warrants, which caused us to reflect an associated liability of $5.3 million on our balance sheet as of December 31, 2016. Such amendments were contingent upon and did not take effect until the closing of the public offering. For each warrant share underlying the warrants so amended, the holder received the right to purchase an additional .2 shares of common stock. Two of the holders of such warrants, which owners hold warrants to purchase an aggregate of 11,049 shares of common stock, did not agree to the amendment. The warrant holders agreeing to the amendment include Acuitas and another accredited investor, who received additional warrants to purchase 31,167 and 13,258 shares of our common stock. In addition, several warrant agreements that had anti-dilution protection had a provision in the agreement that upon an up-listing to NASDAQ, the anti-dilution protection would be removed. The up-listing to NASDAQ occurred on April 26, 2017. The elimination of the anti-dilution provision resulted in the write-off of $6.2 million of the warrant liability as of December 31, 2017.

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

Note 11. Restatement of Financial Statements

The prior year financial statements have been retroactively restated to reflect the 1-for-6 reverse-stock split that occurred on April 25, 2017.