Form 10-Q
period 2018-03-31
CATASYS, INC.
filed 2018-05-15
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes   ☐            No   ☑

As of May 14, 2018, there were 15,913,171 shares of the registrant's common stock, $0.0001 par value, outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise stated or the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us” or “our” refer to Catasys, Inc., and our wholly owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	March 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$1,354	$4,779
Receivables, net of allowance for doubtful accounts of $0 and $476, respectively	1,211	511
Prepaids and other current assets	354	366
Total current assets	2,919	5,656
Long-term assets
Property and equipment, net of accumulated depreciation of $1,627 and $1,542, respectively	527	612
Deposits and other assets	336	336
Total Assets	$3,782	$6,604

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$734	$980
Accrued compensation and benefits	1,036	1,177
Deferred revenue	1,689	2,914
Other accrued liabilities	1,200	578
Total current liabilities	4,659	5,649
Long-term liabilities
Deferred rent and other long-term liabilities	-	25
Capital leases	-	2
Warrant liabilities	40	30
Total Liabilities	4,699	5,706

Stockholders' equity/(deficit)
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 15,913,171 and 15,889,171 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	294,746	294,220
Accumulated deficit	(295,665)	(293,324)
Total Stockholders' Equity/(Deficit)	(917)	898
Total Liabilities and Stockholders' Equity/(Deficit)	$3,782	$6,604

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2018	2017
Revenues
Healthcare services revenues	$1,911	$1,822

Operating expenses
Cost of healthcare services	2,287	1,365
General and administrative	3,786	2,629
Depreciation and amortization	85	39
Total operating expenses	6,158	4,033

Loss from operations	(4,247)	(2,211)

Other income	40	14
Interest expense	(1)	(2,867)
Loss on conversion of note	-	(926)
Change in fair value of warrant liability	(10)	(5,181)
Change in fair value of derivative liability	-	(10,596)
Loss from operations before provision for income taxes	(4,218)	(21,767)
Provision for income taxes	-	1
Net Loss	$(4,218)	$(21,768)

Basic and diluted net loss from operations per share:	$(0.27)	$(2.35)

Basic and diluted weighted number of shares outstanding	15,898	9,246

*The condensed consolidated financial statements have been retroactively restated to reflect the 1-for-6 reverse stock split that occurred on April 25, 2017.

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Three Months Ended
(In thousands)	March 31,
	2018	2017
Operating activities:
Net loss	$(4,218)	$(21,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85	39
Issuance costs included in interest expense	-	2,622
Warrants issued for services	86	-
Provision for doubtful accounts	-	149
Deferred rent	(22)	(20)
Share-based compensation expense	328	127
Fair value adjustment on derivative liability	-	10,596
Fair value adjustment on warrant liability	10	5,181
Shares issued for services	112	117
Loss on conversion of note	-	926
Changes in current assets and liabilities:
Receivables	(700)	(360)
Prepaids and other current assets	12	(176)
Deferred revenue	652	418
Accounts payable and other accrued liabilities	239	534
Net cash used in operating activities	$(3,416)	$(1,615)

Investing activities:
Purchases of property and equipment	$-	$(49)
Net cash used in investing activities	$-	$(49)

Financing activities:
Proceeds from bridge loan	$-	$1,115
Capital lease obligations	(9)	(11)
Net cash (used in)/provided by financing activities	$(9)	$1,104

Net decrease in cash and cash equivalents	$(3,425)	$(560)
Cash and cash equivalents at beginning of period	4,779	851
Cash and cash equivalents at end of period	$1,354	$291

Supplemental disclosure of cash paid
Income taxes	$-	$39
Supplemental disclosure of non-cash activity
Common stock issued for investor relations services	$112	$117
Warrants issued for investor relations services	$85	$-

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC.  AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(unaudited)

			Additional
(Amounts in thousands, except for number of shares)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard	-	$-	$-	$1,877	$1,877
Balance at January 1, 2018	15,889,171	2	294,220	(291,447)	2,775

Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Share-based Compensation Expense	-	-	328	-	328
Net loss	-	-	-	(4,218)	(4,218)
Balance at March 31, 2018	15,913,171	2	294,746	(295,665)	(917)

See accompanying notes to the condensed consolidated financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation, Presentation and Liquidity

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

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2017, from which the balance sheet, as of December 31, 2017, has been derived.

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

Management’s Plans

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We entered into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first quarter of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow by the end of 2018. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would need to finance these options via a debt financing rather than an equity financing.

All inter-company transactions have been eliminated in consolidation.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e., the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

The following table disaggregates our revenue by contract (in thousands):

	For the period ended March 31, 2018
	Revenue	Percentage
Commercial	$1,100	58%
Government	811	42%
	$1,911	100%

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending March 31, 2018.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of March 31, 2018, cash and cash equivalents exceeding federally insured limits totaled $1.2 million.

For the three months ended March 31, 2018, five customers accounted for approximately 89% of revenues (22%, 20%, 18%, 15%, 14%) and four customers accounted for approximately 83% of accounts receivable (37%, 18%, 15%, 13%).

Basic and Diluted Loss per Share

Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common stock and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 3,920,531 and 1,928,431 common shares for the three months ended March 31, 2018 and 2017, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. As of March 31, 2018, we had 1,885,003 shares outstanding, of which 338,178 shares are vested and 692,184 shares are available for future awards under the 2017 Plan.

Share-based compensation expense attributable to operations were $328,000 and $127,000 for the three months ended March 31, 2018 and 2017, respectively.

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

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three months ended March 31, 2018 and 2017, is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were no options granted to employees and directors during the three months ended March 31, 2018 and 2017, respectively, under the 2017 Plan. Employee and director stock option activity for the three months ended March 31, 2018 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2017	1,885,383	$11.46

Granted	-	-
Cancelled	(380)	683.91

Balance March 31, 2018	1,885,003	$11.32

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three months ended March 31, 2018 and 2017, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of March 31, 2018, there was $4.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2017 Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.26 years.

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

There were no options issued to non-employees for the three months ended March 31, 2018 and 2017, respectively. There was no share-based compensation expense relating to stock options and warrants recognized for the non-employees for the three months ended March 31, 2018 and 2017, respectively.

There were 24,000 and 0 warrants issued in exchange for investor relations services during the three months ended March 31, 2018 and 2017, respectively. Generally, the costs associated with warrants issued for services are amortized to the related expense on a straight-line basis over the related service periods.

There were 2,035,528 and 1,684,578 warrants outstanding as of March 31, 2018 and 2017, respectively.

Common Stock

There were 24,000 and 14,492 shares of common stock issued in exchange for investor relations services during the three months ended March 31, 2018 and 2017, respectively. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of March 31, 2018.  As such, we have not recorded a provision for income tax for the period ended March 31, 2018.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended March 31, 2018 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value:

	Balance at March 31, 2018

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	71	-	-	71
Total assets	71	-	-	71

Warrant liabilities	-	-	40	40
Total liabilities	-	-	40	40

Carrying amounts reported in the condensed consolidated balance sheet of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their relatively short maturity. The fair value of borrowings is not considered to be significantly different from its carrying amount because stated rates for such debt reflect current market rates and conditions.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2018, represent our liabilities measured at market value on a recurring basis which include warrant liabilities and derivative liabilities resulting from recent debt and equity financings. In accordance with current accounting rules, the warrant liabilities and derivative liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants and derivative liabilities are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three months ended March 31, 2018:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2017	$30
Issuance of warrants	-
Change in fair value	10
Balance as of March 31, 2018	$40

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

Warrant Liabilities

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2018
Expected volatility	102.90%
Risk-free interest rate	2.27%
Weighted average expected lives in years	2.04
Expected dividend	0%

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, December 2016, January 2017, February 2017, March 2017, June 2017, and February 2018. 11,049 of our warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2018 and 2017, we recognized a loss of $10,000 and $5.2 million, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018 (Please see footnote 3).

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements and related disclosures.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU should not have a material impact on our condensed consolidated financial statements.

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

Note 3. ASC 606

        In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	(2,914)	1,877	(1,037)

Equity
Retained earnings	(293,324)	1,877	(291,447)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$1,911	$1,152	$759

Net loss	(4,218)	(4,977)	759

Note 4. Restatement of Financial Statements

The financial statements have been retroactively restated to reflect the 1-for-6 reverse stock split that occurred on April 25, 2017.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2017.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2017 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward looking statements, except as required by law.

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

Operations

We currently operate our OnTrak solutions in Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to launch additional customers and increase enrollment and fees throughout 2018. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017:

	Three Months Ended
(In thousands, except per share amounts)	March 31,
	2018	2017
Revenues
Healthcare services revenues	$1,911	$1,822

Operating expenses
Cost of healthcare services	2,287	1,365
General and administrative	3,786	2,629
Depreciation and amortization	85	39
Total operating expenses	6,158	4,033

Loss from operations	(4,247)	(2,211)

Other income	40	14
Interest expense	(1)	(2,867)
Loss on conversion of note	-	(926)
Change in fair value of warrant liability	(10)	(5,181)
Change in fair value of derivative liability	-	(10,596)
Loss from operations before provision for income taxes	(4,218)	(21,767)
Provision for income taxes	-	1
Net Loss	$(4,218)	$(21,768)

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three months ended March 31, 2018 was $4.2 million, compared with a net loss of $21.8 million for the same period in 2017. The difference primarily relates to the decrease in interest expense, the decrease in the loss on conversion of note, the decrease in the loss from change in fair value of warrant liability, and the decrease in the loss from change in fair value of the derivative liability for the three months ended March 31, 2018, compared to the same period in 2017.

Revenues

During the three months ended March 31, 2018, we have launched enrollment with two new health plans in Illinois and Tennessee, expanded with two of our current health plans, and have continued to increase enrollment, which has resulted in a net increase in the number of patients enrolled in our solutions compared with the same period in 2017, this was offset by the timing of billing for certain members who we bill on a per claim basis. For the three months ended March 31, 2018, net enrollment increased by approximately 74% over the same period in 2017. Recognized revenue increased by $89,000, or 5%, for the three months ended March 31, 2018, compared with the same period in 2017.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $922,000 for the three months ended March 31, 2018, compared with the same periods in 2017, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in cost of healthcare services during training and ramp-up periods.

General and Administrative Expenses

Total general and administrative expense increased by $1.2 million for the three months ended March 31, 2018, compared with the same period in 2017. The increase in general and administrative expenses was primarily related to investments in data science, IT and software development to support growth and drive efficiency. In addition, there was an increase of approximately $200,000 in non-cash share based compensation expense during the first quarter of 2018 related to the issuance of stock options in the fourth quarter of 2017 which are being amortized over the related vesting periods.

Interest Expense

Interest expense decreased by $2.9 million for the three months ended March 31, 2018, compared with the same period in 2017. The decrease relates to the issuance of our convertible debentures and warrants issued in connection with those convertible debentures in the 2017 period. The majority of these instruments were either converted to equity or paid in full in April 2017 and as a result there was no significant expense for the three months ended March 31, 2018.

Loss of conversion of note

Loss on conversion of note relates to the conversion of a portion of the December 2016 Convertible Debentures for the three months ended March 31, 2017. No such conversion occurred for the same period during 2018.

Change in fair value of warrant liability

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, December 2016, January 2017, February 2017, March 2017, April 2017, and February 2018. 11,049 warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the loss from change in fair value for the warrants was $5.2 million for the three months ended March 31, 2018 compared with the same period in 2017.

In April 2017, we removed the anti-dilution protection in most of our warrants. We will continue to mark-to-market the remaining warrants with anti-dilution protection to market value each quarter-end until they are completely settled or expire.

Change in fair value of derivative liability

The change in fair value of derivative liabilities was $10.6 million for the three months ended March 31, 2018, compared with the same periods in 2017. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture, which was converted into 2,385,111 shares of common stock in April 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of May 14, 2018, we had a balance of approximately $1.5 million cash on hand. We had a working capital deficit of approximately $1.5 million as of March 31, 2018. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $1.1 million per month.  We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We entered into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first quarter of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow by the end of 2018. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would need to finance these options via a debt financing rather than an equity financing.

Cash Flows

We used $3.4 million of cash from operating activities during the three months ended March 31, 2018 compared with $1.6 million in the same period in 2017. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak.

There were no capitalized capital expenditures for the three months ended March 31, 2018. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

There was $9,000 net cash used by financing activities for the three months ended March 31, 2018, compared with net cash provided by financing activities of $1.1 million for the three months ended March 31, 2017. Cash provided by financing activities for the three months ended March 31, 2018 consisted of the reduction of capital leases by $9,000, leaving a balance of $1.4 million in cash and cash equivalents as of March 31, 2018.

As discussed above, we currently expend cash at a rate of approximately $1.1 million per month. We also anticipate cash inflow to increase during 2018 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein, with the audit committee of our Board of Directors. We believe our accounting policies related to the fair value of warrants, revenue recognition, and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Warrant Liabilities

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

March 31, 2018
Expected volatility	102.90%
Risk-free interest rate	2.27%
Weighted average expected lives in years	2.04
Expected dividend	0%

We have issued warrants to purchase common stock in February 2012, April 2015, July 2015, August 2016, December 2016, January 2017, February 2017, March 2017, June 2017, and February 2018. 11,049 of our warrants are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three months ended March 31, 2018 and 2017, we recognized a loss of $10,000 and $5.2 million, respectively, related to the revaluation of our warrant liabilities.

Revenue Recognition

        In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue - Revenue from Contracts with Customers were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	(2,914)	1,877	(1,037)

Equity
Retained earnings	(293,324)	1,877	(291,447)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in thousands):

	For the period ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$1,911	$1,152	$759

Net loss	(4,218)	(4,977)	759

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the three months ended March 31, 2018 and 2017, respectively, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three months ended March 31, 2018 and 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018.

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses. The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements and related disclosures.

In July 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU should not have a material impact on our condensed consolidated financial statements.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2018. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

 None.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In February 2018, we issued 24,000 restricted shares of common stock to a consultant for investor relations services to be performed beginning in October 2017 and ending April 2018. These securities were issued without registration pursuant to the exemption afforded by Section 4(2) of the Securities Act of 1933, as a transaction by us not involving a public offering.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

None.

Item 6.     Exhibits

Exhibit 10.1#

Amended Employment Agreement, by and between the Company and Mr. Richard A. Anderson dated April 10, 2018, incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

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

CATASYS, INC.
Date: May 15, 2018	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)