Form 10-Q
period 2018-06-30
CATASYS, INC.
filed 2018-08-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes   ☐          No   ☑

As of August 13, 2018, there were 15,913,171 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise stated or the context otherwise requires, the terms “the Company,” “Our Company,” “we,” “us,” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	June 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$5,603	$4,779
Receivables, net of allowance for doubtful accounts of $0 and $476, respectively	1,140	511
Prepaids and other current assets	201	366
Total current assets	6,944	5,656
Long-term assets
Property and equipment, net of accumulated depreciation of $1,688 and $1,542, respectively	374	612
Deposits and other assets	578	336
Total Assets	$7,896	$6,604

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Current liabilities
Accounts payable	$1,215	$980
Accrued compensation and benefits	1,403	1,177
Deferred revenue	3,416	2,914
Other accrued liabilities	1,567	578
Total current liabilities	7,601	5,649
Long-term liabilities
Long term debt, net of discount of $434 and $0, respectively	4,865	-
Deferred rent and other long-term liabilities	-	25
Capital leases	-	2
Warrant liabilities	59	30
Total Liabilities	12,525	5,706

Stockholders' (deficit)/equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 15,913,171 and 15,889,171 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	295,234	294,220
Accumulated deficit	(299,865)	(293,324)
Total Stockholders' (Deficit)/Equity	(4,629)	898
Total Liabilities and Stockholders' (Deficit)/Equity	$7,896	$6,604

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Healthcare services revenues	$3,273	$1,665	$5,184	$3,487

Operating expenses
Cost of healthcare services	2,941	1,332	5,228	2,697
General and administrative	4,392	2,940	8,178	5,569
Depreciation and amortization	85	45	170	84
Total operating expenses	7,418	4,317	13,576	8,350

Loss from operations	(4,145)	(2,652)	(8,392)	(4,863)

Other income	-	14	40	28
Interest expense	(36)	(539)	(37)	(3,406)
Loss on conversion of note	-	(430)	-	(1,356)
Loss on issuance of common stock	-	(145)	-	(145)
Change in fair value of warrant liability	(19)	6,950	(29)	1,769
Change in fair value of derivative liability	-	10,728	-	132
Income/(Loss) from operations before provision for income taxes	(4,200)	13,926	(8,418)	(7,841)
Provision for income taxes	-	1	-	2
Net Income/(Loss)	$(4,200)	$13,925	$(8,418)	$(7,843)

Basic net income (loss) from operations per share:	$(0.26)	$1.00	$(0.53)	$(0.68)

Basic weighted number of shares outstanding	15,913	13,885	15,906	11,578

Diluted net income (loss) from operations per share:	$(0.26)	$0.97	$(0.53)	$(0.68)

Diluted weighted number of shares outstanding	15,913	14,299	15,906	11,578

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
(In thousands)	June 30,
	2018	2017
Operating activities:
Net loss	$(8,418)	$(7,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	170	84
Amortization of debt discount included in interest expense	10	3,335
Warrants issued for services	86	-
Loss on disposal of fixed asset	68	-
Provision for doubtful accounts	-	234
Deferred rent	(45)	(39)
Share-based compensation expense	753	159
Fair value adjustment on derivative liability	-	(132)
Fair value adjustment on warrant liability	29	(1,769)
Shares issued for services	112	181
Loss on conversion of note	-	1,356
Loss on issuance of common stock	-	145
Changes in current assets and liabilities:
Receivables	(629)	(169)
Prepaids and other current assets	165	242
Deferred revenue	2,379	843
Accounts payable and other accrued liabilities	1,486	164
Net cash used in operating activities	$(3,834)	$(3,209)

Investing activities:
Purchases of property and equipment	$-	$(127)
Net cash used in investing activities	$-	$(127)

Financing activities:
Proceeds of issuance of common stock	$-	$16,458
Proceeds from bridge loan	-	1,300
Payment of convertible debentures	-	(4,363)
Transaction costs	-	(1,667)
Proceeds from secured promissory note	5,000	-
Debt issuance costs	(324)	-
Capital lease obligations	(18)	(21)
Net cash provided by financing activities	$4,658	$11,707

Net increase in cash and cash equivalents	$824	$8,371
Cash and cash equivalents at beginning of period	4,779	851
Cash and cash equivalents at end of period	$5,603	$9,222

Supplemental disclosure of cash paid
Income taxes	$-	$40
Supplemental disclosure of non-cash activity
Common stock issued for conversion of debt and accrued interest	$-	$7,163
Common stock issued upon settlement of deferred compensation to officer	$-	$1,122
Warrants issued in connection with A/R Facility	$63	$-

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/EQUITY

			Additional
(Amounts in thousands, except for number of shares)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard	-	-	-	1,877	1,877
Balance at January 1, 2018	15,889,171	2	294,220	(291,447)	2,775

Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Warrants issued in connection with A/R facility	-	-	63	-	63
Share-based compensation expense	-	-	753	-	753
Net loss	-	-	-	(8,418)	(8,418)
Balance at June 30, 2018	15,913,171	$2	$295,234	$(299,865)	$(4,629)

See accompanying notes to the condensed consolidated financial statements.

Catasys, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. Basis of Consolidation and Presentation

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human intervention, to deliver improved member health and cost savings to health plans through integrated technology enabled treatment solutions. It is our mission to provide access to affordable and effective care, thereby improving health and reducing cost of care for people who suffer from the medical consequences of behavioral health conditions; helping these people and their families achieve and maintain better lives

The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2017, from which the balance sheet, as of December 31, 2017, have been derived.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2018.

Management’s Plans

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan is subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.  Also, in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility.

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We entered into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first half of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow during the second quarter of 2019. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would look to finance these options via a debt financing rather than an equity financing, subject to complying with certain restrictions on the incurrence of indebtedness in our current lending facilities.

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

The following table disaggregates our revenue by contract (in thousands):

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Revenue	Percentage	Revenue	Percentage

Commercial	$2,145	66%	$3,245	63%
Government	1,128	34%	1,939	37%
	$3,273	100%	$5,184	100%

Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations.

Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending June 30, 2018.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of June 30, 2018, we had $5.4 million in cash and cash equivalents exceeding federally insured limits.

For the six months ended June 30, 2018, five customers accounted for approximately 93% of revenues (26%, 25%, 16%, 15%, and 11%) and three customers accounted for approximately 71% of accounts receivable (42%, 17%, and 12%).

For the three months ended June 30, 2018, two customers accounted for approximately 36% of revenues (19% and 17%).

Basic and Diluted Income (Loss) per Share

Basic income (loss) per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss for the period by the weighted average number of common stock and dilutive common equivalent shares outstanding during the period.

Common equivalent shares, consisting of 4,571,912 and 2,255,381 common shares for the six months ended June 30, 2018 and 2017, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Common equivalent shares, consisting of 413,701 incremental common shares for the three months ended June 30, 2017, issuable upon the exercise of warrants have been included in the diluted earnings per share calculation.

	Three Months Ended		Six Months Ended
	June 30		June 30
(in thousands, except per share amounts)	2018	2017	2018	2017

Numerator

Net income (loss)	$(4,200)	$13,925	$(8,418)	$(7,843)

Denominator

Weighted-average common shares outstanding	15,913	13,885	15,906	11,578

Shares used in calculation - basic	15,913	13,885	15,906	11,578

Shares issuable for stock options and warrants	-	414	-	-

Shares used in calculation - diluted	15,913	14,299	15,906	11,578

Net income (loss) per share from operations

Basic	$(0.26)	$1.00	$(0.53)	$(0.68)

Diluted	$(0.26)	$0.97	$(0.53)	$(0.68)

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. As of June 30, 2018, we had 2,526,664 shares outstanding, of which 368,609 shares are vested and 50,523 shares are available for future awards under the 2017 Plan.

Share-based compensation expense attributable to operations were approximately $425,000 and $753,000 for the three and six months ended June 30, 2018, respectively compared with approximately $32,000 and $159,000 for the same periods in 2017, respectively.

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

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were 642,307 options granted to employees and directors during the three and six months ended June 30, 2018 compared with no options granted during the same periods in 2017. Employee and director stock option activity for the six months ended June 30, 2018 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2017	1,885,383	$11.46

Granted	642,307	7.50
Cancelled	(1,026)	546.19

Balance June 30, 2018	2,526,664	$10.24

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and six months ended June 30, 2018 and 2017, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of June 30, 2018, there was $6.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2017 Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.5 years.

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

There were no options issued to non-employees for the three and six months ended June 30, 2018 or in the same periods in 2017.

There was no share-based compensation expense relating to stock options and warrants recognized for non-employees for the three and six months ended June 30, 2018 or in the same periods in 2017.

There were 0 and 24,000 warrants issued in exchange for services during the three months and six months ended June 30, 2018, compared with 90,000 options issued in exchange for services during the same periods in 2017. Generally, the costs associated with warrants issued for services are amortized to the related expense on a straight-line basis over the related service periods.

There were 9,720 warrants issued in connection with the June 2018 A/R Facility financing (see Footnote 4).

There were 2,045,248 and 2,011,528 warrants outstanding as of June 30, 2018 and 2017, respectively.

Common Stock

There were 0 and 24,000 shares of common stock issued in exchange for investor relations services during the three and six months ended June 30, 2018, respectively, compared with 14,493 and 28,985 for the same periods in 2017. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

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

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of June 30, 2018.  As such, we have not recorded a provision for income tax for the period ended June 30, 2018.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended June 30, 2018 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value:

	Balance at June 30, 2018

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	71	-	-	71
Total assets	71	-	-	71

Warrant liabilities	-	-	59	59
Total liabilities	-	-	59	59

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2018, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt financings. In accordance with current accounting rules, the warrant liabilities with anti-dilution protection are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the six months ended June 30, 2018:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2017	$30
Issuance of warrants	-
Change in fair value	29
Balance as of June 30, 2018	$59

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

As discussed under the heading Management Services Agreement (“MSA”) below, we have an MSA with a Texas nonprofit health organization (“TIH”). Under this MSA, the equity owner of TIH has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for TIH to pay for its obligations. Substantially all of the activities of TIH either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of the TIH are conducted primarily using our licensed network of providers and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the medical group. Payment of our management fee is subordinate to payments of the obligations of TIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loans provided to the medical group, we have determined that TIH is a VIE, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreement

In April 2018, we executed an MSA with TIH. Under the MSA, we license to TIH the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services;
●	information systems;
●	recordkeeping;
●	billing and collection;
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

All clinical matters relating to the operation of TIH and the performance of clinical services through the network of providers shall be the sole and exclusive responsibility of the TIH Board free of any control or direction by Catasys.

TIH pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the treatment center at its sole discretion. The treatment center’s payment of our fee is subordinate to payment of the treatment center's obligations, including physician fees and medical group employee compensation.

Under the MSA, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for TIH to pay for its obligations. Substantially all of the activities of TIH either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of TIH is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the treatment center. Payment of our management fee is subordinate to payments of the obligations of TIH, and repayment of the working capital loans is not guaranteed by the equity owner of TIH or other third party. Creditors of TIH do not have recourse to our general credit. Based on these facts, we have determined that TIH is a VIE and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets at June 30, 2018 are as follows:

(in thousands)	June 30, 2018
Cash and cash equivalents	$96

Accounts payable	7
Accrued liabilities	50
Total liabilities	$57

Warrant Liabilities

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

June 30, 2018
Expected volatility	102.90%
Risk-free interest rate	2.52%
Weighted average expected lives in years	1.79
Expected dividend	0%

We issued 11,049 warrants to purchase common stock in April 2015 which are being accounted for as liabilities in accordance with Financial Accounting Standards Board (“FASB”) accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price, which is considered outside our control.  These warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

For the three and six months ended June 30, 2018, we recognized a loss of $19,000 and $29,000, respectively, compared with a gain of $7.0 million and $1.8 million for the same periods in 2017, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In June 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018 (Please see footnote 3).

In February 2016, the FASB ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.  We plan on having this analysis completed during the fourth quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11 should not have a material impact on our condensed consolidated financial statements.

Note 3. ASC 606

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	$(2,914)	$1,877	$(1,037)

Equity
Retained earnings	(293,324)	1,877	(291,447)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$3,273	$1,734	$1,539

Net loss	(4,200)	(5,739)	1,539

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$5,184	$2,886	$2,298

Net loss	(8,418)	(10,716)	2,298

Note 4. Long-Term Debt

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan is subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.

Repayment of the loans is on an interest-only basis through September 1, 2019, followed by monthly payments of principal and accrued interest for the balance of the term, subject to extension in the event the billings of the Company exceed $20.0 million during the six months period ended June 30, 2019. The loans bear interest at a floating coupon rate of 8.75% plus the amount by which one-month LIBOR exceeds 2.0%.  We have also agreed to make quarterly revenue based payments to the Lender in the amount of 0.2% of their consolidated revenue in accordance with GAAP, in any quarter in which the Company’s EBITDA is negative, or 0.4% of such consolidated revenue if the Company’s EBITDA is positive. A final payment equal to 6.0% of each loan tranche will be due on the scheduled maturity date of March 1, 2022 for each loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lender a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs during the interest-only payment period, 2% thereafter, plus the amount by which the Revenue Based Payments received prior to such prepayment did not exceed certain minimum thresholds.  We paid $23,000 in interest for the three and six months ended June 30, 2018.

Obligations under the Loan Agreement are secured by a first priority security interest in all of our respective assets, with the exception of intellectual property. We have agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, excluding any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances (and a late payment fee of 6% of the amount due incurred), and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company obligated to pay the Lender a $75,000 commitment fee.

We recognized approximately $438,000 of debt discount associated with this Loan Agreement, which is being amortized to interest expense using the effective interest method over the term of the Loan Agreement.  Amortization of the debt discount associated with the Loan Agreement was approximately $4,000 for the three and six months ended June 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Also in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for us to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. Interest on such borrowings accrues at the rate of the Wall Street Journal Prime Rate plus 3.0%. The lender under the A/R Facility is entitled to an annual facility fee of 1% and the initial term of the A/R Facility is two years.  Obligations under the A/R Facility are secured by a first priority security interest in all of the personal property of the Company, with the exception of intellectual property, and are senior to all borrowings under the Loan Agreement pursuant to an intercreditor agreement.

In connection with the A/R Facility agreement, we issued Heritage Bank of Commerce warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to a reduction in the event of early termination of the AR Facility agreement.  These warrants were recorded as debt issuance costs as well as all fees associated with securing the A/R Facility and are being amortized to interest expense over the two-years term of the A/R Facility using the straight-line method.  We recognized approximately $248,000 of debt issuance costs associated with the A/R Facility, and the amortization of the debt issuance costs associated with the A/R Facility was approximately $6,000 for the three and six months ended June 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Note 5. Subsequent Events

In August 2018, at our Annual Stockholders Meeting, Stockholders approved an amendment to the Company's 2017 Stock Incentive Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder.

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

OnTrak integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. The program is currently improving member health and, at the same time, is demonstrating reduced inpatient and emergency room utilization, driving a more than 54 percent reduction in total health insurers' costs for enrolled members. OnTrak is available to members of several leading health plans in California, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Recent Developments

Debt Financing

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan is subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.

Repayment of the loans is on an interest-only basis through September 1, 2019, followed by monthly payments of principal and accrued interest for the balance of the term, subject to extension in the event the billings of the Company exceed $20.0 million during the six months period ended June 30, 2019. The loans bear interest at a floating coupon rate of 8.75% plus the amount by which one-month LIBOR exceeds 2.0%.  We have also agreed to make quarterly revenue based payments to the Lender in the amount of 0.2% of their consolidated revenue in accordance with GAAP, in any quarter in which the Company’s EBITDA is negative, or 0.4% of such consolidated revenue if the Company’s EBITDA is positive. A final payment equal to 6.0% of each loan tranche will be due on the scheduled maturity date of March 1, 2022 for each loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lender a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs during the interest-only payment period, 2% thereafter, plus the amount by which the Revenue Based Payments received prior to such prepayment did not exceed certain minimum thresholds.  We paid $23,000 in interest for the three and six months ended June 30, 2018.

Obligations under the Loan Agreement are secured by a first priority security interest in all of our respective assets, with the exception of intellectual property. We have agreed not to pledge or otherwise encumber our intellectual property assets, subject to certain exceptions.

The Loan Agreement includes customary affirmative and restrictive covenants, excluding any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes.  Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances (and a late payment fee of 6% of the amount due incurred), and the Lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with the Loan Agreement, the Company obligated to pay the Lender a $75,000 commitment fee.

We recognized approximately $438,000 of debt discount associated with this Loan Agreement, which is being amortized to interest expense using the effective interest method over the term of the Loan Agreement.  Amortization of the debt discount associated with the Loan Agreement was approximately $4,000 for the three and six months ended June 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Also in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for us to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. Interest on such borrowings accrues at the rate of the Wall Street Journal Prime Rate plus 3.0%. The lender under the A/R Facility is entitled to an annual facility fee of 1% and the initial term of the A/R Facility is two years.  Obligations under the A/R Facility are secured by a first priority security interest in all of the personal property of the Company, with the exception of intellectual property, and are senior to all borrowings under the Loan Agreement pursuant to an intercreditor agreement.

In connection with the A/R Facility agreement, we issued Heritage Bank of Commerce warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to a reduction in the event of early termination of the AR Facility agreement.  These warrants were recorded as debt issuance costs as well as all fees associated with securing the A/R Facility and are being amortized to interest expense over the two-years term of the A/R Facility using the straight-line method.  We recognized approximately $248,000 of debt issuance costs associated with the A/R Facility, and the amortization of the debt issuance costs associated with the A/R Facility was approximately $6,000 for the three and six months ended June 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Operations

We currently operate our OnTrak solutions in California, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to launch additional customers and increase enrollment and fees throughout 2018. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Healthcare services revenues	$3,273	$1,665	$5,184	$3,487

Operating expenses
Cost of healthcare services	2,941	1,332	5,228	2,697
General and administrative	4,392	2,940	8,178	5,569
Depreciation and amortization	85	45	170	84
Total operating expenses	7,418	4,317	13,576	8,350

Loss from operations	(4,145)	(2,652)	(8,392)	(4,863)

Other income	-	14	40	28
Interest expense	(36)	(539)	(37)	(3,406)
Loss on conversion of note	-	(430)	-	(1,356)
Loss on issuance of common stock	-	(145)	-	(145)
Change in fair value of warrant liability	(19)	6,950	(29)	1,769
Change in fair value of derivative liability	-	10,728	-	132
Income/(Loss) from operations before provision for income taxes	(4,200)	13,926	(8,418)	(7,841)
Provision for income taxes	-	1	-	2
Net Income/(Loss)	$(4,200)	$13,925	$(8,418)	$(7,843)

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three months ended June 30, 2018 was $4.2 million and loss from operations before provision for income taxes for the six months ended June 30, 2018 was $8.4 million, compared with a net income of $13.9 million and net loss of $7.8 million for the same periods in 2017, respectively. The difference primarily relates to the decrease in interest expense, the decrease in the loss on conversion of note, the decrease in the loss from change in fair value of warrant liability, and the decrease in the loss from change in fair value of the derivative liability for the three and six months ended June 30, 2018, compared to the same period in 2017.

Revenues

During the six months ended June 30, 2018, we have launched enrollment with three new health plans in Illinois, Tennessee and California, expanded with two of our current health plans and have continued to increase enrollment, which has resulted in a net increase in the number of patients enrolled in our OnTrak solutions compared with the same period in 2017, this was offset by the timing of billing for certain members who we bill on a per claim basis.  For the six months ended June 30, 2018 net enrollment increased by approximately 149% over the same period in 2017.  Recognized revenue increased by $1.6 million and $1.7 million, or 97% and 49%, for the three and six months ended June 30, 2018, compared with the same periods in 2017, respectively.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $1.6 million and $2.5 million for the three and six months ended June 30, 2018, compared with the same periods in 2017, respectively, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak.

General and Administrative Expenses

Total general and administrative expense increased by $1.5 million and $2.6 million for the three and six months ended June 30, 2018, compared with the same periods in 2017. The increase in general and administrative expenses was primarily related to investments in data science, IT and software development to support growth and drive efficiency. In addition, there was an increase of approximately $594,000 in non-cash share-based compensation expense during the first six months of 2018 related to the issuance of stock options in the fourth quarter of 2017 which are being amortized over the related vesting periods.

Interest Expense

Interest expense decreased by $503,000 and $3.4 million for the three months and six months ended June 30, 2018 compared with the same periods in 2017. The decrease relates to the issuance of our convertible debentures and warrants issued in connection with those convertible debentures in the 2017 period. The majority of these instruments were either converted to equity or paid in full in April 2017 and as a result there was no significant expense for the three and six months ended June 30, 2018.

Loss of conversion of note

      Loss on conversion of note relates to the conversion of a portion of the December 2016 Convertible Debentures for the three and six months ended June 30, 2017. No such conversion occurred for the same period during 2018.

Change in fair value of warrant liability

We have issued 11,049 warrants to purchase common stock in April 2015 which are being accounted for as liabilities in accordance with FASB accounting rules, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the loss from change in fair value for the warrants was $7.0 and $1.8 million for the three and six months ended June 30, 2018 compared with the same period in 2017.

In April 2017, we removed the anti-dilution protection in most of our warrants. We will continue to mark-to-market the remaining 11,049 warrants with anti-dilution protection to market value each quarter-end until they are completely settled or expire.

Change in fair value of derivative liability

The decrease in the loss from change in fair value of derivative liabilities was $10.7 million and $132,000 for the three and six months ended June 30, 2018, respectively, compared with the same periods in 2017. The derivative liability was the result of the issuance of the July 2015 Convertible Debenture, which was converted into 2,385,111 shares of common stock in April 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of August 13, 2018, we had a balance of approximately $5.3 million cash on hand. We had a working capital deficit of $657,000 as of June 30, 2018. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our second quarter average cash burn rate is approximately $234,000, which is reduction of over $900,000 from our average burn rate from the first quarter of 2018. In June 2018, we closed on a debt offering for aggregate net proceeds of $4.9 million. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan is subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.  Also, in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility.

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We entered into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first half of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow during the second quarter of 2019. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would look to finance these options via a debt financing rather than an equity financing, subject to complying with certain restrictions on the incurrence of indebtedness in our current lending facilities.

Cash Flows

We used $3.8 million of cash from operating activities during the six months ended June 30, 2018 compared with $3.2 million in the same period in 2017. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak.

There was no capital expenditures for the six months ended June 30, 2018. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $4.7 million for the six months ended June 30, 2018, compared with net cash provided by financing activities of $11.7 million for the six months ended June 30, 2017, respectively. Cash provided by financing activities for the six months ended June 30, 2018 consisted of the gross proceeds from the issuance of debt in the amount of $5.0 million, offset by debt issuance costs of $324,000, and capital lease obligations of $18,000 leaving a balance of $5.6 million in cash and cash equivalents at June 30, 2018.

As discussed above, our second quarter average cash burn rate is approximately $234,000, which is reduction of over $900,000 from our average burn rate from the first quarter of 2018. We also anticipate cash inflow to increase during 2018 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to revenue recognition and share-based compensation expense, involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-09”). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and most industry-specific guidance throughout ASC 605. The FASB has issued numerous updates that provide clarification on a number of specific issues as well as requiring additional disclosures. The core principle of ASC 606 requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

We adopted ASC 606 effective January 1, 2018 using the modified retrospective method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09 were as follows (in thousands):

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	$(2,914)	$1,877	$(1,037)

Equity
Retained earnings	(293,324)	1,877	(291,447)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the three and six months ended June 30, 2018 was as follows (in thousands):

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$3,273	$1,734	$1,539

Net loss	(4,200)	(5,739)	1,539

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$5,184	$2,886	$2,298

Net loss	(8,418)	(10,716)	2,298

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the six months ended June 30, 2018 and 2017, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and six months ended June 30, 2018 and 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2018, the FASB issued Accounting Standard Update (“ASU”) 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018 (Please see footnote 3).

In February 2016, the FASB ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the lease commencement date: a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the expected impact that the standard could have on our condensed consolidated financial statements and related disclosures.  We plan on having this analysis completed during the fourth quarter of 2018.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of ASU 2017-11 should not have a material impact on our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2018, in connection with our entry into the Facility Agreement, we issued Heritage warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to reduction in the event of early termination of the Facility Agreement. The per share exercise price of the Heritage Warrants is $7.7159.

The Heritage Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”) or the securities laws of any state, and were offered and issued in reliance on the exemption from registration under the Securities Act, provided by Section 4(a)(2) under the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit 4.1	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.
Exhibit 10.1

Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Corporate Finance, a division of Heritage Bank of Commerce, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s, Form 8-K, filed with the Securities and Exchange Commission on June 15, 2018.

Exhibit 10.2

Venture Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Horizon Technology Finance Corporation, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.

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

CATASYS, INC.

Date: August 14, 2018	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2018	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)