Form 10-Q
period 2018-09-30
CATASYS, INC.
filed 2018-11-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes    ☑          No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes    ☐            No    ☑

As of November 13, 2018, there were 16,135,956 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, except as otherwise stated or the context otherwise requires, the terms “the Company,” “Our Company,” “we,” “us,” or “our” refer to Catasys, Inc. and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
(In thousands, except for number of shares)	September 30,	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$4,855	$4,779
Receivables, net of allowance for doubtful accounts of $0 and $476, respectively	2,391	511
Prepaids and other current assets	628	366
Total current assets	7,874	5,656
Long-term assets
Property and equipment, net of accumulated depreciation of $1,747 and $1,542, respectively	314	612
Deposits and other assets	291	336
Total Assets	$8,479	$6,604

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities
Accounts payable	$441	$980
Accrued compensation and benefits	1,205	1,177
Deferred revenue	5,031	2,914
Other accrued liabilities	1,973	578
Total current liabilities	8,650	5,649
Long-term liabilities
Long term debt, net of discount of $535 and $0, respectively	7,415	-
Deferred rent and other long-term liabilities	-	25
Capital leases	-	2
Warrant liabilities	124	30
Total Liabilities	16,189	5,706

Stockholders' (deficit)/equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,087,186 and 15,889,171 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2	2
Additional paid-in-capital	296,506	294,220
Accumulated deficit	(304,218)	(293,324)
Total Stockholders' (Deficit)/Equity	(7,710)	898
Total Liabilities and Stockholders' (Deficit)/Equity	$8,479	$6,604

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Healthcare services revenues	$4,369	$1,195	$9,553	$4,682

Operating expenses
Cost of healthcare services	3,237	1,664	8,465	4,361
General and administrative	5,120	2,575	13,298	8,144
Depreciation and amortization	59	47	229	131
Total operating expenses	8,416	4,286	21,992	12,636

Loss from operations	(4,047)	(3,091)	(12,439)	(7,954)

Other Income	-	16	40	44
Interest expense	(241)	(1)	(278)	(3,408)
Loss on conversion of note	-	-	-	(1,356)
Loss on issuance of common stock	-	-	-	(145)
Change in fair value of derivative liability	-	-	-	132
Change in fair value of warrant liability	(65)	(2)	(94)	1,767
Loss from operations before provision for income taxes	(4,353)	(3,078)	(12,771)	(10,920)
Provision for income taxes	-	2	-	4
Net Loss	$(4,353)	$(3,080)	$(12,771)	$(10,924)

Basic and diluted net loss from operations per share:	$(0.27)	$(0.06)	$(0.80)	$(0.30)

Basic and diluted weighted number of shares outstanding	15,917	47,638	15,909	36,181

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended
(In thousands)	September 30,
	2018	2017
Operating activities:
Net loss	$(12,771)	$(10,924)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	229	131
Amortization of debt discount and issuance costs included in interest expense	95	3,335
Warrants issued for services	86	-
Loss on disposal of fixed assets	69	-
Provision for doubtful accounts	-	307
Deferred rent	(67)	(60)
Share-based compensation expense	2,024	191
Common stock issued for consulting services	112	181
Loss on conversion of convertible debenture	-	1,356
Loss on issuance of common stock	-	145
Fair value adjustment on warrant liability	94	(1,767)
Fair value adjustment on derivative liability	-	(132)
Changes in current assets and liabilities:
Receivables	(1,880)	36
Prepaids and other current assets	3	113
Deferred revenue	3,994	1,655
Accounts payable and other accrued liabilities	949	85
Net cash used by operating activities	$(7,063)	$(5,348)

Investing activities:
Purchases of property and equipment	$-	$(274)
Net cash used by investing activities	$-	$(274)

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$16,458
Proceeds from the issuance of bridge loans	-	1,300
Payments on convertible debenture	-	(4,363)
Transactions costs	-	(1,667)
Proceeds from secured promissory note	7,500	-
Debt issuance costs	(336)	-
Capital lease obligations	(25)	(31)
Net cash provided by financing activities	$7,139	$11,697

Net increase in cash and cash equivalents	$76	$6,075
Cash and cash equivalents at beginning of period	4,779	851
Cash and cash equivalents at end of period	$4,855	$6,926

Supplemental disclosure of cash paid
Interest	$-	$-
Income taxes	$-	$40
Supplemental disclosure of non-cash activity
Common stock issued for conversion of debt and accrued interest	$-	$7,163
Common stock issued upon settlement of deferred compensation to officer	$-	$1,122
Warrants issued in connection with A/R Facility	$64	$-

See accompanying notes to the condensed consolidated financial statements.

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)/EQUITY

			Additional
(Amounts in thousands, except for number of shares)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard	-	-	-	1,877	$1,877
Balance at January 1, 2018	15,889,171	2	294,220	(291,447)	2,775

Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Warrants issued in connection with A/R facility	-	-	64	-	64
Cashless warrant exercise	174,015	-	-	-	-
Share-based compensation expense	-	-	2,024	-	2,024
Net loss	-	-	-	(12,771)	(12,771)
Balance at September 30, 2018	16,087,186	$2	$296,506	$(304,218)	$(7,710)

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

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty-two states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2018.

Management’s Plans

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.  In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three month billings exceeding $5.0 million on or prior to November 30, 2018. In addition, in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. We have not borrowed on the A/R Facility.

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have entered into new contracts, expanded with existing health plan contracts, and identified more eligible members.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first nine months of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow during the second quarter of 2019. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would need to finance these options via a debt or equity financing, subject to complying with certain restrictions on the incurrence of indebtedness in our current lending facilities.

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

The following table disaggregates our revenue by contract:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2018		September 30, 2018
	Revenue	Percentage	Revenue	Percentage
Commercial	$2,635	60%	$5,893	62%
Government	1,734	40%	3,660	38%
	$4,369	100%	$9,553	100%

        Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the period ending September 30, 2018.

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

Cash Equivalents and Concentration of Credit Risk

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of September 30, 2018, we had $4.4 million in cash and cash equivalents exceeding federally insured limits.

For the nine months ended September 30, 2018, five customers accounted for approximately 86% of revenues (26%, 23%, 15%, 11%, and 11%) and three customers accounted for approximately 66% of accounts receivable (27%, 22%, and 17%).

For the three months ended September 30, 2018, one customer accounted for approximately 12% of revenues.

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

Common equivalent shares, consisting of 3,641,785 and 1,795,246 shares for the nine months ended September 30, 2018 and 2017, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Share-Based Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). In August 2018, at our Annual Stockholders Meeting, Stockholders approved an amendment to the Company's 2017 Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Amended Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants, but option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years. As of September 30, 2018, we had 3,641,785 stock options outstanding of which 390,880 are vested and 335,402 shares available for future awards under the 2017 Amended Plan.

Share-based compensation expense was $1.1 million and $2.0 million for the three and nine months ended September 30, 2018, compared with $32,000 and $191,000 for the same periods in 2017, respectively.

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

For share-based awards issued to employees and directors, share-based compensation is attributed to expense using the straight-line single option method. Share-based compensation expense recognized in our consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017 is based on awards ultimately expected to vest, reduced for estimated forfeitures. Accounting rules for stock options require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

There were 1,167,957 and 1,810,264 options granted to employees and directors during the three and nine months ended September 30, 2018 compared with no options granted during the same periods in 2017. Employee and director stock option activity for the nine months ended September 30, 2018 are as follows:

		Weighted Avg.
	Shares	Exercise Price
Balance December 31, 2017	1,885,383	$11.46

Granted	1,810,264	7.50
Cancelled	(53,862)	17.76

Balance September 30, 2018	3,641,785	$9.40

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the three and nine months ended September 30, 2018 and 2017, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of September 30, 2018, there was $6.3 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.94 years.

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

There were no options issued to non-employees for the three and nine months ended September 30, 2018 or during the same periods in 2017.

There was no share based compensation expense relating to stock options and warrants recognized for the non-employees for the three and nine months ended September 30, 2018 or during the same periods in 2017.

There were 0 and 24,000 warrants issued in exchange for services during the three months and nine months ended September 30, 2018, compared with 90,000 warrants issued in exchange for services during the same periods in 2017. Generally, the costs associated with warrants issued for services are amortized to the related expense on a straight-line basis over the related service periods.

There were 9,720 warrants issued in connection with the June 2018 A/R Facility financing (see Footnote 4).

In September 2018, there was a cashless exercise of 250,002 warrants and 174,015 shares of common stock, par value $0.0001, were issued.

There were 1,795,246 and 2,011,528 warrants outstanding as of September 30, 2018 and 2017, respectively.

Common Stock

There were 0 and 24,000 shares of common stock issued in exchange for investor relations services during the three and nine months ended September 30, 2018, respectively, compared with 0 and 28,985 for the same periods in 2017. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

In September 2018, there was a cashless exercise of 250,002 warrants and 174,015 shares of common stock, par value $0.0001, were issued.

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

Income Taxes

We have recorded a full valuation allowance against our otherwise recognizable deferred tax assets as of September 30, 2018.  As such, we have not recorded a provision for income tax for the period ended September 30, 2018.  We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

We assess our income tax positions and record tax benefits for all years subject to examination based upon our evaluation of the facts, circumstances and information available at the reporting date. For those tax positions where there is greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in the financial statements.  Based on management's assessment of the facts, circumstances and information available, management has determined that all of the tax benefits for the period ended September 30, 2018 should be realized.

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

Level Input:	Input Definition:
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value:

	Balance at September 30, 2018

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	71	-	-	71
Total assets	71	-	-	71

Warrant liabilities	-	-	124	124
Total liabilities	-	-	124	124

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2018, represent our liabilities measured at market value on a recurring basis which include warrant liabilities resulting from recent debt financing. In accordance with current accounting rules, the warrant liabilities with anti-dilution protection are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the three and nine months ended September 30, 2018:

Level III
Warrant
(Dollars in thousands)	Liabilities
Balance as of December 31, 2017	$30
Issuance of warrants	-
Change in fair value	94
Balance as of September 30, 2018	$124

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

As discussed under the heading Management Services Agreement (“MSA”) below, we have an MSA with a Texas nonprofit health organization (“TIH”) and a California Professional Corporation (“CIH”). Under this MSA, the equity owners of TIH and CIH has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We participate significantly in the design of this MSA. We also agree to provide working capital loans to allow for TIH and CIH to pay for their obligations. Substantially all of the activities of TIH and CIH either involve us or are conducted for our benefit, as evidenced by the facts that (i) the operations of TIH and CIH are conducted primarily using our licensed network of providers and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the entities. Payment of our management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to our general credit.

Based on the design and provisions of this MSA and the working capital loans provided to the entities, we have determined that TIH and CIH are a VIE’s, and that we are the primary beneficiary as defined in the current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of the managed medical corporation.

Management Services Agreement

In April 2018, we executed an MSA with TIH and in July 2018, we executed an MSA with CIH. Under the MSA’s, we license to TIH and CIH the right to use our proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:

●	general administrative support services;
●	information systems;

●	recordkeeping;
●	billing and collection;
●	obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.

All clinical matters relating to the operation of TIH and CIH and the performance of clinical services through the network of providers shall be the sole and exclusive responsibility of the TIH and CIH Board free of any control or direction by Catasys.

TIH and CIH pay us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by the TIH and CIH at its sole discretion. The payment of our fee is subordinate to payment of the entities’ obligations.

Under the MSA’s, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for TIH and CIH to pay for their obligations. Substantially all of the activities of TIH and CIH either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of TIH is conducted primarily using our licensed protocols and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the treatment center. Payment of our management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of TIH and CIH or other third party. Creditors of TIH and CIH do not have recourse to our general credit. Based on these facts, we have determined that TIH and CIH are VIE’s and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets at September 30, 2018 are as follows:

(in thousands)	September 30, 2018
Cash and cash equivalents	$76
Accounts receivable	56
Total Assets	$132

Accounts payable	$6
Accrued liabilities	69
Total Liabilities	$75

Warrant Liabilities

The warrant liabilities were calculated using the Black-Scholes model based upon the following assumptions:

September 30, 2018
Expected volatility	102.90%
Risk-free interest rate	2.81%
Weighted average expected lives in years	1.54
Expected dividend	0%

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

For the three and nine months ended September 30, 2018, we recognized a loss of $65,000 and $94,000, respectively, compared with a loss of $2,000 and a gain of $1.8 million for the same periods in 2017, respectively, related to the revaluation of our warrant liabilities.

Recently Issued or Newly Adopted Accounting Standards

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. We do not believe that the adoption of ASU 2018-07 will have a material impact on our condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our condensed consolidated financial statements.

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

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC 606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	$(2,914)	$1,877	$(1,037)

Equity
Retained earnings	(293,324)	1,877	(291,447)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$4,369	$3,146	$1,223

Net loss	(4,353)	(5,576)	1,223

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$9,553	$6,032	$3,521

Net loss	(12,771)	(16,292)	3,521

Note 4. Long-Term Debt

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to us, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan was subject to us achieving billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three month billings exceeding $5.0 million on or prior to November 30, 2018.

Repayment of the loans is on an interest-only basis through September 1, 2019, followed by monthly payments of principal and accrued interest for the balance of the term, subject to extension in the event that our billings exceed $20.0 million during the six months period ended June 30, 2019. The loans bear interest at a floating coupon rate of 8.75% plus the amount by which one-month LIBOR exceeds 2.0%.  We have also agreed to make quarterly revenue based payments to the Lender in the amount of 0.2% of their consolidated revenue in accordance with GAAP, in any quarter in which our EBITDA is negative, or 0.4% of such consolidated revenue if our EBITDA is positive. We have recognized approximately $9,000 and $10,000 in interest expense for revenue based payments for the three and nine months ended September 30, 2018, respectively. A final payment equal to 6.0% of each loan tranche will be due on the scheduled maturity date of March 1, 2022 for each loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lender a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs during the interest-only payment period, 2% thereafter, plus the amount by which the Revenue Based Payments received prior to such prepayment did not exceed certain minimum thresholds.  We recognized approximately $147,000 and 170,000 in interest expense for the three and nine months ended September 30, 2018.

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

In connection with the Loan Agreement, we were obligated to pay the Lender a $75,000 commitment fee.

We recognized approximately $588,000 of debt discount associated with this Loan Agreement, which is being amortized to interest expense using the effective interest method over the term of the Loan Agreement.  Amortization of the debt discount associated with the Loan Agreement was approximately $49,000 and $53,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Also in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for us to borrow up to 85% of our eligible accounts receivable, as defined in the A/R Facility. Interest on such borrowings accrues at the rate of the Wall Street Journal Prime Rate plus 3.0%. The lender under the A/R Facility is entitled to an annual facility fee of 1% and the initial term of the A/R Facility is two years. Obligations under the A/R Facility are secured by a first priority security interest in all of our personal property, with the exception of intellectual property, and are senior to all borrowings under the Loan Agreement pursuant to an intercreditor agreement. We have not borrowed on the A/R Facility.

In connection with the A/R Facility agreement, we issued Heritage Bank of Commerce warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to a reduction in the event of early termination of the AR Facility agreement. These warrants were recorded as debt issuance costs as well as all fees associated with securing the A/R Facility and are being amortized to interest expense over the two-years term of the A/R Facility using the straight-line method. We recognized approximately $262,000 of debt issuance costs associated with the A/R Facility, and the amortization of the debt issuance costs associated with the A/R Facility was approximately $35,000 and $41,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

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

Our OnTrak solution is contracted with a growing number of national and regional health plans and is designed to treat members with behavioral conditions that cause or exacerbate co-existing medical conditions such as diabetes, hypertension, coronary artery disease, COPD, and congestive heart failure, which result in high medical costs.

We have a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance matched with data driven engagement technologies.

OnTrak integrates evidence-based medical and psychosocial interventions along with care coaching in a 52-week outpatient solution. The program is currently improving member health and, at the same time, is demonstrating reduced inpatient and emergency room utilization, driving a more than 50 percent reduction in total health insurers' costs for enrolled members. OnTrak is available to members of several leading health plans in California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Recent Developments

Changes to the Composition of the Board of Directors

Messrs. Richard A. Anderson and David E. Smith resigned from their role as directors of the Company effective October 30, 2018 and October 26, 2018, respectively. Mr. Smith also ceased to be a member of the Audit Committee of the Board of Directors of the Company. The resignations were not due to any disagreement on any matter relating to the Company’s operations, policies or practices.

On October 31, 2018, the remaining members of the Board of Directors appointed Mr. Edward Zecchini, Ms. Sharon Gabrielson and Ms. Diane Seloff to serve as members of the Board, effective immediately. In addition, on November 14, 2018, Ms. Diane Seloff was appointed to serve as a member of the Audit Committee and to fill the vacancy caused as a result of Mr. Smith's resignation.

Debt Financing

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three month billings exceeding $5.0 million on or prior to November 30, 2018.

Repayment of the loans is on an interest-only basis through September 1, 2019, followed by monthly payments of principal and accrued interest for the balance of the term, subject to extension in the event that our billings exceed $20.0 million during the six months period ended June 30, 2019. The loans bear interest at a floating coupon rate of 8.75% plus the amount by which one-month LIBOR exceeds 2.0%.  We have also agreed to make quarterly revenue based payments to the Lender in the amount of 0.2% of their consolidated revenue in accordance with GAAP, in any quarter in which our EBITDA is negative, or 0.4% of such consolidated revenue if our EBITDA is positive. We have recognized approximately $9,000 and $10,000 in interest expense for revenue based payments for the three and nine months ended September 30, 2018, respectively A final payment equal to 6.0% of each loan tranche will be due on the scheduled maturity date of March 1, 2022 for each loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lender a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs during the interest-only payment period, 2% thereafter, plus the amount by which the Revenue Based Payments received prior to such prepayment did not exceed certain minimum thresholds.  We recognized approximately $147,000 and 170,000 in interest expense for the three and nine months ended September 30, 2018.

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

In connection with the Loan Agreement, we were obligated to pay the Lender a $75,000 commitment fee.

We recognized approximately $588,000 of debt discount associated with this Loan Agreement, which is being amortized to interest expense using the effective interest method over the term of the Loan Agreement. Amortization of the debt discount associated with the Loan Agreement was approximately $49,000 and $53,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Also in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for us to borrow up to 85% of our eligible accounts receivable, as defined in the A/R Facility. Interest on such borrowings accrues at the rate of the Wall Street Journal Prime Rate plus 3.0%. The lender under the A/R Facility is entitled to an annual facility fee of 1% and the initial term of the A/R Facility is two years. Obligations under the A/R Facility are secured by a first priority security interest in all of our personal property, with the exception of intellectual property, and are senior to all borrowings under the Loan Agreement pursuant to an intercreditor agreement. We have not borrowed on the A/R Facility.

In connection with the A/R Facility agreement, we issued Heritage Bank of Commerce warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to a reduction in the event of early termination of the AR Facility agreement. These warrants were recorded as debt issuance costs as well as all fees associated with securing the A/R Facility and are being amortized to interest expense over the two-years term of the A/R Facility using the straight-line method. We recognized approximately $262,000 of debt issuance costs associated with the A/R Facility, and the amortization of the debt issuance costs associated with the A/R Facility was approximately $35,000 and $41,000 for the three and nine months ended September 30, 2018 and is included in interest expense in the accompanying condensed consolidated statements of operations.

Operations

        We currently operate our OnTrak solutions in California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to launch additional customers and increase enrollment and fees throughout 2018. However, there can be no assurance that we will generate such fees or that new programs will launch as we expect.

RESULTS OF OPERATIONS

Table of Summary Consolidated Financial Information

The table below and the discussion that follows summarize our results of consolidated operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Healthcare services revenues	$4,369	$1,195	$9,553	$4,682

Operating expenses
Cost of healthcare services	3,237	1,664	8,465	4,361
General and administrative	5,120	2,575	13,298	8,144
Depreciation and amortization	59	47	229	131
Total operating expenses	8,416	4,286	21,992	12,636

Loss from operations	(4,047)	(3,091)	(12,439)	(7,954)

Other Income	-	16	40	44
Interest expense	(241)	(1)	(278)	(3,408)
Loss on conversion of note	-	-	-	(1,356)
Loss on issuance of common stock	-	-	-	(145)
Change in fair value of derivative liability	-	-	-	132
Change in fair value of warrant liability	(65)	(2)	(94)	1,767
Loss from operations before provision for income taxes	(4,353)	(3,078)	(12,771)	(10,920)
Provision for income taxes	-	2	-	4
Net Loss	$(4,353)	$(3,080)	$(12,771)	$(10,924)

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the three and nine months ended September 30, 2018 was $4.4 million and $12.8 million, compared with a net loss of $3.1 million and $10.9 million for the same periods in 2017, respectively. The increase primarily relates to the investment in cost of sales to service our increase in enrolled members, investments in technology and product to drive efficiencies, and share-based compensation expense of $2.0 million related to options issued in December 2017 and August 2018.

Revenues

During the nine months ended September 30, 2018, we have launched enrollment with three new health plans in the states of Illinois, Tennessee and California, expanded with several of our current health plans into new product lines, and expanded with another of our health plans into four new states. We have continued to increase enrollment, which has resulted in a net increase in the number of patients enrolled in our OnTrak solutions compared with the same period in 2017, this was offset by the timing of billing for certain members who we bill on a per claim basis. For the nine months ended September 30, 2018 newly enrolled members increased by 65% and net enrollment increased by approximately 118% over the same period in 2017. Recognized revenue increased by $3.2 million and $4.9 million, or 266% and 104%, for the three and nine months ended September 30, 2018, compared with the same periods in 2017, respectively.

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $1.6 million and $4.1 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017, respectively, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak.

General and Administrative Expenses

Total general and administrative expense increased by $2.5 million and $5.2 million for the three and nine months ended September 30, 2018, compared with the same periods in 2017. The increase in general and administrative expenses was primarily related to investments in data science, IT and software development to support growth and drive efficiency. In addition, there was an increase of approximately $2.0 million in non-cash share-based compensation expense during the first nine months of 2018 related to the issuance of stock options in the fourth quarter of 2017 and the third quarter of 2018 which are being amortized over the related vesting periods.

Interest Expense

Interest expense increased by approximately $240,000 and decreased by $3.1 million for the three months and nine months ended September 30, 2018 compared with the same periods in 2017. The increase during the three months ended September 30, 2018 relates to the issuance of the venture loan and security agreement with Horizon Technology Finance Corporation. The decrease in interest expense for the nine months ended September 30, 2018 relates to the convertible debentures and warrants issued in connection with our convertible debentures during 2017. The majority of these instruments were either converted to equity or paid in full in April 2017 and as a result interest expense significantly decreased for the nine months ended September 30, 2018.

Loss of conversion of note

Loss on conversion of note relates to the conversion of a portion of the December 2016 Convertible Debentures for the three and nine months ended September 30, 2017. No such conversion occurred for the same period during 2018.

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

The decrease in the loss from change in fair value for the warrants was $63,000 and $1.9 million for the three and nine months ended September 30, 2018 compared with the same period in 2017.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

As of November 13, 2018, we had a balance of approximately $4.6 million cash on hand. We had a working capital deficit of $776,000 as of September 30, 2018. We have modified a contract with one of our largest customers and we anticipate that it will have a positive impact on our working capital. We have incurred significant operating losses and negative operating cash flows since our inception. We could continue to incur negative cash flows and operating losses for the next twelve months. Our third quarter average cash burn rate is approximately $1.1 million and our nine-month burn rate is approximately $819,000. The increase in the burn rate during the third quarter relates to the timing of cash collections, one time fees, an additional payroll during the period, cost of servicing debt, and investments in product and technology.

In June 2018 we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Lender”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement.  An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018.  In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three month billings exceeding $5.0 million on or prior to November 30, 2018. Also, in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. We have not borrowed on the A/R Facility.

Historically we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. These conditions raise substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We entered into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers.  To support this increased demand for services, we invested in the additional headcount needed to support these customers launching during the first nine months of 2018.  We have had a growing customer base and are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that is expected to result in positive cash flow during the second quarter of 2019. Based upon this expected positive cash flow, we believe we will have enough capital to cover expenses through at least the next twelve months. We will continue to monitor liquidity carefully and in the event we do not have enough capital to cover expense we will make the necessary and appropriate reductions in spending to remain cash flow positive.  However, if we were to add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would look to finance these options via a debt financing rather than an equity financing, subject to complying with certain restrictions on the incurrence of indebtedness in our current lending facilities.

Cash Flows

We used $7.0 million of cash from operating activities during the nine months ended September 30, 2018 compared with $5.3 million in the same period in 2017. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak.

There were no capital expenditures for the nine months ended September 30, 2018. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $7.1 million for the nine months ended September 30, 2018, compared with net cash provided by financing activities of $11.7 million for the nine months ended September 30, 2017, respectively. Cash provided by financing activities for the nine months ended September 30, 2018 consisted of the gross proceeds from the issuance of debt in the amount of $7.5 million, offset by debt issuance costs of $336,000, and capital lease obligations of $25,000 leaving a balance of $4.9 million in cash and cash equivalents at September 30, 2018.

Our third quarter average cash burn rate is approximately $1.1 million and our nine-month burn rate is approximately $819,000. The increase in the burn rate during the third quarter relates to the timing of cash collections, one time fees, an additional payroll during the period, cost of servicing debt, and investments in product and technology. We also anticipate cash inflow to increase during 2018 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we had no off-balance sheet arrangements.

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the three and nine months ended September 30, 2018 was as follows (in thousands):

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$4,369	$3,146	$1,223

Net loss	(4,353)	(5,576)	1,223

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$9,553	$6,032	$3,521

Net loss	(12,771)	(16,292)	3,521

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based compensation expense from the amounts reported. The weighted average expected option term for the six months ended September 30, 2018 and 2017, reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the three and nine months ended September 30, 2018 and 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on its financial statements and footnote disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. We do not believe that the adoption of ASU 2018-07 will have a material impact on our condensed consolidated financial statements.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our condensed consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2018. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information

In September 2018, we entered into a lease for our corporate offices for 7,869 rentable square feet. The lease is for 48 months beginning in April 2019.

Item 6.     Exhibits

Exhibit 10.1*	Office Lease between Catasys, Inc. and Arboretum Courtyard, LLC dated September 28, 2018.
Exhibit 31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: November 14, 2018	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)