Form 10-K
period 2018-12-31
CATASYS, INC.
filed 2019-03-22
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Common Stock, Par Value $0.0001 Per Share          The Nasdaq Capital Market

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of June 29, 2018, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $31,252,254 based on the $6.72 closing sales price of the common stock on The NASDAQ Capital Market on that date.

As of March 19, 2019, there were 16,205,146 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CATASYS, INC.

Form 10-K Annual Report

For The Fiscal Year Ended December 31, 2018

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

ITEM 1.      BUSINESS

Overview

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human interaction, to deliver improved member health and cost savings to health plans. We identify, engage and treat health plan members with unaddressed behavioral health conditions that worsen medical comorbidities. Our mission is to help improve the health and save the lives of as many people as possible.

We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the OnTrak program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled OnTrak solution is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, nurse-led care coaching and local community support. We believe that the program is currently improving member health and, at the same time, demonstrating reduced medical utilization, driving a reduction in total health plan costs for enrolled members.

We have contracted with leading national and regional health plans to make OnTrak available to eligible members in California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

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

Our Market

The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. The reality is that individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of money.

When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. In fact, for the members we seek to engage our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant.

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

Our Customers

Our customers provide health insurance to individuals or groups (Contracted Membership). We contract with our customers to provide our OnTrak solution to the customers’ Contracted Membership generally in specific lines of business (e.g., commercial, Medicare, Medicaid, etc.) and/or specific states or other geographical areas and for specific indications, such as substance use disorders, anxiety and depression. We refer to the Contracted Membership to whom we are providing the OnTrak solution as Covered Lives. Generally, we receive data relating to the Covered Lives on a regular basis from our customers. We use that data to identify members who meet our contractual eligibility requirements (Eligible Members) and we attempt to engage and enroll those members in our OnTrak solution. Our Eligible Members can fluctuate significantly from month to month due to fluctuations in our customers’ Contracted Membership and changes in eligibility due to changes in claims or eligibility data provided to us by our customers. Based on our analysis of the data provided to us by our customers, approximately 2% - 3% of the adult Contracted Membership in a health plan is anticipated to be eligible for our OnTrak solution. There can be no assurance that the data we have analyzed to date will be predictive of the future or that the portion of Covered Lives that are eligible for our programs will not change in the future. In addition, the percentage of Eligible Members in any lines of Covered Lives may fluctuate substantially from period to period.

Our Solution: OnTrak™

Our OnTrak solution includes the identification, engagement and treatment of health plan members with unaddressed behavioral health conditions that worsen medical comorbidities. We specifically focus on members with anxiety, depression and/or substance use disorder(s). We apply claims-based analytics and predictive modeling to first identify health plan members with medical costs that may be impacted through behavioral health treatment with the OnTrak program. These members may or may not be diagnosed with a behavioral condition. We then conduct multichannel outreach to eligible members, which results in an approximate 20% annual enrollment rate. Enrolled members receive nurse-led care coaching, the opportunity to participate in telehealth or face-to-face evidence-based psychosocial and pharmacological treatment and in some cases, in-market Community Care Coordinator support. We believe the benefits of OnTrak include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program. Enrolled members achieve an average gross cost reduction of approximately 54% for the year after enrollment compared to the 12 months prior to enrollment.

Our Strategy

Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen medical comorbidities. We do this by identifying, engaging and treating these members through our OnTrak solution. Our OnTrak solution to date has focused on substance use disorder(s), anxiety and depression.

Key elements of our business strategy include:

●	Educating third-party payors on the disproportionately high cost of their population with unaddressed behavioral health conditions that worsen medical comorbidities;

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak solution with third-party payors;

●	Providing our OnTrak solution to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak solution to demonstrate cost reductions and facilitate broader adoption.

Key elements of our growth strategy include:

●	Expansion of our outreach pool

●	Evolving our economic and clinical model

●	Ensuring scalability

●	Creating a winning culture

Our Operations

Healthcare Services

Our OnTrak solution combines nurse-led care coaching, innovative psychosocial and medical treatment delivered through a proprietary provider network and in-market support from Community Care Coordinators. The solution is designed to help payors treat and manage populations struggling with substance use disorder(s), depression, and anxiety to improve their health and thereby decrease their overall health care costs.

As of March 19, 2019, we have contracts with nine health plans, two of which have merged and are in the process of integrating operations. We are enrolling patients under all nine of these contracts.

We are currently marketing our OnTrak solution to payors on a case rate, monthly fee, or fee for service basis, which involves educating them on the disproportionately high cost of their population with unaddressed behavioral health conditions that exacerbate medical comorbidities, and demonstrating the potential for OnTrak to reduce these costs.

Competition

Healthcare Services

Our OnTrak solution to date has focused on substance dependence, anxiety and depression, and is marketed to health plans and other insurance payors. While we believe our products and services are unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including managed behavioral health organizations (MBHOs) that manage behavioral health benefits, perform utilization reviews, provide case management and patient coaching, and pay their network of providers for behavioral health services delivered. Most of these competitors are significantly larger and have greater financial, marketing and other resources than us. We also compete with companies that use data analytics to identify health plan members with behavioral health conditions and either provide coaching and/or therapy or match members with treatment providers. There are also several companies that use digital-only approaches to treating behavioral health conditions. Some of these competitors have secured reimbursement for their products or services from health plans.  We believe these organizations are serving a different segment of the market and do not provide an end-to-end integrated solution with financial outcomes.  We believe our product is the most comprehensive one to focus exclusively on engaging and treating members whose anxiety, depression, or substance use disorders are exacerbating co-existing medical conditions through our coaches and network of providers using specially designed treatment regimens.

In addition, managed care companies may seek to provide similar specialty healthcare services directly to their members, rather than by contracting with us for such services.  Behavioral health conditions, including substance dependence, are typically managed for insurance companies by internal divisions or third-parties (MBHOs) frequently under capitated arrangements.  Under such arrangements, MBHOs are paid a fixed monthly fee and must pay providers for provided services, which gives such entities an incentive to decrease cost and utilization of services by members.   Our integrated program for members with unaddressed substance dependence, anxiety, and depression increases treatment while reducing the overall health care costs of the members, versus the population utilization management programs that MBHOs offer to manage a health benefit.

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

Once we contract with a third-party payor, we implement our program in conjunction with the third-party payor and then commence outreach to eligible members to enroll them in our OnTrak solution. In this enrollment process, we compete against numerous other providers of behavioral health treatment programs, facilities and providers for those members that elect to receive treatment for their behavioral health conditions (see Treatment Programs below). We believe we provide members with a more comprehensive solution, but members may choose to receive care from other providers. To the extent a member selects a different provider that is part of a health plan network of providers, the cost of such treatment may be paid in whole or in part by our health plan customer.

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

Employees

As of March 19, 2019, we employed 209 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At December 31, 2018, cash, cash equivalents and restricted cash was approximately $3.6 million and accumulated deficit was approximately $306 million. During the year ended December 31, 2018, our cash and cash equivalents used by operating activities was $8.6 million. Additionally, we had negative working capital of $2.2 million. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth.  Additional management plans include increasing the outreach pool as well as improving our current enrollment rate.  We will continue to explore ways to increase margins on both existing and new members.

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.

The terms of our venture loan and security agreement place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement may result in acceleration of our repayment obligations, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

In 2018, we entered into (i) a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), which provides for $7.5 million in loans to the borrowers named therein, including initial loans in the amount of $5.0 million and an additional $2.5 million loan funded upon our achievement of trailing three month billings exceeding $5 million, and (ii) a loan and security agreement in connection with a $2.5 million receivables financing facility (the “Facility Agreement,” and together with the Loan Agreement, the “Debt Financing Agreements”) with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). Our obligations under the Debt Financing Agreements are secured by a first priority security interest in all of our personal property, with the exception of intellectual property, and Heritage’s rights in collateral securing the Facility Agreement are senior to Horizon’s rights in collateral securing the Loan Agreement pursuant to an intercreditor agreement.

The Loan Agreement provides for customary affirmative and restrictive covenants, including a limit on our outstanding indebtedness and a requirement that our aggregate billings for any two quarter period be greater than our billings in the preceding two quarter period but excluding any covenants to attain or maintain other financial metrics, and also includes customary events of default and following any applicable cure periods, including for payment failures, breaches of covenants, change of control and material adverse changes. The Facility Agreement includes customary affirmative and restrictive covenants, including covenants to maintain an asset coverage ratio of at least 2.00 to 1.00 (subject to decrease to 1.25 to 1.00 in the event the Company is EBITDA positive for at least two quarters), that the Company’s EBITDA for any quarter shall not negatively vary by more than 30% from the Company’s financial plan and that the Borrowers’ liquidity shall be at least three times the absolute value of the Company’s EBITDA loss for the preceding three months, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. The Debt Financing Agreements also include customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. Upon the occurrence of an event of default under either Debt Financing Agreement, a default interest rate of an additional 5% may be applied to the outstanding loan balances, certain minimum revenue based payment guarantees become due and the relevant lender may declare all outstanding obligations immediately due and payable and take such other actions as set forth therein.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company’s achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively.  An initial advance of $2.5 million was funded upon the execution and delivery of the Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Corporate Finance intended primarily to reflect the amendment and restatement of the Amended Loan Agreement.

As of March 19, 2019 there was $10.0 million outstanding under the Loan Agreement and no amount outstanding under the Facility Agreement, respectively.

Our failure to meet our obligations under the Debt Financing Agreements and any declaration by Horizon or Heritage of an event of default thereunder could significantly harm our liquidity, financial condition, operating results, business, and prospects and cause the price of our securities to decline.

We may need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We may require additional funds before we achieve positive cash flows and we may never become cash flow positive.

If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations in addition to those referenced above.

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

We may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business. Moreover, our continued implementation of these programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

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

Our ability to achieve further marketplace acceptance for our OnTrak solution is dependent on our ability to demonstrate financial and clinical outcomes from our agreements. If we are unable to secure sufficient contracts to achieve recognition or acceptance of our OnTrak solution or if our program does not demonstrate the expected level of clinical improvement and cost savings, it is unlikely that we will be able to achieve widespread market acceptance.

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

A substantial percentage of our revenues are attributable to four large customers, any or all of which may terminate our services at any time.

Four customers account for an aggregate of 76% and 90% of our revenue in 2018 and 2017, respectively, and four customers represented an aggregate of 88% and 96% of our accounts receivable as of December 31, 2018 and 2017, respectively. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

Our success depends largely upon the continued services of our key executive officers. These executive officers are at‑will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we also must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have.

In addition, in making employment decisions, particularly in high‑technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our ability to recruit, retain and develop a very large and diverse workforce. We must transform our culture in order to successfully grow our business.

Our products and services and our operations require a large number of employees. A significant number of employees have joined us in recent years as we continue to grow and expand our business. Our success is dependent on our ability to transform our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain member- and client-focus when delivering our services. Our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with a limited number of key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

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

Many of our OnTrak contracts are based upon anticipated or guaranteed levels of savings for our customers and achieving other operational metrics resulting in incentive fees based on savings. If we are unable to meet or exceed promised savings, achieve agreed upon operational metrics, or favorably resolve contract billing and interpretation issues with our customers, we may be required to refund from the amount of fees paid to us any difference between savings that were guaranteed and the savings, if any, which were actually achieved; or we may fail to earn incentive fees based on savings. Accordingly, during or at the end of the contract terms, we may be required to refund some or all of the fees paid for our services. This exposes us to significant risk that contracts negotiated and entered into may ultimately be unprofitable. In addition, managed care operations are at risk for costs incurred to provide agreed upon services under our solution. Therefore, failure to anticipate or control costs could have a materially adverse effect on our business.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

As of December 31, 2018, we had net operating loss carryforwards (NOLs) of approximately $260 million for federal income tax purposes that will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Risks related to our healthcare industry

Recent changes in insurance and health care laws have created uncertainty in the health care industry.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payers. Following the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, there were renewed legislative efforts to significantly modify or repeal the Health Care Reform Law and certain executive policy changes designed to modify its impact, including the enactment of the Tax Cuts and Jobs Act in December 2017 which repealed the penalties under the Health Care Reform Law for uninsured persons. We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

We may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if not covered by insurance.

Our business entails the risk of medical liability claims against both our providers and us. Although we carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, successful medical liability claims could result in substantial damage awards that exceed the limits of our insurance coverage. We carry professional liability insurance for ourselves, and we separately carry a general insurance policy, which covers medical malpractice claims. In addition, professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us in the future at acceptable costs or at all.

Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

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

If our providers or experts are characterized as employees, we would be subject to employment and withholding liabilities.

We structure our relationships with our providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. Although we believe that our providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships. If such regulatory authorities or state, federal or foreign courts were to determine that our providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our providers or experts are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our common stock is quoted on the NASDAQ Capital Market under the symbol “CATS” and has limited trading volume. As such, our common stock is more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded on an exchange. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. We could also subsequently fail to satisfy the standards for continued NASDAQ listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

Approximately 60% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

10,467,380 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 60% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. We have completed a number of private placements of our common stock and other securities over the last several years, and we have effective resale registration statements pursuant to which the purchasers can freely resell their shares into the market. In addition, most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 19, 2019, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 19, 2019, we have outstanding options to purchase approximately 4,341,116 shares of our common stock and warrants to purchase approximately 1,584,829 shares of our common stock at prices ranging from $1.80 to $1,161.60 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

A few of our outstanding warrants contain anti-dilution provisions that, if triggered, could cause dilution to our then-existing stockholders and adversely affect our stock price.

A few of our outstanding warrants contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock for a per share price less than the exercise price of our warrants, the exercise price, or in the case of some of our warrants the exercise price and number of shares of common stock, will be reduced. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than our existing warrants, then the anti-dilution provisions would be triggered, thus possibly causing dilution to our then-existing shareholders if such warrants are exercised. Such anti-dilution provisions may also make it more difficult for us to obtain financing.

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market, which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 19, 2019, we had outstanding warrants to purchase an aggregate of 1,584,829 shares of common stock at exercise prices ranging from $1.80 to $12.00 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

In addition to the dilutive effects described above, the exercise of those warrants would lead to a potential increase in the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        PROPERTIES

Information concerning our principal facilities, all of which were leased at December 31, 2018, is set forth below:

Location	Use	Approximate Area in Square Feet
11601 Wilshire Blvd., Suite 1100 Los Angeles, California 90025	Principal executive and administrative offices	9,120

Our principal executive and administrative offices are located in Los Angeles, California, and consists of leased office space totaling approximately 9,120 square feet, which will expire in April 2019. Our base rent is currently approximately $33,000 per month. In September 2018, we entered into a lease for our new corporate offices located in Santa Monica, CA for 7,869 rentable square feet. The lease is for 48 months beginning in April 2019 with a base rent of approximately $48,000, subject to annual adjustments.

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

Market Information

Our common stock is listed on the NASDAQ Capital Market under the symbol “CATS.”

Stockholders

As of March 19, 2019, there were approximately 31 stockholders of record of our 16,205,146 outstanding shares of common stock. This number does not include beneficial owners whose shares are held in “street name.”

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

Unregistered Sales of Securities

All sales of unregistered securities during the year ended December 31, 2018 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

OVERVIEW

General

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human interaction, to deliver improved member health and cost savings to health plans. We identify, engage and treat health plan members with unaddressed behavioral health conditions that worsen medical comorbidities. Our mission is to help improve the health and save the lives of as many people as possible.

We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the OnTrak program. We then uniquely engages health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled OnTrak solution is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, nurse-led care coaching and local community support. We believe that the program is currently improving member health and, at the same time, demonstrating reduced medical utilization, driving a reduction in total health plan costs for enrolled members.

We have contracted with leading national and regional health plans to make OnTrak available to eligible members in California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Our Strategy

Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen medical comorbidities. We do this by identifying, engaging and treating these members through our OnTrak solution. Our initial focus was members with substance use disorder(s), and today our solution also addresses anxiety disorders and depression.

Key elements of our business strategy include:

●	Educating third-party payors on the disproportionately high cost of their population with unaddressed behavioral health conditions that worsen medical comorbidities;

●	Demonstrating the potential for improved clinical outcomes and reduced cost associated with using our OnTrak solution with third-party payors;

●	Providing our OnTrak solution to third-party payors for reimbursement on a case rate, fee for service, or monthly fee basis; and

●	Generating outcomes data from our OnTrak solution to demonstrate cost reductions and facilitate broader adoption.

Key elements of our growth strategy include:

●	Expansion of our outreach pool

●	Evolving our economic and clinical model

●	Ensuring scalability

●	Creating a winning culture

Reporting Segment

We manage and report our operations through one business segment: healthcare services. The healthcare services segment includes the OnTrak solutions marketed to health plans and other third party payors.

Summary financial information for our reportable segment is as follows:

Results of Operations

The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for the last two fiscal years ended December 31, 2018 and 2017:

	Year Ended
(In thousands, except per share amounts)	December 31,
	2018	2017
Revenues
Healthcare services revenues	$15,177	$7,717

Operating expenses
Cost of healthcare services	11,119	6,391
General and administrative	17,395	11,811
Depreciation and amortization	288	246
Total operating expenses	28,802	18,448

Loss from operations	(13,625)	(10,731)

Other income	40	132
Interest expense	(570)	(3,409)
Loss on conversion of note	-	(1,356)
Loss on issuance of common stock	-	(145)
Change in fair value of warrant liability	(56)	1,778
Change in fair value of derivative liability	-	132
Loss before provision for income taxes	(14,211)	(13,599)
Provision for income taxes	1	6
Net loss	$(14,212)	$(13,605)

Year ended December 31, 2018 compared with year ended December 31, 2017

Summary of Consolidated Operating Results

Loss from operations before provision for income taxes for the year ended December 31, 2018 was $14.2 million compared with $13.6 million for the year ended December 31, 2017. Our $7.5 million increase in revenues were offset by the investment in cost of healthcare services due to the increase in headcount needed to service our increase in enrolled members, investments in technology and product to drive efficiencies, and included a non-cash share-based compensation expense of $2.1 million related to options issued in December 2017 and throughout 2018.

Revenues

During the year ended December 31, 2018, we launched enrollment with three new health plans in the states of Illinois, Tennessee and California, expanded with several of our current health plans into new service lines, and expanded with another of our health plans into four new states. We have continued to increase enrollment, which has resulted in a net increase in the number of patients enrolled in our OnTrak solutions compared with the same period in 2017, this was offset by the timing of billing for certain members who we bill on a per claim basis. For the year ended December 31, 2018 newly enrolled members increased by 120% over the same period in 2017. Recognized revenue increased by $7.5 million, or 97%, for the year ended December 31, 2018, compared with the same period in 2017, respectively.

Operating Expenses

Cost of Healthcare Services

Cost of healthcare services consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third party administrators for processing these claims.  The increase of $4.7 million, or 74%, for the year ended December 31, 2018, compared with the same period in 2017, respectively, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak.

General and Administrative Expenses

Total general and administrative expense increased by $5.6 million, or 47%, for the year ended December 31, 2018, compared with the same period in 2017. The increase in general and administrative expenses was primarily related to investments in data science, IT and software development to support growth and drive efficiency. In addition, there was an increase of approximately $2.1 million in non-cash share-based compensation expense during the twelve months of 2018 related to the issuance of stock options in December 2017 and throughout 2018.

We expect our general and administrative expenses to increase for the foreseeable future as we continue to grow our business. However, we expect our general and administrative expenses to decrease significantly as a percentage of our total revenue over the next several years. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the seasonality of our total revenue and the timing and extent of our general and administrative expenses.

Interest Expense

Interest expense decreased by approximately $2.8 million year ended December 31, 2018 compared with the same periods in 2017. The decrease during the year ended December 31, 2018 primarily relates to the convertible debentures and warrants issued in connection with our convertible debentures during 2017. The majority of these instruments were either converted to equity or paid in full in April 2017 and as a result interest expense significantly decreased for the year ended December 31, 2018.  This was partially offset by the interest expense incurred in 2018 related to the issuance of the venture loan and security agreement with Horizon Technology Finance Corporation and amortization of debt discount associated with the loan.

Loss of conversion of note

Loss on conversion of note during the year ended December 31, 2017 relates to the conversion of the July 2015 convertible debenture and a portion of the December 2016 convertible debentures during 2017. No such conversion occurred during 2018.

Change in Fair Value of Warrant Liability

We have 11,049 warrants to purchase common stock which are being accounted for as liabilities in accordance with accounting standards, due to anti-dilution provisions in the warrants that protect the holders from declines in our stock price and a requirement to deliver registered shares upon exercise of the warrants, which is considered outside our control.  The warrants are marked-to-market each reporting period, using the Black-Scholes pricing model, until they are completely settled or expire.

The decrease in the loss from change in fair value for the warrants was $1.8 million for the year ended December 31, 2018 compared with the same period in 2017.  The decrease primarily relates to the removal of anti-dilution protection in most of our outstanding warrants in April 2017 and thus that portion of the liability was transferred to equity.

Liquidity and Capital Resources

Liquidity and Capital Resources

Cash, cash equivalents and restricted cash was $3.6 million as of December 31, 2018.  As of March 19, 2019, we had a balance of approximately $2.5 million cash on hand. We had working capital deficit of approximately $2.2 million as of December 31, 2018. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months.  Our average cash burn rate is approximately $762,000 per month. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

In June 2018, we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Horizon”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement. An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three month billings exceeding $5.0 million on or prior to November 30, 2018. Also, in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. In February 2019, we borrowed $976,000 on the A/R Facility twice during the month, of which none is outstanding as of March 19, 2019.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company’s achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively.  An initial advance of $2.5 million was funded upon the execution and delivery of the Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Corporate Finance intended primarily to reflect the amendment and restatement of the Amended Loan Agreement.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty-two states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase margins on both existing and new members.

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.

Cash Flows

We used $8.6 million of cash from operating activities during the year ended December 31, 2018 compared with $7.4 million during the same period in 2017. The increase primarily relates to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and investments in data science, IT and software development to support growth and drive efficiency.

Capital expenditures for the year ended December 31, 2018 were not material. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $7.3 million for the year ended December 31, 2018, compared with net cash provided by financing activities of $11.7 million for the year ended December 31, 2017. Cash provided by financing activities for the year ended December 31, 2018 consisted of the gross proceeds from the issuance of debt in the amount of $7.5 million, proceeds from warrant exercise of $150,000, offset by debt issuance costs of $317,000, and capital lease obligations of $30,000.

As a result of the above our cash, cash equivalents and restricted cash balance as of December 31, 2018 is $3.6 million.

As discussed above, we currently expend cash at a rate of approximately $762,000 per month. We also anticipate cash inflow to increase during 2019 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements.

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

We consider our critical accounting estimates to be those that (1) involve significant judgments and uncertainties, (2) require estimates that are more difficult for management to determine, and (3) may produce materially different results when using different assumptions. We have discussed these critical accounting estimates, the basis for their underlying assumptions and estimates, and the nature of our related disclosures herein with the audit committee of our Board of Directors. We believe our accounting policies related to revenue recognition and share-based compensation expense involve our most significant judgments and estimates that are material to our consolidated financial statements. They are discussed further below.

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

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	(2,914)	1,881	(1,033)

Equity
Retained earnings	(293,324)	1,881	(291,443)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the year ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$15,177	$9,349	$5,828

Net loss	(14,212)	(20,040)	5,828

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

The amounts recorded in the financial statements for share-based compensation expense could vary significantly if we were to use different assumptions. For example, the assumptions we have made for the expected volatility of our stock price have been based on the historical volatility of our stock, measured over a period generally commensurate with the expected term. If we were to use a different volatility than the actual volatility of our stock price, there may be a significant variance in the amounts of share-based expense from the amounts reported. The weighted average expected option term for the year ended December 31, 2018 and 2017 reflects the application of the simplified method set out in SEC Staff Accounting Bulletin No. 107, which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

From time to time, we retain terminated employees as part-time consultants upon their resignation from the Company. Because the employees continue to provide services to us, their options continue to vest in accordance with the terms set forth under their original grants. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards and are accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the year ended December 31, 2018 and 2017, respectively.

Recently Issued or Newly Adopted Accounting Pronouncements

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. We do not believe that the adoption of ASU 2018-07 will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 as of January 1, 2018. The following is a summary of cash, cash equivalents and restricted cash total as presented in the statements of cash flows for the years December 31, 2018, and 2017:

(in thousands)	2018	2017
Cash and cash equivalents	$3,091	$4,779
Restricted cash (current and long-term)	479	-
Total cash, cash equivalents and restricted cash	$3,570	$4,779

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018 (Please see footnote 5).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be applied at the beginning of the earliest period presented using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Based on the Company’s leases in place on January 1, 2019 and considering the practical expedients, the Company expects that adoption of the new standard will not have a material effect on its consolidated statements of operations, will result in a gross-up on our consolidated balance sheets of less than $200,000 and will have no effect on our consolidated statements of cash flows.

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

Changes in Internal Control

There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.

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

The following table lists our executive officers and directors serving at March 19, 2019. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Officer/ Director Since
Terren S. Peizer	59	Director, Chairman of the Board and Chief Executive Officer	2003
Richard A. Anderson	49	President and Chief Operating Officer	2003
Christopher Shirley	43	Chief Financial Officer	2017
Richard A. Berman	74	Director, Chairman of the Audit Committee, and Member of the Nomination and Corporate Governance Committee	2014
Richard J. Berman	76	Director, Member of the Audit Committee and Member of the Compensation Committee	2017
Michael Sherman	59	Director, Chairman of the Compensation Committee and Chairman of the Nomination and Corporate Governance Committee	2017
Edward J. Zecchini	58	Director, Compensation Committee Member	2018
Sharon R. Gabrielson	57	Director, Nomination and Corporate Governance Committee Member	2018
Diane Seloff	55	Director and Audit Committee Member	2018

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

Richard A. Anderson has served as a member of our management team since April 2005 and previously served as a director from July 2003 to November 2018. He has been our President and Chief Operating Officer since July 2008; in this role he has been primarily responsible for the creation and leadership of our OnTrak solution. He has more than twenty-five years of experience in business development, strategic planning, operations, finance and management, with more than 15 years of that in the healthcare field. Prior to joining the Company, he held senior level financial and operational positions in healthcare and financial companies, and served as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

Christopher Shirley has served as the Company’s Chief Financial Officer since May 2017 and joined the Company with approximately 20 years of finance experience, including senior leadership roles at healthcare technology and big data companies.  Most recently, Mr. Shirley served as the Chief Financial Officer of Sentient Science Corporation from September 2016 until February 2017. Previously, as CFO of GE Intelligent Platforms from March 2015 until September 2016, he led the finance function during a period of rapid expansion.  Prior to joining GE Digital, from March 2014 until March 2015, Mr. Shirley was the Financial Integration Leader for GE Healthcare, where he led the financial integration and delivery of deal model expectations following its acquisition of API Healthcare. Before his role as Financial Integration Leader for GE Healthcare, Mr. Shirley served as Global Finance Manager of GE Healthcare beginning in June 2011. Mr. Shirley obtained his BS in finance from DePaul University in 1999.

Richard A. Berman has served as the Company’s director since 2014. He is the Associate Vice President of Strategic initiatives for the University of South Florida Research and Innovation, visiting professor of social entrepreneurship in the Muma College of Business, and a professor in the institute of innovation and advanced discovery. As a recognized global leader, Mr. Berman has held positions in health care, education, politics and management.  He has worked with several foreign governments, the United Nations, the U.S. Department of Health and Welfare, the FDA, and as a cabinet level official for the state of New York.  He has also worked with McKinsey & Co, NYU Medical Center, Westchester Medical, Korn-Ferry International, Howe-Lewis International and numerous startup companies. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009.  Mr. Berman serves on the board of several organizations and is an elected member of the National Academy of Medicine of the National Academy of Sciences (Formerly known as the Institute of Medicine). Mr. Berman received his BBA, MBA, and MPH from the University of Michigan and holds honorary doctorates from Manhattanville College and New York Medical College.

We believe Mr. Berman’s qualifications to serve on our board of directors include his extensive experience as an executive in several healthcare firms.  In addition, as a board member of a health plan we believe he has an understanding of our customer base and current developments and strategies in the health insurance industry.

Richard J. Berman has served as the Company’s director since 2017. He was Chairman of National Investment Managers, a company with $12 billion pension administration assets from 2006-2011. Mr. Berman is a director of two other public healthcare companies: Advaxis, Inc. and Cryoport Inc. From 1998-2000, he was employed by Internet Commerce Corporation (now Easylink Services) as Chairman and CEO, and was a director from 1998-2012. Previously, Mr. Berman was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments; created the largest battery company in the world in the 1980’s by merging Prestolite, General Battery and Exide and advised on over $4 billion of M&A transactions (completed over 300 deals). He is a past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

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

Edward J. Zecchini has served as the Company’s director since October 2018. He serves as the Chief Information Officer for Remedy Partners, Inc. since April 2014. Prior to that, Mr. Zecchini served as Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014, President and Chief Executive Officer of IT Analytics LLC from March 2008 to April 2010, Executive Vice President of Operations and Chief Information Officer of Touchstone Healthcare Partnership from May 2007 to February 2008 and Senior Vice President and Chief Information Officer of HealthMarkets, Inc. from October 2004 to April 2007. Earlier in his career he held senior level positions at Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York at Oswego.  Mr. Zecchini’s business expertise, including his background and extensive experience information technology and management makes him well-qualified to serve as a member of the board of directors. He is also a Director of Cryoport Inc. Mr. Zecchini became a member of the Cryoport, Inc. (NASDAQ: symbol “CYRX.”) board of directors in September 2013 and serves as Chairman of the Compensation Committee and member of the Audit Committee and Scientific and Technology Committee.

We believe Mr. Zecchini’s qualifications to serve on our board of directors include his experience in the healthcare industry, and his current and past experience in numerous private and publicly traded companies.

Sharon R. Gabrielson has served as the Company’s director since October 2018. She serves as Chair of the Mayo Clinic’s Global Business Solutions Department where she directs domestic and international opportunities for commercializing the Clinic’s products in BSB and B2C markets since March 2015, and from July 2010 to March 2015, she served as the Vice Chair of Mayo Clinic Health System. She began her career as a registered nurse and has 35 years of experience as a health care executive. She has extensive knowledge of technology, operations, strategic planning, governance, and business development. Ms. Gabrielson serves on the board of directors for Sharps Compliance, Inc. (Medical Waste), on the nurse executive advisory board of Strategic Partners, Inc. (Medical Uniforms), and is an advisor to CyberMDX (Medical Device Cybersecurity). She has also served on several nonprofit boards. She earned her bachelor’s degree from Winona State University, Minnesota and her masters degree from Saint Mary’s University, Minnesota in Management Health Care Administration in 2000.

We believe Mrs. Gabrielsons’s qualifications to serve on our board of directors include her experience in the healthcare industry, her extensive technology, finance, human resources, insurance, business development experience and her current and past experience in numerous private companies.

Diane Seloff has served as the Company’s director since October 2018. She has served as Chief Operating Officer at Aspire Health where she has been part of the founding leadership team since October 2013. As Aspire Health’s Chief Operating Officer, Ms. Seloff built all the corporate functions for the company in its first two years and is responsible for running and transforming Aspire Health’s operations. She previously held senior executive roles in operations and development at other healthcare services and technology companies, including Vanderbilt University Medical Center from October 2007 to July 2013. Ms. Seloff began her career as a management consultant—first at Arthur Andersen & Company and later at KPMG Peat Marwick. Ms. Diane Seloff possesses over 25 years of experience in the broader healthcare industry and has diverse experience in operations, human capital, finance, technology, strategic planning and business development in healthcare, financial services, and logistics. Ms. Seloff received her MBA from Columbia University in 1990 and received her BS in Engineering from University of Michigan in 1984.

We believe Mrs. Seloff’s qualifications to serve on our board of directors include her extensive experience as an executive in several healthcare firms. In addition, as a board member we believe she has an understanding of our customer base and current developments and strategies in the health insurance industry.

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2018 were timely filed, except that an initial report of ownership was filed late by Mr. Zecchini and Mses. Seloff and Gabrielson.

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

Independence of the Board of Directors

Our common stock is traded on the NASDAQ Capital Market. The Board of Directors has determined that six of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. and Mses. Berman, Berman, Sherman, Zecchini, Gabrielson and Seloff are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Committees of the Board of Directors

 Audit committee

Our audit committee currently consists of three directors, Mr. Richard A. Berman, Mr. Richard J. Berman and Ms. Diane Seloff with Mr. Richard A. Berman serving as the chairman of the audit committee. The audit committee had five meetings during the 2018 year. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Richard A. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

       Nominations and governance committee

Our nominations and governance committee currently consists of three members Messrs. Sherman, Berman and Mses. Gabrielson, who are all independent as defined by the NASDAQ rules. The nominations and corporate governance committee had two meetings during 2018. Mr. Sherman serves as the chairman of the nominations and corporate governance committee. The committee nominates new directors and periodically oversees corporate governance matters.

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

The nominations and governance committee considers director candidates that are suggested by members of the board of directors, as well as management and stockholders. Although it has not been previously utilized, the committee may also retain a third-party executive search firm to identify candidates. The process for identifying and evaluating nominees for director, including nominees recommended by stockholders, involves reviewing potentially eligible candidates, conducting background and reference checks, interviews with the candidate and others (as schedules permit), a meeting to consider and approve the candidate and, as appropriate, preparing and presenting to the full board of directors an analysis with respect to particular recommended candidates. The nominations and governance committee endeavors to identify director nominees who have the highest personal and professional integrity, have demonstrated exceptional ability and judgment, and, together with other director nominees and members, are expected to serve the long term interest of our stockholders and contribute to our overall corporate goals.

A copy of the nominations and governance committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

       Compensation committee

The compensation committee currently consists of three directors Messrs. Michael Sherman, Richard J. Berman, and Edward Zecchini, who are independent as defined by the NASDAQ rules. During 2018, the compensation committee held three meetings. Mr. Sherman serves as the chairman of the compensation committee. The compensation committee reviews and recommends to the board of directors for approval and compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2018 and 2017 to (1) our Chief Executive Officer, and (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2018 and were serving as executive officers as of such date.

						All
						Other
						Compen-
Name and					Stock/Option	sation ($)
Principal Position	Year	Salary ($)		Bonus ($)	Award ($)	(4)	Total ($)

Terren S. Peizer,	2018	450,000		-	1,946,309	15,497	2,411,806
Chairman and	2017	450,000	(1)	-	1,900,000	15,064	2,365,064	(1)
Chief Executive Officer

Richard A. Anderson,	2018	408,205		-	868,858	27,884	1,304,947
President and	2017	444,251	(2)	-	-	26,009	470,260
Chief Operating Officer

Christopher Shirley,	2018	285,000		15,000	-	16,013	316,013
Chief Financial	2017	168,808	(3)	-	409,000	26,085	603,893
Officer

(1)	Mr. Peizer deferred part of his salary for the 2017 year. Mr. Peizer’s deferred salary balance was paid in common stock in April 2017.
(2)	Includes vacation payout of $50,000 in 2017.
(3)	Mr. Shirley joined the Company in May 2017 to replace Ms. Susan Etzel who resigned as the Chief Financial Officer of the Company and his salary is pro-rated for the 2017 year.
(4)	Includes group life insurance premiums and medical benefits.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2018 and 2017, part of which was deferred for the 2017 year and paid in common stock in April 2017. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2018 and 2017. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. Mr. Peizer was granted 397,693 equity awards during 2018 and 642,307 equity awards during 2018. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a four-year employment agreement with our President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008, as amended as of December 30, 2008 and as amended on April 10, 2018. The April 2018 amendment to his employment agreement with a five-year term, and automatically renews for additional three-year terms unless otherwise terminated. Mr. Anderson’s agreement renewed for an additional three-year term in April 2018.  Mr. Anderson received an annual base salary of $408,205 in 2018 and $394,251 in 2017. Mr. Anderson received a vacation payout of $50,000 in 2017. Mr. Anderson is eligible for an annual bonus targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the fiscal years ended December 31, 2018 and 2017.  Mr. Anderson’s compensation will be adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. Anderson was granted 1,040,000 equity awards during 2018 and no equity awards during 2017. In the event of termination or resignation without good cause and without achieving any applicable performance targets during the fiscal year in which such involuntary termination or resignation occurred, Mr. Anderson will receive forty present (40%) of any options that have vested. Mr. Anderson will receive sixty present (60%) of any options that have vested in the event of termination or resign without good cause and achieving any applicable performance targets during the fiscal year in which such involuntary termination or resignation occurred. In the event of termination without good cause or resignation with good reason prior to the end of the term, upon execution of a mutual general release, Mr. Anderson will receive a lump sum payment equal to one year of salary and bonus equal to 50% of that year base salary, and will receive continued medical benefits for one year unless he becomes eligible for coverage under another employer's plan. If he is terminated without cause or resigns with good reason within twelve months following a change in control, upon execution of a general release he will receive a lump sum payment equal to one and one-half years of salary, 150% of the targeted bonus, and will receive continued medical benefits for 18 months unless he becomes eligible for coverage under another employer's plan.

Chief Financial Officer

We entered into a two-year employment agreement with Mr. Shirley effective May 31, 2017. After the initial two-year term, the employment agreement automatically renews for an additional two-year term unless terminated by either party within 90 days of the end of the initial term. Mr. Shirley received an annual base salary of $285,000 in 2018 and a pro-rated annual base salary of $168,808 in 2017, and is eligible for a bonus targeted at 40% of his base salary based on achieving certain milestones. Mr. Shirley received a guaranteed bonus of $15,000 during the 2018 year. Mr. Shirley was granted 135,000 equity awards during 2017 and no equity awards during 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2018.

		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised	Option
	Unexercised	Options (#)	Exercise	Option
	Options (#)	Unexer-	Price	Expiration
Name	Exercisable	cisable	($)	Date
Terren S. Peizer	400	-	1,161.60	10/27/19
	24,750	-	105.60	12/06/20
	-	642,307	7.50	01/01/23
	-	397,693	7.50	01/01/23
	25,150	1,040,000

Richard A. Anderson	208	-	1,056.00	10/27/19
	24,750	-	96.00	12/06/20
	-	642,307	7.50	04/10/28
	-	397,693	7.50	08/02/28
	24,958	1,040,000

Christopher Shirley	33,750	101,250	7.50	12/19/27

(1)

Mr. Peizer’s options shall vest on January 1, 2023, if the Volume Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.

(2)	33,750 of Mr. Shirley’s options vested on December 19, 2018, and his remaining options will vest equally over 36 months thereafter.
(3)	Mr. Anderson’s options shall vest in five equal tranches, each of which will vest upon the satisfaction of performance targets established by the Board and certified as having been met by the Compensation Committee for the fiscal years 2018 through 2022, respectively. Mr. Anderson did not meet his performance target for the 2018 year, so none of his options have vested as of December 31, 2018.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2018.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to approximately $11,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,734,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to approximately $34,000.

If Mr. Anderson had been or is terminated without good cause or resigned for good reason, he would have received a lump sum payment of approximately $612,000 based upon one year's salary plus the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one year, with a value equal to approximately $24,000.

If Mr. Shirley had been or is terminated without good cause or resigned for good reason, he would have received a lump sum of approximately $142,500 an amount equal to six months’ salary plus a pro-rata share of any bonus earned in the year of termination.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,734,000, as described above, plus a tax gross up of approximately $683,000.

If Mr. Anderson had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of approximately $918,000, based upon one-and-a-half year's salary plus one-and-a-half the full targeted bonus of 50% of base salary. In addition, medical benefits would continue for up to one-and-a-half years, with a value equal to approximately $36,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2018. Except as set forth in the table, during 2018, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option
Name	awards ($)	Total
Richard A. Berman	131,585	131,585
Richard J. Berman	102,468	102,468
Michael Sherman	123,669	123,669
Edward J. Zecchini	43,958	43,958
Sharon R. Gabrielson	43,958	43,958
Diane Seloff	39,462	39,462

Notes to director compensation table:

Amounts reflect the compensation expense recognized in the Company's financial statements in 2018 for non-employee director stock options granted in 2017 and 2018, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period. See notes to consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information on the assumptions used to value stock options granted to non-employee directors.

Outstanding equity awards held by non-employee directors as of December 31, 2018, were as follows:

		Aggregate
		grant date
	Options	fair market value
	outstanding	options
	(#)	outstanding ($)
Richard A. Berman	150,032	$231,865
Richard J. Berman	80,083	171,354
Michael Sherman	98,834	211,474
Edward J. Zecchini	35,647	219,773
Sharon R. Gabrielson	35,647	219,773
Diane Seloff	35,647	197,295
	435,890	$1,251,534

There were a total of 435,890 stock options outstanding to directors as of December 31, 2018, with an aggregate grant date fair value of $1,251,534, the last of which vest in December 2019.  There were 235,081 options granted to non-employees during 2018 and 332,557 options granted to non-employee directors during 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2018.

Plan Category	a(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	a(b) Weighted-average exercise price of outstanding options, warrants and rights	a(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	3,761,278	$9.44	215,909

Equity compensation plans not approved by security holders	-	-	-

Total	3,761,278	$9.44	215,909

(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. In August 2018, stockholders approved an amendment to the 2017 Plan to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Under the 2017 Amended Plan, we can grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2018, 215,909 equity awards remained reserved for future issuance under the 2017 Plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 19, 2019 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 19, 2019 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 16,205,146 shares of common stock outstanding on March 19, 2019.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	9,193,041	1,274,339	10,467,380	59.9%
Richard A. Anderson (5)	-	24,958	24,958	*
Christopher Shirley (6)	-	47,813	47,813	*
Richard A. Berman (7)	-	81,274	81,274	*
Richard J. Berman (8)	-	58,695	58,695	*
Michael Sherman (9)	15,500	73,176	88,676	*
Edward J. Zecchini (10)	-	14,259	14,259	*
Sharon R. Gabrielson (11)	-	14,259	14,259	*
Diane Seloff (12)	-	14,259	14,259	*

All directors and named executive officers as a group (9 persons)	9,208,541	1,603,032	10,811,573	60.8%

* Less than 1%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On March 19, 2019, there were 16,205,146 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after March 19, 2019, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 1,249,189 shares of common stock and options to purchase 25,150 shares of common stock, which are exercisable within 60 days. 9,193,041 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities

(5)	Includes options to purchase 24,958 shares of common stock, which are exercisable within the next 60 days.
(6)	Includes options to purchase 47,813 shares of common stock, which are exercisable within the next 60 days.
(7)	Includes options to purchase 81,274 shares of common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 58,695 shares of common stock, which are exercisable within the next 60 days.
(9)	Consists of 15,500 shares of common stock and options to purchase 73,176 shares of common stock, which are exercisable within the next 60 days.
(10)	Includes options to purchase 14,259 shares of common stock, which are exercisable within the next 60 days.
(11)	Includes options to purchase 14,259 shares of common stock, which are exercisable within the next 60 days.
(12)	Includes options to purchase 14,259 shares of common stock, which are exercisable within the next 60 days.

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

Certain Transactions

In January 2017, we entered into a Subscription Agreement (the “Subscription Agreement”) with Acuitas, pursuant to which the Company received aggregate gross proceeds of $1,300,000 (the “Loan Amount”) in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the “January 2017 Convertible Debenture”) and (ii) five-year warrants to purchase shares of the Company’s common stock in an amount equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the “January 2017 Warrants”). In April 2017, the January 2017 Convertible Debenture principal and interest was paid in full with proceeds from our public offering.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by EisnerAmper LLP for the audit of the Company’s annual financial statements for the year ended December 31, 2018 and Rose, Snyder & Jacobs LLP for the audit of the Company’s annual financial statement for the year ended December 31, 2017, and fees billed for other services rendered by EisnerAmper LLP and Rose, Synder & Jacobs LLP during those periods.

	2018	2017
Audit fees (1)	$156,100	$139,500
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	-	242
Total	$156,100	$139,742

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

3.3

Certificate of Amendment, as corrected by the Certificate of Correction, to Certificate of Incorporation of Catasys, Inc., incorporated by reference to exhibit of the same number to Catasys, Inc.’s Registration Statement on Form S-1/A filed with Securities and Exchange Commission on September 9, 2011.

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

3.6*	By-Laws of Catasys, Inc., a Delaware corporation
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

4.2	8% Series B Convertible Debenture, dated January 31, 2017, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.
4.3	Common Stock Purchase Warrant, dated January 31, 2017, incorporated by reference to Exhibit 4.2 filed with the Securities and Exchange Commission on February 1, 2017.
4.4	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 28, 2017.
4.5	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.
4.6	Form of Horizon Warrant, incorporated by reference to Exchibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
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
10.6#

2017 Stock Incentive Plan, incorporated by reference to Exhibit B of Catasys, Inc.’s Preliminary Information Statement on Schedule 14C filed with the Securities and Exchange Commission on February 28, 2017.

10.7#

Amended Employment Agreement, by and between the Company and Mr. Richard A. Anderson dated April 10, 2018, incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

10.8

Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated November 6, 2013, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2013.

10.9

First Amendment to the Office Lease between Catasys, Inc. and Trizec Wilshire Center, LLC dated March 6, 2015, incorporated by reference to exhibit 10.27 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.

10.10

Subscription Agreement, between Catasys, Inc. and Acuitas Group Holdings, LLC, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on February 1, 2017.

10.11

Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Corporate Finance, a division of Heritage Bank of Commerce, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s, Form 8-K, filed with the Securities and Exchange Commission on June 15, 2018.

10.12

Venture Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Horizon Technology Finance Corporation, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.

10.13	Amended and Restated Venture Loan and Security Agreement, dated March 13, 2019, by and between Catasys, Inc. and Horizon Technology Finance Corporation, incorporated by reference to Catasys, Inc.'s Form 8-K filed with the Securities and Exchange Commisssion on March 14, 2019.
10.14	Amendment No. 1 dated March 13, 2019 to Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Corporate Finance, a dvision of Heritage Bank of Commerce, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
10.15

Office Lease between Catasys, Inc. and Arboretum Courtyard, LLC dated September 28, 2018, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 10-Q filed with the Securities and Exchance Commission on November 14, 2018.

14.1

Code of Conduct and Ethics, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

16.1	Letter of Rose, Snyder & Jacobs LLP to the SEC dated March 20, 2018, incorporated by reference to Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 20, 2018
21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – Rose, Snyder & Jacobs LLP.
23.2*	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

**   Furnished herewith.

#     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: March 22, 2019	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 22, 2019
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ RICHARD A. ANDERSON	President, Chief Operating Officer	March 22, 2019
Richard A. Anderson	and Director

/s/ CHRISTOPHER SHIRLEY	Chief Financial Officer	March 22, 2019
Christopher Shirley	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. BERMAN	Director	March 22, 2019
Richard Berman

/s/ RICHARD J. BERMAN	Director	March 22, 2019
Richard Berman

/s/ MICHAEL SHERMAN	Director	March 22, 2019
Michael Sherman

/s/ EDWARD J. ZECCHINI	Director	March 22, 2019
Edward J. Zecchini

/s/ SHARON R. GABRIELSON	Director	March 22, 2019
Sharon R. Gabrielson

/s/ DIANE SELOFF	Director	March 22, 2019
Diane Seloff

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Catasys, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Catasys, Inc. and Subsidiaries (the “Company") as of December 31, 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 5 to the financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers”.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018

EISNERAMPER LLP

Iselin, New Jersey

March 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Catasys, Inc. and Subsidiaries (the Company) as of December 31, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2017, and the related notes to the consolidated financial statements (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2009.

Encino, California

March 7, 2018

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except for number of shares)	December 31,	December 31,
	2018	2017
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$3,162	$4,779
Receivables, net of allowance for doubtful accounts of $0 and $476, respectively	1,382	511
Prepaids and other current assets	942	366
Total current assets	5,486	5,656
Long-term assets
Property and equipment, net of accumulated depreciation of $1,801 and $1,542, respectively	263	612
Restricted cash, long term	408	-
Deposits and other assets	166	336
Total Assets	$6,323	$6,604

LIABILITIES AND STOCKHOLDERS' (DEFICIT)/EQUITY
Current liabilities
Accounts payable	$497	$980
Accrued compensation and benefits	1,537	1,177
Deferred revenue	4,195	2,914
Other accrued liabilities	1,501	578
Total current liabilities	7,730	5,649
Long-term liabilities
Long term debt, net of discount of $478 and $0, respectively	7,472	-
Deferred rent and other long-term liabilities	-	25
Capital leases	-	2
Warrant liabilities	86	30
Total Liabilities	15,288	5,706

Commitments and contingencies (note 9)

Stockholders' (deficit)/equity
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,185,146 and 15,889,171 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2	2
Additional paid in capital	296,688	294,220
Accumulated deficit	(305,655)	(293,324)
Total Stockholders' (deficit)/equity	(8,965)	898
Total Liabilities and Stockholders' (Deficit)/Equity	$6,323	$6,604

See accompanying notes to the consolidated financial statements

CATASYS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except per share amounts)	December 31,
	2018	2017
Revenues
Healthcare services revenues	$15,177	$7,717

Operating expenses
Cost of healthcare services	11,119	6,391
General and administrative	17,395	11,811
Depreciation and amortization	288	246
Total operating expenses	28,802	18,448

Loss from operations	(13,625)	(10,731)

Other income	40	132
Interest expense	(570)	(3,409)
Loss on conversion of note	-	(1,356)
Loss on issuance of common stock	-	(145)
Change in fair value of warrant liability	(56)	1,778
Change in fair value of derivative liability	-	132
Loss before provision for income taxes	(14,211)	(13,599)
Provision for income taxes	1	6
Net loss	$(14,212)	$(13,605)

Basic and diluted net loss per share:	$(0.89)	$(0.99)

Basic weighted number of shares outstanding	15,955	13,751

See accompanying notes to the consolidated financial statements

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (EQUITY)

			Additional
(Amounts in thousands, except for number of shares)	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2016	9,214,743	$1	$254,390	$(279,719)	$(25,328)

Conversion of debentures	2,982,994	-	16,509	-	16,509
Common stock issued for outside services	28,985	-	181	-	181
Warrants issued for services	-	-	252	-	252
Deferred salary paid in common stock	233,734	-	1,204	-	1,204
Public offering	3,428,750	1	16,457	-	16,458
1:6 reverse stock split	(35)	-	63	-	63
Warrant liability write-off	-	-	6,879	-	6,879
Transaction Costs	-	-	(2,180)	-	(2,180)
Share-based Compensation Expense	-	-	465	-	465
Net loss	-	-	-	(13,605)	(13,605)
Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard	-	$-	$-	$1,881	$1,881
Balance at January 1, 2018	15,889,171	$2	$294,220	$(291,443)	$2,779

Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Warrants issued in connection with A/R facility	-	-	64	-	64
Cashless warrant exercise	241,975	-	-	-	-
Cash warrant exercise	30,000	-	150	-	150
Share-based compensation expense	-	-	2,056	-	2,056
Net loss	-	-	-	(14,212)	(14,212)
Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)

See accompanying notes to the consolidated financial statements

CATASYS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended
(In thousands)	December 31,
	2018	2017
Operating activities:
Net loss	$(14,212)	$(13,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	288	246
Amortization of debt discount and issuance costs included in interest expense	187	3,082
Loss on disposal of fixed asset	70	-
Warrants issued for services	86	252
Provision for doubtful accounts	-	590
Deferred rent	(91)	(81)
Share-based compensation expense	2,056	465
Common stock issued for services	112	181
Loss on conversion of convertible note	-	1,356
Loss on issuance of common stock, related party	-	145
Fair value adjustment on warrant liability	56	(1,778)
Fair value adjustment on derivative liability	-	(132)
Changes in current assets and liabilities:
Receivables	(871)	(49)
Prepaids and other current assets	(311)	54
Deferred revenue	3,163	1,389
Accounts payable and other accrued liabilities	893	517
Net cash used in operating activities	$(8,574)	$(7,368)

Investing activities:
Purchases of property and equipment	$(9)	$(448)
Deposits and other assets	71	35
Net cash provided by (used in) investing activities	$62	$(413)

Financing activities:
Proceeds from the issuance of common stock and warrants	$-	$16,458
Proceeds from prom issuance of bridge loan, related party	-	1,300
Payments on convertible debenture	-	(4,363)
Proceeds from loan	7,500	-
Transactions costs	-	(1,667)
Capital lease obligations	(30)	(19)
Debt issuance costs	(317)	-
Proceeds from warrant exercise	150	-
Net cash provided by financing activities	$7,303	$11,709

Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,209)	$3,928
Cash, cash equivalents and restricted cash at beginning of period	4,779	851
Cash, cash equivalents and restricted cash at end of period	$3,570	$4,779

Supplemental disclosure of cash paid
Interest	$363	$106
Income taxes	$-	$40
Supplemental disclosure of non-cash activity
Common stock issued for services	$-	$181
Warrants issued for consulting services	$-	$252
Common stock issued for conversion of debt and accrued interest	$-	$7,163
Common stock issued upon settlement of deferred compensation to officer	$-	$1,122
Warrants issued in connection with A/R Facility	$64	$-

See accompanying notes to the consolidated financial statements

CATASYS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

Description of Business

We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human interaction, to deliver improved member health and cost savings to health plans. We identify, engage and treat health plan members with unaddressed behavioral health conditions that worsen medical comorbidities.  Our mission is to help improve the health and save the lives of as many people as possible.

We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the OnTrak program.  We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance.  Our technology enabled OnTrak solution is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, nurse-led care coaching and local community support. We believe that the program is currently improving member health and, at the same time, demonstrating reduced medical utilization, driving a reduction in total health plan costs for enrolled members.

We have contracted with leading national and regional health plans to make OnTrak available to eligible members in California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Basis of Consolidation, Presentation, and Liquidity

At December 31, 2018, cash and cash equivalents was $3.2 million and we had a working capital deficit of approximately $2.2 million. We could continue to incur negative cash flows and operating losses for the next twelve months. Our current cash burn rate is approximately $762,000 per month. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty-two states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

Management’s Plans

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase margins on both existing and new members.

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.

All inter-company transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of depreciable and amortizable assets, revenue recognition, the valuation of warrant liabilities, and shared-based compensation. Actual results could differ from those estimates.

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

The following table disaggregates our revenue by contract:

	For the year ended December 31, 2018		For the year ended December 31, 2017
(in thousands)	Revenue	Percentage	Revenue	Percentage
Commercial	$9,495	63%	$2,661	34%
Government	5,682	37%	5,056	66%
	$15,177	100%	$7,717	100%

   Our Catasys contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the year ended December 31, 2018.

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

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. As of December 31, 2018, we had $2.5 million in cash and cash equivalents exceeding federally insured limits.

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

Share-Based Compensation

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

There were 1,985,539 and 1,674,864 options granted for the years ended December 31, 2018 and 2017, respectively.

The stock compensation expense was calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2018			December 31, 2017
Expected volatility	100.34%	-	102.90%	102.90%
Risk-free interest rate	2.56	-	2.85%	2.23	-	2.46%
Weighted average expected lives in years	2.4	-	6.08			10
Expected dividend			0%			0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2018, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

As of December 31, 2018, there was $6.2 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.12 years.

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

There were no options issued to non-employees for the year ended December 31, 2018 and 2017, respectively.

There was no share based compensation expense relating to stock options recognized for the non-employees for the year ended December 31, 2018 and 2017, respectively.

There were 24,000 warrants issued in exchange for services during the year ended December 31, 2018 valued at $86,000, and 90,000 warrants issued in exchange for services during 2017 valued at $252,000. Generally, the costs associated with warrants issued for services are amortized to the related expense on a straight-line basis over the related service periods.

There were 9,720 warrants issued in connection with the June 2018 A/R Facility financing (see Footnote 12).

In September 2018, there was a cashless exercise of 250,002 warrants in exchange for the issuance of 174,015 shares of our common stock, par value $0.0001 (“Common Stock”).

In November 2018, there was a cashless exercise of 156,250 warrants in exchange for the issuance of 67,960 shares of our Common Stock.

In December 2018, there was exercise of 30,000 warrants at an exercise price of $5.00 per share.  We received $150,000 in proceeds and issued 30,000 shares of our Common Stock.

There were 1,608,996 and 2,011,528 warrants outstanding as of December 31, 2018 and 2017, respectively.

From time to time, we have retained terminated employees as part-time consultants upon their departure from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the years ended December 31, 2018 and 2017, respectively.

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

Common equivalent shares, consisting of approximately 5,370,274 and 3,896,911 of shares as of December 31, 2018 and 2017, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.

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

The following tables summarize fair value measurements by level at December 31, 2018 and 2017, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at December 31, 2018

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposits (1)	479	-	-	479
Total assets	479	-	-	479

Warrant liabilities	-	-	86	86
Total liabilities	-	-	86	86

(1)	$71,000 is included in cash, cash equivalents and restricted cash and $408,000 is included in restricted cash, long term on our balance sheet as of December 31, 2018

	Balance at December 31, 2017

(Amounts in thousands)	Level I	Level II	Level III	Total
Certificates of deposit	71	-	-	71
Total assets	71	-	-	71

Warrant liabilities	-	-	30	30
Total liabilities	-	-	30	30

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2018, represent our liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in our estimate of fair value of employee stock options. See Warrant Liabilities below.

The following table summarizes our fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2018 and 2017:

Level III
Warrant
(Amounts in thousands)	Liabilities
Balance as of December 31, 2016	$5,307
Issuance (exercise) of warrants, net	2,674
Change in fair value	(1,778)
Write off of warrants	(6,173)
Balance as of December 31, 2017	$30
Issuance of warrants	-
Change in fair value	56
Balance as of December 31, 2018	$86

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

Variable Interest Entities

Generally, an entity is defined as a Variable Interest Entity (“VIE”) under current accounting rules if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business, qualifies for a scope exception from applying VIE guidance, we consider whether: (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on our behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly affect the economics of the VIE and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.

As discussed under the heading Management Services Agreement (“MSA”) below, we have an MSA with a Texas nonprofit health organization (“TIH”) and a California Professional Corporation (“CIH”). Under the MSA’s, the equity owners of TIH and CIH have only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or benefits. We participate significantly in the design of this MSA’s. We also agree to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH include our decision making, approval or are conducted for our benefit, as evidenced by the facts that (i) the operations of TIH and CIH are conducted primarily using our licensed network of providers and (ii) under the MSA, we agree to provide and perform all non-medical management and administrative services for the entities. Payment of our management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to our general credit.

Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans we have determined that TIH and CIH are VIE’s. We are the primary beneficiary required to consolidate the entity as we have power and potentially significant interests in the entity.

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

TIH pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by TIH at its sole discretion. The payment of our fee is subordinate to payment of the entities’ obligations.

CIH pays us a monthly fee equal to the aggregate amount of (a) our costs of providing management services (including reasonable overhead allocable to the delivery of our services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the entity, provided that any capitalized costs will be amortized over a five-year period), and (b) any performance bonus, as determined by CIH at its sole discretion.

Under the MSA’s, the equity owner of the affiliated treatment center has only a nominal equity investment at risk, and we absorb or receive a majority of the entity’s expected losses or expected residual returns. We also agree to provide working capital loans to allow for TIH and CIH to pay for their obligations. Substantially all of the activities of TIH and CIH either involves us or are conducted for our benefit, as evidenced by the facts that (i) the operations of TIH and CIH is conducted primarily using our licensed protocols and (ii) under the MSA’s, we agree to provide and perform all non-medical management and administrative services for the TIH and CIH. Payment of our management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of TIH and CIH or other third party. Creditors of TIH and CIH do not have recourse to our general credit. Based on these facts, we have determined that TIH and CIH are VIE’s and that we are the primary beneficiary as defined in current accounting rules.  Accordingly, we are required to consolidate the assets, liabilities, revenues and expenses of the managed treatment center.

The amounts and classification of assets and liabilities of the VIE included in our consolidated balance sheets at December 31, 2018 are as follows:

(in thousands)	December 31, 2018
Cash and cash equivalents	$45
Accounts Receivable	94
Prepaid and Other Current Assets	29
Total Assets	$168

Accounts payable	$7
Accrued liabilities	14
Total Liabilities	$21

Warrant Liabilities

The warrant liabilities were calculated using the Black-Scholes model based on upon the following assumptions:

	December 31, 2018	December 31, 2017

Expected volatility	102.90%	102.90%
Risk-free interest rate	2.63%	1.89%
Weighted average expected lives in years	1.29	2.29
Expected dividend	0%	0%

For the years ended December 31, 2018 and 2017, we recognized a loss of $56,000 and a gain of $1.8 million, respectively, related to the revaluation of our warrant liabilities.

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of risk, include cash, restricted cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

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

For the year ended December 31, 2018, four customers accounted for approximately 76% of revenues (25%, 25%, 13% and 13%) and four customers accounted for approximately 88% of accounts receivable (31%, 27%, 16% and 14%).

For the year ended December 31, 2017, four customers accounted for approximately 90% of revenues (36%, 23%, 21%, 10%) and four customers accounted for approximately 96% (35%, 29%, 17%, 15%) of accounts receivable.

Recently Issued or Newly Adopted Accounting Pronouncements

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. We are currently assessing the impact that adopting this new accounting guidance will have on our financial statements and footnote disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. We do not believe that the adoption of ASU 2018-07 will have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We do not believe that the adoption of ASU 2017-11 will have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 as of January 1, 2018. The following is a summary of cash, cash equivalents and restricted cash total as presented in the statements of cash flows for the years December 31, 2018, and 2017:

(in thousands)	2018	2017
Cash and cash equivalents	$3,091	$4,779
Restricted cash (current and long-term)	479	-
Total cash, cash equivalents and restricted cash	$3,570	$4,779

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606) (“ASU 2016-10”), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09, which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. We have selected the modified retrospective approach as our transition method under ASU 2016-10 and the financial impact to the financial statements was to decrease retained earnings and deferred revenue by $1.9 million effective January 1, 2018 (Please see footnote 5).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be applied at the beginning of the earliest period presented using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. Based on the Company’s leases in place on January 1, 2019 and considering the practical expedients, the Company expects that adoption of the new standard will not have a material effect on its consolidated statements of operations, will result in a gross-up on our consolidated balance sheets of less than $200,000 and will have no effect on our consolidated statements of cash flows.

Note 2. Accounts Receivable

Accounts receivables consisted of the following as of December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Healthcare fees	$1,382	$985
Other	-	2
Total receivables	$1,382	$987
Less allowance for doubtful accounts	-	(476)
Total receivables, net	$1,382	$511

We use the specific identification method for recording the provision for doubtful accounts, there was no allowance for doubtful accounts as of December 31, 2018 and $476,000 as of December 31, 2017.

Note 3. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

(in thousands)	2018	2017
Furniture and equipment	$1,746	$1,836
Leasehold improvements	318	318
Total property and equipment	2,064	2,154
Less accumulated depreciation and amortization	(1,801)	(1,542)
Total property and equipment, net	$263	$612

Depreciation expense was $288,000 and $246,000 for the years ended December 31, 2018 and 2017, respectively.

Note 4. Capital Lease Obligations

We lease certain computer equipment under agreements entered into during 2016 that are classified as capital leases. The computer equipment under capital leases is included in furniture and equipment on our consolidated balance sheets and was $68,000 and $86,000 as of December 31, 2018 and 2017, respectively. Accumulated depreciation of the leased equipment at December 31, 2018 and 2017 was approximately $63,000 and $59,000, respectively.

The future minimum lease payments required under the capital leases and the present values of the net minimum lease payments as of December 31, 2018, is as follows and is included under the caption other current liabilities on the consolidated balance sheet :

(in thousands)	Amount
Year ending December 31,
2019	$2
Total minimum lease payments	2
Less amounts representing interest	-
Capital lease obligations, net of interest	2
Less current maturities of capital lease obligations	(2)
Long-term capital lease obligations	$-

Note 5. ASC 606

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

	Balance at December 31, 2017	Adjustments Due to Adoption of ASC606	Balance at January 1, 2018
Balance Sheet
Liabilities
Deferred revenue	(2,914)	1,881	(1,033)

Equity
Retained earnings	(293,324)	1,881	(291,443)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet for the year ended December 31, 2018 was as follows (in thousands):

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Healthcare services revenues	$15,177	$9,349	$5,828

Net loss	(14,212)	(20,040)	5,828

Note 6. Income Taxes

As of December 31, 2018, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $260 million and $186 million, respectively.  The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2018.

Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $64.1 million and $62.4 million against all of its deferred tax assets as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018 and 2017, the total change in valuation allowance was $1.7 million and $29.0 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.

The primary components of temporary differences which give rise to our net deferred tax assets are as follows:

	2018	2017
(in thousands)
Federal, state and foreign net operating losses	$62,800	$53,911
Stock based compensation	873	4,937
Accrued liabilities	218	157
Fixed Assets	72	-
Other temporary differences	315	3,426
Prepaid expenses	(176)	-
Valuation allowance	(64,102)	(62,431)
	$-	$-

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

A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, is as follows

	2018	2017
Federal statutory rate	21.0%	-34.0%
State taxes, net of federal benefit	0.0%	-5.5%
Non-deductible share-based compensation	-29.3%	0.0%
Deferred Revenue	-2.8%	0.0%
Change in Foreign NOLS due to liquidation	-8.3%	0.0%
ISO / ESPP	0.0%	0.3%
Other	3.3%	249.6%
Change in federal and foreign allowance	16.1%	-210.4%
Tax provision	0.0%	0.0%

Current accounting rules require that companies recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. We file income tax returns in the U.S. federal jurisdiction and various states. Tax years that remain subject to examinations by tax authorities are 2015 through 2017.  There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2018, there have been no material changes to our tax positions.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2018 and 2017, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with sufficient nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2014, and by the IRS for tax years through 2015. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.

Under Section 382 of the Internal Revenue Code of 1986, as amended, or the IRC, substantial changes in our ownership may limit the amount of net operating loss and research and development income tax credit carryforwards that could be utilized annually in the future to offset taxable income. Specifically, this limitation may arise in the event of a cumulative change in ownership of the company of more than 50% within a three-year testing period. Any such annual limitation may significantly reduce the utilization of the net operating loss carryforwards before they expire.

Since the Company's formation, the Company has raised capital through the issuance of capital stock on several occasions which, may have resulted in such an ownership change, or could result in an ownership change in the future upon subsequent disposition. The Company intends to complete a study in the future to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company's formation.

Note 7. Common Stock

In September 2018, there was a cashless exercise of 250,002 warrants in exchange for the issuance of 174,015 shares of our Common Stock.

In November 2018, there was a cashless exercise of 156,250 warrants in exchange for the issuance of 67,960 shares of our Common Stock.

In December 2018, there was exercise of 30,000 warrants at an exercise price of $5.00 per share.  We received $150,000 of proceeds and issued 30,000 shares of our Common Stock.

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

During 2018 and 2017, we issued 24,000 and 28,985 shares of common stock, respectively, for consulting services valued at $112,000 and $181,000, respectively. Generally, the costs associated with shares issued for services are being amortized to the related expense on a straight-line basis over the related service periods.

Note 8. Share-based Compensation

       Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). In August 2018, at our Annual Stockholders Meeting, Stockholders approved an amendment to the Company's 2017 Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Amended Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of December 31, 2018, we had 3,761,278 vested and unvested stock options outstanding and 215,909 shares reserved for future awards.

Share-based compensation expense was approximately $2.1 million and $465,000 for the years ended December 31, 2018 and 2017, respectively.

Stock Options – Employees and Directors

There were 1,985,539 and 1,674,864 stock options granted during 2018 and 2017, respectively. The estimated weighted average fair value of the options granted during 2018 was approximately 7.70 per share.

Stock option activity for employee and director grants is summarized as follows:

		Weighted Avg.	Aggregate
	Shares (#)	Exercise Price	Intrinsic Value
Balance, December 31, 2016	244,046	$38.94	$-

2017
Granted	1,674,864	7.50	-
Cancelled/Expired	(33,527)	14.54	-
Balance, December 31, 2017	1,885,383	$11.46	$-

Exercisable at December 31, 2017	306,612	$31.49	$-

2018
Granted	1,985,539	7.70	-
Cancelled/Expired	(109,644)	14.29	-
Balance, December 31, 2018	3,761,278	$9.44	$-

Exercisable at December 31, 2018	721,766	$17.14	$-

The weighted average remaining contractual life and weighted average exercise price of options outstanding as of December 31, 2018 were as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Shares	Weighted Average Remaining Life (yrs)	Weighted Average Price	Shares	Weighted Average Price
$0.00	to	$10.00	3,412,793	8.60	$7.52	465,315	$8.00
$10.01	to	$100.00	347,790	5.59	26.12	255,756	32.00
$100.01	to	$1,200.00	695	0.81	1,108.25	695	1,108.25
			3,761,278	8.32	$9.44	721,766	$17.14

Share-based compensation expense relating to stock options granted to employees and directors was $2.1 million and $465,000 for the years ended December 31, 2018 and 2017, respectively.

As of December 31, 2018, there was $6.2 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 3.12 years.

Stock Options and Warrants – Non-employees

In addition to stock options granted under the Plan, we have also granted warrants to purchase our common stock to certain non-employees that have been approved by our Board of Directors.

Warrants granted to non-employees outstanding as of December 31, 2018 and 2017, respectively, are summarized as follows:

December 31, 2018

Description	Shares (#)	Weighted Average Exercise Price
Warrants issued in connection with equity offering	-	$-
Warrants issued in connection with debt agreements	9,720	7.72
Warrants issued for services	24,000	4.68
	33,720	$5.56

December 31, 2017

Description	Shares	Weighted Average Exercise Price
Warrants issued in connection with equity offering	156,250	$6.00
Warrants issued in connection with debt agreements	451,918	4.51
Warrants issued for services	90,000	5.00
	698,168	$4.91

The following is a summary of warrant activity for the year ended December 31, 2018 and 2017:

		Weighted avg.
	Shares	exercise price
Outstanding, December 31, 2016	1,313,360	$4.82

2017
Issued	698,168	4.90
Exercised	-	-
Outstanding, December 31, 2017	2,011,528	$28.40

2018
Issued	33,720	5.56
Exercised	(436,252)	(4.70)
Outstanding, December 31, 2018	1,608,996	$4.71

Note 9. Commitments and Contingencies

Operating Lease Commitments

We incurred rent expense of approximately $296,000 for the years ended December 31, 2018 and 2017, respectively.

Our principal executive and administrative offices are located in Los Angeles, California and consist of leased office space totaling approximately 9,120 square feet. The initial term of the lease expires in April 2019. Our base rent is currently approximately $33,000 per month, subject to annual adjustments. In September 2018, we entered into a lease for new our corporate offices in Santa Monica, California for 7,869 rentable square feet. The lease is for 48 months beginning in April 2019, base rent payment is approximately $48,000 per month, subject to annual adjustments.

Rent expense is calculated using the straight-line method based on the total minimum lease payments over the initial term of the lease. Landlord tenant improvement allowances and rent expense exceeding actual rent payments are accounted for as deferred rent liability in the balance sheet and amortized on a straight-line basis over the initial term of the respective leases.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more, consist of the following at December 31, 2018:

(in thousands)
Year	Amount
2019	$406
2020	585
2021	605
2022	626
2023	648
$2,870

Future minimum payments primarily relates to our new office lease in Santa Monica, California.

Legal Proceedings

From time to time, we may be involved in certain legal actions and claims arising in the ordinary course of business. The Company was not a party to any specific legal actions or claims as of December 31, 2018.

Note 10. Related Party Disclosure

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

In addition, we have accounts payable outstanding with Mr. Peizer for travel and expenses of approximately $378,000 and $254,000 as of December 31, 2018 and 2017, respectively.

Note 11. Short-term Debt

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

In January 2017, we entered into a Subscription Agreement (the "Subscription Agreement") with Acuitas, pursuant to which we received aggregate gross proceeds of $1,300,000 (the "Loan Amount") in consideration of the issuance of (i) an 8% Series B Convertible Debenture due March 31, 2017 (the "January 2017 Convertible Debenture") and (ii) 254,904 five-year warrants to purchase shares of the Company's common stock which is equal to one hundred percent (100%) of the initial number of shares of common stock issuable upon the conversion of the January 2017 Convertible Debenture, at an exercise price of $5.10 per share (the "January 2017 Warrants"). In addition, any warrants issued in conjunction with the December 2016 Convertible Debenture currently outstanding with Acuitas have been increased by an additional 25% warrant coverage, exercisable for an aggregate of 137,883 shares of the Company's common stock. Acuitas agreed to extend the maturity date of the January 2017 Convertible Debenture to April 30, 2017 or until we completed a public offering, whichever came first. In April 2017, we used the net proceeds from the public offering to repay the Loan Amount including interest of $1.3 million.

Note 12. Long-Term Debt

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

Repayment of the loans is on an interest-only basis through September 1, 2019, followed by monthly payments of principal and accrued interest for the balance of the term, subject to extension in the event that our billings exceed $20.0 million during the six months period ended June 30, 2019. The loans bear interest at a floating coupon rate of 9.75% plus the amount by which one-month LIBOR exceeds 2.0%.  We have also agreed to make quarterly revenue based payments to the Lender in the amount of 0.2% of their consolidated revenue in accordance with GAAP, in any quarter in which our EBITDA is negative, or 0.4% of such consolidated revenue if our EBITDA is positive. We have recognized approximately $21,000 in interest expense for revenue based payments for the twelve months ended December 31, 2018, respectively. A final payment equal to 6.0% of each loan tranche will be due on the scheduled maturity date of March 1, 2022 for each loan. In addition, if we repay all or a portion of the loan prior to the applicable maturity date, we will pay the Lender a prepayment penalty fee, based on a percentage of the then outstanding principal balance, equal to 3% if the prepayment occurs during the interest-only payment period, 2% thereafter, plus the amount by which the Revenue Based Payments received prior to such prepayment did not exceed certain minimum thresholds.  We recognized approximately $339,000 in interest expense for the year ended December 31, 2018.

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

We recognized approximately $588,000 of debt discount associated with this Loan Agreement, which is being amortized to interest expense using the effective interest method over the term of the Loan Agreement.  Amortization of the debt discount associated with the Loan Agreement was approximately $111,000 for the year ended December 31, 2018 and is included in interest expense in the accompanying consolidated statements of operations.

Also in June 2018, we entered into a loan and security agreement in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (the “A/R Facility”). The A/R Facility provides for us to borrow up to 85% of our eligible accounts receivable, as defined in the A/R Facility. Interest on such borrowings accrues at the rate of the Wall Street Journal Prime Rate plus 3.0%. The lender under the A/R Facility is entitled to an annual facility fee of 1% and the initial term of the A/R Facility is two years. Obligations under the A/R Facility are secured by a first priority security interest in all of our personal property, with the exception of intellectual property, and are senior to all borrowings under the Loan Agreement pursuant to an intercreditor agreement. We have not borrowed on the A/R Facility as of December 31, 2018

The A/R Facility includes customary affirmative and restrictive covenants, including covenants to maintain an asset coverage ratio of at least 2.00 to 1.00 (subject to decrease to 1.25 to 1.00 in the event the Company is EBITDA positive for at least two quarters), that the Company’s EBITDA for any quarter shall not negatively vary by more than 30% from the Company’s financial plan and that the Borrowers’ liquidity shall be at least three times the absolute value of the Company’s EBITDA loss for the preceding three months, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. The Debt Financing Agreements also include customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes.

In connection with the A/R Facility, we issued Heritage Bank of Commerce warrants to purchase an aggregate of 9,720 shares of common stock (the “Heritage Warrants”), subject to a reduction in the event of early termination of the A/R Facility agreement. These warrants were recorded as debt issuance costs as well as all fees associated with securing the A/R Facility and are being amortized to interest expense over the two-years term of the A/R Facility using the straight-line method. We recognized approximately $262,000 of debt issuance costs associated with the A/R Facility, and the amortization of the debt issuance costs associated with the A/R Facility was approximately $71,000 for the twelve months ended December 31, 2018 and is included in interest expense in the accompanying consolidated statements of operations.

Note 13. Restricted Cash

In September 2018 we entered into a lease agreement for our new corporate office space in Santa Monica, California which requires us to maintain a stand-by letter of credit as a guarantee for future rent in the amount of $408,000. The amount of the letter of credit approximates its annual contract value and is fully secured by our cash. We are required to maintain the entire $408,000 stand-by letter of credit through May 2019 which is subject to annual reductions if we are not in default on our rental obligation under the lease. In addition, we have a $71,000 letter of credit required by one of our Health Plan contracts. The letter of credit is subject to renewal in February 2019 and we do not intend to renew. As of December 31, 2018, we had $408,000 of restricted cash related to the Santa Monica lease in long-term assets and $71,000 of restricted cash related to Health Plan contract in current assets.

The following table provides a reconciliation of cash, cash equivalents and restricted cash for the years ended December 31, 2018 and 2017:

(in thousands)	2018	2017
Cash and cash equivalents	$3,091	$4,779
Restricted cash	479	-
Total cash, cash equivalents and restricted cash	$3,570	$4,779

Note 14. Subsequent Events

In February 2019, we borrowed $976,000 on the A/R Facility twice during the month, of which none is outstanding as of March 19, 2019.

In February 2019, we increased the number of shares in the 2017 Plan by 552,884 shares as allowed in the 2017 Plan for annual increases to the number of shares available under the 2017 Plan.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company’s achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively.  An initial advance of $2.5 million was funded upon the execution and delivery of the Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Corporate Finance intended primarily to reflect the amendment and restatement of the Amended Loan Agreement.