Form 10-Q
period 2019-03-31
CATASYS, INC.
filed 2019-05-09
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission File Number 001-31932

CATASYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

11601 Wilshire Boulevard, Suite 1100, Los Angeles, California 90025

(Address of principal executive offices, including zip code)

(310) 444-4300

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	CATS	The NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒          No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes    ☒          No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,’’ “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

As of May 7, 2019, there were 16,214,625 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Catasys,” “Catasys, Inc.” “we,” “us,” “our” or the “Company” mean Catasys, Inc., wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC.

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	(unaudited)
	March 31,	December 31,
	2019	2018

Assets
Current assets
Cash and restricted cash	$1,296	$3,162
Receivables, net	3,601	1,382
Prepaid expenses and other current assets	948	942
Total current assets	5,845	5,486
Long-term assets
Property and equipment, net of accumulated depreciation of $1,839 and $1,801, respectively	225	263
Restricted cash, long term	408	408
Debt issuance costs	739	166
Total Assets	$7,217	$6,323

Liabilities and stockholders' deficit
Current liabilities
Accounts payable	$819	$497
Accrued compensation and benefits	1,177	1,537
Deferred revenue	3,694	4,195
Loan payable	1,167	-
Other accrued liabilities	1,623	1,501
Total current liabilities	8,480	7,730
Long-term liabilities
Long term debt, net of discount of $423 and $478, respectively	8,861	7,472
Warrant liabilities	552	86
Total Liabilities	17,893	15,288

Commitments and Contingencies

Stockholders' deficit
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,205,146 and 16,185,146 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2	2
Additional paid in capital	297,898	296,688
Accumulated deficit	(308,576)	(305,655)
Total Stockholders' deficit	(10,676)	(8,965)
Total Liabilities and Stockholders' Deficit	$7,217	$6,323

See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
(In thousands, except per share data)	March 31,
	2019	2018

Revenue	$6,811	$1,911
Cost of revenue	3,027	2,287
Gross profit (loss)	3,784	(376)

Operating expenses	6,299	3,871
Operating loss	(2,515)	(4,247)

Other income	6	40
Interest expense	(321)	(1)
Change in fair value of warrant liability	(91)	(10)

Net loss	$(2,921)	$(4,218)

Net loss per share, basic and diluted from operations:	$(0.18)	$(0.27)

Weighted-average shares used to compute basic and diluted net loss per share	16,198	15,898

 See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	-	-	86	-	86
Cash exercise	20,000	-	100	-	100
Stock compensation expense	-	-	1,024	-	1,024
Net loss	-	-	-	(2,921)	(2,921)
Balance at March 31, 2019	16,205,146	$2	$297,898	$(308,576)	$(10,676)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard, ASC 606	-	-	-	1,881	1,881
Balance at January 1, 2018	15,889,171	$2	$294,220	$(291,443)	$2,779
Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Stock compensation expense	-	-	328	-	328
Net loss	-	-	-	(4,218)	(4,218)
Balance at March 31, 2018	15,913,171	$2	$294,746	$(295,661)	$(913)

See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Operating activities:
Net loss	$(2,921)	$(4,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38	85
Amortization of debt discount	44	-
Warrants issued for services	-	86
Deferred rent	(26)	(22)
Stock compensation expense	1,024	328
Amortization of debt issuance costs	56	-
Common stock issued for services	-	112
Fair value adjustment on warrant liability	91	10
Changes in current assets and liabilities:
Receivables	(2,219)	(700)
Prepaids and other current assets	(6)	12
Deferred revenue	(501)	652
Accounts payable and other accrued liabilities	61	239
Net cash used in operating activities	$(4,359)	$(3,416)

Financing activities:
Proceeds from Horizon revolving loan	$2,500	$-
Debt issuance costs	(105)	-
Capital lease obligations	(2)	(9)
Proceeds from warrant exercise	100	-
Net cash provided by (used in) financing activities	$2,493	$(9)

Net decrease in cash and restricted cash	$(1,866)	$(3,425)

Cash and restricted cash at beginning of period	3,570	4,779
Cash and restricted cash at end of period	$1,704	$1,354

Supplemental disclosure of cash flow information:
Interest	$192	$363
Non-cash activity investing and financing activities:
Warrants issued in connection with A/R Facility	$-	$64
Warrants issued in connection with Horizon financing	$461	$-
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	$86	$-

See notes to consolidated financial statements.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying unaudited consolidated financial statements include Catasys, Inc. and its wholly-owned subsidiaries and variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial position, results of operations, and cash flows in conformity with U.S. GAAP. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in our most recent Annual Report on Form 10-K for the year-ended December 31, 2018, from which the balance sheet, as of December 31, 2018, has been derived. Certain prior period amounts reported in consolidated financial statements and notes have been reclassified to conform to current period presentation.

As of March 31, 2019, cash and restricted cash was $1.7 million and we had a working capital deficit of approximately $2.6 million. We could continue to incur negative cash flows and operating losses for the next twelve months. Our average cash burn rate is approximately $1.5 million per month including a one-time delay in customer collections totaling approximately $925,000. We expect our current cash resources and available borrowings (see Note 8) to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Our ability to fund ongoing operations is dependent on several factors. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, our funding is dependent upon the success of management’s plan to increase revenue and control expenses. We currently operate our OnTrak solutions in twenty-four states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

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

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that we expect will generate positive cash flow by the end of 2019. We believe we will have sufficient capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. In the event we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we will seek to finance these options.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2.   Accounting Standards and Significant Accounting Policies

Revenue, Deferred Revenue and Performance Obligations

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that we determine the customer obtains control over the promised good or service. The amount of revenue recognized reflects the consideration we expect to be entitled to in exchange for those promised goods or services (i.e. the “transaction price”). In determining the transaction price, we consider multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, we consider the range of possible outcomes, the predictive value of our past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside of our influence, such as the judgment and actions of third parties.

The following table disaggregates our revenue by business line:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands)	Revenue	Percentage	Revenue	Percentage
Commercial	$4,152	61%	$1,100	58%
Government	2,659	39%	811	42%
	$6,811	100%	$1,911	100%

Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. Our performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. We recognize revenue evenly over the service period using a time-based measure because we are providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to revenue constraint. We use an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. We have constrained revenue for expected price concessions during the three months ended March 31, 2019.

Cost of Revenue

Cost of revenue consists primarily of salaries related to our care coaches, outreach specialists and other staff directly involved in member care, healthcare provider claims payments, and fees charged by our third-party administrators for processing these claims. Salaries and fees charged by our third-party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-service basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrak database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Concentration of Credit Risk

The following table is a summary of concentration of credit risk by customer revenues and accounts receivables:

	Three Months Ended March 31,
Percentage of Revenue	2019	2018
Largest customer	26.5%	22.8%
2nd largest customer	25.8%	22.1%
3rd largest customer	16.2%	19.8%
4th largest customer	11.5%	18.3%
Remaining customers	20.0%	17.0%
	100.0%	100.0%

Percentage of	Three Months Ended March 31,
Accounts Receivable	2019	2018
Largest customer	27.9%	37.2%
2nd largest customer	23.2%	17.9%
3rd largest customer	18.8%	15.3%
4th largest customer	14.5%	12.7%
Remaining customers	15.6%	16.9%
	100.0%	100.0%

Net loss per share

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, preferred stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Common equivalent shares, consisting of 5,966,224 and 3,920,531 shares for the three months ended March 31, 2019 and 2018, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Common equivalent shares, that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	Three Months Ended March 31,
	2019	2018
Warrants to purchase common stock	1,625,108	2,035,528
Options to purchase common stock	4,341,116	1,885,003
Total	5,966,224	3,920,531

Leases

Effective January 1, 2019, we account for leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term.  For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term.  For finance leases, interest on the lease liability is recognized using the effective interest method and the amortization of the right of use asset is generally recognized using the straight-line method, which results in front-loaded recognition of expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, we elected to combine lease and non-lease components.We exclude short-term leases having with initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

We accounted for leases in the prior period financial statements under ASC Topic 840.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Issued or Newly Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed, we do not believe that the impact of recently issued standards that are not yet effective will have a material impact on our financial position or results of operations upon adoption.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The adoption of this ASU 2018-07 on January 1, 2019 did not have a material impact on our consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU 2017-11 on January 1, 2019 resulted in the reclassification of our warrant liability in amount of $86,000 into additional paid-in capital.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. We required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be applied at the beginning of the earliest period presented using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. We adopted ASU 2016-02 on January 1, 2019 and recorded right-to-use assets and liabilities for all operating lease obligations with initial terms of 12 months or greater. Any prior period changes were immaterial and therefore no retrospective adjustments were recorded.

Note 3. Accounts Receivable

We use the specific identification method for recording the provision for doubtful accounts. There was no allowance for doubtful accounts as of March 31, 2019 and December 31, 2018.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Furniture and equipment	$1,747	$1,746
Leasehold improvements	317	318
Total property and equipment	2,064	2,064
Less accumulated depreciation and amortization	(1,839)	(1,801)
Total property and equipment, net	$225	$263

Depreciation expense was $38,000 and $85,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 5. Common Stock

In January 2019, there was an exercise of 20,000 warrants at an exercise price of $5.00 per share. We received $100,000 of proceeds and issued 20,000 shares of our common stock.

In addition, there were 0 and 24,000 shares of common stock issued in exchange for investor relations services during the three months ended March 31, 2019 and 2018, respectively. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

Note 6. Stock Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). In August 2018, at our Annual Stockholders Meeting, Stockholders approved an amendment to the Company's 2017 Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). In February 2019, we increased the number of shares in the 2017 Plan by 552,884 shares as allowed in the 2017 Plan for annual increases to the number of shares available under the 2017 Plan. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Amended Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and board of director awards generally vest over three to five years on a straight-line basis. As of March 31, 2019, we had 4,291,116 and 50,000 vested and unvested stock options outstanding issued to employees and directors and non-employees accordingly and 188,955 shares reserved for future awards.

Stock compensation expense attributable to operations was $1,024,000 and $328,000 for the three months ended March 31, 2019 and 2018, respectively.

Stock Options - Employees and Directors

A summary of stock option activity for employees and directors is as follows:

	Number of shares	Weighted Average Exercise Price
Balance as of December 31, 2018	3,761,278	$9.44
Granted	555,378	10.45
Cancelled	(25,521)	7.50
Expired	(19)	744.00
Balance as of March 31, 2019	4,291,116	$9.58

As of March 31, 2019, there was $9.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.05 years.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options and Warrants - Non-Employees

There were 50,000 options issued to non-employees for the three months ended March 31, 2019 at an exercise price of $9.93 per share and none issued to non-employees as of December 31, 2018.

As of March 31, 2019, there was $312,000 of total unrecognized compensation cost related to non-vested stock compensation arrangements granted under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.91 years

A summary of warrants activity for non-employees is as follows:

	Number of shares	Weighted Average Exercise Price
Balance as of December 31, 2018	1,608,996	$4.71
Issued	40,279	9.93
Exercised	(20,000)	5.00
Expired	(4,167)	18.00
Balance as of March 31, 2019	1,625,108	$4.80

Note 7. Leases

We lease office space under agreements classified as operating leases that will expire April 2019. In September 2018, we entered into a lease for our new corporate offices located in Santa Monica, CA for 7,869 rentable square feet. The lease is for 48 months beginning in April 2019 with a base rent of approximately $48,000, subject to annual adjustments. In connection with lease agreement for our new corporate offices in Santa Monica, we incurred a $408,000 letter of credit which is recorded on the balance sheet as restricted cash, long term, All of our lease liabilities result from the lease of our corporate headquarters in Los Angeles, CA, which expires in April 2019, and our new headquarters in Santa Monica, CA, which expires in 2023. Such leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Certain of our leases include renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liabilities and right of use assets as we are not reasonably certain to exercise the options.Variable expenses generally represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases.

As of March 31, 2019, we had no operating lease liabilities or right of use assets included on our balance sheet.

The following summarizes quantitative information about the our operating leases:

For the Three Months Ended March 31, 2019
Operating leases:
Operating lease cost	$74,000
Variable lease cost	-
Operating lease expense	74,000
Short-term lease rent expense	3,000
Total rent expense	$77,000

For the Three Months Ended March 31, 2019
Operating cash flows from operating leases	$99,428
Right of use assets exchanged for operating lease liabilities	$-
Weighted-average remaining lease term – operating leases	-
Weighted-average discount rate – operating leases	9.25%

We incurred rent expense of approximately $77,000 and $73,000 for the three months ended March 31, 2019 and 2018.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 8. Debt

In June 2018, we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Horizon”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement. An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three-month billings exceeding $5.0 million on or prior to November 30, 2018. In addition, in June 2018, we entered into a loan and security agreement (the “A/R Facility”). in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. In February 2019, we borrowed $976,000 on the A/R Facility twice during the month, of which none is outstanding as of March 31, 2019.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.9 million, $7.0 million and $8.0 million, respectively. An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.9 million threshold is not reached by July 1, 2019. We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement.

Repayment of the Revolving Loan is on an interest-only basis through September 30, 2020, followed by monthly payments of principal and accrued interest until maturity on the date which is the earliest of: (a) September 30, 2022, (b) the date of acceleration of such loan, following an event of default (c) or the date of prepayment.

The Revolving Loan bears interest at a floating coupon rate of the amount by which one-month LIBOR exceeds 2.00% plus 9.75%. After September 30, 2020, upon the earlier of (i) payment in full of the principal balance of the Revolving Loan, (ii) an event of default and demand by Lender of payment in full of the Revolving Loan or (iii) on the Revolving Loan Maturity Date (September 30, 2022), as applicable, we shall pay to Lender a payment equal to the greater of $150,000 or 6% of the outstanding principal balance of the Revolving Loan on August 31, 2020.

The Loan Agreement includes customary affirmative and restrictive covenants, excluding any covenants to attain or maintain certain financial metrics, and also includes customary events of default, including for payment failures, breaches of covenants, change of control and material adverse changes. Upon the occurrence of an event of default and following any applicable cure periods, a default interest rate of an additional 5% may be applied to the outstanding loan balances, certain minimum revenue based payment guarantees become due and Horizon may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement.

In connection with our entry into the Amended Loan Agreement, we issued Horizon 40,921 warrants to purchase shares of common stock with an aggregate value of up to $600,000 (depending on the level of availability under the Loan Agreement) at the trailing volume weighted average price of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants (the “Horizon Warrants”). In no event will the Company be required to issue more than 19.9% of its currently outstanding common stock pursuant to the Horizon Warrants. The per share exercise price of the Horizon Warrants is $9.93.

We recorded approximately $105,000 in debt issuance costs associated with the Amended Loan Agreement.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Company’s summary of debt activity is as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Debt
Loans payable
Horizon term loan	$7,950	$7,950
Horizon debt discount	(422)	(478)
Horizon revolving loan	2,500	-
Total debt	$10,028	$7,472

Current maturities of debt	$1,167	$-
Long term debt	$8,861	$7,472

During the three months ended March 31, 2019 and 2018, we incurred debt related interest expense of approximately $321,000 and $1,000, respectively. Interest expense for the three months ended March 31, 2019 included amortization of debt discount of approximately $44,000 related to the A/R Facility and amortization of debt discount of $56,000 related to the Horizon Loan Agreement.

Note 9. Fair Value Measurements

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

The following tables summarize fair value measurements by level at March 31, 2019 and December 31, 2018, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance at March 31, 2019
(in thousands)	Level I	Level II	Level III	Total
Certificates of deposits (1)	$408	$-	$-	$408
Total assets	$408	$-	$-	$408
Warrant liabilities	$-	$-	$552	$552
Total liabilities	$-	$-	$552	$552

(1)	$408,000 is included in restricted cash, long term on our balance sheet as of March 31, 2019.

	Balance at December 31, 2018
(in thousands)	Level I	Level II	Level III	Total
Letter of credit (2)	$479	$-	$-	$479
Total assets	$479	$-	$-	$479
Warrant liabilities	$-	$-	$86	$86
Total liabilities	$-	$-	$86	$86

(2)	$71,000 is included in cash and restricted cash and $408,000 is included in restricted cash, long term on our balance sheet as of December 31, 2018.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following is a rollforward of our warrant liabilities:

Level III
Warrant
(in thousands)	Liabilities
Balance as of December 31, 2018	$86
Issuance of new warrant liability	461
Change in fair value of warrant liability	91
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	(86)
Balance as of March 31, 2019	$552

For the three months ended March 31, 2019 and 2018, we recognized a loss of $91,000 and $10,000, respectively, related to the revaluation of our warrant liabilities.

In connection with the Amended Loan Agreement, we issued Horizon 40,279 seven-year warrants to purchase an aggregate of $600,000 (depending on the level of availability under the Loan Agreement) at the trailing volume weighted average price of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants (the “Horizon Warrants”) at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date (“Horizon Warrants”). In no event will we be required to issue more than 19.9% of our currently outstanding common stock pursuant to the Horizon Warrants. In addition, the Horizon Warrant agreement provides for additional warrant shares to be issued, contingent on additional borrowings under the Revolving Loan, and determined by reference to a future common stock price (5-day VWAP when the condition is met).  We adopted, ASU, No. 2017-11, as of January 1, 2019. However, given the number of variable features, the Horizon Warrants have been classified as a liability at the time of issuance and as of March 31, 2019 in accordance with ASC 815. We valued the Horizon Warrants using a Monte Carlo model and the fair value of the Horizon Warrants were recorded as a discount to the debt obligation.

The key assumptions used to value the Horizon Warrants were as follows:

Assumptions
Date of issuance	March 13, 2019	March 31, 2019
Expected price volatility	101%	101%
Expected term (in years)	7	6.95
Risk-free interest rate	2.31%	2.51%
Dividend yield	0.00%	0.00%

Note 10. Variable Interest Entities

The amounts and classification of assets and liabilities of the variable interest entities included in our consolidated balance sheets are as follows:

	March 31,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$6	$45
Accounts receivable	724	94
Prepaid and other current assets	28	29
Total assets	$758	$168
Accounts payable	$9	$7
Accrued liabilities	49	14
Total liabilities	$58	$21

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2018.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2018 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

All references to “Catasys,” “Catasys, Inc.” “we,” “us,” “our” or the “Company” mean Catasys, Inc., wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.

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

We have contracted with leading national and regional health plans to make OnTrak available to eligible members in Alabama, California, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin

Recent Developments

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.9 million, $7.0 million and $8.0 million, respectively.  An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.9 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement.

In connection with our entry into the Amended Loan Agreement, we issued Horizon 40,921 warrants to purchase shares of common stock with an aggregate value of up to $600,000 (depending on the level of availability under the Loan Agreement) at the trailing volume weighted average price of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants (the “Horizon Warrants”). In no event will the Company be required to issue more than 19.9% of its currently outstanding common stock pursuant to the Horizon Warrants. The per share exercise price of the Horizon Warrants is $9.93.

RESULTS OF OPERATIONS

The table below and the discussion that follows summarize our results of consolidated operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenues
Revenue	$6,811	$1,911
Cost of Revenue	3,027	2,287
Gross Profit	3,784	(376)

Operating Expenses	6,299	3,871
Operating Income/(Loss)	(2,515)	(4,247)

Other Income	6	40
Interest expense	(321)	(1)
Change in fair value of warrant liability	(91)	(10)

Net Income/(Loss)	$(2,921)	$(4,218)

Revenues

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change $	Change %
Revenue	$6,811	$1,911	$4,900	256%

During the three months ended March 31, 2019, we have launched enrollment with one new health plan in Pennsylvania and continued to increase enrollment. Since the three months ended March 31, 2018 we have signed new contracts with two new health plans, expanded with several of our current health plans into new service lines, and expanded with new and existing health plans from 19 to 22 states. For the three months ended March 31, 2019, net enrollment increased by approximately 97% over the same period in 2018.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change $	Change %
Cost of Revenue	$3,027	$2,287	$740	32%

Cost of revenue consists primarily of salaries related to our care coaches, outreach specialists, healthcare provider claims payments to our network of physicians and psychologists, and fees charged by our third-party administrators for processing these claims.  The increase for the three months ended March 31, 2019, compared with the same periods in 2018, relates primarily to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in cost of healthcare services during training and ramp-up periods.

Operating Expenses

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change $	Change %
Operating Expenses	$6,299	$3,871	$2,428	63%

Total operating expenses increased by approximately $2.4 million for the three months ended March 31, 2019, compared with the same period in 2018. The increase was primarily related to investments in data science, IT and software development, stock compensation expense, and the addition of headcount to support operations.

We expect our operating expenses to increase for the foreseeable future as we continue to grow our business but decrease as a percentage of our total revenue over the next several years.

Interest Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2019	2018	Change $	Change %
Interest Expense	$(321)	$(1)	$(320)	32000%

Interest expense increased by $320,000 for the three months ended March 31, 2019, compared with the same period in 2018. The increase relates to the issuance of the venture loan and security agreement with Horizon Technology Finance Corporation and amortization of debt discount associated with such loan.

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
(in thousands)	2019	2018
Net cash used in operating activities	$(4,359)	$(3,416)
Net cash provided by (used in) financing activities	$2,493	$(9)
Net decrease in cash and restricted cash	$(1,866)	$(3,425)

Cash and restricted cash was $1.7 million as of March 31, 2019. As of May 7, 2019, we had a balance of approximately $2.5 million of cash and restricted cash. We had working capital deficit of approximately $2.6 million as of March 31, 2019. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months.  Our average cash burn rate is approximately $1.5 million per month including a one-time delay in customer collections totaling approximately $925,000. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

In June 2018, we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (the “Horizon”), which provides for up to $7.5 million in loans to the Company, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement. An additional $2.5 million loan was subject to the Company’s achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three-month billings exceeding $5.0 million on or prior to November 30, 2018. Also, in June 2018, we entered into a loan and security agreement (the “A/R Facility”) in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). The A/R Facility provides for the borrower entities to borrow up to 85% of the Company’s eligible accounts receivable, as defined in the A/R Facility. In February 2019, we borrowed $976,000 on the A/R Facility twice during the month, of which none is outstanding as of March 31, 2019.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.9 million, $7.0 million and $8.0 million, respectively.  An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.9 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect Amended Loan Agreement.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and control expenses. We currently operate our OnTrak solutions in twenty-four states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

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

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that we expect to generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. In the event we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we will seek to finance these options.

Operating Activities

We used $4.4 million of cash from operating activities during the three months ended March 31, 2019 compared with $3.4 million in the same period in 2018. The increase in cash used in operating activities reflects the increase in the number of enrolled members and the addition of staff in preparation for anticipated future increases in members eligible for OnTrak.

Investing Activities

There were no capitalized expenditures for the three months ended March 31, 2019 and March 31, 2018.

Financing Activities

Our net cash provided by financing activities was $2.5 million for the three months ended March 31, 2019, compared with net cash used by financing activities of $9,000 for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 consisted of gross proceeds from the issuance of debt in the amount of $2.5 million, financing costs of $105,000, proceeds from warrant exercise of $100,000 and the reduction of capital leases by $2,000.

As a result of the above our cash and restricted cash balance as of March 31, 2019 is $1.7 million.

As discussed above, we currently expend cash at a rate of approximately $1.5 million per month including a one-time delay in customer collections totaling approximately $925,000. We also anticipate cash inflow to increase during 2019 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

OFF BALANCE SHEET ARRANGEMENTS

During the periods presented, we did not have, nor do we currently have, any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to the financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

CRITICAL ACCOUNTING ESTIMATES

See Note 2 to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
4.1	Form of Horizon Warrant, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019
10.1

Amended and Restated Venture Loan and Security Agreement, dated March 13, 2019, by and between Catasys, Inc. and Horizon Technology Finance Corporation, incorporated by reference to Catasys, Inc.'s Form 8-K filed with the Securities and Exchange Commissions on March 14, 2019.

10.2

Amendment No. 1 dated March 13, 2019 to Loan and Security Agreement, dated June 14, 2018, by and between Catasys, Inc. and Corporate Finance, a division of Heritage Bank of Commerce, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.

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

CATASYS, INC.

Date: May 9, 2019	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2019	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)