Form 10-Q
period 2019-06-30
CATASYS, INC.
filed 2019-08-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number 001-31932

CATASYS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 Colorado Blvd., Suite 230, Santa Monica, CA 90404

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

As of August 14, 2019, there were 16,546,992 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Catasys,” “Catasys, Inc.” “we,” “us,” “our” or the “Company” mean Catasys, Inc., wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

CATASYS, INC

CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and restricted cash	$7,059	$3,162
Receivables, net	2,576	1,382
Unbilled receivables	1,055	-
Prepaid expenses and other current assets	724	942
Total current assets	11,414	5,486
Long-term assets:
Property and equipment, net of accumulated depreciation of $1,556 and $1,801, respectively	359	263
Restricted cash, long-term	408	408
Right-of-use assets	2,595	-
Debt issuance costs	1,284	-
Deposits and other assets	-	166
Total assets	$16,060	$6,323

Liabilities and stockholders' deficit
Current liabilities:
Current portion of long-term debt	$1,917	$-
Accounts payable	1,459	497
Accrued compensation and benefits	1,988	1,537
Deferred revenues	4,033	4,195
Current portion of obligations under operating leases	525	-
Other accrued liabilities	1,953	1,501
Total current liabilities	11,875	7,730
Long-term liabilities:
Long-term debt, net of discount of $365 and $478, respectively	$13,618	$7,472
Long-term lease liabilities	1,780	-
Warrant liabilities	842	86
Other long-term liabilities	100	-
Total liabilities	28,215	15,288

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,536,992 and 16,185,146 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	301,909	296,688
Accumulated deficit	(314,066)	(305,655)
Total stockholders' deficit	(12,155)	(8,965)
Total liabilities and stockholders' deficit	$16,060	$6,323

See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$7,681	$3,273	$14,492	$5,184
Cost of revenue	4,365	2,941	7,392	5,228
Gross profit (loss)	3,316	332	7,100	(44)

Operating expenses	8,223	4,477	14,522	8,348
Operating loss	(4,907)	(4,145)	(7,422)	(8,392)

Other income	8	-	14	40
Interest expense	(471)	(36)	(792)	(37)
Change in fair value of warrant liability	(120)	(19)	(211)	(29)
Net loss	$(5,490)	$(4,200)	$(8,411)	$(8,418)

Net loss per share, basic and diluted from operations:	$(0.34)	$(0.26)	$(0.51)	$(0.53)

Weighted-average shares used to compute basic and diluted net loss per share	16,315	15,913	16,398	15,906

 See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

(unaudited)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	-	-	86	-	86
Warrants issued for services	-	-	43	-	43
Warrant exercised for cash	212,461	-	1,028	-	1,028
Stock option exercised for cash	139,385	-	1,473	-	1,473
Stock compensation expense	-	-	2,591	-	2,591
Net loss	-	-	-	(8,411)	(8,411)
Balance at June 30, 2019	16,536,992	$2	$301,909	$(314,066)	(12,155)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2019	16,205,146	$2	$297,898	$(308,576)	$(10,676)
Warrants issued for services	-	-	43	-	43
Warrant exercised for cash	192,461	-	928	-	928
Stock option exercised for cash	139,385	-	1,473	-	1,473
Stock compensation expense	-	-	1,567	-	1,567
Net loss	-	-	-	(5,490)	(5,490)
Balance at June 30, 2019	16,536,992	$2	$301,909	$(314,066)	$(12,155)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	15,889,171	$2	$294,220	(293,324)	898
Adoption of accounting standard, ASC 606	-	-	-	1,881	1,881
Balance at January 1, 2018	15,889,171	$2	$294,220	(291,443)	2,779
Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Warrants issued in connection with A/R facility	-	-	63	-	63
Stock compensation expense	-	-	753	-	753
Net loss	-	-	-	(8,418)	(8,418)
Balance at June 30, 2018	15,913,171	$2	$295,234	(299,861)	(4,625)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at March 31, 2018	15,913,171	$2	$294,746	$(295,661)	$(913)
Warrants issued in connection with A/R facility	-	-	63	-	63
Stock compensation expense	-	-	425	-	425
Net loss	-	-	-	(4,200)	(4,200)
Balance at June 30, 2018	15,913,171	2	295,234	(299,861)	(4,625)

See notes to consolidated financial statements.

CATASYS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(8,411)	$(8,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72	170
Amortization of debt discount included in interest expense	146	10
Warrant issued for services	-	86
Warrants issued for investor relations	43	-
Loss on disposal of fixed assets	-	68
Deferred rent	(26)	(25)
Stock-based compensation expense	2,591	753
Amortization of debt issuance costs	112	-
Change in fair value of warrant liability	211	29
Shares issued for services	-	112
Changes in operating assets and liabilities:
Receivables	(1,194)	(629)
Unbilled receivables	(1,055)	-
Operating leases liability	525	-
Prepaids and other current assets	218	165
Deferred revenue	(162)	2,379
Accounts payable and other accrued liabilities	975	1,466
Net cash used in operating activities	$(5,955)	$(3,834)

Cash flows provided by financing activities
Proceeds from secured promissory note	$-	$5,000
Proceeds from revolving loan	7,500	-
Proceeds from A/R Facility	1,938	-
Repayment of A/R Facility	(1,938)	-
Debt issuance costs	(133)	(324)
Proceeds from warrant exercise	1,028	-
Proceeds from options exercise	1,473	-
Capital lease obligations	(16)	(18)
Net cash provided by financing activities	$9,852	$4,658

Net increase in cash and restricted cash	$3,897	$824

Cash and restricted cash at beginning of period	3,570	4,779
Cash and restricted cash at end of period	$7,467	$5,603

Supplemental disclosure of cash flow information:
Interest paid	$792	$37
Non cash financing and investing activities:
Warrant issued in connection with A/R Facility	$21	$63
Reclassification of warrant liability to equity upon amendment of the Loan Agreement	$86	$-
Warrants issued in connection with revolving loan	$610	$-
Property and equipment acquired through capital leases	$154	$-

See notes to consolidated financial statements.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.   Basis of Consolidation and Presentation

We are a AI and technology-enabled healthcare company whose mission is to help improve the health and save the lives of as many people as possible. Our PRETM (Predict-Recommend-Engage) platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who aren’t getting the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payers.

Our integrated, technology-enabled OnTrak solution, a critical component of the Catasys PRE platform, is designed to treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, COPD, and congestive heart failure, which result in high medical costs. We have an ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. OnTrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness.

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

As of June 30, 2019, cash and restricted cash was $7.5 million and we had a working capital deficit of approximately $461,000. We could continue to incur negative cash flows and operating losses for the next twelve months. Our average cash burn rate is approximately $1.0 million per month, for the six months ended June 30, 2019. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Our ability to fund ongoing operations is dependent on several factors. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, our funding is dependent upon the success of management’s plan to increase revenue and control expenses. We currently operate our OnTrak solutions in twenty-seven states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

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

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that we expect to generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. In the event we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we will seek additional financing.

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

The following table disaggregates our revenue by business line:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2019		2018		2019		2018
(in thousands)	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage	Revenue	Percentage
Commercial	$4,617	60%	$2,145	66%	$8,798	61%	$3,245	63%
Government	3,064	40%	1,128	34%	5,694	39%	1,939	37%
	$7,681	100%	$3,273	100%	$14,492	100%	$5,184	100%

Our customer contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. Our performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. Catasys recognizes revenue evenly over the service period using a time-based measure because we are providing a continuous service to our customers. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. Catasys uses an expected value method to estimate variable consideration for these minimum performance guarantees and price concessions. Additionally, Catasys has constrained revenue for expected price concessions for the three and six months ended June 30, 2019.

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

Concentration of Credit Risk

The following table is a summary of concentration of credit risk by customer revenues and accounts receivables:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2019	2018	2019	2018
Largest customer	27.0%	26.7%	26.5%	25.0%
2nd largest customer	25.2%	29.7%	25.8%	26.1%
3rd largest customer	17.9%	7.5%	17.1%	5.1%
4th largest customer	12.2%	10.8%	11.9%	15.2%
Remaining customers	17.7%	25.3%	18.7%	28.6%
	100.0%	100.0%	100.0%	100.0%

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Percentage of
Accounts Receivable	June 30, 2019	December 31, 2018
Largest customer	53.2%	41.6%
2nd largest customer	13.0%	24.9%
3rd largest customer	8.7%	12.8%
4th largest customer	7.6%	11.2%
Remaining customers	17.5%	9.5%
	100.0%	100.0%

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

Common equivalent shares, consisting of 5,604,451 and 4,571,912 shares for the six months ended June 30, 2019 and 2018, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

Common equivalent shares, that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	June 30, 2019	June 30, 2018
Warrants to purchase common stock	1,397,720	2,045,248
Options to purchase common stock	4,206,731	2,526,664
Total	5,604,451	4,571,912

Leases

Effective January 1, 2019, we account for leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or our incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, we elected to combine lease and non-lease components. We exclude short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. We are required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018 and is to be applied at the beginning of the earliest period presented using a modified retrospective approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. We adopted ASU 2016-02 on January 1, 2019 and recorded right-to-use assets and liabilities for all operating lease obligations with terms of 12 months or greater. Any prior period changes were immaterial and therefore no retrospective adjustments were recorded.

Note 3. Accounts Receivable

We use the specific identification method for recording the provision for doubtful accounts. There was no allowance for doubtful accounts as of June 30, 2019 and December 31, 2018.

Note 4. Property and Equipment

Property and equipment consisted of the following as of June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018
Office furniture and equipment	$1,915	$1,746
Leasehold improvement	-	318
Gross property and equipment	1,915	2,064
Less: Accumulated depreciation and amortization	(1,556)	(1,801)
Total property and equipment, net	$359	$263

Depreciation expense was $34,000 and $72,000 for the three and six months ended June 30, 2019, respectively compared with approximately $85,000 and $170,000 for the same periods in 2018, respectively.

Note 5. Common Stock

In January 2019, there was an exercise of 20,000 warrants at an exercise price of $5.00 per share. We received approximately $100,000 of proceeds and issued 20,000 shares of our common stock.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In April 2019, there was an exercise of 9,479 stock options at an exercise price of $7.50 per share. We received approximately $71,000 of proceeds and issued 9,479 shares of our common stock.

In May 2019, there was an exercise of 172,461 warrants at an exercise price of $4.80 per share. We received approximately $828,000 of proceeds and issued 172,461 shares of our common stock.

In May 2019, there was an exercise of 129,906 stock options at a weighted average exercise price of $10.79 per share. We received approximately $1.4 million of proceeds and issued 129,906 shares of our common stock.

In June 2019, there was an exercise of 20,000 warrants at an exercise price of $5.00 per share. We received approximately $100,000 of proceeds and issued 20,000 shares of our common stock.

Note 6. Stock Compensation

Our 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of our common stock and an additional 243,853 shares of our common stock that are represented by awards granted under our 2010 Stock Incentive Plan (the “2010 Plan”). In August 2018, at our Annual Stockholders Meeting, stockholders approved an amendment to the 2017 Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). In February 2019, we increased the number of shares in the 2017 Plan by 552,884 shares as allowed in the 2017 Plan for annual increases to the number of shares available under the 2017 Plan. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Amended Plan. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of June 30, 2019, we had 4,156,731 vested and unvested stock options outstanding issued to Employees and Directors and 50,000 vested and unvested stock options outstanding issued to Non-Employees. There are 183,955 shares reserved for future awards.

Stock compensation expense attributable to operations was $1.6 million and $2.6 million for the three and six months ended June 30, 2019, respectively, compared with approximately $425,000 and $753,000 for the same periods in 2018, respectively.

Stock Options - Employees and Directors

A summary of stock option activity for employees and directors is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	3,761,259	$9.44
Granted	620,378	10.54
Forfeited	(35,521)	7.50
Exercised	(139,385)	10.57
Outstanding as of June 30, 2019	4,206,731	$9.58
Options vested and expected to vest as of June 30, 2019	4,206,731	$9.58
Options vested and exercisable as of June 30, 2019	935,077	$14.59

As of June 30, 2019, there was $9.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees and directors under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.89 years.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Stock Options and Warrants - Non-Employees

A summary of warrants activity for non-employees is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2018	1,608,996	$4.71
Issued	55,352	11.88
Expired	(54,167)	12.46
Exercised	(212,461)	4.84
Outstanding as of June 30, 2019	1,397,720	$4.68
Warrants exercisable as of June 30, 2019	1,397,720	$4.68

There were none and 50,000 options issued to non-employees at a weighted average exercise price of $9.93 for the three and six months ended June 30, 2019, respectively, compared with none for the same periods in 2018.

There were 4,167 warrants issued in exchange for services for the three and six months ended June 30, 2019, respectively, compared with none and 24,000 for the same periods in 2018. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods.

As of June 30, 2019, there was approximately $286,000 of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.58 years

Note 7. Leases

The operating lease agreement for our Los Angeles, CA office space expired in April 2019, therefore there are no remaining operating lease right-of-use assets or liabilities associated with this office as of June 30, 2019.

In September 2018, we signed an operating lease for our new corporate headquarters in Santa Monica, CA (“Santa Monica Headquarters”). The lease agreement includes 7,869 square feet for 60 months commencing in July 2019, which is 30 days following date the premises were ready for occupancy. The base rent is approximately $48,000 subject to annual adjustments.

Our lease liability resulted from the lease of our Santa Monica Headquarters which expires in 2024. This lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. Our lease includes renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liability and right-of-use asset as we are not reasonably certain to exercise the options. Variable expenses generally represent our share of the landlord’s operating expenses. We do not act as a lessor or have any leases classified as financing leases.

As of June 30, 2019, we have an operating lease liability of approximately $2.3 million and right-of-use asset of approximately $2.6 million, which are included in the consolidated balance sheet.

Quantitative information for the operating lease is as follows:

	For the Three Months Ended	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating lease expense	$93	$167
Short-term lease rent expense	14	17
Total rent expense	$107	$184

	For the Three Months Ended	For the Six Months Ended
(In thousands)	June 30, 2019	June 30, 2019
Operating cash flows from operating leases	$63	$163

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2019
Weighted-average remaining lease term – operating leases (years)	4.9
Weighted-average discount rate – operating leases	10.15%

Maturities of the operating lease liabilities are as follows:

(In thousands)	Amount
Remaining six months ended December 31, 2019	$301
Year ended December 31, 2020	583
Year ended December 31, 2021	604
Year ended December 31, 2022	624
Year ended December 31, 2023	646
Year ended December 31, 2024	273
Total	3,031
Less present value discount	(726)
Operating lease liabilities	$2,305

We incurred rent expense of approximately $107,000 and $184,000 for the three and six months ended June 30, 2019, respectively compared with approximately $75,000 and $149,000 for the same periods in 2018, respectively.

Note 8. Debt

In June 2018, we entered into a venture loan and security agreement (the “Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”), which provides for up to $7.5 million in loans to Catasys, including initial loans in the amount of $5.0 million funded upon signing of the Loan Agreement. An additional $2.5 million loan was subject to our achievement of billings of not less than $5.0 million during any three consecutive month period on or prior to November 30, 2018. In August 2018, we incurred the additional $2.5 million loan as a result of our achievement of the trailing three-month billings exceeding $5.0 million on or prior to November 30, 2018. In addition, in June 2018, we entered into a loan and security agreement (the “A/R Facility”) in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). The A/R Facility provides for Catasys to borrow up to 85% of our eligible accounts receivable, as defined in the A/R Facility. In February 2019, we borrowed approximately $1.9 million on the A/R Facility during the month. None of the A/R Facility is outstanding as of June 30, 2019.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”). An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. We have met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement.

Repayment of the Revolving Loan is on an interest-only basis through September 30, 2020, followed by monthly payments of principal and accrued interest until maturity on the date which is the earliest of: (a) September 30, 2022, (b) the date of acceleration of such loan, following an event of default (c) or the date of prepayment. Until we receive cash proceeds of $10.0 million from the sale of our equity securities, we are required to maintain reserve cash on deposit for Horizon in an amount equal to our net operating loss for the trailing three-month calendar period, plus all amounts required to repaid in respect of all outstanding indebtedness for the following three months, plus $4.0 million. From and after the receipt of $10.0 million in cash proceeds from the sale of our equity securities, we are required to maintain reserve cash on deposit for Horizon in an amount equal to the net operating loss of our trailing three-month calendar period, plus all amounts required to repaid in respect of all outstanding indebtedness for the following three months.

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

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

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

A summary of our debt activity is as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Debt
Loans payable:
Horizon term loan	$7,950	$7,950
Horizon revolving loan	7,500	-
Horizon debt discount	(365)	(478)
Horizon revolving final payment	450	-
Total debt	$15,535	$7,472

Current portion of long-term debt	$1,917	$-
Long term debt	$13,618	$7,472

During the three and six months ended June 30, 2019 we incurred debt related interest expense of approximately $471,000 and $792,000 respectively compared with $36,000 and $37,000 for the same periods in 2018, respectively. Interest expense for the three and six months ended June 30, 2019 included amortization of debt discount of approximately $33,000 and $65,000 related to the A/R Facility and amortization of debt discount of $70,000 and $81,000 related to the Horizon Loan Agreement.

Catasys is in compliance with all debt covenants as of June 30, 2019.

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

The following tables summarize fair value measurements by level as of June 30, 2019 and December 31, 2018, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance as of June 30, 2019
(in thousands)	Level I	Level II	Level III	Total
Certificates of deposits (1)	$408	$-	$-	$408
Total assets	$408	$-	$-	$408
Warrant liabilities	-	$-	$842	$842
Total liabilities	-	$-	$842	$842

(1)	$408,000 is included in restricted cash, long-term on our balance sheet as of June 30, 2019.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	Balance as of December 31, 2018
(in thousands)	Level I	Level II	Level III	Total
Letter of credit (2)	$479	$-	$-	$479
Total assets	$479	$-	$-	$479
Warrant liabilities	-	$-	$86	$86
Total liabilities	-	$-	$86	$86

(2)	$71,000 is included in cash and restricted cash and $408,000 is included in restricted cash, long term on our balance sheet as of December 31, 2018.

The following is a rollforward of our warrant liabilities:

Level III
Warrant
(in thousands)	Liabilities
Balance as of December 31, 2018	$86
Issuance of new warrant liability	631
Change in fair value of warrant liability	211
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	(86)
Balance as of June 30, 2019	$842

For the three and six months ended June 30, 2019, we recognized a loss of $120,000 and $211,000, respectively compared with approximately $19,000 and $29,000 for the same periods in 2018, respectively, related to the revaluation of our warrant liabilities.

In March 2019, in connection with our entry into the Amended Loan Agreement, we issued Horizon 40,279 seven-year warrants to purchase an aggregate of $600,000 (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In May 2019, we met the $7.0 million Billing Requirement under the Amended Loan Agreement and incurred an additional $2.5 million revolving loan. In connection with the additional revolving loan, we issued Horizon 5,561 seven-year warrants to purchase an aggregate of $100,000 (depending on the level of availability under the Loan Agreement) at the trailing VWAP of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $17.98 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In June 2019, we met the $8.0 million Billing Requirement under the Amended Loan Agreement and incurred the final $2.5 million revolving loan. In connection with the additional revolving loan, we issued Horizon 5,345 seven-year warrants to purchase an aggregate of $100,000 (depending on the level of availability under the Loan Agreement) at the trailing VWAP of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $18.71 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date (the “Horizon Warrants”).

In no event will we be required to issue more than 19.9% of its currently outstanding common stock pursuant to the Horizon Warrants.

We adopted ASU 2017-11, as of January 1, 2019. However, given the number of variable features, the Horizon Warrants have been classified as a liability at the time of issuance in accordance with ASC 815. We initially valued the Horizon Warrants using a Monte Carlo model and recorded the fair value of the Horizon Warrants as a discount to the debt obligation. As of June 30, 2019, we have met all Billing Requirements under the Amended Loan Agreement and we will continue to mark-to-market the warrants each month using the Black-Scholes model.

CATASYS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The key assumptions used to value the Horizon Warrants are as follows:

	June 30, 2019
Expected price volatility	98.0%	-	100.2%
Expected term (in years)	6.7	-	7.0
Risk-free interest rate	1.7%	-	2.3%
Dividend yield		0.0%

Note 10. Variable Interest Entities

The amounts and classification of assets and liabilities of the variable interest entities included in our consolidated balance sheets are as follows:

	June 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$418	$45
Accounts receivable	324	94
Prepaid and other current assets	9	29
Total assets	$751	$168
Accounts payable	$8	$7
Accrued liabilities	40	14
Intercompany payable	710	147
Total liabilities	$758	$168

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

OVERVIEW

General

We are a AI and technology-enabled healthcare company whose mission is to help improve the health and save the lives of as many people as possible. Our PRETM (Predict-Recommend-Engage) platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who aren’t getting the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payers.

Our integrated, technology-enabled OnTrak solution, a critical component of the PRE platform, is designed to treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, COPD, and congestive heart failure, which result in high medical costs. We have an ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. OnTrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness.

We are contracted to make OnTrak available to members of leading national and regional health plans in 27 states: Alabama, California, Connecticut, Delaware, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Mississippi, Missouri, Nebraska, New Jersey, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia, West Virginia and Wisconsin.

Recent Developments

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”).  An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. We have met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement.

In March 2019, in connection with our entry into the Amended Loan Agreement, we issued Horizon 40,279 seven-year warrants to purchase an aggregate of $600,000 (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In May 2019, we met the $7.0 million Billing Requirement under the Amended Loan Agreement and incurred an additional $2.5 million revolving loan. In connection with the additional revolving loan, we issued Horizon 5,561 seven-year warrants to purchase an aggregate of $100,000 (depending on the level of availability under the Loan Agreement) at the trailing VWAP of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $17.98 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In June 2019, we met the $8.0 million Billing Requirement under the Amended Loan Agreement and incurred the final $2.5 million revolving loan. In connection with the additional revolving loan, we issued Horizon 5,345 seven-year warrants to purchase an aggregate of $100,000 (depending on the level of availability under the Loan Agreement) at the trailing VWAP of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $18.71 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date (the “Horizon Warrants”).

RESULTS OF OPERATIONS

The table below and the discussion that follows summarize our results of consolidated operations:

(in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$7,681	$3,273	$14,492	$5,184
Cost of revenue	4,365	2,941	7,392	5,228
Gross profit (loss)	3,316	332	7,100	(44)

Operating expenses	8,223	4,477	14,522	8,348
Operating loss	(4,907)	(4,145)	(7,422)	(8,392)

Other income	8	-	14	40
Interest expense	(471)	(36)	(792)	(37)
Change in fair value of warrant liability	(120)	(19)	(211)	(29)
Net loss	$(5,490)	$(4,200)	$(8,411)	$(8,418)

Revenues

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$7,681	$3,273	$4,408	135%	$14,492	$5,184	$9,308	180%

The increase in revenue for the three months ended June 30, 2019 was substantially driven by customer launches and enrollment increases which contributed $3.8 million of the increase in total revenue year over year. The remaining increase was primarily due to $0.6 million of unbilled receivables resulting from estimated variable consideration included in the transaction price.

The increase in revenue for the six months ended June 30, 2019 was substantially driven by customer launches and enrollment increases which contributed $7.8 million of the increase in total revenue year over year. The remaining increase was primarily due to $1.5 million of unbilled receivables resulting from estimated variable consideration included in the transaction price.

Cost of Revenue

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Cost of Revenue	$4,365	$2,941	$1,424	48%	$7,392	$5,228	$2,164	41%

The increase in cost of revenue for the three months ended June 30, 2019 was substantially driven by an increase of $1.1 million in employee compensation-related costs driven by headcount growth related to our care coaches, outreach specialists, community care coordinators and other staff. Additionally, the healthcare provider claims payments to our network of physicians and psychologists and fees charged by our third-party administrators for processing these claims increased by $0.2 million.

The increase in cost of revenue for the six months ended June 30, 2019 was substantially driven by an increase of $1.6 million in employee compensation-related costs driven by headcount growth related to our care coaches, outreach specialists, community care coordinators and other staff. Additionally, the healthcare provider claims payments to our network of physicians and psychologists and fees charged by our third-party administrators for processing these claims increased by $0.4 million.

All of these cost increases are driven by an increasing customer and member base. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak. The costs for such staff are included in cost of healthcare services during training and ramp-up periods.

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Operating Expenses	$8,223	$4,477	3,746	84%	$14,522	$8,348	$6,174	74%

The increase in operating expenses for the three months ended June 30, 2019 was substantially driven by an increase of $3.1 million in employee compensation-related costs driven by headcount growth related to our investments in data science, software development, information technology, operations and other staff. Additionally, software licenses and equipment costs increased by $0.5 million.

The increase in operating expenses for the three months ended June 30, 2019 was substantially driven by an increase of $4.8 million in employee compensation-related costs driven by headcount growth related to our investments in data science, software development, information technology, sales, operations and other staff. Additionally, software licenses and equipment costs increased by $0.9 million.

We expect our operating expenses to increase for the foreseeable future as we continue to grow our business but decrease as a percentage of our total revenue over the next several years.

Interest Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Interest expense	$471	$36	$435	1208%	$792	$37	$755	2041	%

The increase in interest expense for the three months ended June 30, 2019 reflects incurring the additional two revolving tranches in May 2019 and June 2019.

The increase in interest expense for the six months ended June 30, 2019 reflects entering into the Amended Loan Agreement with Horizon in March 2019 and incurring the additional two revolving tranches in May 2019 and June 2019.

Amortization of debt discount associated with such loan is included in this increase.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our cash flow activity for the periods set forth below:

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(5,955)	$(3,834)
Net cash provided by financing activities	$9,852	$4,658
Net increase in cash and restricted cash	$3,897	$824

Cash and restricted cash was $7.5 million as of June 30, 2019. As of August 12, 2019, we had a balance of approximately $5.1 million cash on hand. We had working capital deficit of approximately $461,000 as of June 30, 2019. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months.  Our average cash burn rate is approximately $1.0 million per month, for the six months ended June 30, 2019. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

In March 2019, we entered into an amended and restated venture loan and security agreement (as so amended and restated, the “Amended Loan Agreement”) with Horizon, which provides for up to $15.0 million in loans to us, including initial term loans in the amount of $7.5 million previously funded under the original Loan Agreement entered into in June 2018 and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to our achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”).  An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019.  We concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. We have met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty-seven states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated fees from our launched programs and expect to increase enrollment and fees throughout 2019.

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

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that we expect to generate positive cash flow by the end of 2019. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. In the event we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we will seek additional financing.

Operating Activities

For the six months ended June 30, 2019, cash used in operating activities was $6.0 million. The negative cash flows resulted primarily from our net loss of $8.4 million and unbilled receivables of $1.1 million, partially offset by stock-based compensation of $2.6 million. Working capital uses of cash included an increase in accounts receivable of $1.2 million, primarily as a result of the timing of billings and collections.

The increase in cash used in operating activities for the six months ended June 30, 2019 compared to the prior year period was primarily the result of our continued plans to invest in technology and additional headcount needed to support anticipated growth.

Investing Activities

There were no capitalized expenditures for the six months ended June 30, 2019 and June 30, 2018.

Financing Activities

Our net cash provided by financing activities was $9.9 million for the six months ended June 30, 2019, compared with net cash provided by financing activities of $4.7 million for the six months ended June 30, 2018. Cash provided by financing activities for the six months ended June 30, 2019 consisted primarily of gross proceeds from the issuance of debt in the amount of $7.5 million, proceeds from options exercise in the amount of $1.5 million, and proceeds from warrant exercise of $1.0 million.

As a result of the above our cash and restricted cash balance as of June 30, 2019 is $7.5 million.

As discussed above, we currently expend cash at a rate of approximately $1.0 million per month, for the six months ended June 30, 2019. We also anticipate cash inflow to increase during 2019 as we continue to service our executed contracts and sign new contracts. We expect our current cash resources to cover our operations through at least the next twelve months; however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

CRITICAL ACCOUNTING ESTIMATES

See Note 2 to the Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities to report which were sold or issued by Catasys without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

CATASYS, INC.

Date: August 14, 2019	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)