Form 10-Q
period 2019-09-30
CATASYS, INC.
filed 2019-11-14
CIK 1136174

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission File Number 001-31932

_______________________

CATASYS, INC.

(Exact name of registrant as specified in its charter)

_______________________

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2120 Colorado Ave., Suite 230, Santa Monica, CA 90404

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

As of November 13, 2019, there were 16,585,199 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Catasys,” “Catasys, Inc.” “we,” “us,” “our” or the “Company” mean Catasys, Inc., wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CATASYS, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and restricted cash	$15,900	$3,162
Receivables, net	2,272	1,382
Unbilled receivables	2,090	-
Prepaid expenses and other current assets	791	1,108
Total current assets	21,053	5,652
Long-term assets:
Property and equipment, net	175	263
Restricted cash, long-term	408	408
Right-of-use assets	2,814	-
Total assets	$24,450	$6,323

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,111	$497
Accrued compensation and benefits	1,784	1,537
Deferred revenue	3,708	4,195
Current portion of lease liabilities	359	-
Other accrued liabilities	2,551	1,501
Total current liabilities	9,513	7,730
Long-term liabilities:
Long-term debt, net	29,868	7,472
Long-term lease liabilities	2,120	-
Warrant liabilities	670	86
Total liabilities	42,171	15,288

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,585,199 and 16,185,146 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	304,906	296,688
Accumulated deficit	(322,629)	(305,655)
Total stockholders' deficit	(17,721)	(8,965)
Total liabilities and stockholders' deficit	$24,450	$6,323

See notes to condensed consolidated financial statements.

CATASYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$8,845	$4,369	$23,337	$9,553
Cost of revenue	6,119	3,237	13,511	8,465
Gross profit	2,726	1,132	9,826	1,088

Operating expenses	8,322	5,179	22,844	13,527
Operating loss	(5,596)	(4,047)	(13,018)	(12,439)

Other income / (expense)	(2,550)	-	(2,536)	40
Interest expense	(590)	(241)	(1,382)	(278)
Change in fair value of warrant liability	173	(65)	(38)	(94)
Net loss	$(8,563)	$(4,353)	$(16,974)	$(12,771)

Net loss per share, basic and diluted from operations:	$(0.52)	$(0.27)	$(1.04)	$(0.80)

Weighted-average shares used to compute basic and diluted net loss per share	16,562	15,917	16,360	15,909

 See notes to condensed consolidated financial statements.

CATASYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(in thousands, except share and per share data)

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	-	-	86	-	86
Warrants issued for services	-	-	43	-	43
Warrants issued in connection with 2024 notes	-	-	2,354	-	2,354
Warrant exercised for cash	232,461	-	1,128	-	1,128
Stock option exercised for cash	164,385	-	1,660	-	1,660
Stock compensation expense	3,207	-	2,947	-	2,947
Net loss	-	-	-	(16,974)	(16,974)
Balance at September 30, 2019	16,585,199	$2	$304,906	$(322,629)	$(17,721)

			Additional
	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2019	16,536,992	$2	$301,909	$(314,066)	$(12,155)
Warrants issued in connection with 2024 notes	-	-	2,354	-	2,354
Warrant exercised for cash	20,000	-	100	-	100
Stock option exercised for cash	25,000	-	187	-	187
Stock compensation expense	3,207	-	356	-	356
Net loss	-	-	-	(8,563)	(8,563)
Balance at September 30, 2019	16,585,199	$2	$304,906	$(322,629)	$(17,721)

			Additional
	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard, ASC 606	-	-	-	1,881	1,881
Balance at January 1, 2018	15,889,171	$2	$294,220	$(291,443)	$2,779
Common stock issued for outside services	24,000	-	112	-	112
Warrants issued for services	-	-	86	-	86
Warrants issued in connection with A/R facility	-	-	64	-	64
Warrant exercised for cash	174,015	-	-	-
Stock compensation expense	-	-	2,024	-	2,024
Net loss	-	-	-	(12,771)	(12,771)
Balance at September 30, 2018	16,087,186	$2	$296,506	$(304,214)	$(7,706)

			Additional
	Common Stock		Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at June 30, 2018	15,913,171	$2	$295,234	$(299,861)	$(4,625)
Stock compensation expense	-	-	1,272	-	1,272
Warrant exercised for cash	174,015	-	-	-	-
Net loss	-	-	-	(4,353)	(4,353)
Balance at September 30, 2018	16,087,186	$2	$296,506	$(304,214)	$(7,706)

See notes to condensed consolidated financial statements.

CATASYS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash flows used in operating activities
Net loss	$(16,974)	$(12,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,947	2,024
Write off of debt issuance costs	1,505	-
Depreciation	108	229
Amortization	449	95
Warrants issued for services	43	86
Change in fair value of warrants	38	94
Common stock issued for consulting services	-	112
Loss on disposal of fixed assets	-	69
Deferred rent	(26)	(67)
Changes in operating assets and liabilities:
Accounts payable	614	539
Leases liabilities	575	-
Other accrued liabilities	1,164	410
Prepaids and other current assets	149	3
Deferred revenue	(487)	3,994
Receivables	(890)	(1,880)
Unbilled receivables	(2,090)	-
Net cash used in operating activities	(12,875)	(7,063)

Cash flows provided by financing activities
Proceeds from secured promissory note	-	7,500
Proceeds from revolving loan	7,500	-
Repayment of revolving loan	(15,000)	-
Proceeds from A/R facility	1,938	-
Repayment of A/R facility	(1,938)	-
Proceeds from GS loan	35,025	-
Debt issuance costs	(2,813)	(336)
Debt termination related fees	(1,956)	-
Proceeds from warrant exercise	1,128	-
Proceeds from options exercise	1,660	-
Capital lease obligations	69	(25)
Net cash provided by financing activities	25,613	7,139

Net increase in cash and restricted cash	12,738	76

Cash and restricted cash at beginning of period	3,570	4,779
Cash and restricted cash at end of period	$16,308	$4,855

Supplemental disclosure of cash flow information:
Right of use asset obtained in exchange for lease obligation	$2,574	$-
Interest paid	967	-
Non cash financing and investing activities:
Warrant issued in connection with A/R facility	$-	$64
Warrant issued in connection with GS facility	2,354	-
Reclassification of warrant liability to equity upon amendment of the loan agreement	86	-
Warrants issued in connection with revolving loan	-	-
Property and equipment acquired through capital leases	250	-

See notes to condensed consolidated financial statements.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Organization

Company Overview

Catasys, Inc. (“Catasys” or the “Company”) is a leading Artificial Intelligence (“AI”) and technology-enabled healthcare company whose mission is to help improve the health and save the lives of as many people as possible. The Company’s platform, Catasys PRETM (Predict-Recommend-Engage), organizes and automates healthcare data integration and analytics through application of machine intelligence to deliver analytic insights. The PRE Platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payers.

The Company’s integrated, technology-enabled OnTrak solution, a critical component of the Catasys PRE platform, is designed to identify and treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. The Company has the ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. OnTrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include Catasys, Inc. and its wholly-owned subsidiaries and variable interest entities. All intercompany balances and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements for Catasys, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the annual condensed consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2018, from which the balance sheet, as of December 31, 2018, has been derived. The Company operates as one segment. Certain prior period amounts reported in condensed consolidated financial statements and notes have been reclassified to conform to current period presentation.

As of September 30, 2019, cash and restricted cash was $16.3 million and working capital was approximately $11.5 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months, with an average monthly cash burn rate is approximately $1.5 million for the nine months ended September 30, 2019. The Company expects the current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

The Company’s ability to fund ongoing operations is dependent on several factors. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, the Company’s funding is dependent upon the success of management’s plan to increase revenue and control expenses. The Company currently operates its OnTrak solutions in twenty-seven states. The Company provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. The Company generates fees from its launched programs and expect to increase enrollment and fees in the near future.

Management’s Plans

Historically, the Company has experienced net losses, net loss from operations, negative cash flow from operating activities as the Company continues through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if the Company unable to continue as a going concern. The Company has alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding its OnTrak program within existing health plan customers. To support this increased demand for services, the Company has secured additional capital by entering into a note agreement for $45 million to invest in additional headcount and related infrastructure costs needed to support the anticipated growth. The Company has a growing customer base and believe it is able to fully scale operations to service the contracts and future enrollment providing leverage in these investments and expect to generate positive cash flow in the near future.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right-of-use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elected to combine lease and non-lease components. The Company also elected to exclude short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which supersedes ASC 505-50 and expands the scope of ASC 718 to include all share-based payments arrangements related to the acquisition of goods and services from both employees and nonemployees. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, but no earlier than a company's adoption date of ASC 606. The adoption of this ASU 2018-07 on January 1, 2019 did not have a material impact on its financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). The amendments in this update are intended to simplify the accounting for certain equity linked financial instruments and embedded features with down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under the new guidance, a down round feature will no longer need to be considered when determining whether certain financial instruments or embedded features should be classified as liabilities or equity instruments. That is, a down round feature will no longer preclude equity classification when assessing whether an instrument or embedded feature is indexed to an entity's own stock. In addition, the amendments clarify existing disclosure requirements for equity-classified instruments. These amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The adoption of this ASU 2017-11 on January 1, 2019 did not have a material impact on its financial statements.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the financial position or results of operations upon adoption.

In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact that adopting this new accounting guidance will have on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). The amendment revises the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in more timely recognition of losses on financial instruments, including, but not limited to, available for sale debt securities and accounts receivable. The Company is required to adopt this standard starting in the first quarter of fiscal year 2021. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Note 2. Accounts Receivable

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no allowance for doubtful accounts as of September 30, 2019 and December 31, 2018.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following table is a summary of concentration of credit risk by customer revenues and accounts receivables:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2019	2018	2019	2018
Largest customer	45.6%	26.5%	33.6%	25.7%
2nd largest customer	15.2%	20.2%	20.1%	23.4%
3rd largest customer	14.4%	17.0%	16.3%	14.9%
4th largest customer	10.0%	13.3%	12.8%	11.1%
Remaining customers	14.8%	23.0%	17.2%	24.9%
	100.0%	100.0%	100.0%	100.0%

Percentage of
Accounts Receivable	September 30, 2019	December 31, 2018
Largest customer	54.3%	31.4%
2nd largest customer	10.1%	26.4%
3rd largest customer	8.8%	16.1%
4th largest customer	7.5%	14.1%
Remaining customers	19.3%	12.0%
	100.0%	100.0%

Note 3. Common Stock

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

Common equivalent shares, consisting of 5,869,312 and 3,641,785 shares as of September 30, 2019 and 2018, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive.

	September 30, 2019	September 30, 2018
Warrants to purchase common stock	1,550,975	1,795,246
Options to purchase common stock	4,318,337	1,846,539
Total	5,869,312	3,641,785

Warrant Exercises

The Company had the following exercises of warrants for the nine months ended September 30, 2019:

Exercise Date	Exercise Price	Number of Warrants Exercised	Proceeds Received	Number of Common Shares Issued
January 19	$5.00	20,000	$100,000	20,000
May 19	$4.80	172,461	$827,813	172,461
June 19	$5.00	20,000	$100,000	20,000
August 19	$5.00	20,000	$100,000	20,000

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Option Exercises

The Company had the following exercises of options for the nine months ended September 30, 2019:

Exercise Date	Exercise Price	Number of Options Exercised	Proceeds Received	Number of Common Shares Issued
April 19	$7.50	9,479	$71,093	9,479
May 19	$10.79	129,906	$1,401,801	129,906
August 19	$7.50	25,000	$187,500	25,000

Note 4. Stock Based Awards

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”), provides for the issuance of up to 2,333,334 shares of common stock and an additional 243,853 shares of common stock that are represented by awards granted under the 2010 Stock Incentive Plan (the “2010 Plan”). In August 2018, at the Company’s Annual Stockholders Meeting, stockholders approved an amendment to the 2017 Plan, among other things, to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). In February 2019, the Company increased the number of shares in the 2017 Plan by 552,884 shares as allowed in the 2017 Plan for annual increases to the number of shares available under the 2017 Plan. Incentive stock options (ISOs) under Section 422A of the Internal Revenue Code and non-qualified options (NSOs) are authorized under the 2017 Amended Plan. The Company has granted stock options to executive officers, employees, members of the Company’s board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of September 30, 2019, the Company had 4,268,337 vested and unvested stock options issued to Employees and Directors and 50,000 vested and unvested stock options outstanding issued to Non-Employees. There are 47,349 shares reserved for future awards.

Stock compensation expense for employees and directors was $0.4 and $2.9 million for the three and nine months ended September 30, 2019, respectively, compared with approximately $1.3 million and $2.0 million for the same periods in 2018, respectively.

Stock Options - Employees and Directors

A summary of stock option activity for employees and directors is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2018	3,761,259	$9.44
Granted	740,929	12.59
Forfeited	(69,466)	7.50
Exercised	(164,385)	10.10
Outstanding as of September 30, 2019	4,268,337	$10.02
Options vested and expected to vest as of September 30, 2019	4,268,337	$10.02
Options vested and exercisable as of September 30, 2019	875,024	$15.39

As of September 30, 2019, there was $10.7 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees and directors under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Performance-Based and Market-Based Awards

The Company’s Compensation Committee designed a compensation structure to align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based and market-based stock options. The performance-based options vest upon the Company meeting certain revenue targets and the total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The market-based options vest upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized is based on a monte carlo simulation that factors in the probability of the award vesting. The following table summarizes the Company’s issuance of awards under this structure:

Grant Date	Performance Measures	Vesting Term	Performance Period	# of Shares	Exercise Price
December 2017	Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.	Fully vest on January 1, 2023	January 1, 2023	642,307	$7.50
August 2018	Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.	Fully vest on January 1, 2023	January 1, 2023	397,693	$7.50
April 2018	The Options will be divided into five equal tranches and Performance Targets to be established by Board of Directors for each tranche at the beginning of the fiscal year	1/5 of each Tranche vest annually on December 31 of each calendar year, beginning on December 31, 2018	Fiscal Years 2018, 2019, 2020, 2021 and 2022	642,307	$7.50
August 2018	The Options will be divided into five equal tranches and Performance Targets to be established by Board of Directors for each tranche at the beginning of the fiscal year	1/5 of each Tranche vest annually on December 31 of each calendar year, beginning on December 31, 2018	Fiscal Years 2018, 2019, 2020, 2021 and 2022	397,693	$7.50

During the current quarter, the Company determined that it is not probable to achieve its internal performance targets for the tranche issued for the fiscal year 2019, resulting the reversal of the compensation expense recognized previously for the shares that are not expected to vest. As a result, the Company recognized a reversal of compensation expense related to these performance based awards of ($1.1) million for the three months ended September 30, 2019. The reversal in the three months ended September 30, 2019 resulted in no compensation expense for the nine months ended September 30, 2019.

Stock Options and Warrants - Non-Employees

A summary of warrants activity for non-employees is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2018	1,608,996	$4.71
Issued	228,607	16.00
Expired	(54,167)	12.46
Exercised	(232,461)	4.85
Outstanding as of September 30, 2019	1,550,975	$6.08
Warrants exercisable as of September 30, 2019	1,550,975	$6.08

There were no warrants issued for the three months ended September 30, 2019 and 4,167 warrants issued in exchange for services for the nine months ended September 30, 2019, compared with none for the three months ended and 24,000 for the nine months ended in 2018. Generally, the costs associated with shares issued for services are amortized to the related expense on a straight-line basis over the related service periods. During the three months ended March 31, 2019 and June 30, 2019, the Company issued Horizon warrants to purchase 51,185 shares of common stock (see Note 7) in connection with the Amended Loan Agreement. On September 24, 2019, the Company issued to Goldman Sachs Special Situations Investing Group II, LLC a warrant (the “Lender Warrant”) to purchase 173,255 shares of common stock at a purchase price of $25,000 in a private placement in connection with the issuance of its 2024 Notes (see Note 6) with an exercise price equal to $17.32 and a termination date of September 24, 2026.

There were not any options issued to non-employees in the three months ended September 30, 2019. There were 50,000 options issued to non-employees at a weighted average exercise price of $9.93 for the nine months ended September 30, 2019 compared with none for the same periods in 2018.

As of September 30, 2019, there was approximately $0.3 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

Note 5. Leases

The operating lease agreement for the Company’s Los Angeles, CA office space expired in April 2019, therefore there are no remaining operating lease right-of-use assets or liabilities associated with this office as of September 30, 2019.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In September 2018, the Company signed an operating lease for the new corporate headquarters in Santa Monica, CA (“Santa Monica Headquarters”). The lease agreement includes 7,869 square feet for 60 months commencing in July 2019, which is 30 days following date the premises were ready for occupancy. The base annual rent is approximately $0.6 million subject to annual adjustments.

The Company’s lease liability resulted from the lease of the Santa Monica Headquarters which expires in 2024. This lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The lease includes renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases.

As of September 30, 2019, the Company has an operating lease liability of approximately $2.3 million and right-of-use asset of approximately $2.5 million, which are included in the condensed consolidated balance sheets.

Quantitative information for the operating lease is as follows:

	For the Three Months Ended	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating lease expense	$110	$277
Short-term lease rent expense	19	36
Total rent expense	$129	$313

	For the Three Months Ended	For the Nine Months Ended
(In thousands)	September 30, 2019	September 30, 2019
Operating cash flows from operating leases	$75	$238

	September 30, 2019	September 30, 2019
Weighted-average remaining lease term – operating leases (years)	4.7	4.7
Weighted-average discount rate – operating leases	10.15%	10.15%

Maturities of the operating lease liabilities are as follows:

(In thousands)	Amount
Remaining three months ended December 31, 2019	$143
Year ended December 31, 2020	581
Year ended December 31, 2021	603
Year ended December 31, 2022	623
Year ended December 31, 2023	644
Year ended December 31, 2024	328
Total	2,922
Less present value discount	(627)
Operating lease liabilities	$2,295

The Company incurred rent expense of approximately $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, compared to approximately $0.1 million and $0.2 million for the same periods in 2018, respectively.

The Company entered into financing agreements for computer equipment for $0.3 million.  Interest is expensed straight line over three years.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 6. Debt

2024 Notes

In September 2019, the Company issued $45 million principal amount of notes (the “2024 Notes”) pursuant to a Note Agreement dated September 24, 2019 (the “Note Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”). Under the Note Agreement, the Company initially issued $35.0 million aggregate principal amount of senior secured notes, which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes as to which current interest has been capitalized during the period ending September 24, 2020. The Company has elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple.

The Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes. Any prepayment of the 2024 Notes or reduction of the purchase commitments made on or prior to the second anniversary of the Closing Date must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the Closing Date must be accompanied by a prepayment premium.

In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards. The fair value of the debt component was estimated using an interest rate for debt with terms similar to the Notes. The carrying amount of the equity component was calculated by measuring the fair value based on Black-Scholes model. The gross proceeds from the transaction was allocated between debt and equity based on the proportionate value. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.

The Company is in compliance with all debt covenants as of September 30, 2019.

2022 Loan

In June 2018, the Company entered into a venture loan and security agreement (the “2022 Loan”) which provides for up to $7.5 million in loans to the Company. In March 2019, the 2022 Loan was amended to provide up to $15.0 million in loans to the Company. The Loan Agreement bore interest at a floating coupon rate of the amount by which one-month LIBOR exceeds 2.00% plus 9.75%. Upon the issuance of the 2024 Notes, the balance of the 2022 Loan was repaid and terminated. As part of the termination, the Company incurred $1.1 million of early termination costs and wrote off deferred debt issuance costs of $1.5 million, which has been recorded in other income/(expense) in the consolidated statement of operations.

2024 Notes and 2022 Loan

The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal amount	$35,000	$7,950
Unamortized debt discount	(5,132)	(478)
Net carrying amount	$29,868	$7,472

The following table presents the interest expense recognized (in thousands):

	Three months ended September 30		Nine months ended September 30
	2019	2018	2019	2018
Contractual interest expense	$434	$205	$967	$210
Amortization of debt issuance costs	102	-	248	-
Accretion of debt discount	54	36	167	68
Total Interest	$590	$241	$1,382	$278

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 7. Fair Value Measurements

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

The following tables summarize fair value measurements by level as of September 30, 2019 and December 31, 2018, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance as of September 30, 2019
(in thousands)	Level I	Level II	Level III	Total
Certificates of deposits (1)	$408	$-	$-	$408
Total assets	$408	$-	$-	$408
Warrant liabilities	$-	$-	$670	$670
Total liabilities	$-	$-	$670	$670

(1)	$408,000 is included in restricted cash, long-term on the condensed consolidated balance sheet as of September 30, 2019.

	Balance as of December 31, 2018
(in thousands)	Level I	Level II	Level III	Total
Letter of credit (2)	$479	$-	$-	$479
Total assets	$479	$-	$-	$479
Warrant liabilities	$-	$-	$86	$86
Total liabilities	$-	$-	$86	$86

(2)	$71,000 is included in cash and restricted cash and $408,000 is included in restricted cash, long term on the condensed consolidated balance sheet as of December 31, 2018.

The following is a rollforward of the warrant liabilities:

Level III
Warrant
(in thousands)	Liabilities
Balance as of December 31, 2018	$86
Issuance of new warrant liability	632
Change in fair value of warrant liability	38
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	(86)
Balance as of September 30, 2019	$670

For the three and nine months ended September 30, 2019, the Company recognized a gain (loss) of $(173,000) and $38,000, respectively compared with approximately $65,000 and $94,000 for the same periods in 2018, respectively, related to the revaluation of our warrant liabilities.

CATASYS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In March 2019, in connection with the Amended Loan Agreement, the Company issued Horizon 40,279 seven-year warrants to purchase an aggregate of $0.6 million (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) of common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In May 2019, the Company met the $7.0 million Billing Requirement under the Amended Loan Agreement and incurred an additional $2.5 million revolving loan. In connection with the additional revolving loan, the Company issued Horizon 5,561 seven-year warrants to purchase an aggregate of $0.1 million (depending on the level of availability under the Loan Agreement) at the trailing VWAP of common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $17.98 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

In June 2019, the Company met the $8.0 million Billing Requirement under the Amended Loan Agreement and incurred the final $2.5 million revolving loan. In connection with the additional revolving loan, the Company issued Horizon 5,345 seven-year warrants to purchase an aggregate of $0.1 million (depending on the level of availability under the Loan Agreement) at the trailing VWAP of common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $18.71 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date (the “Horizon Warrants”).

In no event will the Company be required to issue more than 19.9% of its currently outstanding common stock pursuant to the Horizon Warrants.

The Company adopted ASU 2017-11, as of January 1, 2019. However, given the number of variable features, the Horizon Warrants have been classified as a liability at the time of issuance in accordance with ASC 815. We initially valued the Horizon Warrants using a Monte Carlo model and recorded the fair value of the Horizon Warrants as a discount to the debt obligation. As of September 30, 2019, the Company met all Billing Requirements under the Amended Loan Agreement and we will continue to mark-to-market the warrants each month using the Black-Scholes model.

The key assumptions used to value the Horizon Warrants are as follows:

	September 30, 2019
Expected price volatility	98.0%	-	100.2%
Expected term (in years)	6.5	-	7.0
Risk-free interest rate	1.6%	-	2.3%
Dividend yield		0.0%

Note 8. Variable Interest Entities

The amounts and classification of assets and liabilities of the variable interest entities included in the consolidated balance sheets are as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Cash and cash equivalents	$469	$45
Accounts receivable	104	94
Prepaid and other current assets	-	29
Total assets	$573	$168
Accounts payable	$15	$7
Accrued liabilities	42	14
Intercompany payable	603	147
Total liabilities	$660	$168

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

OVERVIEW

General

Catasys is a leading AI and technology-enabled healthcare company whose mission is to help improve the health and save the lives of as many people as possible. Our PRE (Predict-Recommend-Engage) platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payers.

Our integrated, technology-enabled OnTrak solution, a critical component of the PRE platform, is designed to treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. We have an ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. OnTrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness.

We have OnTrak available to contracted members of leading national and regional health plans in 27 states in the United States of America.

Key Components of Our Results of Operations

Revenue

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. A good or service is transferred to a customer when, or as, the customer obtains control of that good or service. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue from customers enrolled in our program is recognized over the term of the program, which is typically twelve months.

Cost of Revenue

Cost of healthcare services consists primarily of salaries related to our care coaches, member engagement specialists and other staff directly involved in member care, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Salaries and fees charged by our third-party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services. We contract with doctors and licensed behavioral healthcare professionals, on a fee-for-service basis. We determine that a member has received services when we receive a claim or in the absence of a claim, by utilizing member data recorded in the OnTrakTM database within the contracted timeframe, with all required billing elements correctly completed by the service provider.

Operating Expenses

Our operating expenses consists our sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; and other corporate expenses.

Interest Expense

Interest expense consists primarily of interest expense from our loans and notes, accretion of debt discount and amortization of debt issuance costs.

Other Income/(Expense)

Other income/(expense) consists primarily of debt termination costs and write-off of deferred debt issuance costs associated with the loan payoff.

RESULTS OF OPERATIONS

The table below and the discussion that follows summarize our results of condensed consolidated operations:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$8,845	$4,369	$23,337	$9,553
Cost of revenue	6,119	3,237	13,511	8,465
Gross profit	2,726	1,132	9,826	1,088
Gross profit margin	31%	26%	42%	11%

Operating expenses	8,322	5,179	22,844	13,527
Operating loss	(5,596)	(4,047)	(13,018)	(12,439)

Other income / (expense)	(2,550)	-	(2,536)	40
Interest expense	(590)	(241)	(1,382)	(278)
Change in fair value of warrant liability	173	(65)	(38)	(94)
Net loss	$(8,563)	$(4,353)	$(16,974)	$(12,771)

Revenues

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Revenue	$8,845	$4,369	$4,476	102%	$23,337	$9,553	$13,784	144%

The increase in revenue for the three months ended September 30, 2019 was substantially driven by the increase in enrollment year over year. During the current quarter, we added 1,458 net new enrolled members, as compared to 316 in the same period of the prior year.

The increase in revenue for the nine months ended September 30, 2019 was substantially driven by the increase in enrollment increases revenue year over year. During the current year to date, we added 2,454 net new enrolled members, as compared to 1,361 in the same period of the prior year.

Cost of Revenue

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Cost of Revenue	$6,119	$3,237	$2,882	89%	$13,511	$8,465	$5,046	60%

The increase in cost of revenue for the three months ended September 30, 2019 was substantially driven by an increase of $2.1 million in employee compensation-related costs driven by headcount growth related to our care coaches, member engagement specialists, community care coordinators and other staff. Additionally, the healthcare provider claims payments to our network of physicians and psychologists and fees charged by our third-party administrators for processing these claims increased by $0.5 million.

The increase in cost of revenue for the nine months ended September 30, 2019 was substantially driven by an increase of $3.8 million in employee compensation-related costs driven by headcount growth related to our care coaches, member engagement specialists, community care coordinators and other staff. Additionally, the healthcare provider claims payments to our network of physicians and psychologists and fees charged by our third-party administrators for processing these claims increased by $1.0 million.

All of these cost increases are driven by an increasing customer and member base. In addition, we hire staff in preparation for anticipated future customer contracts and corresponding increases in members eligible for OnTrak.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Operating Expenses	$8,322	$5,179	3,143	61%	$22,844	$13,527	$9,317	69%
% of revenue	94%	119%	-25%		98%	142%	-44%

The increase in operating expenses for the three months ended September 30, 2019 was substantially driven by an increase of $1.6 million in employee compensation-related costs driven by headcount growth related to our investments in data science, software development, information technology, operations and other staff. Additionally, professional consultant expenses increased by $0.6 million and software licenses and equipment costs increased by $0.3 million.

The increase in operating expenses for the nine months ended September 30, 2019 was substantially driven by an increase of $6.4 million in employee compensation-related costs driven by headcount growth related to our investments in data science, software development, information technology, sales, operations and other staff. Additionally, professional consultant expenses increased by $1.3 million and software licenses and equipment costs increased by $0.7 million.

We expect our operating expenses to increase for the foreseeable future as we continue to grow our business but decrease as a percentage of our total revenue over the next several years.

Interest Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Interest expense	$590	$241	$349	145%	$1,382	$278	$1,104	397%
% of revenue	7%	6%	1%		6%	3%	3%

The increase in interest expense for the three months ended September 30, 2019 is due to the interest and debt discount amortization incurred for the additional tranches of loans entered into in May 2019 and June 2019.

The increase in interest expense for the nine months ended September 30, 2019 is due to the interest and debt discount amortization incurred for the Amended Loan Agreement with Horizon in March 2019 and the additional tranches of loans entered into in May 2019 and June 2019.

Other Income/(Expense)

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2019	2018	Change $	Change %	2019	2018	Change $	Change %
Other income / (expense)	$(2,550)	$-	$(2,550)	-100%	$(2,536)	$40	$(2,576)	-6439%
% of revenue	-29%	0%	-29%		-11%	0%	-11%

The increase in other income/(expense) for the three months ended September 30, 2019 is due to the debt termination costs of $1.1 million and write-off of deferred debt issuance cost of $1.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources

The following table presents a summary of our cash flow activity for the periods set forth below:

	For the Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash used in operating activities	$(12,875)	$(7,063)
Net cash provided by financing activities	$25,613	$7,139
Net increase in cash and restricted cash	$12,738	$76

Cash and restricted cash was $16.3 million as of September 30, 2019. As of November 11, 2019, we had a balance of approximately $14.8 million cash on hand. We had working capital surplus of approximately $11.5 million as of September 30, 2019. We have incurred significant net losses and negative operating cash flows since our inception. We expect to continue to incur negative cash flows and net losses for the next twelve months. Our average cash burn rate of approximately $1.5 million per month for the nine months ended September 30, 2019. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

In September 2019, we issued $45 million principal amount of notes (the “2024 Notes”) pursuant to a Note Agreement dated September 24, 2019 (the “Note Agreement”) with certain of our subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holder”). Under the Note Agreement, we initially issued $35.0 million aggregate principal amount of senior secured notes, which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes as to which current interest has been capitalized during the period ending September 24, 2020. We have elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple.

The Note Agreement contains customary covenants, including, among others, covenants that restrict our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain our property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to our maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes. Any prepayment of the 2024 Notes or reduction of the purchase commitments made on or prior to the second anniversary of the Closing Date must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the Closing Date must be accompanied by a prepayment premium.

Our ability to fund our ongoing operations is dependent on increasing the number of members that are eligible for our solutions by signing new contracts, identifying more eligible members in existing contracts, and generating fees from existing and new contracts and the success of management’s plan to increase revenue and continue to control expenses. We currently operate our OnTrak solutions in twenty-seven states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. We have generated revenues from our launched programs and expect to increase enrollment and fees throughout 2019.

Historically, the Company has experienced net losses, net loss from operations, negative cash flow from operating activities as the Company continues through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if the Company unable to continue as a going concern. The Company has alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding its OnTrak program within existing health plan customers. To support this increased demand for services, the Company has secured additional capital by entering into a note agreement for $45 million to invest in additional headcount needed to support the anticipated growth. The Company has a growing customer base and believe it is able to fully scale operations to service the contracts and future enrollment providing leverage in these investments and expect to generate positive cash flow in the near future.

Operating Activities

For the nine months ended September 30, 2019, cash used in operating activities was $12.9 million compared with $7.1 million of cash used in operating activities during the nine months ended September 30, 2018. The increase in cash used in operating activities for the nine months ended September 30, 2019 compared to the prior year period was primarily the result of our continued plans to invest in technology and additional headcount needed to support anticipated growth.

Investing Activities

There were no capitalized expenditures for the nine months ended September 30, 2019 and September 30, 2018.

Financing Activities

Our net cash provided by financing activities was $25.6 million for the nine months ended September 30, 2019, compared with net cash provided by financing activities of $7.1 million for the nine months ended September 30, 2018. Cash provided by financing activities for the nine months ended September 30, 2019 consisted primarily of gross proceeds from the issuance of the 2024 notes in the amount of $35 million, 2022 Loans in the amount of $7.5 million and proceeds from stock option exercises of $1.6 million, partially offset by net settlement of the 2022 Loans in the amount of $15 million and debt issuance costs of $2.8 million and debt termination fees of $1.9 million.

As a result of the above our cash and restricted cash balance as of September 30, 2019 is $16.3 million.

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

CRITICAL ACCOUNTING ESTIMATES

See Note 2 to the Condensed Consolidated Financial Statements.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.     Controls and Procedures

Disclosure Controls

We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

None.

Item 1A.     Risk Factors

In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we filed with the SEC on March 22, 2019. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks related to our business

The terms of our Note Agreement place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement may result in acceleration of our repayment obligations, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

On September 24, 2019 (the “Closing Date”), we entered into a Note Agreement (the “Note Agreement”), by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. (with any other purchasers party thereto from time to time, collectively the “Holder”) and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, in connection with the sale of up to $45.0 million aggregate principal amount of senior secured notes (the “Notes”). On the Closing Date, we issued an aggregate of $35.0 million in principal amount of Notes and, subject to the achievement of threshold trailing six month annualized revenue targets and certain other conditions, the Holder is obligated to purchase up to an additional $10.0 million in principal amount of Notes during the period from the Closing Date until September 24, 2021.

The Note Agreement and the Notes could have important consequences for us and our stockholders. For example, the Notes require a balloon payment at maturity in September 2024, which may require us to dedicate a substantial portion of our uncommitted cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby further reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•	increase our vulnerability to adverse economic and competitive pressures in our industry;
•	place us at a competitive disadvantage compared to our competitors that have less debt;
•	limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•	limit our ability to borrow additional funds on terms that are acceptable to us or at all.

The Note Agreement contains restrictive covenants that will restrict our operational flexibility and require that we maintain specified financial ratios. If we cannot comply with these covenants, we may be in default under the Note Agreement.

The Note Agreement contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Note Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•	incur additional debt;
•	sell assets;
•	issue equity securities;
•	pay dividends or repurchase equity securities;
•	incur liens or other encumbrances;
•	make certain restricted payments and investments;
•	acquire other businesses; and
•	merge or consolidate.

The Note Agreement contains a fixed charge coverage ratio covenant, a leverage ratio covenant and minimum revenue and liquidity covenants. Events beyond our control could affect our ability to meet these and other covenants under the Note Agreement. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. Our failure to comply with our covenants and other obligations under the Note Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of the Notes. If the indebtedness represented by the Notes is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

If we are unable to generate or borrow sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and shareholders may lose all of their investment.

Our ability to make scheduled payments on or to refinance our obligations will depend on our financial and operating performance, which will be affected by economic, financial, competitive, business, and other factors, some of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to service our indebtedness or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we may need to restructure or refinance all or a portion of our indebtedness on or before maturity or sell certain of our assets. We cannot assure you that we will be able to restructure or refinance any of our indebtedness on commercially reasonable terms, if at all, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Increases in interest rates could adversely affect our results from operations and financial condition.

The Notes bear interest at either a floating rate plus an applicable margin in the case of Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of Notes as to which current interest has been capitalized during the first twelve months following the Closing Date, at the Company’s option. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. As a result, an increase in prevailing interest rates would have an effect on the interest rates charged on the Notes, which rise and fall upon changes in interest rates. If prevailing interest rates or other factors result in higher interest rates, the increased interest expense would adversely affect our cash flow and our ability to service our indebtedness.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Our federal net operating loss (NOLs) carryforwards could expire unused and be unavailable to offset future income tax liabilities. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the future issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

In order to protect the Company’s significant NOLs, we filed an Amended and Restated Certificate of Incorporation of the Company containing an amendment (the “Protective Amendment”) with the Delaware Secretary of State on October 28, 2019. The Protective Amendment was approved by the Company’s stockholders by written consent dated September 24, 2019.

The Protective Amendment is designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of common stock if the effect would be to increase the direct or indirect ownership of the common stock by any person from less than 4.99% to 4.99% or more of the common stock, or increase the percentage of the common stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the common stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee.

The Protective Amendment also requires any person attempting to become a holder of 4.99% or more of our common stock to seek the approval of our Board. This may have an unintended “anti-takeover” effect because our Board may be able to prevent any future takeover. Similarly, any limits on the amount of stock that a shareholder may own could have the effect of making it more difficult for shareholders to replace current management. Additionally, because the Protective Amendment may have the effect of restricting a shareholder’s ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

The Protective Amendment is not binding with respect to shares of common stock issued prior to its adoption unless the holder of such shares has voted in favor of the Protective Amendment and the resulting transfer restriction is noted conspicuously on the certificate representing such shares, or, in the case of uncertificated shares, the registered owners are notified of the Protective Amendment, or such registered owner has actual knowledge of the Protective Amendment. Therefore, even after the effectiveness of the Protective Amendment, we cannot assure you that we will not experience an ownership change as defined in Section 382, including as a result of a waiver or modification by our Board as permitted by the Protective Amendment.

Risks related to our common stock

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

In the future, we may need to raise additional funds through public or private financing, which might include sales of equity securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for, or that represent the right to receive common stock or the exercise of such securities could be substantially dilutive to holders of shares of our common stock. Holders of shares of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series, although certain holders of the warrants issued in connection with the Note Agreement have preemptive rights on any issuances of preferred stock. The market price of our common stock could decline as a result of sales of shares of our common stock made after this offering or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their interests in our Company.

Certain of our outstanding warrants contain anti-dilution provisions that, if triggered, could cause dilution to our then-existing stockholders and adversely affect our stock price.

Certain of our outstanding warrants, including those warrants issued in connection with the Note Agreement, contain anti-dilution provisions. As a result, if we, in the future, issue or grant any rights to purchase any of our common stock or other securities convertible into our common stock for a per share price less than the exercise price of our warrants, the exercise price, or in the case of some of our warrants the exercise price and number of shares of common stock, will be reduced. If our available funds and cash generated from operations are insufficient to satisfy our liquidity requirements in the future, then we may need to raise substantial additional funds in the future to support our working capital requirements and for other purposes. If shares of our common stock or securities exercisable for our common stock are issued in consideration of such funds at an effective per share price lower than our existing warrants, then the anti-dilution provisions would be triggered, thus possibly causing dilution to our then-existing shareholders if such warrants are exercised. Such anti-dilution provisions may also make it more difficult for us to obtain financing.

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

3.1

Amended and Restated Certificate of Incorporation of Catasys, Inc., incorporated by reference to Appendix A to Catasys, Inc.’s Definitive Schedule 14 C filed with the Securities and Exchange Commission on October 4, 2019

4.1	Form of Senior Secured Note, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2019.
4.2

Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC , dated September 24, 2019, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2019.

10.1

Note Agreement, dated as of September 24, 2019, by and among Catasys, Inc., certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Group, LP, as purchaser and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Group, LP, as collateral agent, incorporated by reference to Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on September 25, 2019.

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

CATASYS, INC.

Date: November 13, 2019	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2019	By:	/s/ CHRISTOPHER SHIRLEY
Christopher Shirley
Chief Financial Officer (Principal Financial and Accounting Officer)