Form 10-K
period 2019-12-31
CATASYS, INC.
filed 2020-03-16
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to _____
Commission File Number 001-31932
__________________________
CATASYS, INC.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2120 Colorado Ave., Suite 230
Santa Monica, CA 90404
(Address of principal executive offices, including zip code)

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	CATS	The NASDAQ Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
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
As of June 28, 2019, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $140,851,867 based on the $19.22 closing sales price of the common stock on The NASDAQ Capital Market on that date.
As of March 6, 2020, there were 16,726,964 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2020 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

In this Annual Report on Form 10-K, except as otherwise stated or the context otherwise requires, the terms “the Company,” “our Company,” “we,” “us” or “our” refer to Catasys, Inc., our variable interest entities, and our wholly-owned subsidiaries. Our common stock, par value $0.0001 per share, is referred to as “common stock.”

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
ITEM 1. BUSINESS
Overview
Catasys, Inc. was incorporated in the State of Delaware on September 29, 2003. Unless the context requires otherwise, the words “Catasys,” “we,” “Company,” “us” and “our” refer to Catasys, Inc.
Catasys was founded with a passion for engaging with and helping improve the health and save lives of anyone impacted by behavioral health conditions. We are a leading Artificial Intelligence (“AI”) and technology-enabled healthcare company and harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human interaction, to deliver improved member health and cost savings to health plans. We identify, engage and treat health plan members with unaddressed behavioral health conditions that worsen medical comorbidities.
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
We have contracted with leading national and regional health plans to make OnTrak available to eligible members in twenty eight states.

Our Market
The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. Individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of the total healthcare costs.
According to the U.S. Census Bureau in 2017, there were over 295 million lives in the U.S. covered by various private managed care programs, including Preferred Provider Organizations, Health Maintenance Organizations, self-insured employers and managed Medicare/Medicaid programs.  Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location.  A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population.  One in five adults in the United States of America are impacted by one of the following behavioral health issues:

•Substance abuse. Scientific research indicates that not only can drugs interfere with normal brain functioning,   but they can also have long-lasting effects that persist even after the drug is no longer being used. Data indicates that at some point, changes may occur in the brain that can turn drug and alcohol abuse into substance dependence—a chronic, relapsing, and sometimes fatal disease. Those dependent on drugs may suffer from compulsive drug craving and usage and be unable to stop drug use or remain drug abstinent without effective treatment. Professional medical treatment may be necessary to end this physiologically-based compulsive behavior.
•Anxiety Disorders. According to the National Institute of Mental Health, anxiety disorders are the most common mental illness in the U.S., affecting an estimated 19.1% of adults aged 18 years or older.
•Depression. In 2016, an estimated 10.3 million U.S. adults aged 18 or older, or approximately 4.3% of all U.S. adults, had at least one major depressive episode in the past year, according to the National Institute of Mental Health. Patients with substance dependence and mood disorders were ranked four out of the top 10 reasons leading to readmission rates for Medicaid patients.
When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant.

Our Solution
Our OnTrak solution includes the identification, engagement and treatment of health plan members with unaddressed behavioral health conditions that worsen medical comorbidities. We specifically focus on members with anxiety, depression and/or substance use disorder(s). We apply claims-based analytics and predictive modeling to first identify health plan members with medical costs that may be impacted through behavioral health treatment with the OnTrak program. These members may or may not be diagnosed with a behavioral condition. We then conduct multichannel outreach to eligible members. Enrolled members receive nurse-led care coaching, the opportunity to participate in telehealth or face-to-face evidence-based psychosocial and pharmacological treatment and in some cases, in-market Community Care Coordinator support. We believe the benefits of OnTrak include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program.
Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen medical comorbidities. We do this by identifying, engaging and treating these members through our OnTrak solution. Our OnTrak solution to date has focused on substance use disorder, anxiety and depression.
Our OnTrak solution combines care coaching, innovative psychosocial and medical treatment delivered through a proprietary provider network and in-market support from Community Care Coordinators. The solution is designed to help payors treat and manage populations struggling with substance use disorder, depression, and anxiety to improve their health and thereby decrease their overall health care costs.
We are currently marketing our OnTrak solution to payors on a case rate, monthly fee, or fee for service basis, which involves educating them on the disproportionately high cost of their population with unaddressed behavioral health conditions that exacerbate medical comorbidities, and demonstrating the potential for OnTrak to reduce these costs.

Employees
As of December 31, 2019, we employed 395 full-time employees. We are not a party to any labor agreements and none of our employees are represented by a labor union.

Corporate Information

We were incorporated in the State of Delaware on September 29, 2003. Our principal executive offices are located at 2120 Colorado Ave., Suite 230, Santa Monica, CA 90404, and our telephone number is (310) 444-4300.
Our corporate website address is www.catasys.com, the contents of which are not incorporated herein. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The Securities and Exchange Commission maintains an internet site that contains our public filings with the Securities and Exchange Commission and other information regarding our company, at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.
ITEM 1A. RISK FACTORS
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Annual Report on Form 10-K. Any of the risks discussed in this Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report on Form 10-K.

Risks related to our business
We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing.
We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At December 31, 2019, cash and cash equivalents was $13.6 million and accumulated deficit was $331 million. During the year ended December 31, 2019, our cash and cash equivalents used by operating activities was ($16.9) million. Additionally, we had working capital of $6.3 million. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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
We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.
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

We face business disruption and related risks resulting from the recent outbreak of the novel coronavirus 2019 (COVID-19), which could have a material adverse effect on our business and results of operations.

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. The spread of COVID-19 from China to other countries has resulted in the Director General of the World Health Organization declaring the outbreak of COVID-19 as a Public Health Emergency of International Concern (PHEIC), based on the advice of the Emergency Committee under the International Health Regulations (2005), and the Centers for Disease Control and Prevention in the U.S. issued a warning on February 25, 2020 regarding the likely spread of COVID-19 to the U.S. While the COVID-19 outbreak is still in very early stages, international stock markets have begun to reflect the uncertainty associated with the slow-down in the Chinese economy and the reduced levels of international travel experienced since the beginning of January and the significant decline in the Dow Industrial Average at the end of February 2020 was largely attributed to the effects of COVID-19. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular.
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
Four customers account for an aggregate of 85% and 76% of our revenue for the years ended December 31, 2019 and 2018, respectively, and four customers represented an aggregate of 89% and 88% of our accounts receivable as of December 31, 2019 and 2018, respectively. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.
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
Our success depends largely upon the continued services of our key executive officers. These executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.
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
In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.
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
Our net operating loss carryforwards ("NOLs") will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We may be found to have experienced an ownership change under Section 382 as a result of events in the past or the issuance of shares of common stock, or a combination thereof. If so, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

In 2018, California passed a privacy law (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. While certain information covered by HIPAA is exempt from the applicability of the CCPA, the rights of consumers under the CCPA may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for security breaches.

In 2019, New York passed a law known as the SHIELD Act, which will, as of March 21, 2020, require companies to have robust data security programs in place. Other states, including Washington, have introduced significant privacy bills, and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

In addition, several foreign countries and governmental bodies, including the E.U., Brazil and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including identifiable health information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including health information, identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, Internet Protocol (IP) addresses, device identifiers and other data. Although we currently conduct business only in the United States of America, these laws and regulations could become applicable to us in the event we expand our operations into other countries. These and other obligations may be modified and interpreted in different ways by courts, and new laws and regulations may be enacted in the future.

Within the EEA, the General Data Protection Regulation ("GDPR") took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive and becoming directly applicable across E.U. member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data, for companies established in the EEA and those outside the EEA that collect and use personal data, including health information, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, if the U.K.'s withdrawal from the E.U. will ultimately transpire and, if it does, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

We believe that we have taken the steps required of us to comply with laws governing the privacy and security of personal information, including health information privacy and security laws and regulations, in all applicable jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. Failure to maintain compliance, or changes in state or federal privacy and security laws could result in civil and/or criminal penalties and could have a material adverse effect on our business, including significant reputational damage associated with a breach. Under HITECH, we are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a four-tiered system of monetary penalties. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH, and who have authority to enforce state-specific data privacy and security laws. If regulations change, if we expand the territorial scope of our operations, or if it is determined that we are not in compliance with privacy regulations, we may be required to modify aspects of our program, which may adversely affect program results and our business or profitability.
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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in the technology industry, including malware and ransomware. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Nonetheless, we cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. We might be required to expend significant capital and resources to protect against or address such incidents. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.
Risks related to our Note Agreement
The terms of our Note Agreement place restrictions on our operating and financial flexibility, and failure to comply with covenants or to satisfy certain conditions of the agreement may result in acceleration of our repayment obligations, which could significantly harm our liquidity, financial condition, operating results, business and prospects and cause the price of our securities to decline.

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

The Note Agreement contains customary covenants, including, among others, covenants that restrict the our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to our maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue.

The Note Agreement and the Notes could have important consequences for us and our stockholders. For example, the Notes require a balloon payment at maturity in September 2024, which may require us to dedicate a substantial portion of our uncommitted cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby further reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

•increase our vulnerability to adverse economic and competitive pressures in our industry;

•place us at a competitive disadvantage compared to our competitors that have less debt;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry; and
•limit our ability to borrow additional funds on terms that are acceptable to us or at all.

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

The Note Agreement contains restrictions and limitations on our ability to engage in activities that may be in our long-term best interests. The Note Agreement contains affirmative and negative covenants that limit and restrict, among other things, our ability to:

•incur additional debt;
•sell assets;
•issue equity securities;
•pay dividends or repurchase equity securities;
•incur liens or other encumbrances;
•make certain restricted payments and investments;
•acquire other businesses; and
•merge or consolidate.

The Note Agreement contains a fixed charge coverage ratio covenant, a leverage ratio covenant and minimum revenue and liquidity covenants. Events beyond our control could affect our ability to meet these and other covenants under the Note Agreement. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Code. Our failure to comply with our covenants and other obligations under the Note Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of the Notes. If the indebtedness represented by the Notes is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

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
Our common stock is listed on the NASDAQ Capital Market under the symbol “CATS” and has at times experienced limited trading volumes. As such, our common stock may be more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. We could also subsequently fail to satisfy the standards for continued NASDAQ listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.
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
More than 50% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.
10,419,788 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 50% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.
Our stock price may be subject to substantial volatility, and the value of our stockholders' investment may decline.
The price at which our common stock trades fluctuates as a result of a number of factors, including the number of shares available for sale in the market, quarterly variations in our operating results and actual or anticipated announcements of our OnTrak solution, announcements regarding new or discontinued OnTrak solution contracts, new products or services by us or competitors, regulatory investigations or determinations, acquisitions or strategic alliances by us or our competitors, recruitment or departures of key personnel, the gain or loss of significant customers, changes in the estimates of our operating performance, actual or threatened litigation, market conditions in our industry and the economy as a whole.
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
The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2019, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.
Future issuances of common stock and hedging activities may depress the trading price of our common stock.
Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 6, 2020, we have outstanding options to purchase approximately 3,964,118 shares of our common stock and warrants to purchase approximately 1,539,926 shares of our common stock at prices ranging from $1.80 to $105.60 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.
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
Our amended and restated certificate of incorporation and the Delaware General Corporation Law contain provisions (including the Section 382 Ownership Limit) that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. In addition, our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.
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
The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 6, 2020, we had outstanding warrants to purchase an aggregate of 1,539,926 shares of common stock at exercise prices ranging from $1.80 to $18.71 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 2. PROPERTIES
Our principal executive and administrative offices are located in leased office space in Santa Monica, California.
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

ITEM 4. MINE SAFETY AND DISCLOSURE
Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2019 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.
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
We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the OnTrak program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled OnTrak solution is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, nurse-led care coaching and local community support. We believe that the program is currently improving member health and, at the same time, driving a reduction in total health plan costs after completion of the OnTrak program.
We operate as one segment and we have contracted with leading national and regional health plans to make OnTrak available to eligible members in 28 states.

Metrics

The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands):
•Revenues. Our revenues are mostly generated from fees charged to members in our OnTrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over the 12 month period of the OnTrak program.
•Effective outreach pool. Effective Outreach Pool are individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through treatment in the OnTrak program.
•Cash flow from operations. Our current business activities result in an outflow of cash flow from operations as we invest strategically into our business to help continue the growth of our operations.

	Year Ended December 31,
	2019	2018	Change	% Change
Revenue	$35,095	$15,177	$19,918	131%
Effective outreach pool	108,000	41,000	67,000	163%
Cash flow from operations	$(16,901)	$(8,574)	$(8,327)	(97)%
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

Operating Expenses

Our operating expenses consists our sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; and other corporate expenses.

Interest Expense

Interest expense consists primarily of interest expense from our note agreements, accretion of debt discount and amortization of debt issuance costs.

Other Expenses

Other expenses consists primarily of debt termination costs, write-off of deferred debt issuance costs associated with the loan payoff and employee severance costs.
Results of Operations
The table below and the discussion that follows summarize our results of operations and certain selected operating statistics for each of the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Revenue	$35,095	$15,177
Cost of revenue	20,408	11,119
Gross profit	14,687	4,058

Operating expenses	34,701	17,684
Operating loss	(20,014)	(13,626)

Other income (expense)	(2,538)	40
Interest expense	(3,047)	(570)
Change in fair value of warrant liability	(60)	(56)
Net loss	$(25,659)	$(14,212)
Revenue
The mix of our revenues between commercial and government insured members remained consistent year over year. The following table sets forth our sources of revenue for each of the periods indicated (in thousands, except percentages):

	Year Ended December 31,
	2019	2018
Commercial revenue	$21,753	$9,495
Percentage of commercial revenue to total revenue	62%	63%
Government revenue	$13,342	$5,682
Percentage of government revenue to total revenue	38%	37%
Total revenue	$35,095	$15,177
Revenue increased $19.9 million, or 131% in 2019 when compared to 2018. Enrolled members increased 4,043, or 137% in 2019 when compared to 2018. The increase is attributable to the continued expansion of our OnTrak program with our existing health plan customers.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Cost of revenue	$20,408	$11,119	$9,289	84%
Gross profit	$14,687	$4,058	$10,629	262%
Gross profit margin	41.8%	26.7%

Cost of revenue increased $9.3 million, or 84%, in 2019 as compared to 2018. The increase in cost of revenue was primarily due to $6.1 million in higher employee-related costs due to higher headcount and $2.5 million in third party administrators for processing claims.
We expect our cost of revenues to increase as our revenue increases, but expect our gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Operating expense	$34,701	$17,684	$17,017	96%
Operating loss	$(20,014)	$(13,626)	$(6,388)	47%
Operating loss margin	(57.0)%	(89.8)%
Total operating expense increased $17.0 million, or 96%, in 2019 as compared to 2018. The increase in operating expenses was primarily due to $7.5 million of higher employee-related costs due to higher headcount, $8.2 million of higher vendor related costs to support our growing operations and $1.5 million related to a severance payment made to a former employee.
We expect our operating expenses to increase for the foreseeable future as we continue to grow our business, but expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiates.

Other Expenses

	Year Ended December 31,
(in thousands)	2019	2018	Change	% Change
Other expense	$5,645	$586	$5,059	863%
Other expense increased $5.1 million, or 863%, in 2019 as compared to 2018. The increase in other expenses was primarily due to a $2.5 million increase in interest expenses for our notes and $2.6 million for the termination of existing notes.

Liquidity and Capital Resources
Cash and cash equivalents was $13.6 million as of December 31, 2019.  We had working capital of approximately $6.3 million as of December 31, 2019. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
In September 2019, the Company entered into a Note Agreement dated September 24, 2019 (the “Note Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”). Under the Note Agreement, the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "2024 Notes"), which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes as to which current interest has been capitalized during the period ending September 24, 2020. The Company has elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the OnTrak program. We currently operate our OnTrak solutions in twenty seven states. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
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
We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow by in the near future. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018
Net cash used in operating activities	$(16,901)	$(8,574)
Net cash provided by investing activities	$—	$62
Net cash provided by financing activities	$27,349	$7,303
We used $16.9 million of cash from operating activities during the year ended December 31, 2019 compared with $8.6 million during the same period in 2018. The increase primarily relates to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and investments in data science, IT and software development to support growth and drive efficiency.
Capital expenditures for the year ended December 31, 2019 and 2018 were not significant. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.
Our net cash provided by financing activities was $27.3 million for the year ended December 31, 2019, compared with net cash provided by financing activities of $7.3 million for the year ended December 31, 2018. Cash provided by financing activities for the year ended December 31, 2019 consisted of the gross proceeds from the issuance of debt in the amount of $44 million, proceeds from option exercises of $1.9 million, warrant exercises of $1.1 million, partially offset by loan repayment of $16.9 million, debt issuance costs of $2.8 million and debt termination costs of $2.0 million.
As a result of the above our cash and cash equivalents as of December 31, 2019 is $13.6 million.
We expect our current cash resources to cover our operations through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Contractual Obligations

Our principal commitments consist of obligations for outstanding debt, leases for our office space, contractual commitments for professional service projects and third-party consulting firms. The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

	Total	Less than a year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations	$36,502	$—	$—	$36,502	$—
Lease obligations	$3,184	$737	$1,475	$972	$—
Other contractual obligations	$377	$309	$68	$—	$—

Off-Balance Sheet Arrangements
As of December 31, 2019, we had no off-balance sheet arrangements.
Critical Accounting Policy and Estimates
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
Catasys contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the year ended December 31, 2019.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits. The Company cannot provide assurance that we will not experience losses on these deposits.
Commissions
We defer commissions paid to our sales force and engagement specialists as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue that gave rise to the commissions. Commissions for initial contracts and member enrollments are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years and one year, respectively.
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
From time to time, we have retained terminated employees as part-time consultants upon their departure from the company. Because the employees continue to provide services to us, their options continue to vest in accordance with the original terms. Due to the change in classification of the option awards, the options are considered modified at the date of termination. The modifications are treated as exchanges of the original awards in return for the issuance of new awards. At the date of termination, the unvested options are no longer accounted for as employee awards under FASB’s accounting rules for share-based expense but are instead accounted for as new non-employee awards. The accounting for the portion of the total grants that have already vested and have been previously expensed as equity awards is not changed. There were no employees moved to consulting status for the years ended December 31, 2019 and 2018, respectively.
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
Recently Issued or Newly Adopted Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our internal control over financial reporting is supported by written policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting.  Based upon this assessment, our management believes that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
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
The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by EisnerAmper LLP, the Company's independent registered certified public accounting firm. Their report, which is set forth in Part II, Item 8, Financial Statements, of this Annual Report on Form 10-K, expresses an unqualified opinion of the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

3.6*	By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.6 of Catasys, Inc
4.1
Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, on March 16, 2016.

4.2	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.
4.3	Form of Horizon Warrant, incorporated by reference to Exchibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
4.4	Form of Senior Secured Note, incorporated by reference to Catasys, Inc's Form 8-K filed with the Securities Exchange Commission on September 25, 2019.
4.5	Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019.
4.6*	Description of Securities
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

10.3#	Form of Stock Option Grant Notice incorporated by reference to exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2015.
10.4#
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

10.8
Note Agreement, dated as of September 24, 2019, by and among Catasys, Inc., certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Group, LP, as purchaser and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Group, LP, as collateral agent.

10.9#
Modification of Employment Agreement dated December 16, 2019 by and between Catasys, Inc. and Mr. Christopher Shirley, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2019.

10.10#
Employment Agreement dated November 15, 2019 by and between the Company and Mr. Curtis Medeiros, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.

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

ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: March 16, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 16, 2020
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ CURTIS MEDEIROS	President, Chief Operating Officer	March 16, 2020
Curtis Medeiros

/s/ CHRISTOPHER SHIRLEY	Chief Financial Officer	March 16, 2020
Christopher Shirley	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. BERMAN	Director	March 16, 2020
Richard Berman

/s/ EDWARD ZECCHINI	Director	March 16, 2020
Edward Zecchini

/s/ MICHAEL SHERMAN	Director	March 16, 2020
Michael Sherman

/s/ ROBERT REBAK	Director	March 16, 2020
Robert Rebak

/s/ GUSTAVO GIRALDO	Director	March 16, 2020
Gustavo Giraldo

/s/ DIANE SELOFF	Director	March 16, 2020
Diane Seloff

CATASYS, INC.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Catasys, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 16, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP
Iselin, New Jersey
March 16, 2020

Opinion on Internal Control over Financial Reporting

We have audited Catasys, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the Internal Control - Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Catasys, Inc. and Subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended and the related notes and our report dated March 16, 2020 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ EisnerAmper LLP

EISNERAMPER LLP
Iselin, New Jersey
March 16, 2020

CATASYS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash, cash equivalents and restricted cash	$13,610	$3,162
Receivables, net	3,615	1,382
Unbilled receivables	2,093	—
Prepaid expenses and other current assets	1,074	1,108
Total current assets	20,392	5,652
Long-term assets:
Property and equipment, net	150	263
Restricted cash, long-term	408	408
Deferred commissions	112	—
Right-of-use assets	2,793	—
Total assets	$23,855	$6,323

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,385	$497
Accrued compensation and benefits	3,640	1,537
Deferred revenue	5,803	4,195
Current portion of lease liabilities	519	—
Other accrued liabilities	2,060	1,501
Warrant liabilities	691	86
Total current liabilities	14,098	7,816
Long-term liabilities:
Long-term debt, net	31,597	7,472
Long-term lease liabilities	2,069	—
Total liabilities	47,764	15,288

Commitments and contingencies (Note 8)

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 16,616,165 and 16,185,146 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid in capital	307,403	296,688
Accumulated deficit	(331,314)	(305,655)
Total stockholders' deficit	(23,909)	(8,965)
Total liabilities and stockholders' deficit	$23,855	$6,323
See accompanying notes to the consolidated financial statements.

CATASYS, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018
Revenue	$35,095	$15,177
Cost of revenue	20,408	11,119
Gross profit	14,687	4,058

Operating expenses	34,701	17,684
Operating loss	(20,014)	(13,626)

Other income (expense)	(2,538)	40
Interest expense	(3,047)	(570)
Change in fair value of warrant liability	(60)	(56)
Net loss	$(25,659)	$(14,212)

Net loss per share, basic and diluted	$(1.56)	$(0.89)

Weighted-average shares used to compute basic and diluted net loss per share	16,418	15,955
See accompanying notes to the consolidated financial statements.

CATASYS, INC.
Consolidated Statements of Stockholders' Deficit
(in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital
	Shares	Amount		Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2017	15,889,171	$2	$294,220	$(293,324)	$898
Adoption of accounting standard, ASC 606	—	—	—	1,881	1,881
Balance at Balance at January 1, 2018	15,889,171	$2	$294,220	(291,443)	$2,779

Common stock issued for services	24,000	—	112	—	112
Warrants issued for services	—	—	86	—	86
Warrants issued in connection with A/R facility	—	—	64	—	64
Cashless warrant exercise	241,975	—	—	—	—
Cash warrant exercise	30,000	—	150	—	150
Shared-based compensation expense	—	—	2,056	—	2,056
Net loss	—	—	—	(14,212)	(14,212)
Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)

Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	—	86	—	86
Warrants issued for services	—	—	43	—	43
Warrants issued in connection with 2024 notes	—	—	2,354	—	2,354
Exercise of warrant	232,461	—	1,128	—	1,128
Exercise of stock options	195,351	—	1,894	—	1,894
Stock compensation expense	3,207	—	5,210	—	5,210
Net loss	—	—	—	(25,659)	(25,659)
Balance at December 31, 2019	16,616,165	$2	$307,403	(331,314)	$(23,909)
See accompanying notes to the consolidated financial statements.

CATASYS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flows used in operating activities
Net loss	$(25,659)	$(14,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,210	2,056
Write-off of debt issuance costs	1,505	—
Depreciation	133	288
Amortization	696	187
Warrants issued for services	43	86
Change in fair value of warrants	60	56
Common stock issued for consulting services	—	112
Loss on disposal of fixed asset	—	70
Deferred rent	(26)	(91)
Changes in operating assets and liabilities:
Accounts payable	888	893
Lease liabilities	684	—
Other accrued liabilities	2,529	—
Prepaid and other current assets	(246)	(311)
Deferred revenue	1,608	3,163
Receivables	(2,233)	(871)
Unbilled receivables	(2,093)	—
Net cash used in operating activities	(16,901)	(8,574)

Cash flows provided by investing activities
Purchases of property and equipment	—	(9)
Deposits and other assets	—	71
Net cash provided by investing activities	—	62

Cash flows provided by financing activities
Proceeds from secured promissory note	—	7,500
Proceeds from revolving loan	7,500	—
Repayment of revolving loan	(15,000)	—
Proceeds from A/R facility	1,938	—
Repayment of A/R facility	(1,938)	—
Proceeds from loan	36,527	—
Debt issuance costs	(2,813)	(317)
Debt termination related fees	(1,956)	—
Proceed from warrant exercise	1,128	150
Proceed from options exercise	1,894	—
Capital lease obligations	69	(30)
Net cash provided by financing activities	27,349	7,303

Net increase (decrease) in cash and restricted cash	10,448	(1,209)
Cash and restricted cash at beginning of period	3,570	4,779
Cash and restricted cash at end of period	$14,018	$3,570

Supplemental disclosure of cash flow information:
Right of use asset obtained in exchange for lease obligation	$2,574	$—
Interest paid	870	363
Non cash financing and investing activities:
Reclassification of warrant liability to equity upon amendment of the loan agreement	86	—
Warrant issued in connection with 2024 Note	$2,354	$—
See accompanying notes to the consolidated financial statements.

CATASYS, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Catasys, Inc. (“Catasys” or the “Company”) is technology-enabled healthcare company whose mission is to help improve the health and save the lives of as many people as possible. The Company’s platform, Catasys PRETM (Predict-Recommend-Engage), organizes and automates healthcare data integration and analytics through application of machine intelligence to deliver analytic insights. The PRE Platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payers.

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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include Catasys, Inc. and its variable interest entities (VIE's). The accompanying consolidated financial statements for Catasys, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation.
At December 31, 2019, cash and cash equivalents was $13.6 million and the Company had a working capital of approximately $6.3 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months. The Company expect its current cash resources to cover expenses through at least the next twelve months from the date of this report, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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
Certain prior year amounts have been reclassified for consistency with the current year presentation.

Management’s Plans
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our OnTrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.
We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either a debt or equity financing.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of amortizable assets, revenue recognition, the valuation of warrant liabilities, and shared-based compensation. Actual results could differ from those estimates.
Revenue Recognition
The Company generates healthcare service revenue from contracts with customers as it satisfies its performance obligations to customers and their members. The healthcare service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in a manner that depicts the transfer of services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside the Company's influence, such as the judgment and actions of third parties.
The Company's contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over time as the OnTrak service is provided continuously throughout the service period. The Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing a continuous service to the customer. Contracts with minimum performance guarantees or price concessions include variable consideration and are subject to the revenue constraint. The Company uses an expected value method to estimate variable consideration for minimum performance guarantees and price concessions. The Company has constrained revenue for expected price concessions during the year ended December 31, 2019.
Cost of Revenue
Cost of revenue consists primarily of salaries related to care coaches, outreach specialists and other staff directly involved in member care, healthcare provider claims payments, and fees charged by third party administrators for processing these claims. Salaries and fees charged by third party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents.
Commissions
Commissions paid to our sales force and engagement specialists are deferred as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue that gave rise to the commissions. Commissions for initial contracts and member enrollments are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years and one year, respectively.
Share-Based Compensation
Stock Options – Employees and Directors
Stock-based compensation for stock options granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model. Forfeitures are recognized as they occur.
Stock Options and Warrants – Non-employees
Stock-based compensation for stock options and warrants granted to non-employees is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model.
For options and warrants issued as compensation to non-employees for services that are fully vested and non-forfeitable at the time of issuance, the estimated value is recorded in equity and expensed when the services are performed and benefit is received. For unvested shares, the change in fair value during the period is recognized in expense using the graded vesting method.
Income Taxes
The Company accounts for income taxes using the liability method, under which deferred tax assets and liabilities are determined based on the future tax consequences attributable to differences between the financial reporting carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards and net operating loss carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to be in effect when the differences are expected to reverse. To date, no current income tax liability has been recorded due to the Company's accumulated net losses.
The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income, and a valuation allowance is established when necessary to reduce deferred tax assets to the amounts more likely than not expected to be realized. The Company's net deferred tax assets have been fully reserved by a valuation allowance.
Basic and Diluted Loss per Share
Basic loss per share is computed by dividing the net loss to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the loss for the period by the weighted average number of shares of common stock and dilutive common equivalent shares outstanding during the period.
Common equivalent shares, consisting of approximately 5,557,326 and 5,370,274 of shares as of December 31, 2019 and 2018, respectively, issuable upon the exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation because their effect is anti-dilutive.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure fair value. The fair value hierarchy distinguishes between (1)market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level I) and the lowest priority to unobservable inputs (Level III). The three levels of the fair value hierarchy are described below:

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
The following tables summarize fair value measurements by level at December 31, 2019 and 2018, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2019
	Level I	Level II	Level III	Total
Letter of credit[1]	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities	$—	$—	$691	$691
Total liabilities	$—	$—	$691	$691
1 $408,000 is included in restricted cash, long-term, on our balance sheet as of December 31, 2019.

	Balance at December 31, 2018
	Level I	Level II	Level III	Total
Letter of credit[2]	$479	$—	$—	$479
Total assets	$479	$—	$—	$479

Warrant liabilities	$—	$—	$86	$86
Total liabilities	$—	$—	$86	$86
2 $71,000 is included in cash and restricted cash and $408,000 is included in restricted cash, long-term, on our balance sheet as of December 31, 2018.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2019, represent liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See Warrant Liabilities below.

The carrying value of the Senior Secured Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2019 and 2018 are as follows:

Level III Warrant Liabilities
Balance as of December 31, 2017	$30
Issuance of warrants	—
Change in fair value	56
Balance as of December 31, 2018	$86
ASU Adoption APIC Reclassification	(86)
Issuance of warrants	631
Change in fair value	60
Balance as of December 31, 2019	$691
Capital Leases
Assets held under capital leases include computer equipment, and are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. All lease agreements meet at least one of the five requirements of a capital lease in accordance with ASC 842 of the codification.
Variable Interest Entities
Generally, an entity is defined as a Variable Interest Entity (“VIE”) under current accounting rules if it either lacks sufficient equity to finance its activities without additional subordinated financial support, or it is structured such that the holders of the voting rights do not substantively participate in the gains and losses of the entity. When determining whether an entity that meets the definition of a business, qualifies for a scope exception from applying VIE guidance, the Company considers whether: (i) it has participated significantly in the design of the entity, (ii) it has provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE are conducted on its behalf. A VIE is consolidated by its primary beneficiary, the party that has the power to direct the activities that most significantly affect the economics of the VIE and has the right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.
As discussed under the heading Management Services Agreement (“MSA”) below, the Company has an MSA with a Texas nonprofit health organization (“TIH”) and a California Professional Corporation (“CIH”). Under the MSA’s, the equity owners of TIH and CIH have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of these MSA’s. The Company also agrees to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH include its decision making, approval or are conducted for its benefit, as evidenced by the facts that (i) the operations of TIH and CIH are conducted primarily using the Company's licensed network of providers and (ii) under the MSA, the Company agrees to provide and perform all non-medical management and administrative services for the entities. Payment of the Company's management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to the Company's general credit.
Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans the Company has determined that TIH and CIH are VIE’s. The Company is the primary beneficiary required to consolidate the entities as it has power and potentially significant interests in the entities. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.
Management Services Agreement
In April 2018, the Company executed an MSA with TIH and in July 2018, the Company executed an MSA with CIH. Under the MSA’s, the Company licenses to TIH and CIH the right to use its proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:
•general administrative support services;
•information systems;

•recordkeeping;
•billing and collection;
•obtaining and maintaining all federal, state and local licenses, certifications and regulatory permits.
All clinical matters relating to the operation of TIH and CIH and the performance of clinical services through the network of providers shall be the sole and exclusive responsibility of the TIH and CIH Board free of any control or direction from the Company.
TIH pays the Company a monthly fee equal to the aggregate amount of (a) its costs of providing management services (including reasonable overhead allocated to the delivery of its services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the medical group, provided that any capitalized costs will be amortized over a five-year period), (b) 10%-15% of the foregoing costs, and (c) any performance bonus amount, as determined by TIH at its sole discretion. The Company's management fee is subordinate to payment of the entities’ obligations.
CIH pays the Company a monthly fee equal to the aggregate amount of (a) its costs of providing management services (including reasonable overhead allocated to the delivery of its services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the entity, provided that any capitalized costs will be amortized over a five-year period), and (b) any performance bonus, as determined by CIH at its sole discretion.
The Company's consolidated balance sheets include the following assets and liabilities from its VIE's (in thousands):

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$379	$45
Accounts receivable	564	94
Prepaid and other current assets	26	29
Total assets	$969	$168

Accounts payable	$9	$7
Accrued liabilities	100	14
Deferred revenue	73	—
Intercompany payable	685	147
Total liabilities	$867	$168

Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

	December 31, 2019	December 31, 2018
Volatility	98.04%	102.90%
Risk-free interest rate	1.81%	2.63%
Weighted average expected life (in years)	6.25	1.29
Dividend yield	0%	0%

For the years ended December 31, 2019 and 2018, losses related to the revaluation of warrant liabilities were $0.1 million, respectively.
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
For the year ended December 31, 2019, four customers accounted for approximately 85% of revenues and four customers accounted for approximately 89% of accounts receivable.
For the year ended December 31, 2018, four customers accounted for approximately 76% of revenues and four customers accounted for approximately 88% of accounts receivable.

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

Recently Issued Accounting Pronouncements
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
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2019-12 on its consolidated financial statements and related footnote disclosures.
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). The ASU requires recognition of an estimate of lifetime expected credit losses as an allowance. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related footnote disclosures.

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

Basic and diluted net loss per share (in thousands, except per share amounts) are as follows:

	December 31,	December 31,
	2019	2018
Net loss	$(25,659)	$(14,212)
Weighted-average shares of common stock outstanding	16,418	15,955
Net loss per share - basic and diluted	$(1.56)	$(0.89)

The following common equivalent shares as of December 31, 2019 and 2018, respectively, issuable upon the exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive:

	December 31,	December 31,
	2019	2018
Warrants to purchase common stock	1,550,975	1,608,996
Options to purchase	4,006,351	3,761,278
Total shares excluded from net loss per share	5,557,326	5,370,274

Note 4. Debt
2024 Notes

In September 2019, the Company entered into a Note Agreement dated September 24, 2019 (the “Note Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”). Under the Note Agreement, the Company initially issued

$35.0 million aggregate principal amount of senior secured notes (the "2024 Notes"), which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes as to which current interest has been accrued during the period ending September 24, 2020, which resulted in interest rate of 15.75% for the year-ended December 31, 2019. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The Company has elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple.

The Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes or reduction of the purchase commitments made on or prior to the second anniversary of the Closing Date must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the Closing Date must be accompanied by a prepayment premium.

In accounting for the issuance of the 2024 Notes, the Company separated the 2024 Notes into liability and equity components. The fair value of the liability component was estimated using an interest rate for debt with terms similar to the 2024 Notes. The carrying amount of the equity component was calculated by measuring the fair value based on the Black-Scholes model. The gross proceeds from the transaction was allocated between liability and equity based on the proportionate value. The debt discount is accreted to interest expense over the term of the 2024 Notes using the interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

December 31, 2019
Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The Company is in compliance with all debt covenants at December 31, 2019.

2022 Loan

In June 2018, the Company entered into a venture loan and security agreement (the “2022 Loan”) with Horizon Technology Finance Corporation (“Horizon”), which provides for up to $7.5 million in loans to the Company. In addition, in June 2018, the Company entered into a loan and security agreement (the “A/R Facility”) in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). The Company borrowed and subsequently repaid $1.9 million on the A/R Facility during the six months ended June 30, 2019.

In March 2019, the Company entered into an amended and restated 2022 Loan with Horizon, which provides for up to $15.0 million in loans to the Company, including initial term loans in the amount of $7.5 million previously funded under the original agreement and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company's achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”). An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019. The Company concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. The Company have met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement. In connection with our entry into the Amended Loan Agreement, the Company issued Horizon 40,279 seven-year warrants to purchase an aggregate of $600,000 (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

The 2022 Loan bears interest at a floating coupon rate of the amount by which one-month LIBOR exceeds 2.00% plus 9.75%. After September 30, 2020, upon the earlier of (i) payment in full of the principal balance of the 2022 Loan, (ii) an event of default and demand by Lender of payment in full or (iii) on the Loan Maturity Date (September 30, 2022), as applicable, the Company shall pay to Lender a payment equal to the greater of $150,000 or 6% of the outstanding principal balance on August 31, 2020.

Upon the issuance of the 2024 Notes, the balance of the 2022 Loan was repaid and terminated. As part of the termination, the Company incurred $1.1 million of early termination costs and wrote off deferred debt issuance costs of $1.5 million, which has been recorded in other income/(expense) in the consolidated statement of operations.

2024 Notes and 2022 Loan

The 2024 Notes and 2022 Loan consist of the following (in thousands):

	December 31,	December 31,
Liability component	2019	2018
Principal	$36,502	$7,950
Less: debt discount	(4,905)	(478)
Net carrying amount	$31,597	$7,472

The following table sets forth total interest expense recognized related to the 2024 Notes and 2022 Loan (in thousands):

	December 31,	December 31,
	2019	2018
Contractual interest expense	$2,653	$388
Accretion of debt discount	394	182
Total	$3,047	$570

Note 5. Stock Based Compensation
Our 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provides for the issuance of 4,530,071 shares of our common stock. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of December 31, 2019, we had 4,006,351 vested and unvested stock options outstanding and 328,369 shares reserved for future awards.
Share-based compensation expense was approximately $5.2 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.

The assumptions used in the Black-Scholes option-pricing model are determined as follows:

	December 31, 2019	December 31, 2018
Volatility	100.34%	100.34% - 102.90
Risk-free interest rate	1.63%-2.60%	2.56% - 2.85%
Expected life (in years)	2.85-6.08	2.4 - 6.08
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2019, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants is as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	1,885,383	$11.46

Stock options granted	1,985,539	7.70
Stock options forfeited and canceled	(109,644)	14.29
Balance, December 31, 2018	3,761,278	$9.44

Exercisable at December 31, 2018	721,766	$17.14

Stock options granted	1,459,289	14.18
Stock options exercised	(195,351)	9.69
Stock options forfeited and canceled	(1,068,865)	10.36
Balance at December 31, 2019	3,956,351	$10.93

Exercisable at December 31, 2019	1,062,178	$11.24

Share-based compensation expense relating to stock options granted to employees and directors was $5.1 million and $2.1 million for the years ended December 31, 2019 and 2018, respectively.
As of December 31, 2019, there was $18.0 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 2.67 years.
Stock Options and Warrants – Non-employees
The Company issued 50,000 stock options to consultants as of December 31, 2019 at a weighted average exercise price of $9.93. Stock option expense related to consultants was $0.1 million for the year ended December 31, 2019.
In addition to stock options granted under the Plan, we have also granted warrants to purchase common stock to certain non-employees that have been approved by our Board of Directors.
A summary of warrants granted to non-employees outstanding as of December 31, 2019 and 2018 is as follows:

	Number of Warrants Outstanding	Weighted- Average Exercise Price
Warrants issued in connection with debt agreements	224,440	$16.04
Warrants issued for services	4,167	13.82
Balance at December 31, 2019	228,607	$16.00

	Number of Warrants Outstanding	Weighted- Average Exercise Price
Warrants issued in connection with debt agreements	9,720	$7.72
Warrants issued for services	24,000	4.68
Balance at December 31, 2018	33,720	$5.56

A summary of warrant activity for the years ended December 31, 2019 and 2018 is as follows:

	Number of Warrants Outstanding	Weighted- Average Exercise Price
Balance at December 31, 2017	2,011,528	$4.85

Warrants granted	33,720	5.56
Warrants exercised	(436,252)	(4.70)
Balance at December 31, 2018	1,608,996	$4.71

Warrants granted	228,607	16.00
Warrants exercised	(232,461)	(4.85)
Warrants expired	(54,167)	(12.46)
Balance at December 31, 2019	1,550,975	$6.08

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
Issuances under this structure are as follows:

Grant Date	Performance Measures	Vesting Term	Performance Period	# of Shares	Exercise Price
December 2017	Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.	Fully vest on January 1, 2023	January 1, 2023	642,307	$7.50
August 2018	Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.	Fully vest on January 1, 2023	January 1, 2023	397,693	$7.50
April 2018	The Options will be divided into five equal tranches and Performance Targets to be established by Board of Directors for each tranche at the beginning of the fiscal year	Amended and vested 115,950 options based on severance agreement	Amended and vested 115,950 options based on severance agreement	115,950	$7.50
August 2018	The Options will be divided into five equal tranches and Performance Targets to be established by Board of Directors for each tranche at the beginning of the fiscal year	Amended and fully forfeited based on severance agreement	Amended and fully forfeited based on severance agreement	—	$7.50
During the quarter ended September 30, 2019, the Company determined that it is not probable to achieve its internal performance targets for the tranche issued for the fiscal year 2019, resulting the reversal of the compensation expense recognized previously for the shares that did not vest.
During the quarter ended December 31, 2019, the company entered into a separation agreement with a key executive as part of restructuring the organization. As part of the agreement, 115,950 of previously forfeited awards were immediately vested. As a result, $1.1 million of stock compensation expense was recorded during the quarter and has been classified in operating expenses' within the consolidated statement of operations. The remaining awards has been forfeited.
Note 6. Leases
Operating leases
In September 2018, the Company signed an operating lease for the new corporate headquarters in Santa Monica, CA (“Santa Monica Headquarters”). The lease agreement includes 7,869 square feet for 60 months commencing in July 2019, which is 30 days following date the premises were ready for occupancy. The base annual rent is approximately $0.6 million subject to annual adjustments.
The Company’s lease liability resulted from the lease of the Santa Monica Headquarters which expires in 2024. This lease does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The lease includes renewal options and escalation clauses; renewal options have not been included in the calculation of the lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. The Company does not act as a lessor or have any leases classified as financing leases. The discount rate used in measuring the lease liability and right of use assets were determined by reviewing our incremental borrowing rate at the measurement date.

As of December 31, 2019, the Company has an operating lease liability of approximately $2.2 million and right-of-use asset of approximately $2.4 million, which are included in the consolidated balance sheets.

As of December 31, 2019, supplemental information related to operating leases was as follows (in thousands):

Consolidated Statement of Operations	Operating Leases
Operating lease expense	$443

Short-term lease rent expense	58

Total rent expense	$501

Consolidated Statements of Cash Flows

Operating cash flows from operating leases	$381

Right-of-use assets obtained in exchange for lease obligations	$2,574

Other Information
Weighted-average remaining lease term	4.5 years

Weighted-average discount rate	10.15%

As of December 31, 2019, the future minimum lease payments under operating leases are as follows (in thousands):

Operating Leases
2020	$581
2021	603
2022	623
2023	644
2024	329
Total lease payments	$2,780
Less: imputed interest	(570)
Present value of lease liabilities	$2,210
Less: current portion	(374)
Lease liabilities, non-current	$1,836

Total rent expense under operating leases was approximately $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

Capital leases
The Company entered into agreements to lease computer equipment during the year ended December 31, 2019. The computer equipment under capital leases is included in right of use asset within the consolidated balance sheets and was $0.4 million as of December 31, 2019. Lease amortization at December 31, 2019 was approximately $0.1 million.

As of December 31, 2019, the future minimum lease payments under capital leases are as follows (in thousands):

Capital Leases
Total lease payments	$406
Less: interest	(28)
Present value of lease liabilities	$378
Less: current portion	(145)
Lease liabilities, non-current	$233

Note 7. Income Taxes
As of December 31, 2019, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $277 million and $39 million, respectively.  The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2019.
Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $70.1 million and $64.1 million against all of its deferred tax assets as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, the total change in valuation allowance was $6.0 million and $1.7 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.
Net deferred tax assets and liabilities for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	2019	2018

Net operating losses	$66,405	$62,800
Stock-based compensation	1,648	873
Interest expense	1,494	—
Accrued liabilities and reserves	744	218
Fixed assets	51	72
Lease liability	658	—
Other temporary differences	23	315
Prepaid expenses	(186)	(176)
Right-of-use asset	(710)	—
Valuation allowance	(70,127)	(64,102)
Net deferred tax asset	$—	$—
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
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	(1.2)%	(29.3)%
Deferred revenue	—%	(2.8)%
Change in Foreign NOLS due to liquidation	—%	(8.3)%
Other	(0.2)%	3.3%
Change in federal valuation allowance	(19.6)%	16.1%
Change in federal NOLs due to 382 study results	—%	—%
Tax provision	—%	—%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2019 and 2018, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with sufficient nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2014, and by the IRS for tax years through 2016. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2019, there have been no material changes to our tax positions.
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

Note 8. Commitments and Contingencies
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The Company entered into financing agreements for computer equipment for $0.4 million. Interest is expensed straight line over three years.
Future minimum lease payments under capital leases and non-cancelable operating leases at December 31, 2019 are as follows (in thousands):

Year	Amount
2020	$737
2021	757
2022	717
2023	644
2024	328
$3,183
Note 9. Related Party Transactions
Accounts payable outstanding with Mr. Peizer for travel and expenses is approximately $0.4 million and $0.4 million as of December 31, 2019 and 2018, respectively.

Note 10. Restricted Cash
In September 2018, the Company entered into a lease agreement for the new corporate office space in Santa Monica, California which required a stand-by letter of credit as guarantee for future rent in the amount of $0.4 million. As of December 31, 2019, long-term restricted cash related to the Santa Monica lease totaled $0.4 million.
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the years ended December 31, 2019 and 2018 (in thousands):

	2019	2018
Cash and cash equivalents	$13,610	$3,091
Restricted cash (current and long-term)	408	479
Total cash, cash equivalents and restricted cash	$14,018	$3,570