Form 10-K/A
period 2019-12-31
CATASYS, INC.
filed 2020-04-29
CIK 1136174

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          . ☑

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

As of April 24, 2020, there were 16,982,992 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

Items 10 through 14 of Item III in Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2020 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events, including any developments relating to the coronavirus (COVID-19) pandemic. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

.

TABLE OF CONTENTS

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits. Financial Statement Schedules

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table lists our executive officers and directors serving at April 24, 2020. Our executive officers are elected annually by our Board of Directors and serve at the discretion of the Board of Directors. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	59	Director, Chairman of the Board and Chief Executive Officer	2003
Brandon H. LaVerne (1)	48	Chief Financial Officer	-
Curtis Medeiros (2)	45	President and Chief Operating Officer	-
Richard A. Berman	74	Director, Chairman of the Audit Committee, and Member of the Nomination and Governance Committee	2014
Michael Sherman	59	Director, Chairman of the Compensation Committee and Chairman of the Nomination and Governance Committee	2017
Edward Zecchini	58	Director, Compensation Committee Member	2018
Diane Seloff	55	Director and Audit Committee Member	2018
Robert Rebak (3)	52	Director, Nomination and Governance Committee Member	2019
Gustavo Giraldo (4)	48	Director, Member of the Audit Committee and Member of the Compensation Committee	2019

(1) Mr. LaVerne was appointed to serve as the Chief Financial Officer of the Company on March 16, 2020.

(2) Mr. Curtis Medeiros was appointed to serve as the President and Chief Operating Officer of the Company replacing Mr. Richard Anderson on December 2, 2019.

(3) Mr. Rebak was appointed to serve as a member of the board of directors in July 2019.

(4) Mr. Giraldo was appointed to serve as a member of the board of directors in November 2019.

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

We believe Mr. Peizer’s qualifications to serve on our board of directors include his role as an investor and executive positions in several private and public companies, including numerous companies in the healthcare field. He has extensive knowledge and experience in the financial and healthcare industries and provides extensive insight and experience with capital markets and publicly traded companies at all stages of development.

Brandon H. LaVerne has served as the Company’s Chief Financial Officer since March 2020. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary since July 2007. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant.

Curtis Medeiros has served as our President and Chief Operating Officer since December 2019. Prior to joining the Company, Mr. Medeiros was the President at OPTUM Analytics overseeing a group that served the analytical needs of external payers, providers and life sciences companies since July 2019. Mr. Medeiros was the President of OPTUM Life Sciences at UnitedHealth Group from 2014 to April 2016, where he focused on creating novel collaboration opportunities that addressed health system challenges. From June 2014 to April 2016, Mr. Medeiros was the Chief Operating Officer and Senior Vice President at OPTUM Life Sciences where he led the OPTUM Life Sciences business, which drives client value by providing best in class real-world data, analytics, consulting and collaborations aimed at improving the health care system for all stakeholders. Prior to joining OPTUM in June 2010, Mr. Medeiros served as a Senior Director at Merck Research Laboratories from January 2009 to May 2010. Mr. Medeiros holds a bachelor’s degree in Chemical Engineering from MIT and an MBA from Harvard Business School.

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

Edward Zecchini has served as the Company’s director since October 2018.  Mr. Zecchini currently serves as Managing Member of IT Analytics LLC.  Prior to that, Mr. Zecchini served as Chief Information Officer at Remedy Partners, Inc. from April 2014 to October 2019, Executive Vice President and Chief Technology Officer at Sandata Technologies, LLC, from May 2010 to March 2014. Earlier in his career he held senior level positions at HealthMarkets, Inc., Thomson Healthcare and SportsTicker, Inc. Mr. Zecchini has over thirty years of experience in the healthcare and information technology industries. Mr. Zecchini holds a Bachelor of Arts degree from the State University of New York at Oswego.  Mr. Zecchini’s business expertise, including his background and extensive experience in information technology and management makes him well-qualified to serve as a member of the board of directors. He is also a Director of Cryoport Inc. Mr. Zecchini became a member of the Cryoport, Inc. (NASDAQ: symbol “CYRX.”) board of directors in September 2013 and serves as Chairman of the Compensation Committee and member of the Audit Committee and Scientific and Technology Committee

We believe Mr. Zecchini’s qualifications to serve on our board of directors include his experience in the healthcare industry, and his current and past experience in numerous private and publicly traded companies.

Diane Seloff has served as the Company’s director since October 2018. She is currently the Interim Chief Operating Officer at CareBridge and was part of the founding leadership team.  She served as Chief Operating Officer at Aspire Health since October 2013 through August 2019 including engaged in the sale to Anthem in June of 2018 and led the integration with Anthem and CareMore. As Aspire Health’s Chief Operating Officer, Ms. Seloff built all the corporate functions for the company in its first two years and was responsible for running and transforming Aspire Health’s operations. She previously held senior executive roles in operations and development at other healthcare services and technology companies, including Vanderbilt University Medical Center from October 2007 to July 2013. Ms. Seloff began her career as a management consultant—first at Arthur Andersen & Company and later at KPMG Peat Marwick. Ms. Diane Seloff possesses over 25 years of experience in the broader healthcare industry and has diverse experience in operations, human capital, finance, technology, strategic planning and business development in healthcare, financial services, and logistics. Ms. Seloff received her MBA from Columbia University in 1990 and received her BS in Engineering from University of Michigan in 1984.

We believe Ms. Seloff’s qualifications to serve on our board of directors include her extensive experience as an executive in several healthcare firms. In addition, as a board member we believe she has an understanding of our customer base and current developments and strategies in the health insurance industry.

Robert Rebak has served as the Company’s director since July 2019. Mr. Rebak currently serves as the Chief Executive Officer of Forefront Telecare, a behavioral telehealth company serving seniors in rural health systems in 20 US states, where he is responsible for company vision, strategy, growth, culture, and overall operating performance since January 2019. From June 2016 to June 2018, he served as the President and Chief Executive Officer of AbleTo, a behavioral telehealth company serving adult health plan members nationwide. From November 2014 to March 2016, he served as President, Consumer Solutions for Sharecare, a health and wellness patient engagement platform. He joined Sharecare through its acquisition of QualityHealth, a digital patient acquisition and engagement platform, where he was Chairman and Chief Executive Officer from February 2009 to November 2014. Mr. Rebak previously served as Managing Partner of Rosetta, from June 2005 to January 2007. He joined Rosetta through its acquisition of SimStar, where he served as President of the healthcare-specific digital marketing firm from February 1999 to June 2005. He has raised over $60 million in growth capital from both strategic and financial investors and has led two successful company sale transactions. Mr. Rebak has served on both private equity backed companies and not-for-profit Boards, and currently serves as a Board Director of the Quell Foundation. Mr. Rebak holds an MBA in Finance and Marketing from the University of Chicago Booth School of Business and a BA in History and Economics from Vanderbilt University.

We believe Mr. Rebak ’s qualifications to serve on our board of directors include his experience in the banking and securities industry and his experience in the healthcare industry.

Gustavo Giraldo has served as the Company’s director since November 2019. Mr. Giraldo currently serves as the Regional Vice President and the Head of Latin America for Centene Corporation. From April 2016 to December 2019, Mr. Giraldo served as the president of behavioral and specialty health at Magellan Healthcare, where he has been responsible for the strategic development and profitable growth of Magellan Healthcare’s health plan, employer, provider segments, state carve-out behavioral health and federal markets. From April 2015 to April 2016, Mr. Giraldo served as the Chief Operating Officer for Chubb’s Latin American life, accident and health business where he was responsible for the lead sales and distribution for a division of the company. He served as the Chief Operating Officer of Cigna’s Chinese life insurance joint venture from September 2001 to March 2015, and the Founder and Regional Managing Director for Cigna’s Asian health insurance businesses. Mr. Giraldo has more than 20 years of leadership in the insurance industry, including a track record of initiating, leading and growing domestic and global healthcare businesses. Mr. Giraldo earned his bachelor’s degree in mathematics from The Florida State University in 1996 and his master’s degree in business administration from the University of Pennsylvania’s Wharton School of Business in 2006.

We believe Mr. Giraldo’s qualifications to serve on our board of directors include his experience in the healthcare industry and his current and past experience in numerous private and publicly traded companies.

Independence of the Board of Directors

Our common stock is traded on the NASDAQ Capital Market. The Board of Directors has determined that six of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Sherman, Zecchini, Rebak, Giraldo and Ms. Seloff are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

2019 Meetings and Attendance

During 2019, the Board held 5 meetings. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

Committees of the Board of Directors

Audit committee

Our audit committee currently consists of three directors, Messrs. Berman and Giraldo and Ms. Seloff with Mr. Berman serving as the chairman of the audit committee. Mr. Giraldo was appointed to serve as a member of the Audit Committee in November 2019. The audit committee had 4 meetings during the 2019 year. The Board of Directors has determined that each of the members of the audit committee were independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Nominations and governance committee

Our nominations and governance committee currently consists of three members Messrs. Sherman, Berman and Rebak, who are all independent as defined by the NASDAQ rules. Mr. Rebak was appointed to serve as a member of the nominations and governance committee in November 2019. The nominations and governance committee had 5 meetings during 2019. Mr. Sherman serves as the chairman of the nominations and governance committee. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Catasys, Inc., 2120 Colorado Ave., Suite 230, Santa Monica, CA 90404. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. The nominations and governance committee considers a potential candidate's experience, areas of expertise, and other factors relative to the overall composition of the board of directors.

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

Compensation committee

The compensation committee currently consists of three directors Messrs. Sherman, Zecchini, and Giraldo, who are independent as defined by the NASDAQ rules. Mr. Giraldo was appointed to serve as a member of the Compensation Committee in November 2019. During 2019, the compensation committee held three meetings. Mr. Sherman serves as the chairman of the compensation committee. The compensation committee reviews and recommends to the board of directors for approval and compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.catasys.com.

Executive Officers

The following sets forth information regarding Mr. Christopher Shirley, a non-director and our former Chief Financial Officer, Mr. Richard A. Anderson, our former President and Chief Operating Officer, Mr. Curtis Medeiros, our current President and Chief Operating Officer, and Mr. Brandon H. LaVerne, our newly appointed Chief Financial Officer as of the date of this 10-K/A. For information regarding Terren S. Peizer, our Chief Executive Officer and Chairman, see “Director, Executive Officers and Corporate Governance” above.

Christopher Shirley served as the Company’s Chief Financial Officer from May 2017 to March 2020. He joined the Company with approximately 20 years of finance experience, including senior leadership roles at healthcare technology and big data companies.  Most recently, Mr. Shirley served as the Chief Financial Officer of Sentient Science Corporation from September 2016 until February 2017. Previously, as CFO of GE Intelligent Platforms from March 2015 until September 2016, he led the finance function during a period of rapid expansion.  Prior to joining GE Digital, from March 2014 until March 2015, Mr. Shirley was the Financial Integration Leader for GE Healthcare, where he led the financial integration and delivery of deal model expectations following its acquisition of API Healthcare. Before his role as Financial Integration Leader for GE Healthcare, Mr. Shirley served as Global Finance Manager of GE Healthcare beginning in June 2011. Mr. Shirley obtained his BS in finance from DePaul University in 1999.

Richard A. Anderson served as a member of our management team from April 2005 to December 2019, and previously served as a director from July 2003 to November 2018. He served as our President and Chief Operating Officer since July 2008; in this role he was primarily responsible for the creation and leadership of our OnTrak solution. He has more than twenty-five years of experience in business development, strategic planning, operations, finance and management, with more than 15 years of that in the healthcare field. Prior to joining the Company, he held senior level financial and operational positions in healthcare and financial companies, and served as a director in PriceWaterhouseCoopers LLP’s business assurance and transaction support practices. He received a B.A. in Business Economics from University of California, Santa Barbara.

Mr. Curtis Medeiros has served as our President and Chief Operating Officer since December 2019. Prior to joining the Company, Mr. Medeiros was the President at OPTUM Analytics overseeing a group that served the analytical needs of external payers, providers and life sciences companies since July 2019. Mr. Medeiros was the President of OPTUM Life Sciences at UnitedHealth Group from 2014 to April 2016, where he focused on creating novel collaboration opportunities that addressed health system challenges. From June 2014 to April 2016, Mr. Medeiros was the Chief Operating Officer and Senior Vice President at OPTUM Life Sciences where he led the OPTUM Life Sciences business, which drives client value by providing best in class real-world data, analytics, consulting and collaborations aimed at improving the health care system for all stakeholders. Prior to joining OPTUM in June 2010, Mr. Medeiros served as a Senior Director at Merck Research Laboratories from January 2009 to May 2010. Mr. Medeiros holds a bachelor’s degree in Chemical Engineering from MIT and an MBA from Harvard Business School.

Brandon H. LaVerne has served as the Company’s Chief Financial Officer since March 2020. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary since July 2007. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions.  Our code of ethics is accessible on our website at http://www.catasys.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

Delinquent Section 16(a) Reports

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

       To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2019 were timely filed, except that an initial report of ownership was filed late by Messrs. Rebak, Giraldo and Medeiros.

Anti-Hedging Policy

We have adopted an insider trading policy that includes a provision restricting trading of any interest or provision relating to the future price of our securities, such as a put, call or short sale.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2019 and 2018 to (1) our Chief Executive Officer, (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2019 and were serving as executive officers as of such date, and (3) our former President and Chief Operating Officer, who would have qualified pursuant to foregoing clause (2) except that he was not serving as an executive officer as of December 31, 2019.

					All
					Other
Name and					Compen-
Principal Position	Year	Salary ($)	Bonus ($)	Stock/Option Award ($)	sation ($) (4)	Total ($)

Terren S. Peizer,	2019	450,000	-	-	13,233	463,233
Chairman and	2018	450,000	-	1,946,309	15,497	2,411,806
Chief Executive Officer

Richard A. Anderson,	2019	421,278	-	2,659,036	34,367	3,114,681
Former President and	2018	408,205	-	868,858	27,884	1,304,947
Chief Operating Officer(1)

Curtis Medeiros	2019	16,346	-	3,706,661	-	3,723,007
President and Chief Operating Officer (2)	2018	-	-	-	-	-

Christopher Shirley,	2019	285,000	-	851,615	17,940	1,154,555
Chief Financial	2018	285,000	15,000	-	16,013	316,013
Officer (3)

(1)

Mr. Richard A. Anderson resigned from his position as the President and Chief Operating Officer of the Company on December 2, 2019. As part of his separation agreement, Mr. Anderson continued as a Special Advisor to the Company, with a transition period beginning December 2, 2019 and ending one-year from this date (the “Transition Period”). During the Transition Period, Mr. Anderson will receive: (1) the equivalent of his one year’s base salary, payable in equal installments consistent with the Company’s regular payroll cycle; (2) existing health benefits through December 2, 2020 or until such time as Mr. Anderson becomes eligible for similar benefits through another employer; (3) at the beginning of the 2019 fiscal year and prior to Mr. Anderson’s resignation, $1.5 million of performance based award was deemed to be granted when the fiscal year 2019 performance targets were approved and set by the board of directors. This was ultimately forfeited upon resignation and as part of his separation agreement, 115,950 of his stock options previously granted under our 2017 stock incentive plan became immediately vested, resulting in additional $1.1 million black-scholes value in 2019 and (4) a vacation payout of $48,000 payable at the conclusion of the Transition Period. On December 30, 2019, Mr. Anderson exercised his right to cease providing services to the Company under his separation agreement and will continue receiving severance according to the terms listed under the Transition Period.

(2)	Mr. Curtis Medeiros was appointed to serve as the President and Chief Operating Officer of the Company replacing Mr. Richard Anderson on December 2, 2019.
(3)	Mr. Shirley resigned from his position as the Chief Financial Officer of the Company effective March 16, 2020.
(4)	Includes group medical and dental benefits, group life insurance premiums, accidental death, long-term disability insurance and parking.

Narrative Disclosures to Summary Compensation Table

Executive employment agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Chairman and Chief Executive Officer, Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer received an annual base salary of $450,000 in each of 2019 and 2018. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2019 and 2018. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. Mr. Peizer was not granted any equity awards during 2019 and was granted 397,693 equity awards during 2018. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

President and Chief Operating Officer

We entered into a three-year employment agreement with Mr. Medeiros dated November 15, 2019 and commencing on December 2, 2019 (the “Commencement Date”), with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. Medeiros received an annual base salary of $16,346 in 2019. Mr. Medeiros was eligible for an annual bonus targeted at 100% of his base salary based on achieving certain milestones. Mr. Medeiros did not receive any annual bonus during the fiscal period ended December 31, 2019. Mr. Medeiros received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. Medeiros was granted 300,000 equity awards during 2019 and a common stock grant valued at $400,000 based upon the closing price of our stock on his Commencement Date. All unvested options vest immediately in the event of a change in control. In the event that Mr. Medeiros is terminated without good cause the option will continue to vest for a period of twelve months following the date of termination. In the event that Mr. Medeiros is terminated without good cause or resigns with good reason prior to the end of the term, on the six month anniversary of his termination he will receive a lump sum payment equal to twelve months base salary plus a pro-rata share of any bonus earned for the year of termination.

Former President and Chief Operating Officer

We entered into a four-year employment agreement with our former President and Chief Operating Officer, Richard A. Anderson, effective April 19, 2005, as amended on July 16, 2008, as amended as of December 30, 2008 and as amended on April 10, 2018. The April 10, 2018 amendment to his employment agreement has a five-year term, and automatically renews for additional three-year terms unless otherwise terminated. Mr. Anderson received an annual base salary of $421,278 in 2019 and $408,205 in 2018. Mr. Anderson was eligible for an annual bonus targeted at 50% of his base salary based on achieving certain milestones. Mr. Anderson did not receive any annual bonus during the fiscal years ended December 31, 2019 and 2018.  Mr. Anderson’s compensation was adjusted each year by an amount not less than the Consumer Price Index. Mr. Anderson received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. Anderson was not granted any equity awards during 2019 and granted 1,040,000 equity awards during 2018. Mr. Anderson resigned from his position as the President and Chief Operating Officer of the Company on December 2, 2019. As part of his separation agreement, Mr. Anderson continued as a Special Advisor to the Company, with a transition period beginning December 2, 2019 and ending one-year from this date (the “Transition Period”). During the Transition Period, Mr. Anderson will receive (1) the equivalent of his one year’s base salary, payable in equal installments consistent with the Company’s regular payroll cycle; (2) existing health benefits continued through December 2, 2020 or until such time as Mr. Anderson becomes eligible for similar benefits through another employer; (3) 115,950 of his stock options previously granted under our 2017 stock incentive plan which shall immediately vest, and (4) a vacation payout of $48,000 payable at the conclusion of the Transition Period. On December 30, 2019, Mr. Anderson exercised his right to cease providing services to the Company under his separation agreement and will continue receiving severance according to the terms listed under the Transition Period.

Former Chief Financial Officer

We entered into a two-year employment agreement with Mr. Shirley effective May 31, 2017, which automatically renews for an additional two-year term unless terminated by either party within 90 days of the end of the initial term. Mr. Shirley’s employment agreement was amended on December 16, 2019, pursuant to which Mr. Shirley’s base salary was increased from $285,000 to $345,000 annually, and Mr. Shirley was entitled to receive a qualified incentive stock option to purchase 65,000 shares of common stock under and subject to all the provisions of the Company’s 2017 Stock Incentive Plan. Mr. Shirley received an annual base salary of $285,000 in 2019 and $285,000 in 2018, and is eligible for a bonus targeted at 40% of his base salary based on achieving certain milestones. Mr. Shirley did not receive any annual bonus during the fiscal year ended December 31, 2019 and received a guaranteed bonus of $15,000 during the 2018 year. Mr. Shirley was granted 65,000 equity awards during 2019 and no equity awards during 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2019.

		Number of
	Number of	Securities
	Securities	Underlying
	Underlying	Unexercised		Option
	Unexercised	Options (#)		Exercise	Option
	Options (#)	Unexer-		Price	Expiration
Name	Exercisable	cisable		($)	Date
Terren S. Peizer	24,750	-		105.60	12/09/20
	-	642,307	(1)	7.50	12/19/27
	-	397,693	(1)	7.50	08/02/28
	24,750	1,040,000

Richard A. Anderson	115,950	-	(2)	7.50	03/29/20

Curtis Medeiros	-	300,000	(3)	15.55	12/02/29

Christopher Shirley (4)	67,500	67,500	(5)	7.50	12/19/27
	2,600	62,400	(6)	16.48	12/16/29
	70,100	129,900

(1)

Mr. Peizer’s options shall vest on January 1, 2023, if the Volume Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.

(2)	Per Mr. Anderson’s separation agreement 115,950 of Mr. Anderson’s previously issued stock options became immediately vested and all other option grants made to him during his employment terminated.
(3)	One third of Mr. Medeiros stock options vest one-year from grant date and the remaining stock options vest equally over the next 24 months.
(4)	Mr. Shirley resigned from his position as the Chief Financial Officer of the Company effective March 16, 2020.
(5)	One quarter of Mr. Shirley’s stock options vest one-year from grant date and the remaining stock options vest equally over the next 36 months.
(6)	2,600 of Mr. Shirley’s stock options shall vest on each of 25 equal monthly installments beginning on December 19, 2019.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Potential payments upon termination

The following summarizes the payments that the named executive officers would have received if their employment had terminated on December 31, 2019.

If Mr. Peizer's employment had terminated due to disability, he would have received insurance and other fringe benefits for a period of one year thereafter, with a value equal to approximately $10,000. If Mr. Peizer had been terminated without good cause or resigned for good reason, he would have received a lump sum payment of $2,729,000, based upon: (i) three years of additional salary at $450,000 per year; (ii) three years of additional bonus of $450,000 per year; and (iii) three years of fringe benefits, with a value equal to approximately $29,000.

If Mr. Medeiros had been or is terminated without good cause, he would have received a lump sum payment of approximately $425,000, equal to one year of salary, payable on the six month anniversary of his termination plus a pro-rata share of any bonus earned for the year of termination.

If Mr. Shirley had been or is terminated without good cause, he would have received a lump sum payment of approximately $172,500, equal to six months’ salary, plus a pro-rata share of any bonus earned in the year of termination.

Potential payments upon change in control

Upon a change in control, the unvested stock options of each of our named executive officers would have vested, with the values set forth above.

If Mr. Peizer had been terminated without good cause or resigned for good reason within twelve months following a change in control, he would have received a lump sum payment of $2,729,000, as described above, plus a tax gross up of approximately $682,000.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2019. Except as set forth in the table, during 2019, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form.

	Option
Name	awards ($)	Total ($)
Richard A. Berman	91,671	91,671
Richard J. Berman (1)	33,873	33,873
Michael Sherman	83,609	83,609
Edward J. Zecchini	290,780	290,780
Sharon R. Gabrielson (2)	175,815	175,815
Diane Seloff	272,798	272,798
Robert Rebak (3)	186,287	186,287
Gustavo A. Giraldo (4)	-	-

(1) Mr. Berman resigned from his position as a director of the Company on July 16, 2019.

(2) Ms. Gabrielson resigned from her position as a director of the Company on November 15, 2019.

(3) Mr. Rebak was appointed to serve as a member of our board of directors in July 2019.

(4) Mr. Giraldo was appointed to serve as a member of our board of directors in November 2019.

Notes to director compensation table:

Amounts reflect the compensation expense recognized in the Company's financial statements in 2019 for non-employee director stock options, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

Outstanding equity awards held by non-employee directors as of December 31, 2019, were as follows:

		Aggregate
		grant date
	Options	fair market value
	outstanding	options
	(#)	outstanding ($)
Richard A. Berman	150,032	$777,513
Richard J. Berman (1)	25,172	98,950
Michael Sherman	98,834	250,826
Edward J. Zecchini	85,551	535,927
Sharon R. Gabrielson (2)	35,647	219,773
Diane Seloff	85,551	513,449
Robert Rebak (3)	85,551	1,117,722
Gustavo A. Giraldo (4)	8,360	79,576
	574,698	$3,593,736

(1) Mr. J. Berman resigned from his position as a director of the Company on July 16, 2019.

(2) Ms. Gabrielson resigned from her position as a director of the Company on November 15, 2019.

(3) Mr. Rebak was appointed to serve as a member of our board of directors in July 2019.

(4) Mr. Giraldo was appointed to serve as a member of our board of directors in November 2019.

There were a total of 574,698 stock options outstanding to directors as of December 31, 2019, with an aggregate grant date fair value of $3.6 million, the last of which vest in June 2022.  There were 293,623 options granted to non-employees during 2019 and 235,081 options granted to non-employees during 2018.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2019.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	4,006,351	$10.92	325,162

Equity compensation plans not approved by security holders	-	-	-

Total	4,006,351	$10.92	325,162

(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. In August 2018, stockholders approved an amendment to the 2017 Plan to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Under the 2017 Amended Plan, we can grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2019, 325,162 equity awards remained reserved for future issuance under the 2017 Plan.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of Messrs. Michael Sherman, Edward Zecchini, and Gustavo A. Giraldo. No current or expected member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

No current or expected member of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 24, 2020 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 24, 2020 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 16,982,992 shares of common stock outstanding on April 24, 2020.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	9,119,155	1,273,939	10,393,094	56.9%
Richard A. Berman (5)	-	154,056	154,056	*
Michael Sherman (6)	15,550	102,992	118,542	*
Edward J. Zecchini (7)	-	42,776	42,776	*
Diane Seloff (8)	-	42,776	42,776	*
Robert Rebak (9)	8,200	21,388	29,588	*
Gustavo Giraldo (10)	-	3,550	3,550	*
Curtis Medeiros (11)	65,821	-	65,821	*
Brandon H. LaVerne (12)	-	-	-	*
All directors, director nominee and named executive officers as a group (9 persons)	9,208,726	1,641,477	10,850,203	58.3%

* Less than 1%

(1)	Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 2120 Colorado Ave., Suite 230, Santa Monica, CA 90404.
(2)

The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)

On April 24, 2020, there were 16,982,992 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after April 24, 2020, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)

Consists of warrants to purchase 1,249,189 shares of common stock and options to purchase 24,750 shares of common stock, which are exercisable within 60 days. 9,130,849 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 154,056 shares of common stock, which are exercisable within the next 60 days.
(6)	Consists of 15,550 shares of common stock and options to purchase 102,992 shares of common stock, which are exercisable within the next 60 days.
(7)	Includes options to purchase 42,776 shares of common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 42,776 shares of common stock, which are exercisable within the next 60 days.
(9)

Mr. Rebak was appointed to serve as a member of the Board on July 18, 2019. Consists of 8,200 shares of common stock and options to purchase 21,388 shares of common stock, which are exercisable within the next 60 days.

(10)	Mr. Giraldo was appointed to serve as a member of the Board on November 19, 2019. Includes options to purchase 3,550 shares of common stock, which are exercisable within the next 60 days.
(11)	Mr. Medeiros was appointed to serve as the President and Chief Operating Officer of the Company on December 2, 2019. Consists of 65,821 shares of common stock.
(12)	Mr. LaVerne was appointed to serve as the Chief Financial Officer of the Company on March 16, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2019 and 2018 and fees billed for other services rendered during those periods.

	2019	2018
Audit fees (1)	$348,250	$156,100
Audit-related fees	-	-
Tax fees:	-	-
All other fees:	-	-
Total	$348,250	$156,100

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

 ITEM 15. EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES

(a)(3) Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of Catasys, Inc., incorporated by reference to Appendix A to Catasys, Inc.’s Definitive Schedule 14 C filed with the Securities and Exchange Commission on October 4, 2019.

3.6	By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.6 of Catasys, Inc’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2019.
4.1

Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005, on March 16, 2016.

4.2	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.
4.3	Form of Horizon Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
4.4	Form of Senior Secured Note, incorporated by reference to Catasys, Inc's Form 8-K filed with the Securities Exchange Commission on September 25, 2019.
4.5	Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019.
4.6	Description of Securities, incorporated by reference to exhibit 4.6 of Catasys, Inc.’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.
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

10.11#

Employment Agreement dated March 16, 2020 by and between the Company and Mr. Brandon H. LaVerne, incorporated by reference to Exhibit 10.1 of Catasys, Inc’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2020.

14.1

Code of Conduct and Ethics, incorporated by reference to exhibit of the same number of Catasys Inc.’s annual report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

21.1**	Subsidiaries of the Company.
23.2**	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP.
31.1**	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Previously filed or furnished.

# Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATASYS, INC.

Date: April 29, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)