Form 10-Q
period 2020-03-31
CATASYS, INC.
filed 2020-05-07
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
Commission File Number 001-31932
____________________________
CATASYS, INC.
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 1, 2020, there were 16,985,292 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Catasys,” “Catasys, Inc.” “we,” “us,” “our” or the “Company” mean Catasys, Inc., wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CATASYS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and restricted cash	$12,001	$13,610
Receivables, net	2,982	3,615
Unbilled receivables	2,719	2,093
Deferred costs	847	341
Prepaid expenses and other current assets	986	733
Total current assets	19,535	20,392
Long-term assets:
Property and equipment, net	142	150
Restricted cash, long-term	408	408
Deferred costs, long-term	156	112
Right-of-use assets	2,646	2,793
Total assets	$22,887	$23,855

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,734	$1,385
Accrued compensation and benefits	2,816	3,640
Deferred revenue	6,710	5,803
Current portion of lease liabilities	533	519
Other accrued liabilities	2,739	2,060
Warrant liabilities	627	691
Total current liabilities	15,159	14,098
Long-term liabilities:
Long-term debt, net	33,250	31,597
Long-term lease liabilities	1,931	2,069
Total liabilities	50,340	47,764

Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 16,876,581 and 16,616,165 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	311,454	307,403
Accumulated deficit	(338,909)	(331,314)
Total stockholders' deficit	(27,453)	(23,909)
Total liabilities and stockholders' deficit	$22,887	$23,855
See notes to condensed consolidated financial statements.

CATASYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Revenue	$12,338	$6,811
Cost of revenue	7,233	3,027
Gross profit	5,105	3,784

Operating expenses	11,109	6,299
Operating loss	(6,004)	(2,515)

Other income / (expense)	62	(85)
Interest expense	(1,653)	(321)
Net loss	$(7,595)	$(2,921)

Net loss per share, basic and diluted from operations:	$(0.45)	$(0.18)

Weighted-average shares used to compute basic and diluted net loss per share	16,693	16,198
See notes to condensed consolidated financial statements.

CATASYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(in thousands, except share and per share data)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Warrant exercised	11,049	—	20	—	20
Stock option exercised	223,643	—	1,759	—	1,759
Stock compensation expense	25,724	—	2,272	—	2,272
Net loss	—	—	—	(7,595)	(7,595)
Balance at March 31, 2020	16,876,581	$2	$311,454	$(338,909)	$(27,453)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	—	86	—	86
Warrant exercised	20,000	—	100	—	100
Stock compensation expense	—	—	1,024	—	1,024
Net loss	—	—	—	(2,921)	(2,921)
Balance at March 31, 2019	16,205,146	$2	$297,898	$(308,576)	$(10,676)

See notes to condensed consolidated financial statements.

CATASYS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash flows used in operating activities
Net loss	$(7,595)	$(2,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,272	1,024
Depreciation	23	38
Amortization	347	100
Change in fair value of warrants	(64)	91
Deferred rent	—	(26)
Changes in operating assets and liabilities:
Accounts payable	349	322
Leases liabilities	(88)	—
Other accrued liabilities	(145)	(261)
Prepaid and other current assets	(612)	(6)
Deferred revenue	907	(501)
Receivables	633	(2,219)
Unbilled receivables	(626)	—
Net cash used in operating activities	(4,599)	(4,359)

Cash flows used in investing activities
Purchase of property and equipment	(14)	—
Net cash used in investing activities	(14)	—

Cash flows provided by financing activities
Proceeds from revolving loan	—	2,500
Proceeds from 2024 Notes	1,453	—
Debt issuance costs	—	(105)
Proceeds from warrant exercise	20	100
Proceeds from options exercise	1,567	—
Capital lease obligations	(36)	(2)
Net cash provided by financing activities	3,004	2,493

Net decrease in cash and restricted cash	(1,609)	(1,866)

Cash and restricted cash at beginning of period	14,018	3,570
Cash and restricted cash at end of period	$12,409	$1,704

Supplemental disclosure of cash flow information:
Interest paid	$—	$192
Non cash financing and investing activities:
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	86
Warrants issued in connection with revolving loan	—	461
Stock options exercise in transit	192

See notes to condensed consolidated financial statements.

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1. Organization
Company Overview
Catasys, Inc. (“Catasys” or the “Company”) is AI-powered and telehealth-enabled, virtualized outpatient healthcare treatment company whose mission is to help improve the health and save the lives of as many people as possible. The Company’s platform, Catasys PRETM (Predict-Recommend-Engage), organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. The PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payers.

The Company’s integrated, technology-enabled OnTrak solution, a critical component of the Catasys PRE platform, is designed to identify and treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. The Company has the ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. OnTrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and inmarket Community Care Coordinators who address the social and environmental determinants of health, including loneliness.

Basis of Presentation
The accompanying condensed consolidated financial statements include Catasys, Inc. and its wholly-owned subsidiaries and variable interest entities (VIE's). The accompanying condensed consolidated financial statements for Catasys, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2019, from which the balance sheet, as of December 31, 2019, has been derived. The Company operates as one segment. Certain prior period amounts reported in condensed consolidated financial statements and notes have been reclassified to conform to current period presentation.
As of March 31, 2020, cash and restricted cash was $12.4 million and working capital was approximately $4.4 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months, with an average monthly cash burn rate is approximately $1.5 million for the three months ended March 31, 2020. The Company expects the current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
The Company’s ability to fund ongoing operations is dependent on several factors. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, the Company’s funding is dependent upon the success of management’s plan to increase revenue and control expenses. The Company currently operates its OnTrak solutions in thirty states, as well as the nation's capital. The Company provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. The Company generates fees from its launched programs and expects to increase enrollment and fees in the near future.
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

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Recently Adopted Accounting Standards
In August 2018, the FASB issued Accounting Standard Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. The adoption of of this ASU 2018-13 on January 1, 2020 did not have an impact on its financial statements.
Recently Issued Accounting Pronouncements
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
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). The ASU requires recognition of an estimate of lifetime expected credit losses as an allowance. For small reporting public companies, the amendments are effective for annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related footnote disclosures.

Note 2. Accounts Receivable
The following table is a summary of concentration of credit risk by customer revenues and accounts receivables:

	Three Months Ended March 31,
Percentage of Revenue	2020	2019
Largest customer	48.2%	26.5%
2nd largest customer	18.2%	25.8%
3rd largest customer	14.7%	16.2%
4th largest customer	10.0%	11.5%
Remaining customers	8.9%	20.0%
	100.0%	100.0%

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Percentage of Accounts Receivable	March 31, 2020	December 31, 2019
Largest customer	37.6%	54.3%
2nd largest customer	31.9%	15.7%
3rd largest customer	22.4%	15.2%
4th largest customer	4.7%	3.6%
Remaining customers	3.4%	11.2%
	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense for the three months ended March 31, 2020 and March 31, 2019.
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
Basic and diluted net loss per share (in thousands, except per share amounts) are as follows:

	Three months ended
	March 31, 2020	March 31, 2019
Net loss	$(7,595)	$(2,921)
Weighted-average shares of common stock outstanding	16,693	16,198
Net loss per share - basic and diluted	$(0.45)	$(0.18)
The following common equivalent shares as of March 31, 2020 and 2019, issuable upon exercise of stock options and warrants have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive:

	March 31, 2020	March 31, 2019
Warrants to purchase common stock	1,539,926	1,625,108
Options to purchase common stock	3,961,490	4,341,116
Total	5,501,416	5,966,224

Note 4. Stock Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provides for the issuance of 4,806,513 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of March 31, 2020, the Company had 3,961,490 vested and unvested stock options outstanding and 397,098 shares reserved for future awards.

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Share-based compensation expense was approximately $2.3 million and $1.0 million for the quarters ended March 31, 2020 and 2019, respectively. The company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020.
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

March 31, 2020
Volatility	78.00%
Risk-free interest rate	1.42%-1.55%
Expected life (in years)	2.75-6.08
Dividend yield	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the quarter ended March 31, 2020, reflects the application of the simplified method prescribed in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2019	4,006,351	$10.92
Granted	638,563	14.95
Exercised	(223,643)	7.87
Forfeited	(459,781)	12.22
Outstanding as of March 31, 2020	3,961,490	$11.59
Options vested and exercisable as of March 31, 2020	1,022,419	$11.72

As of March 31, 2020, there was $19.1 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 2.7 years.
Warrants
The Company did not issue any stock options to consultants during the three month ended March 31, 2020 compared to 50,000 stock options at a weighted average exercise price of $9.93 for the three month ended March 31, 2019. Stock option expense related to consultants was $0.03 million and $0.01 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.9 years.
A summary of warrants activity for non-employees is as follows:

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	1,550,975	$6.08
Issued	—	—
Expired	—	—
Exercised	(11,049)	$1.80
Outstanding as of March 31, 2020	1,539,926	$6.12
Warrants exercisable as of March 31, 2020	1,539,926	$6.12
There were no warrants issued in the three months ended March 31, 2020, compared with 40,279 in the three months ended March 31, 2019. Of the total outstanding warrants as of March 31, 2020, 1,249,189 are held by Acuitas Group Holdings LLC, whose sole managing member is the Company's chairman and chief executive officer.
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based and market-based stock options. The performance-based options vest upon the Company meeting certain revenue targets and the total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The market-based options vest upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized is based on a monte carlo simulation that factors in the probability of the award vesting. The following table summarizes the Company’s outstanding awards under this structure:

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

During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock compensation expense.
Note 5. Leases
Operating leases

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In September 2018, the Company signed an operating lease for the new corporate headquarters in Santa Monica, CA (“Santa Monica Headquarters”). The lease agreement includes 7,869 square feet for 60 months commencing in July 2019, which is 30 days following the date the premises were ready for occupancy. The base annual rent is approximately $0.6 million subject to annual adjustments.
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
As of March 31, 2020, the Company has an operating lease liability of approximately $2.1 million and right-of-use asset of approximately $2.3 million, which are included in the condensed consolidated balance sheets.
Quantitative information for the operating lease is as follows:

Condensed Consolidated Statement of Operations (In thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Operating lease expense	$166	$74
Short-term lease rent expense	27	3
Total rent expense	$193	$77

Condensed Consolidated Statements of Cash Flows (In thousands)	For the Three Months Ended March 31, 2020	For the Three Months Ended March 31, 2019
Cash paid for Operating Lease Liabilities	$143	$99

Other Information	March 31, 2020	March 31, 2019
Weighted-average remaining lease term – operating leases (years)	4.3	0.0
Weighted-average discount rate – operating leases	10.15%	9.25%
Maturities of the operating lease liabilities are as follows:

(In thousands)	Amount
Remaining in 2020	$438
2021	603
2022	623
2023	644
2024	328
Total lease payments	2,636
Less: imputed interest	(513)
Present value of lease liabilities	2,123
Less: current portion	(389)
Lease liabilities, non-current	$1,734
The Company incurred rent expense of approximately $0.2 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Capital leases
The Company engaged in agreements to lease computer equipment during the quarter ended March 31, 2020. The computer equipment under capital leases is included in right of use asset within the condensed consolidated balance sheets and was $0.3 million as of March 31, 2020. Lease amortization at March 31, 2020 was approximately $0.04 million.
As of March 31, 2020, the future minimum lease payments under capital leases are as follows (in thousands):

For the Three Months Ended March 31, 2020
Total lease payments	$367
Less: interest	(26)
Present value of lease liabilities	341
Less: current portion	(144)
Lease liabilities, non-current	$197

Note 6. Debt
2024 Notes
In September 2019, the Company entered into a Note Agreement dated September 24, 2019 (the “Note Agreement”) with certain subsidiaries of the Company party thereto as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”). Under the Note Agreement, the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "2024 Notes"), which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes with interest rate of 15.75% for the three months ended March 31, 2020. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The Company has elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $1.5 million in the form of payment in kind of the interest component during the three months ended March 31, 2020.

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

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

March 31, 2020
Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The Company is in compliance with all debt covenants as of March 31, 2020.

The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal	$37,955	$36,502
Less: debt discount	(4,705)	(4,905)
Net carrying amount	$33,250	$31,597

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

In March 2019, the Company entered into an amended and restated 2022 Loan with Horizon, which provides for up to $15.0 million in loans to the Company, including initial term loans in the amount of $7.5 million previously funded under the original agreement and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company's achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”). An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019. The Company concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. The Company met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement. In connection with the Company's entry into the Amended Loan Agreement, the Company issued Horizon 40,279 seven-year warrants to purchase an aggregate of up to $600,000 of the Company's common stock (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

The 2022 Loan bore interest at a floating coupon rate of the amount by which one-month LIBOR exceeds 2.00% plus 9.75%. After September 30, 2020, upon the earlier of (i) payment in full of the principal balance of the 2022 Loan, (ii) an event of default and demand by Lender of payment in full or (iii) on the Loan Maturity Date (September 30, 2022), as applicable, the Company was obligated pay to Lender a payment equal to the greater of $150,000 or 6% of the outstanding principal balance on August 31, 2020.

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Upon the issuance of the 2024 Notes, the balance of the 2022 Loan was repaid and terminated. As part of the termination, the Company incurred $1.1 million of early termination costs and wrote off deferred debt issuance costs of $1.5 million, which has been recorded in other income/(expense) in the consolidated statement of operations during the year ending December 31, 2019.

The following table presents the interest expense recognized related to the 2024 Notes and 2022 Loan (in thousands):

	Three months ended March 31,
	2020	2019
Contractual interest expense	$1,453	$221
Accretion of debt discount	200	100
Total	$1,653	$321

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
The following tables summarize fair value measurements by level as of March 31, 2020 and December 31, 2019, respectively, for assets and liabilities measured at fair value on a recurring basis:

	Balance as of March 31, 2020
(in thousands)	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408
Warrant liabilities	$—	$—	$627	$627
Total liabilities	$—	$—	$627	$627
(1) $408,000 is included in restricted cash, long-term on the condensed consolidated balance sheet as of March 31, 2020.

	Balance as of December 31, 2019
(in thousands)	Level I	Level II	Level III	Total
Letter of credit (2)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408
Warrant liabilities	$—	$—	$691	$691
Total liabilities	$—	$—	$691	$691

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(2) $408,000 is included in restricted cash, long term on the condensed consolidated balance sheet as of December 31st, 2019.
Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2020 represent liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See Warrant Liabilities below.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, for the quarter ended March 31, 2020 are as follows:

(in thousands)	Level III Warrant Liabilities
Balance as of December 31, 2019	$691
Issuance of new warrant liability	—
Change in fair value of warrant liability	(64)
Balance as of March 31, 2020	$627

Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

	March 31, 2020	December 31, 2019
Volatility	98.04%	98.04%
Risk-free interest rate	0.55%	1.81%
Weighted average expected life (in years)	6.1	6.25
Dividend yield	—%	—%

For the quarters ended March 31, 2020 and 2019, gain/(loss) related to the revaluation of warrant liabilities were $0.1 million and ($0.1 million) respectively and has been recorded in other income (expense) in the condensed consolidated statement of operations.

Note 8. Variable Interest Entities
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

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans, the Company has determined that TIH and CIH are VIEs. The Company is the primary beneficiary required to consolidate the entities as it has power and potentially significant interests in the entities. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its VIE's (in thousands):

CATASYS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$634	$379
Accounts receivable	694	564
Unbilled receivables	26	—
Prepaid and other current assets	17	26
Total assets	$1,371	$969
Accounts payable	$21	$9
Accrued liabilities	168	100
Deferred revenue	65	73
Intercompany payable	938	685
Total liabilities	$1,192	$867

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2019.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2019 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
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
We operate as one segment and we have contracted with leading national and regional health plans to make OnTrak available to eligible members in 30 states, as well as the nation's capital.
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions (in thousands):

•Revenues. Our revenues are mostly generated from fees charged to members in our OnTrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over the of length the OnTrak program.

•Effective Outreach Pool. Our effective Outreach Pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through treatment in the OnTrak program.

•Cash flow from operations. Our current business activities result in an outflow of cash flow from operations as we invest strategically into our business to help continue the growth of our operations.

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Revenue	$12,338	$6,811	$5,527	81%
Effective Outreach Pool	144,657	47,939	96,718	202%
Cash flow from operations	$(4,599)	$(4,359)	$(240)	(6)%

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

Cost of Revenue
Cost of healthcare services consists primarily of salaries related to our care coaches, member engagement specialists and other staff directly involved in member engagement and care, healthcare provider claims payments, and fees charged by our third party administrators for processing these claims. Salaries and fees charged by our third-party administrators for processing claims are expensed when incurred and healthcare provider claims payments are recognized in the period in which an eligible member receives services.
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
Other Income/(Expense)
Other income/(expense) consists primarily of debt termination costs and write-off of deferred debt issuance costs associated with the loan payoff and the changes in fair value of warrant liability.
RESULTS OF OPERATIONS

The table below and the discussion that follows summarize our results of condensed consolidated operations:

	Three Months Ended March 31,
	2020	2019
Revenue	$12,338	$6,811
Cost of revenue	7,233	3,027
Gross profit	5,105	3,784

Operating expenses	11,109	6,299
Operating loss	(6,004)	(2,515)

Other income / (expense)	62	(85)
Interest expense	(1,653)	(321)
Net loss	$(7,595)	$(2,921)
Revenue
The mix of our revenues between commercial and government insured members remained consistent quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated (in thousands, except percentages):

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Commercial Revenue	$7,241	$4,152	$3,089	74%
Percentage of commercial revenue to total revenue	59%	61%	(2)%
Government revenue	$5,097	$2,659	$2,438	92%
Percentage of government revenue to total revenue	41%	39%	2%
Total Revenue	$12,338	$6,811	$5,527	81%
Revenue increased $5.5 million, or 81% for the three months ended March 31, 2020 when compared to 2019. The increase is attributable to the continued expansion of our OnTrak program with our existing health plan customers and our enrolled members from existing and new health plans.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Cost of revenue	$7,233	$3,027	$4,206	139%
Gross profit	$5,105	$3,784	$1,321	35%
Gross profit margin	41%	56%	(15)%
Cost of revenue increased $4.2 million, or 139% for the three months ended March 31, 2020 when compared to 2019. The increase in cost of revenue was primarily due to $2.3 million in continued investment in member facing headcount, $1.4 million in third party administrators for processing claims and $0.5 million in printing and production costs for members.
We expect our cost of revenues to increase as our revenue increases, but expect our gross profit margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Operating expense	$11,109	$6,299	$4,810	76%
Operating loss	$(6,004)	$(2,515)	$(3,489)	(139)%
Operating loss margin	(49)%	(37)%
Total operating expense increased $4.8 million, or 76%, for the three months ended March 31, 2020 when compared to 2019. The increase in operating expenses was primarily due to $3.6 million of higher employee-related costs due to higher headcount and $1.2 million of higher vendor related costs to support our growing operations.
We expect our operating expenses to increase for the foreseeable future as we continue to grow our business, but expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiates.
Interest Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Interest expense	$(1,653)	$(321)	$(1,332)	(415)%
The increase in interest expense for the three months ended March 31, 2020 is due to the interest and debt discount amortization incurred for our 2024 Notes entered into during the three months ended September 30, 2019.
Other Income/(Expense)

	Three Months Ended March 31,
(In thousands, except percentages)	2020	2019	Change $	Change %
Other income / (expense)	$62	$(85)	$147	173%

The increase in other income/(expense) for the three months ended March 31, 2020 is primarily due to change in the fair value of the warrant liability.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity and Capital Resources
Cash and cash equivalents was $12.4 million as of March 31, 2020. We had working capital of approximately $4.4 million as of March 31, 2020. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the OnTrak program. We currently operate our OnTrak solutions in thirty states, including the nation's capital. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	For the Three Months Ended March 31,
(In thousands)	2020	2019
Net cash used in operating activities	$(4,599)	$(4,359)
Net cash used in investing activities	(14)	—
Net cash provided by financing activities	3,004	2,493
Net decrease in cash and restricted cash	$(1,609)	$(1,866)
We used $4.6 million of cash from operating activities during the three months ended March 31, 2020 compared with $4.4 million during the same period in 2019. The increase primarily relates to the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and investments in data science, IT and software development to support growth and drive efficiency.
Capital expenditures for the three months ended March 31, 2020 and 2019 were not significant. We anticipate that capital expenditures will increase in the future as we replace our computer systems that are reaching the end of their useful lives, upgrade equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $3.0 million for the three months ended March 31, 2020, compared with net cash provided by financing activities of $2.5 million for the three months ended March 31, 2019. Cash provided by financing activities for the three months ended March 31, 2020 consisted of proceeds from option and warrant exercises of $1.6 million, proceeds from payment in kind for the interest portion of $1.4 million for our 2024 Notes, as compared to $2.5 million from the revolver loan for the three months ended March 31, 2019.

As a result of the above our cash and cash equivalents as of March 31, 2020 is $12.4 million.

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
CRITICAL ACCOUNTING ESTIMATES
See Note 2 to the Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.
Item 4. Controls and Procedures
Disclosure Controls
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item1A. Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 16, 2020. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At March 31, 2020, cash and cash equivalents was $12.4 million and accumulated deficit was $338.9 million. We expect our current cash resources to cover expenses through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

We do not know whether additional financing will be available on commercially acceptable terms, or at all. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize, curtail program development efforts or halt our operations altogether.

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

Our belief in the efficacy of our OnTrak solution is based on a limited experience with a relatively small number of patients. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our solutions are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient or that our programs do not have a high enough return on investment. Our success is dependent on our ability to enroll third-party payor members in our OnTrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. , As a result of the global pandemic, trade and business activities around the world have been adversely affected, international stock and commodity markets have fluctuated widely and many regions are beginning to exhibit signs of economic recession. Several programs have been enacted in different countries in efforts to alleviate rising levels of unemployment and economic dislocation created by significantly reduced levels of social and business activity, although their longer term effectiveness is still uncertain.We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular, or its effects on our members or outreach pool.

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

Four customers account for an aggregate of 91% and 80% of our revenue for the three months ended March 31, 2020 and 2019, respectively, and four customers represented an aggregate of 97% and 84% of our accounts receivable as of March 31, 2020 and 2019, respectively. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

In 2019, New York passed a law known as the SHIELD Act, requires companies to have robust data security programs in place. Other states, including Washington, have introduced significant privacy bills, and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

On September 24, 2019 (the “Closing Date”), we entered into the Note Agreement, by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. (with any other purchasers party thereto from time to time, collectively the “Holder”) and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, in connection with the sale of up to $45.0 million aggregate principal amount of senior secured notes (the “2024 Notes”). On the Closing Date, we issued an aggregate of $35.0 million in principal amount of 2024 Notes and, subject to the achievement of threshold trailing six month annualized revenue targets and certain other conditions, the Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the Closing Date until September 24, 2021.

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

The Note Agreement and the 2024 Notes could have important consequences for us and our stockholders. For example, the Notes require a balloon payment at maturity in September 2024, which may require us to dedicate a substantial portion of our uncommitted cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby further reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

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

10,408,094 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 57% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 31, 2020, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 31, 2020, we have outstanding options to purchase 3,961,490 shares of our common stock and warrants to purchase 1,539,926 shares of our common stock at prices ranging from $1.80 to $105.60 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 31, 2020, we had outstanding warrants to purchase an aggregate of 1,539,926 shares of common stock at exercise prices ranging from $1.80 to $18.71 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

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

CATASYS, INC.

Date: May 7, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2020	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial and Accounting Officer)