Form 10-Q
period 2020-06-30
Ontrak, Inc.
filed 2020-08-05
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
Commission File Number 001-31932
____________________________
Ontrak, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2120 Colorado Ave., Suite 230, Santa Monica, CA 90404
(Address of principal executive offices, including zip code)
(310) 444-4300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTRK	The NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 31, 2020, there were 17,251,283 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock.”

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRACK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$12,650	$13,610
Receivables, net	2,685	3,615
Unbilled receivables	3,095	2,093
Deferred costs - current	1,575	341
Prepaid expenses and other current assets	858	733
Total current assets	20,863	20,392
Long-term assets:
Property and equipment, net	1,383	528
Restricted cash - long-term	408	408
Deferred costs -long-term	201	112
Operating lease right-of-use asset	2,192	2,415
Total assets	$25,047	$23,855

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$1,520	$1,385
Accrued compensation and benefits	4,268	3,640
Deferred revenue	8,180	5,803
Current portion of operating lease liability	403	374
Other accrued liabilities	2,819	2,205
Warrant liabilities	1,070	691
Total current liabilities	18,260	14,098
Long-term liabilities:
Long-term debt, net	34,822	31,597
Long-term operating lease liability	1,629	1,836
Long-term finance lease liabilities	380	233
Total liabilities	55,091	47,764

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 17,055,609 and 16,616,165 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	315,076	307,403
Accumulated deficit	(345,122)	(331,314)
Total stockholders' deficit	(30,044)	(23,909)
Total liabilities and stockholders' deficit	$25,047	$23,855
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$17,226	$7,681	$29,564	$14,492
Cost of revenue	9,876	4,365	17,109	7,392
Gross profit	7,350	3,316	12,455	7,100

Operating expenses	11,437	8,223	22,546	14,522
Operating loss	(4,087)	(4,907)	(10,091)	(7,422)

Other expense, net	(443)	(112)	(379)	(196)
Interest expense, net	(1,683)	(471)	(3,338)	(793)
Net loss	$(6,213)	$(5,490)	$(13,808)	$(8,411)

Net loss per share, basic and diluted	$(0.37)	$(0.34)	$(0.82)	$(0.51)

Weighted-average shares outstanding, basic and diluted	16,994	16,315	16,844	16,398
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(unaudited, in thousands, except share and per share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at March 31, 2020	16,876,581	$2	$311,454	$(338,909)	$(27,453)
Stock option exercised	172,379	—	1,706	—	1,706
401(k) employer match	6,649	—	140	—	140
Stock-based compensation expense	—	—	1,776	—	1,776
Net loss	—	—	—	(6,213)	(6,213)
Balance at June 30, 2020	17,055,609	$2	$315,076	$(345,122)	$(30,044)

Balance at March 31, 2019	16,205,146	$2	$297,898	$(308,576)	$(10,676)
Warrant exercised	192,461	—	928	—	928
Warrants issued for services	—	—	43	—	43
Stock option exercised	139,385	—	1,473	—	1,473
Stock-based compensation expense	—	—	1,567	—	1,567
Net loss	—	—	—	(5,490)	(5,490)
Balance at June 30, 2019	16,536,992	$2	$301,909	$(314,066)	$(12,155)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2019	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Warrant exercised	11,049	—	20	—	20
Stock option exercised	396,022	—	3,465	—	3,465
401(k) employer match	6,649	—	140	—	140
Stock-based compensation expense	25,724	—	4,048	—	4,048
Net loss	—	—	—	(13,808)	(13,808)
Balance at June 30, 2020	17,055,609	$2	$315,076	$(345,122)	$(30,044)

Balance at December 31, 2018	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	—	86	—	86
Warrant exercised	212,461	—	1,028	—	1,028
Warrants issued for services	—	—	43	—	43
Stock option exercised	139,385	—	1,473	—	1,473
Stock-based compensation expense	—	—	2,591	—	2,591
Net loss	—	—	—	(8,411)	(8,411)
Balance at June 30, 2019	16,536,992	$2	$301,909	$(314,066)	$(12,155)

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(13,808)	$(8,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,048	2,591
Paid-in-kind interest	2,964	—
Depreciation expense	82	72
Amortization expense	677	258
Warrants issued for investor relations	—	43
Change in fair value of warrants	379	211
401(k) employer match in common shares	170	—
Deferred rent	—	(26)
Changes in operating assets and liabilities:
Accounts payable	118	962
Leases liabilities	(178)	525
Other accrued liabilities	940	13
Prepaid expenses and other current assets	(1,247)	218
Deferred revenue	2,377	(162)
Receivables	930	(1,194)
Unbilled receivables	(1,002)	(1,055)
Net cash used in operating activities	(3,550)	(5,955)

Cash flows from investing activities
Purchase of property and equipment	(614)	—
Net cash used in investing activities	(614)	—

Cash flows from financing activities
Proceeds from revolving loan	—	7,500
Proceeds from A/R facility	—	1,938
Repayment of A/R facility	—	(1,938)
Debt issuance costs	—	(133)
Proceeds from warrant exercise	20	1,028
Proceeds from options exercise	3,265	1,473
Finance lease obligations	(81)	(16)
Net cash provided by financing activities	3,204	9,852
Net change in cash and restricted cash	(960)	3,897
Cash and restricted cash at beginning of period	14,018	3,570
Cash and restricted cash at end of period	$13,058	$7,467

Supplemental disclosure of cash flow information:
Interest paid	$—	$792
Non cash financing and investing activities:
Warrant issued in connection with A/R facility	$—	$21
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	86
Warrants issued in connection with revolving loan	—	610
Stock options exercise in transit	200	—
Finance lease and accrued purchases of property and equipment	404	154
See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview

Ontrak, Inc. (“Ontrak” or the “Company”), formerly known as Catasys, Inc., is an AI-powered and telehealth-enabled, virtualized outpatient healthcare treatment company, whose mission is to help improve the health and save the lives of as many people as possible. The Company’s platform, PRE™ (Predict-Recommend-Engage), organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. The Company's PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payers.

The Company’s integrated, technology-enabled OntrakTM solutions, a critical component of the PRE platform, are designed to identify and treat members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness. The Company’s programs seek to improve member health and deliver validated cost savings of more than 50% for enrolled members to healthcare payers. Ontrak solutions are available to members of leading national and regional health plans in 30 states and in Washington, D.C.

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc. and its wholly-owned subsidiaries and variable interest entities (VIE's). The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2019, filed with the Securities and Exchange Commission ("SEC"), from which the balance sheet as of December 31, 2019 has been derived. The Company operates as one segment. Certain prior period amounts reported in condensed consolidated financial statements and notes have been reclassified to conform to current period presentation.
As of June 30, 2020, cash and restricted cash was $13.1 million and working capital was approximately $2.6 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months, with an average monthly cash burn rate of less than $1 million for the six months ended June 30, 2020. The Company expects its current cash resources to cover its operations through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
The Company’s ability to fund ongoing operations is dependent on several factors. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, the Company’s funding is dependent upon the success of management’s plan to increase revenue and control expenses. The Company currently operates its Ontrak solutions in 30 states, as well as the nation's capital. The Company provides services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. The Company generates fees from its launched programs and expects to increase enrollment and fees in the near future.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Management’s Plans

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers, and expanding and increasing the number of enrolled members in our Ontrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.

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

Recently Adopted Accounting Standards
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The guidance provides optional expedients and exceptions to accounting for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, and may be applied prospectively to contract modifications entered through December 31, 2022. The adoption of ASU 2020-04 on March 12, 2020 did not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). The amendments in this update align the requirements for capitalizing implementation costs incurred in a cloud computing arrangement (i.e. hosting arrangement) that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software under Subtopic 350-40. The amendments require certain costs incurred during the application development stage to be capitalized and other costs incurred during the preliminary project and post-implementation stages to be expensed as they are incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement including reasonably certain renewals, beginning when the module or component of the hosting arrangement is ready for its intended use. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The adoption of ASU 2018-15 prospectively on January 1, 2020 did not have a material effect on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) ("ASU 2018-13"), which modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, including, among other changes, the consideration of costs and benefits when evaluating disclosure requirements. For public companies, the amendments are effective for annual reporting periods beginning after December 15, 2019, including interim periods within those annual periods. The adoption of ASU 2018-13 on January 1, 2020 did not have a material effect on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”), which requires recognition of an estimate of lifetime expected credit losses as an allowance. For companies eligible to be smaller reporting company as defined by the SEC, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related footnote disclosures.

Other Significant Accounting Policies

Capitalized internal use software costs

We account for the costs of computer software obtained or developed for internal use in accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”). We capitalize certain costs in the development of our internal use software when the preliminary project stage is completed and it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party consultants who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s internal use software solutions are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

During the three months and six months ended June 30, 2020, we capitalized $0.5 million of costs relating to internal use software development costs and approximately $30,000 of amortization expense relating to these capitalized internal use software costs. There were no costs relating to development of internal use software capitalized during the three and six months ended June 30, 2019.

Note 2. Accounts Receivable
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2020	2019	2020	2019
Largest customer	56.9%	27.0%	53.3%	26.5%
2nd largest customer	15.1	25.2	16.4	25.8
3rd largest customer	13.0	17.9	13.7	17.1
4th largest customer	8.0	12.2	8.8	11.9
Remaining customers	7.0	17.7	7.8	18.7
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	June 30, 2020	December 31, 2019
Largest customer	33.2%	54.3%
2nd largest customer	33.0	15.7
3rd largest customer	29.6	15.2
4th largest customer	3.0	3.6
Remaining customers	1.2	11.2
	100.0%	100.0%
The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and six months ended June 30, 2020 and 2019.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 3. Common Stock
Net loss per share
Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by giving effect to all potential shares of common stock, preferred stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per share was the same for each period presented below as the inclusion of any such potential shares of common stock would have been anti-dilutive.
Basic and diluted net loss per share (in thousands, except per share amounts) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(6,213)	$(5,490)	$(13,808)	$(8,411)
Weighted-average shares of common stock outstanding	16,994	16,315	16,844	16,398
Net loss per share - basic and diluted	$(0.37)	$(0.34)	$(0.82)	$(0.51)

The following common equivalent shares as of June 30, 2020 and 2019, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive:

	June 30,
	2020	2019
Warrants to purchase common stock	1,539,926	1,397,720
Options to purchase common stock	3,834,777	4,206,731
Total	5,374,703	5,604,451

Note 4. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 4,806,513 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of June 30, 2020, the Company had 3,834,777 vested and unvested stock options outstanding and 351,432 shares reserved for future awards.
Stock-based compensation expense was approximately $1.8 million and $1.6 million for the three months ended June 30, 2020 and 2019, respectively, and $4.0 million and $2.6 million for the six months ended June 30, 2020 and 2019, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it is included in stock-based compensation expense for the six months ended June 30, 2020.
The assumptions used in the Black-Scholes option-pricing model were as follows:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Six Months Ended June 30, 2020
Volatility	78.00%
Risk-free interest rate	0.00% - 1.55%
Expected life (in years)	2.75 - 6.08
Dividend yield	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the six months ended June 30, 2020, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2019	4,006,351	$10.92
Granted	688,563	15.39
Exercised	(396,022)	8.75
Forfeited	(464,115)	12.42
Outstanding as of June 30, 2020	3,834,777	11.76
Options vested and exercisable as of June 30, 2020	945,841	12.01

As of June 30, 2020, there was $18.0 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
The Company did not issue any stock options to consultants during the three and six month ended June 30, 2020 compared to none and 50,000 stock options at a weighted average exercise price of $9.93 for the three and six month ended June 30, 2019, respectively. Stock compensation expense related to consultants was $0.02 million and $0.05 million for the three and six months ended June 30, 2020, respectively, and $0.03 million and $0.04 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.7 years.
Warrants
A summary of warrants activity for non-employees is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	1,550,975	$6.08
Issued	—	—
Expired	—	—
Exercised	(11,049)	1.80
Outstanding as of June 30, 2020	1,539,926	6.12
Warrants exercisable as of June 30, 2020	1,539,926	6.12

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
There were no warrants issued in the six months ended June 30, 2020, compared with 55,352 in the six months ended June 30, 2019. Of the total outstanding warrants as of June 30, 2020, 1,249,189 warrants were held by an entity controlled by the Company's chairman and chief executive officer.
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
During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which is included in stock-based compensation expense for the six months ended June 30, 2020.
Note 5. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space for our corporate headquarters in Santa Monica, California, which is accounted for as an operating lease and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreement includes 7,869 square feet of office space for a lease term of 60 months, which commenced in July 2019, with base annual rent of approximately $0.6 million subject to annual adjustments. The finance leases are generally for 36 month terms.
The Company’s operating lease relating to its Santa Monica Headquarters does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The lease includes renewal options and escalation clauses. The renewal options have not been included in the calculation of the operating lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Quantitative information for our leases is as follows:

Condensed Consolidated Balance Sheets (in thousands)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets
Operating lease asset	"Operating lease right-of-use-asset"	$2,192	$2,415
Finance lease assets	"Property and equipment, net"	639	378
Total lease assets		$2,831	$2,793
Liabilities
Current
Operating lease liability	"Current portion of operating lease liability"	$403	$374
Finance lease liabilities	"Other accrued liabilities"	259	145
Non-current
Operating lease liability	"Long-term operating lease liability"	1,629	1,836
Finance lease liabilities	"Long-term finance lease liabilities"	380	233
Total lease liabilities		$2,671	$2,588

Condensed Consolidated Statements of Operations (in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease expense	$166	$93	$331	$167
Short-term lease rent expense	25	14	52	17
Variable lease expense	9	48	20	70
Total rent expense	$200	$155	$403	$254
Finance lease expense:
Amortization of leased assets	$45	$4	$81	$6
Interest on lease liabilities	4	—	6	1
Total	$49	$4	$87	$7

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$286	$163
Financing cash flows from finance leases	81	6

Other Information	June 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating lease	4	4.5
Financing leases	2.5	2.9
Weighted-average discount rate
Operating lease	10.15%	10.15%
Finance leases	8.41%	7.89%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities:

	At June 30, 2020
(In thousands)	Operating Lease	Financing Leases	Total
Remaining in 2020	$296	$140	$436
2021	601	280	881
2022	623	219	842
2023	644	53	697
2024	328	—	328
Total lease payments	2,492	692	3,184
Less: imputed interest	(460)	(53)	(513)
Present value of lease liabilities	2,032	639	2,671
Less: current portion	(403)	(259)	(662)
Lease liabilities, non-current	$1,629	$380	$2,009

Note 6. Debt
2024 Notes

In June 2020, the Company entered into an amendment (the "First Amendment") to its Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"). The First Amendment included redefining certain terms and covenants, including but not limited to, the Leverage Changeover Date, Fixed Charge Coverage Ratio covenants, Leverage Ratio covenants, Consolidated Adjusted EBITDA covenants, Minimum Consolidated Liquidity covenants and Minimum Revenue covenants. Under the Note Agreement, as amended, the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "2024 Notes"), which bear interest at either a floating rate plus an applicable margin in the case of 2024 Notes subject to cash interest payments or a floating rate plus a slightly higher applicable margin in the case of 2024 Notes with an interest rate of 15.75% for the three and six months ended June 30, 2020. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Amended Note Agreement allow for a replacement rate if the LIBOR index is discontinued. The Company has elected for the $35 million in aggregate principal amount of 2024 Notes issued on the date of the Note Agreement that such interest shall be payable in cash. The Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the date of the Note Agreement until the second anniversary thereof. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including with the proceeds of equity or debt issuances, 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $1.5 million and $3.0 million in the form of payment in kind of the interest component during the three and six months ended June 30, 2020.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes or reduction of the purchase commitments made on or prior to the second anniversary of the date of the Note Agreement must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of June 30, 2020 and would have been in compliance prior to the First Amendment.

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
The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

June 30, 2020
Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal	$39,466	$36,502
Less: debt discount	(4,644)	(4,905)
Net carrying amount	$34,822	$31,597

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Upon the issuance of the 2024 Notes, the balance of the 2022 Loan was repaid and terminated. As part of the termination, the Company incurred $1.1 million of early termination costs and wrote off deferred debt issuance costs of $1.5 million, which has been recorded in other income/(expense) in the consolidated statement of operations during the year ended December 31, 2019.

The following table presents the interest expense recognized related to the 2024 Notes and 2022 Loan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,511	$313	$2,964	$534
Accretion of debt discount	173	158	373	258
Total interest expense	$1,684	$471	$3,337	$792

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

Level Input	Input Definition
Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.
Level II	Inputs, other than quoted prices included in Level I, that are observable for the asset or liability through corroboration with market data at the measurement date.
Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The following tables summarize fair value measurements by level as of June 30, 2020 and December 31, 2019, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance as of June 30, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities	$—	$—	$1,070	$1,070
Total liabilities	$—	$—	$1,070	$1,070

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Balance as of December 31, 2019
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities	$—	$—	$691	$691
Total liabilities	$—	$—	$691	$691
___________________
(1) $408,000 is included in "Restricted cash, long term" on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.
Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2020 and December 31, 2019 represent liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See Warrant Liabilities below.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, for the six months ended June 30, 2020 are as follows (in thousands):

Level III Warrant Liabilities
Balance as of December 31, 2019	$691
Change in fair value of warrant liability	379
Balance as of June 30, 2020	$1,070

Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

	June 30, 2020	December 31, 2019
Volatility	97.96% - 98.04%	97.96% - 98.04%
Risk-free interest rate	0.49%	1.81%
Weighted average expected life (in years)	5.75	6.25
Dividend yield	—%	—%
Loss related to the revaluation of warrant liabilities, which are recorded in "Other expense, net" in the condensed consolidated statements of operations, was $(0.4) and $(0.1) million for the three months ended June 30, 2020 and 2019, respectively, and $(0.4) million and $(0.2) million for the six months ended June 30, 2020 and 2019, respectively.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
right to receive benefits or the obligation to absorb losses of the entity that could be potentially significant to the VIE. The primary beneficiary assessment must be re-evaluated on an ongoing basis.
As discussed under the heading Management Services Agreements (“MSA”) below, the Company has an MSA with a Texas nonprofit health organization (“TIH”) and a California Professional Corporation (“CIH”). Under the MSA’s, the equity owners of TIH and CIH have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of these MSA’s. The Company also agrees to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH, including its decision making and approvals are conducted for its benefit, as evidenced by the fact that (i) the operations of TIH and CIH are conducted primarily using the Company's licensed network of providers and (ii) under the MSA, the Company agrees to provide and perform all non-medical management and administrative services for the entities. Payment of the Company's management fee by TIH and CIH is subordinate to payments of the other obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to the Company's general credit.
Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans, the Company has determined that TIH and CIH are VIEs. The Company, as the primary beneficiary, is required to consolidate the VIE entities as it has power and potentially significant interests in the entities. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.
Management Services Agreements
In April 2018, the Company executed an MSA with TIH and in July 2018, the Company executed an MSA with CIH. Under the MSA’s, the Company licenses to TIH and CIH the right to use its proprietary treatment programs and related trademarks, and provides all required day-to-day business management services, including, but not limited to:
•general administrative support services;
•information systems;
•recordkeeping;
•billing and collection; and
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
CIH pays the Company a monthly fee equal to the aggregate amount of (a) its costs of providing management services (including reasonable overhead allocated to the delivery of its services and including salaries, rent, equipment, and tenant improvements incurred for the benefit of the entity, provided that any capitalized costs will be amortized over a five-year period), and (b) any performance bonus amount, as determined by CIH at its sole discretion.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIE's (in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$126	$379
Accounts receivable	795	564
Unbilled receivables	10	—
Prepaid and other current assets	14	26
Total assets	$945	$969
Accounts payable	$16	$9
Accrued liabilities	104	100
Deferred revenue	47	73
Intercompany payable	593	685
Total liabilities	$760	$867

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9. Commitments and Contingencies
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we are not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2019, in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
All references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.
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
We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the Ontrak program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled OntrakTM solution is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. We believe that the Company's programs seek to improve member health and deliver validated cost savings of more than 50% for enrolled members to healthcare payers.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members in 30 states, as well as the nation's capital.
Recent Developments
On July 6, 2020, we changed our corporate name from Catasys, Inc. to Ontrak, Inc. and changed our NASDAQ ticker symbol from CATS to OTRK effective July 7, 2020. We believe the change in our name leverages our national brand recognition of the Company's Ontrak solutions among our health plan members, health plan customers and network of behavioral health providers.
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

•Revenue. Our revenues are mostly generated from fees charged to members in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over the of length the Ontrak program.

•Effective Outreach Pool. Our Effective Outreach Pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through treatment in the Ontrak program.

•Cash flow from operations. Our current business activities generally result in an outflow of cash flow from operations as we invest strategically into our business to help continue the growth of our operations.

	Three Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change $	Change %
Revenue	$17,226	$7,681	$9,545	124%
Cash flow from operations	1,049	(1,596)	2,645	166

	Six Months Ended June 30,
	2020	2019	Change $	Change %
Revenue	$29,564	$14,492	$15,072	104%
Cash flow from operations	(3,550)	(5,955)	2,405	40

	At June 30,
	2020	2019	Change	Change %
Effective Outreach Pool	141,398	56,885	84,513	149%

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
Operating Expenses

Our operating expenses consists of sales and marketing, research and development, and general and administrative expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions; and costs related to marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation; and the cost of certain third-party service providers. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for our administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; third-party professional fees; insurance premiums; and various other corporate expenses.

Interest Expense, net

Interest expense consists primarily of interest expense related to our note agreements, accretion of debt discount, amortization of debt issuance costs and finance leases.
Other Income (Expense), net

Other income (expense) consists of gain (loss) associated with changes in fair value of warrant liability and, if any, debt termination costs and write-off of deferred debt issuance costs.
RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of condensed consolidated operations for the periods presented:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$17,226	$7,681	$29,564	$14,492
Cost of revenue	9,876	4,365	17,109	7,392
Gross profit	7,350	3,316	12,455	7,100

Operating expenses	11,437	8,223	22,546	14,522
Operating loss	(4,087)	(4,907)	(10,091)	(7,422)

Other expense, net	(443)	(112)	(379)	(196)
Interest expense, net	(1,683)	(471)	(3,338)	(793)
Net loss	$(6,213)	$(5,490)	$(13,808)	$(8,411)

Revenue
The mix of our revenue between commercial and government insured members remained consistent quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Commercial revenue	$10,205	$4,617	$5,588	121%	$17,446	$8,769	$8,677	99%
Percentage of commercial revenue to total revenue	59%	60%	(1)%		59%	61%	(2)%
Government revenue	$7,021	$3,064	$3,957	129%	$12,118	$5,723	$6,395	112%
Percentage of government revenue to total revenue	41%	40%	1%		41%	39%	2%
Total revenue	$17,226	$7,681	$9,545	124%	$29,564	$14,492	$15,072	104%
Revenue increased $9.5 million, or 124% for the three months ended June 30, 2020 compared to the same period of 2019. The increase was attributable to the continued expansion of our Ontrak program with our existing health plan customers and increase in our enrolled members from existing and new health plans.
Revenue increased $15.1 million, or 104% for the six months ended June 30, 2020 when compared to the same period of 2019. The increase was attributable to the continued expansion of our Ontrak program with our existing health plan customers and increase in our enrolled members from existing and new health plans.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Cost of revenue	$9,876	$4,365	$5,511	126%	$17,109	$7,392	$9,717	131%
Gross profit	7,350	3,316	4,034	122%	12,455	7,100	5,355	75%
Gross profit margin	43%	43%	—%		42%	49%	(7)%
Cost of revenue increased $5.5 million, or 126% for the three months ended June 30, 2020 compared to the same period of 2019. The increase in cost of revenue was primarily due to a $2.9 million increase in continued investment in member facing headcount and a $2.4 million increase in provider related costs.
Cost of revenue increased $9.7 million, or 131% for the six months ended June 30, 2020 compared to the same period of 2019. The increase in cost of revenue was primarily due to a $5.2 million increase in continued investment in member facing headcount, a $3.8 million increase in provider related costs, a $0.4 million increase in costs relating to member outreach programs and a $0.3 million increase in printing and production costs for members.
We expect our cost of revenues to increase as our revenue increases, but expect our gross profit margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Operating expenses	$11,437	$8,223	$3,214	39%	$22,546	$14,522	$8,024	55%
Operating loss	(4,087)	(4,907)	820	17%	(10,091)	(7,422)	(2,669)	(36)%
Operating loss margin	(24)%	(64)%	40%		(34)%	(51)%	17%

Total operating expense increased $3.2 million, or 39%, for the three months ended June 30, 2020 when compared to the same period in 2019. The increase in operating expenses was primarily due to $2.4 million of higher employee-related costs due to higher headcount and $0.9 million of higher vendor related costs to support our growing operations.
Total operating expense increased $8.0 million, or 55%, for the six months ended June 30, 2020 when compared to the same period in 2019. The increase in operating expenses was primarily due to $6.0 million of higher employee-related costs due to higher headcount and $1.8 million of higher vendor related costs to support our growing operations.
We expect our operating expenses to increase for the foreseeable future as we continue to grow our business, but expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiates.
Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Interest expense, net	$(1,683)	$(471)	$(1,212)	(257)%	$(3,338)	$(793)	$(2,545)	(321)%
The increase in interest expense for the three and six months ended June 30, 2020 was primarily due to the interest and debt discount amortization expense incurred for our 2024 Notes entered into during the three months ended September 30, 2019.
Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Other expense, net	$(443)	$(112)	$(331)	(296)%	$(379)	$(196)	$(183)	(93)%
The increase in other expense, net for the three and six months ended June 30, 2020 was primarily due to the change in the fair value of the warrant liability.

LIQUIDITY AND CAPITAL RESOURCES
Cash and restricted cash was $13.1 million as of June 30, 2020. We had working capital of approximately $2.6 million as of June 30, 2020. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the Ontrak program. We currently operate our Ontrak solutions in 30 states, including the nation's capital. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying condensed consolidated financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.
We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment, providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the effective outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these additional opportunities with either a debt or equity financing.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(3,550)	$(5,955)
Net cash used in investing activities	(614)	—
Net cash provided by financing activities	3,204	9,852
Net (decrease) increase in cash and restricted cash	$(960)	$3,897
We used $3.6 million of cash from operating activities during the six months ended June 30, 2020 compared with $6.0 million during the same period in 2019. The $2.4 million decrease in net cash used in operating activities during the six months ended June 30, 2020 primarily relates to higher revenue in the 2020 period resulting from the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and increased non-cash expenses in the six months ended June 30, 2020 such as payment in kind interest and stock-based compensation expense as compared to the same period in 2019.
Net cash used in investing activities was $0.6 million for the six months ended June 30, 2020 and none in the same period of 2019. The $0.6 million of net cash used in investing activities for the six months ended June 30, 2020 was primarily related to capitalized software development costs and purchases of computer equipment. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $3.2 million for the six months ended June 30, 2020 compared with $9.9 million for the six months ended June 30, 2019. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily related to $3.3 million of proceeds received from stock option exercises, partially offset by $0.1 million of payments on finance leases. Net cash provided by financing activities of $9.9 million for the six months ended June 30, 2019 was primarily related to $7.5 million of gross proceeds from the issuance of debt, $1.5 million of proceeds from stock option exercises and $1.0 million of proceeds from warrant exercises.

As a result of the above, our cash and cash equivalents, including restricted cash of $0.4 million, as of June 30, 2020 was $13.1 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes in our contractual obligations and commitments outside of the ordinary course of business during the six months ended June 30, 2020 from the contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2019 Form 10-K, and “Critical Accounting Policy and Estimates” in Part II, Item 7 of the 2019 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2019 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A.  Risk Factors
In evaluating us and our common stock, we urge you to carefully consider the risks, uncertainties and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which we filed with the SEC on March 16, 2020. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition.

Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At June 30, 2020, cash and restricted cash was $13.1 million and accumulated deficit was $345.1 million. We expect our current cash resources to cover expenses through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

Our business could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result of the global pandemic, trade and business activities around the world have been adversely affected, international stock and commodity markets have fluctuated widely and many regions are exhibiting signs of economic recession. Several programs have been enacted in different countries in efforts to alleviate rising levels of unemployment and economic dislocation created by significantly reduced levels of social and business activity, although their longer term effectiveness is still uncertain. We are still assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-019 or its consequences, including downturns in business sentiment generally or in our sector in particular, or its effects on our members or outreach pool.

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

Four customers accounted for an aggregate of 93% and 82% of our total revenue for the three months ended June 30, 2020 and 2019, respectively, and four customers accounted for an aggregate of 92% and 81% of our revenue for the six months ended June 30, 2020 and 2019, respectively. Also, four customers represented an aggregate of 99% and 89% of our total accounts receivable as of June 30, 2020 and December 31, 2019, respectively. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

In providing administrative services to healthcare providers and operating our treatment programs, we may collect, use, disclose, maintain and transmit patient information in ways that will be subject to many of the numerous state, federal and international laws and regulations governing the collection, use, disclosure, storage, privacy and security of patient-identifiable health information, including the administrative simplification requirements of the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (HIPAA) and the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH). The HIPAA Privacy Rule restricts the use and disclosure of certain patient information (“Protected Health Information” or “PHI”), and requires safeguarding that information. The HIPAA Security Rule and HITECH establish elaborate requirements for safeguarding PHI transmitted or stored electronically. HIPAA applies to covered entities, which may include healthcare facilities and also includes health plans that will contract for the use of our programs and our services. HIPAA and HITECH require covered entities to bind contractors that use or disclose protected health information (or “Business Associates”) to compliance with certain aspects of the HIPAA Privacy Rule and all of the HIPAA Security Rule. In addition to contractual liability, Business Associates are also directly subject to regulation by the federal government. Direct liability means that we are subject to audit, investigation and enforcement by federal authorities. HITECH imposes breach notification obligations requiring us to report breaches of “Unsecured Protected Health Information” or PHI that has not been encrypted or destroyed in accordance with federal standards. Business Associates must report such breaches so that their covered entity customers may in turn notify all affected patients, the federal government, and in some cases, local or national media outlets. We may be required to indemnify our covered entity customers for costs associated with breach notification and the mitigation of harm resulting from breaches that we cause. If we are providing management services that include electronic billing on behalf of a physician practice or facility that is a covered entity, we may be required to conduct those electronic transactions in accordance with the HIPAA regulations governing the form and format of those transactions. Services provided under our Ontrak solution not only require us to comply with HIPAA and HITECH but also Title 42 Part 2 of the Code of Federal Regulations (“Part 2”). Part 2 is a federal, criminal law that severely restricts our ability to use and disclose drug and alcohol treatment information obtained from federally-supported treatment facilities. Our operations must be carefully structured to avoid liability under this law. Our Ontrak solution qualifies as a federally funded treatment facility which requires us to disclose information on members only in compliance with Title 42.

In addition to the federal privacy regulations, there are a number of state laws governing the privacy and security of health and personal information. The penalties for violation of these laws vary widely and the area is rapidly evolving.

In 2018, California passed the California Consumer Privacy Act (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. While certain information covered by HIPAA is exempt from the applicability of the CCPA, the rights of consumers under the CCPA may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for certain security breaches.

In 2019, New York passed a law known as the SHIELD Act, which expands data breach reporting obligations and requires companies to have robust data security programs in place. Other states, including Washington, have introduced significant privacy bills, and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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

Within the EEA, the General Data Protection Regulation ("GDPR") took full effect on May 25, 2018, superseding the 1995 European Union Data Protection Directive and becoming directly applicable across E.U. member states. The GDPR includes more stringent operational requirements for processors and controllers of personal data (including health information) established in and outside of the EEA, imposes significant penalties for non-compliance and has broader extra-territorial effect. As the GDPR is a regulation rather than a directive, it applies throughout the EEA, but permits member states to enact supplemental requirements if they so choose. Noncompliance with the GDPR can trigger fines of up to the greater of €20 million or 4% of global annual revenues. Further, a Data Protection Act substantially implementing the GDPR was enacted in the U.K., effective in May 2018. It remains unclear, however, how U.K. data protection laws or regulations will develop in the medium to longer term and how data transfers to and from the U.K. will be regulated in light of the U.K.'s withdrawal from the E.U. In addition, some countries are considering or have enacted legislation requiring local storage and processing of data that could increase the cost and complexity of delivering our services.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in the technology industry, including malware, ransomware, and email phishing scams, particularly since the start of the COVID-19 pandemic. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Nonetheless, we cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. We might be required to expend significant capital and resources to protect against or address such incidents. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to provide treatment, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

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

On September 24, 2019 (the “Closing Date”), we entered into the Note Agreement (as amended to date, the "Note Agreement"), by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. (with any other purchasers party thereto from time to time, collectively the “Holder”) and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, in connection with the sale of up to $45.0 million aggregate principal amount of senior secured notes (the “2024 Notes”). On the Closing Date, we issued an aggregate of $35.0 million in principal amount of 2024 Notes and, subject to the achievement of threshold trailing six month annualized revenue targets and certain other conditions, the Holder is obligated to purchase up to an additional $10.0 million in principal amount of 2024 Notes during the period from the Closing Date until September 24, 2021.

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

Our common stock is listed on the NASDAQ Capital Market under the symbol “OTRK” and has at times experienced limited trading volumes. As such, our common stock may be more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. We could also subsequently fail to satisfy the standards for continued NASDAQ listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

10,393,094 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 56% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2020, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of June 30, 2020, we had outstanding options to purchase 3,834,777 shares of our common stock and warrants to purchase 1,539,926 shares of our common stock at prices ranging from $1.80 to $105.60 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of June 30, 2020, we had outstanding warrants to purchase an aggregate of 1,539,926 shares of common stock at exercise prices ranging from $1.80 to $18.71 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered securities to report which were sold or issued by Ontrak without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation, filed July 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 6, 2020).

3.2	Amended and Restated Bylaws of Ontrak, Inc., effective July 6, 2020 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on July 6, 2020).
10.1
First Amendment to Note Purchase Agreement, dated as of June 30,2020, by and among Catasys, Inc., the Purchaser signatory thereto and Goldman Sachs Specialty Lending Group, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 1, 2020).

31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
* filed herewith.
** furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 5, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial and Accounting Officer)