Form 10-K/A
period 2019-12-31
Ontrak, Inc.
filed 2020-08-06
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K/A
Amendment No. 2
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to _____
Commission File Number 001-31932
__________________________
Ontrak, Inc.
(Exact name of registrant as specified in its charter)
__________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

2120 Colorado Ave., Suite 230
Santa Monica, CA 90404
(Address of principal executive offices, including zip code)

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	OTRK	The NASDAQ Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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
DOCUMENTS INCORPORATED BY REFERENCE

None.

_______________________________________________________________________________________________________

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (Amendment No. 2) amends the Annual Report on Form 10-K originally filed with the Securities and Exchange Commission (the “SEC”) by Ontrak, Inc. (the “Company”) on March 16, 2020 and as amended by Amendment No. 1 thereto filed with the SEC on April 29, 2020 (as so amended, the “Original 10-K”) to correct certain typographical errors contained in Exhibits 32.1 and 32.2 to the Original 10-K. For the convenience of the reader, this Form 10-K/A sets forth the Original 10-K, in its entirety, as amended to reflect such corrections to Exhibits 32.1 and 32.2. Except for the information described above and the change of our corporate name from Catasys, Inc. to Ontrak, Inc. on July 6, 2020 and related change in our NASDAQ ticker symbol from CATS to OTRK effective July 7, 2020 as reflected on the cover page and signature pages of this Amendment No. 2, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the respective filing dates of the Original 10-K or modify or update those disclosures affected by subsequent events, including any developments relating to the coronavirus (COVID-19) pandemic. Information not affected by this Amendment is unchanged and reflects the disclosures made at the respective times the Original 10-K was filed.

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
ITEM 4. MINE SAFETY DISCLOSURES
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

Executive Officers

The following sets forth information regarding Mr. Christopher Shirley, a non-director and our former Chief Financial Officer, Mr. Richard A. Anderson, our former President and Chief Operating Officer, Mr. Curtis Medeiros, our current President and Chief Operating Officer, and Mr. Brandon H. LaVerne, our newly appointed Chief Financial Officer as of the date of this 10-

K/A. For information regarding Terren S. Peizer, our Chief Executive Officer and Chairman, see “Director, Executive Officers and Corporate Governance” above.

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

* Less than 1%

(1) Except as set forth below, the mailing address of all individuals listed is c/o Catasys, Inc., 2120 Colorado ve., Suite 230, Santa Monica, CA 90404.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

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

4.2	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.
4.3	Form of Horizon Warrant, incorporated by reference to Exchibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
4.4	Form of Senior Secured Note, incorporated by reference to Catasys, Inc's Form 8-K filed with the Securities Exchange Commission on September 25, 2019.
4.5	Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019.
4.6	Description of Securities, incorporated by reference to Exhibit 4.6 of Catasys, Inc.'s Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.
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

21.1**	Subsidiaries of the Company.
23.2**	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP
31.1***	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2***	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
* Furnished herewith.
** Previously filed.
*** Filed herewith.
# Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 6, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	August 6, 2020
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ CURTIS MEDEIROS	President, Chief Operating Officer	August 6, 2020
Curtis Medeiros

/s/ BRANDON H. LAVERNE	Chief Financial Officer	August 6, 2020
Brandon H. LaVerne	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. BERMAN	Director	August 6, 2020
Richard Berman

/s/ EDWARD ZECCHINI	Director	August 6, 2020
Edward Zecchini

/s/ MICHAEL SHERMAN	Director	August 6, 2020
Michael Sherman

/s/ ROBERT REBAK	Director	August 6, 2020
Robert Rebak

/s/ GUSTAVO GIRALDO	Director	August 6, 2020
Gustavo Giraldo

/s/ DIANE SELOFF	Director	August 6, 2020
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