Form 10-Q
period 2020-09-30
Ontrak, Inc.
filed 2020-11-05
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
Commission File Number 001-31932
____________________________
Ontrak, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2120 Colorado Ave., Suite 230, Santa Monica, CA 90404
(Address of principal executive offices, including zip code)
(310) 444-4300
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	OTRK	The NASDAQ Global Market
9.50% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value	OTRKP	The NASDAQ Global Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 2, 2020, there were 17,415,701 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

In this Quarterly Report on Form 10-Q, all references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock" and the Company’s 9.50% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, is referred to as “Series A Preferred Stock.”

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$57,575	$13,610
Restricted cash - current	4,721	—
Receivables, net	4,212	3,615
Unbilled receivables	4,331	2,093
Deferred costs - current	1,964	341
Prepaid expenses and other current assets	1,279	733
Total current assets	74,082	20,392
Long-term assets:
Property and equipment, net	1,855	528
Restricted cash - long-term	5,101	408
Deferred costs - long-term	148	112
Operating lease right-of-use asset	2,077	2,415
Total assets	$83,263	$23,855

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,519	$1,385
Accrued compensation and benefits	4,358	3,640
Deferred revenue	10,444	5,803
Current portion of operating lease liability	418	374
Other accrued liabilities	3,342	2,205
Warrant liabilities	571	691
Total current liabilities	20,652	14,098
Long-term liabilities:
Long-term debt, net	45,524	31,597
Long-term operating lease liability	1,519	1,836
Long-term finance lease liabilities	457	233
Total liabilities	68,152	47,764

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 1,955,000 and no shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 17,411,129 and 16,616,165 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	365,904	307,403
Accumulated deficit	(350,795)	(331,314)
Total stockholders' equity (deficit)	15,111	(23,909)
Total liabilities and stockholders' equity (deficit)	$83,263	$23,855
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$24,022	$8,845	$53,586	$23,337
Cost of revenue	13,068	6,119	30,177	13,511
Gross profit	10,954	2,726	23,409	9,826

Operating expenses	13,962	8,322	36,508	22,844
Operating loss	(3,008)	(5,596)	(13,099)	(13,018)

Other expense, net	(847)	(2,378)	(1,226)	(2,574)
Interest expense, net	(1,818)	(589)	(5,156)	(1,382)
Net loss	$(5,673)	$(8,563)	$(19,481)	$(16,974)

Dividends on preferred stock - undeclared	(464)	—	(464)	—
Net loss attributable to common stockholders	$(6,137)	$(8,563)	$(19,945)	$(16,974)

Net loss per common share, basic and diluted	$(0.36)	$(0.52)	$(1.17)	$(1.04)

Weighted-average common shares outstanding, basic and diluted	17,280	16,562	16,990	16,360
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2020	—	$—	17,055,609	$2	$315,076	$(345,122)	$(30,044)
Preferred stock issued, net	1,955,000	—	—	—	45,104	—	45,104
Warrants exercised	—	—	61,063	—	1,450	—	1,450
Stock option exercised	—	—	288,419	—	2,277	—	2,277
401(k) employer match	—	—	6,038	—	246	—	246
Stock-based compensation expense	—	—	—	—	1,751	—	1,751
Net loss	—	—	—	—	—	(5,673)	(5,673)
Balance at September 30, 2020	1,955,000	$—	17,411,129	$2	$365,904	$(350,795)	$15,111

Balance at June 30, 2019	—	$—	16,536,992	$2	$301,909	$(314,066)	$(12,155)
Warrant exercised	—	—	20,000	—	100	—	100
Warrants issued	—	—	—	—	2,354	—	2,354
Stock option exercised	—	—	25,000	—	187	—	187
Stock-based compensation expense	—	—	3,207	—	356	—	356
Net loss	—	—	—	—	—	(8,563)	(8,563)
Balance at September 30, 2019	—	$—	16,585,199	$2	$304,906	$(322,629)	$(17,721)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Preferred stock issued, net	1,955,000	—	—	—	45,104	—	45,104
Warrants exercised	—	—	72,112	—	1,470	—	1,470
Stock option exercised	—	—	684,441	—	5,742	—	5,742
401(k) employer match	—	—	12,687	—	386	—	386
Stock-based compensation expense	—	—	25,724	—	5,799	—	5,799
Net loss	—	—	—	—	—	(19,481)	(19,481)
Balance at September 30, 2020	1,955,000	$—	17,411,129	$2	$365,904	$(350,795)	$15,111

Balance at December 31, 2018	—	$—	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	—	—	—	86	—	86
Warrant exercised	—	—	232,461	—	1,128	—	1,128
Warrants issued for services	—	—	—	—	2,397	—	2,397
Stock option exercised	—	—	164,385	—	1,660	—	1,660
Stock-based compensation expense	—	—	3,207	—	2,947	—	2,947
Net loss	—	—	—	—	—	(16,974)	(16,974)
Balance at September 30, 2019	—	$—	16,585,199	$2	$304,906	$(322,629)	$(17,721)

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,481)	$(16,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,799	2,947
Write off of debt issuance costs	—	1,505
Paid-in-kind interest expense	3,500	—
Depreciation expense	178	108
Amortization expense	1,091	449
Warrants issued for investor relations	—	43
Change in fair value of warrants	1,217	38
401(k) employer match in common shares	405	—
Deferred rent	—	(26)
Changes in operating assets and liabilities:
Receivables	(597)	(890)
Unbilled receivables	(2,238)	(2,090)
Prepaid expenses and other current assets	(2,260)	149
Accounts payable	55	614
Deferred revenue	4,641	(487)
Leases liabilities	(273)	575
Other accrued liabilities	1,879	1,164
Net cash used in operating activities	(6,084)	(12,875)

Cash flows from investing activities
Purchase of property and equipment	(1,131)	—
Net cash used in investing activities	(1,131)	—

Cash flows from financing activities
Proceeds from issuance of preferred stock	45,530	—
Preferred stock issuance costs	(426)	—
Proceeds from revolving loan	—	7,500
Repayment of revolving loan	—	(15,000)
Proceeds from A/R facility	—	1,938
Repayment of A/R facility	—	(1,938)
Proceeds from 2024 Notes	10,000	35,025
Debt issuance costs	(128)	(2,813)
Debt termination related fees	—	(1,956)
Proceeds from warrant exercise	133	1,128
Proceeds from options exercise	5,742	1,660
Finance lease obligations	(126)	69
Financed insurance premium payments	(131)	—
Net cash provided by financing activities	60,594	25,613
Net change in cash and restricted cash	53,379	12,738
Cash and restricted cash at beginning of period	14,018	3,570
Cash and restricted cash at end of period	$67,397	$16,308

Supplemental disclosure of cash flow information:

Right of use asset obtained in exchange for lease obligation	$—	$2,574
Interest paid	1,108	967
Non cash financing and investing activities:
Warrant issued in connection with GS facility	$—	$2,354
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	86
Reclassification of warrant liability to equity upon exercise of warrant	1,337	—
Finance lease and accrued purchases of property and equipment	517	250
Financed insurance premium	318	—
See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview

Ontrak, Inc. (“Ontrak” or the “Company”), formerly known as Catasys, Inc., is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company’s PRE™ (Predict-Recommend-Engage) platform organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. The Company's PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not getting the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payers.

The Company’s integrated, technology-enabled OntrakTM programs, a critical component of the PRE platform, are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness. The Company’s programs seek to improve member health and deliver validated cost savings to healthcare payers of more than 50% for enrolled members. Ontrak solutions are available to members of leading national and regional health plans in 30 states and in Washington, D.C.

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
As of September 30, 2020, cash and restricted cash was $67.4 million and working capital was approximately $53.4 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months, with an average monthly cash burn rate of less than $0.7 million for the nine months ended September 30, 2020. The Company expects its current cash resources to cover its operations through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06").” ASU 2020-06 modifies and simplifies accounting for convertible instruments, and eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements and related footnote disclosures.
In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" which enhances and simplifies various aspects of income tax accounting guidance ("ASU 2019-12"). The guidance is effective for the Company in the

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2019-12 on its consolidated financial statements and related footnote disclosures.
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

During the three and nine months ended September 30, 2020, we capitalized $0.4 million and $0.9 million, respectively, of costs relating to development of internal use software and recorded approximately $0.05 million and $0.08 million, respectively, of amortization expense relating to these capitalized internal use software costs. There were no capitalized costs relating to development of internal use software during the three and nine months ended September 30, 2019.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table is a summary of our restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$57,575	$13,610
Restricted cash - current	4,721	—
Restricted cash - long term	5,101	408
Cash, cash equivalents and restricted cash	$67,397	$14,018
At September 30, 2020, we had $9.4 million of cash restricted solely for the purpose of the first eight dividend payments on our Series A Cumulative Perpetual Preferred Stock (see detailed discussion in Note 4 below under "Preferred Stock"), of which $4.7 million was included in "Restricted cash - current" and $4.6 million was included in "Restricted cash - long-term." Also, $0.4 million relating to a letter of credit required as part of our corporate headquarters office lease and $50,000 cash balance required under our 2024 Note were included in "Restricted cash - long-term" as of September 30, 2020. At December 31, 2019, we had $0.4 million relating to the letter of credit required as part of our corporate headquarters office lease included in "Restricted cash - long-term."

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Accounts Receivable
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2020	2019	2020	2019
Largest customer	63.9%	45.6%	48.4%	33.6%
2nd largest customer	13.6	15.2	15.1	20.1
3rd largest customer	9.6	14.4	11.9	16.3
4th largest customer	7.8	10.0	9.7	12.8
Remaining customers	5.1	14.8	14.9	17.2
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	September 30, 2020	December 31, 2019
Largest customer	68.2%	54.3%
2nd largest customer	25.8	15.7
3rd largest customer	4.9	15.2
4th largest customer	1.1	3.6
Remaining customers	—	11.2
	100.0%	100.0%
The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and nine months ended September 30, 2020 and 2019.
Note 4. Common Stock and Preferred Stock
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, preferred stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per common share was the same for each period presented below as the inclusion of any such potential shares of common stock would have been anti-dilutive.
Basic and diluted net loss per common share (in thousands, except per share amounts) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,673)	$(8,563)	$(19,481)	$(16,974)
Dividends on preferred stock - undeclared	(464)	—	(464)	—
Net loss attributable to common shareholders	$(6,137)	$(8,563)	$(19,945)	$(16,974)

Weighted-average shares of common stock outstanding	17,280	16,562	16,990	16,360
Net loss per share - basic and diluted	$(0.36)	$(0.52)	$(1.17)	$(1.04)

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following common equivalent shares as of September 30, 2020 and 2019, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive:

	September 30,
	2020	2019
Warrants to purchase common stock	1,465,927	1,550,975
Options to purchase common stock	3,524,625	4,318,337
Total	4,990,552	5,869,312

Preferred Stock
In late August 2020, we completed the offering of 1,700,000 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") and in early September 2020, we completed the closing of the underwriters' full exercise of the over-allotment option of 255,000 additional shares of Series A Preferred Stock, resulting in aggregate gross proceeds of $48.9 million to the Company (or $45.1 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable, beginning on or about November 30, 2020. Dividends will accumulate and be cumulative from, and including, the date of original issuance, which was August 25, 2020. At September 30, 2020, accumulated undeclared dividends for the Series A Preferred Stock was $0.5 million.

Note 5. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 4,806,513 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. As of September 30, 2020, the Company had 3,524,625 vested and unvested stock options outstanding and 373,165 shares reserved for future awards.
Stock-based compensation expense was approximately $1.8 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively, and $5.8 million and $2.9 million for the nine months ended September 30, 2020 and 2019, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it is included in stock-based compensation expense for the nine months ended September 30, 2020.
During the quarter ended September 30, 2019, the Company determined that it was not probable to achieve its internal performance targets for a tranche of warrants issued for the fiscal year 2019, resulting in the reversal of the compensation expense recognized previously for the shares that were not expected to vest. As a result, the Company recognized a reversal of compensation expense related to these performance based awards of $1.1 million for the three months ended September 30, 2019.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The reversal in the three months ended September 30, 2019 resulted in no compensation expense for the nine months ended September 30, 2019.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30, 2020
Volatility	78.00%
Risk-free interest rate	0.00% - 1.55%
Expected life (in years)	2.63 - 6.08
Dividend yield	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the nine months ended September 30, 2020, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2019	4,006,351	$10.92
Granted	725,788	17.65
Exercised	(684,441)	8.39
Forfeited	(523,073)	12.48
Outstanding as of September 30, 2020	3,524,625	12.56
Options vested and exercisable as of September 30, 2020	796,033	13.78

As of September 30, 2020, there was $17.1 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
The Company did not issue any stock options to consultants during the three and nine month ended September 30, 2020 compared to none and 50,000 stock options at a weighted average exercise price of $9.93 for the three and nine month ended September 30, 2019, respectively. Stock compensation expense related to consultants was $0.03 million and $0.08 million for the three and nine months ended September 30, 2020, respectively, and $0.03 million and $0.06 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was $0.2 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.4 years.
Warrants
A summary of warrants activity for non-employees is as follows:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	1,550,975	$6.08
Issued	—	—
Expired	—	—
Exercised	(85,048)	7.14
Outstanding as of September 30, 2020	1,465,927	6.02
Warrants exercisable as of September 30, 2020	1,465,927	6.02
There were no warrants issued in the three and nine months ended September 30, 2020, compared with 173,255 warrants issued in the three months ended September 30, 2019, and 228,607 warrants in the nine months ended September 30, 2019. Of the total outstanding warrants as of September 30, 2020, 1,249,189 warrants were held by an entity controlled by the Company's chairman and chief executive officer.
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
During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which is included in stock-based compensation expense for the nine months ended September 30, 2020.

Note 6. Leases
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Quantitative information for our leases is as follows:

Condensed Consolidated Balance Sheets (in thousands)	Balance Sheet Classification	September 30, 2020	December 31, 2019
Assets
Operating lease asset	"Operating lease right-of-use-asset"	$2,077	$2,415
Finance lease assets	"Property and equipment, net"	786	378
Total lease assets		$2,863	$2,793
Liabilities
Current
Operating lease liability	"Current portion of operating lease liability"	$418	$374
Finance lease liabilities	"Other accrued liabilities"	329	145
Non-current
Operating lease liability	"Long-term operating lease liability"	1,519	1,836
Finance lease liabilities	"Long-term finance lease liabilities"	457	233
Total lease liabilities		$2,723	$2,588

Condensed Consolidated Statements of Operations (in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease expense	$166	$110	$497	$277
Short-term lease rent expense	23	19	75	36
Variable lease expense	6	3	26	73
Total rent expense	$195	$132	$598	$386
Finance lease expense:
Amortization of leased assets	$63	$23	$144	$29
Interest on lease liabilities	8	1	14	2
Total	$71	$24	$158	$31

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows (in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$432	$238
Financing cash flows from finance leases	126	29

Other Information	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating lease	3.8	4.5
Financing leases	3.4	2.9
Weighted-average discount rate
Operating lease	10.15%	10.15%
Finance leases	12.41%	7.89%
The following table sets forth maturities of our lease liabilities:

	September 30, 2020
(In thousands)	Operating Lease	Financing Leases	Total
Remaining in 2020	$148	$90	$238
2021	601	358	959
2022	622	297	919
2023	643	113	756
2024	332	—	332
Total lease payments	2,346	858	3,204
Less: imputed interest	(409)	(72)	(481)
Present value of lease liabilities	1,937	786	2,723
Less: current portion	(418)	(329)	(747)
Lease liabilities, non-current	$1,519	$457	$1,976

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In late August 2020, pursuant to a Second Amendment to the Note Purchase Agreement (the "Second Amendment"), the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The Second Amendment included changes in certain definitions in the Note Agreement intended to permit the Company to issue the Series A Preferred Stock in an amount not to exceed $50 million and to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering. The Second Amendment also modified the Leverage Ratio covenant, Consolidated Adjusted EBITDA covenant, Minimum Consolidated Liquidity covenant and Minimum Revenue covenant providing increased financial flexibility to the Company. In mid-September 2020, the Company and the Holders entered into a Third Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $100 million. In late September 2020, the Company and the Holders entered into a Fourth Amendment to the Note Purchase Agreement, which changed certain definitions and covenants in the Note Agreement primarily intended to reduce the Company’s information reporting obligations to the Holders under specified conditions.

The 2024 Notes bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At September 30, 2020, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 14.69%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $0.5 million and $3.5 million in the form of payment in kind of the interest component during the three and nine months ended September 30, 2020 respectively.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates if and when requested by Holders, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of September 30, 2020.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

September 30, 2020
Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal	$50,001	$36,502
Less: debt discount	(4,477)	(4,905)
Net carrying amount	$45,524	$31,597

2022 Loan

In June 2018, the Company entered into a venture loan and security agreement (the “2022 Loan”) with Horizon Technology Finance Corporation (“Horizon”), which provided for up to $7.5 million in loans to the Company. In addition, in June 2018, the Company entered into a loan and security agreement (the “A/R Facility”) in connection with a $2.5 million receivables financing facility with Corporate Finance, a division of Heritage Bank of Commerce (“Heritage”). The Company borrowed and subsequently repaid $1.9 million on the A/R Facility during the six months ended June 30, 2019.

In March 2019, the Company entered into an amended and restated 2022 Loan with Horizon, which provided for up to $15.0 million in loans to the Company, including initial term loans in the amount of $7.5 million previously funded under the original agreement and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company's achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”). An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019. The Company concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. The Company met all three of the Billing Requirements and as a result have incurred the full $7.5 million under the Amended Loan Agreement. In connection with the Company's entry into the Amended Loan Agreement, the Company issued Horizon 40,279 seven-year warrants to purchase an aggregate of up to $600,000 of the Company's common stock (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the interest expense recognized related to the 2024 Notes and 2022 Loan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,631	$434	$4,595	$967
Accretion of debt discount	183	156	556	415
Total interest expense	$1,814	$590	$5,151	$1,382

Other

In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments beginning on September 1, 2020 and a down payment of $86,000 at inception. At September 30, 2020, $0.2 million was outstanding, which has been included as part of "Other accrued liabilities" on our consolidated balance sheet.
Note 8. Fair Value Measurements
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
The following tables summarize fair value measurements by level as of September 30, 2020 and December 31, 2019, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance as of September 30, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities	$—	$—	$571	$571
Total liabilities	$—	$—	$571	$571

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Balance as of December 31, 2019
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities	$—	$—	$691	$691
Total liabilities	$—	$—	$691	$691
___________________
(1)    $408,000 is included in "Restricted cash - long term" on our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.
Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2020 and December 31, 2019 represent liabilities measured at market value on a recurring basis which include warrant liabilities. In accordance with current accounting rules, the warrant liabilities are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See Warrant Liabilities below.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, for the nine months ended September 30, 2020 are as follows (in thousands):

Level III Warrant Liabilities
Balance as of December 31, 2019	$691
Change in fair value of warrant liability	1,217
Reclassification of warrant liability to equity upon exercise of warrant	(1,337)
Balance as of September 30, 2020	$571

Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model are determined as follows:

	September 30, 2020	December 31, 2019
Volatility	96.30%	97.96% - 98.04%
Risk-free interest rate	0.47%	1.81%
Weighted average expected life (in years)	5.68	6.25
Dividend yield	—%	—%
Gains (losses) related to the revaluation of warrant liabilities, which are recorded in "Other expense, net" in the condensed consolidated statements of operations, was $(0.8) and $(0.2) million for the three months ended September 30, 2020 and 2019, respectively, and loss of $(1.2) million and gain of $0.03 million for the nine months ended September 30, 2020 and 2019, respectively.

Note 9. Variable Interest Entities
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIE's (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$1,422	$379
Accounts receivable	—	564
Unbilled receivables	46	—
Prepaid and other current assets	3	26
Total assets	$1,471	$969
Accounts payable	$28	$9
Accrued liabilities	156	100
Deferred revenue	101	73
Intercompany payable	1,602	685
Total liabilities	$1,887	$867

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 10. Commitments and Contingencies
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

Note 11. Subsequent Event

On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California, for approximately $7.5 million, including $2.5 million in upfront cash payments, 75,000 shares of our common stock worth approximately $5.0 million at close, as well as certain contingent consideration based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date of the acquisition. The contingent consideration amount, if any, is generally payable within five business days following completion of the measurement period. LifeDojo provides online behavior change and wellness programs, using a combination of coaching and mobile apps to help employees form health habits and change health behaviors.

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
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2019, in Item 1A of Part II of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020, and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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
We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the OntrakTM program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled OntrakTM program is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. We believe that the Company's programs seek to improve member health and deliver validated cost savings of more than 50% for enrolled members to healthcare payers.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members in 30 states, as well as the nation's capital.
Recent Developments
Preferred Stock Offering
In late August 2020, we completed the offering of 1,700,000 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") and in early September 2020, we completed the closing of the underwriters' full exercise of the over-allotment option of 255,000 additional shares of Series A Preferred Stock, resulting in aggregate gross proceeds of $48.9 million to the Company (or $45.1 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable, beginning on or about

November 30, 2020. Dividends will accumulate and be cumulative from, and including, the date of original issuance, which was August 25, 2020.

The Company used a portion of the net proceeds of this offering to fund a segregated dividend account for the payments of the first eight quarterly dividend payments on the Series A Preferred Stock and intends to use the remaining net proceeds for general corporate purposes, which may include working capital, M&A and investments in technology.

Company Name and Ticker Symbol Change
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
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

•Revenue. Our revenues are mostly generated from fees charged to health plan customers related to health plan members enrolled in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. The Company’s performance obligation is satisfied over the of length the Ontrak program.

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

	Three Months Ended September 30,
(In thousands, except outreach pool and percentages)	2020	2019	Change $	Change %
Revenue	$24,022	$8,845	$15,177	172%
Cash flow from operations	(2,533)	(6,920)	4,387	63

	Nine Months Ended September 30,
	2020	2019	Change $	Change %
Revenue	$53,586	$23,337	$30,249	130%
Cash flow from operations	(6,084)	(12,875)	6,791	53

	At September 30,
	2020	2019	Change	Change %
Effective Outreach Pool	143,664	101,400	42,264	42%

Key Components of Our Results of Operations
Revenue

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue related to health plan members enrolled in our program is recognized over the term of the program, which is typically twelve months.

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
RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of condensed consolidated operations for the periods presented:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$24,022	$8,845	$53,586	$23,337
Cost of revenue	13,068	6,119	30,177	13,511
Gross profit	10,954	2,726	23,409	9,826

Operating expenses	13,962	8,322	36,508	22,844
Operating loss	(3,008)	(5,596)	(13,099)	(13,018)

Other expense, net	(847)	(2,378)	(1,226)	(2,574)
Interest expense, net	(1,818)	(589)	(5,156)	(1,382)
Net loss	$(5,673)	$(8,563)	$(19,481)	$(16,974)

Revenue
The mix of our revenue between commercial and government insured members remained consistent quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Commercial revenue	$15,332	$5,326	$10,006	188%	$32,778	$14,095	$18,683	133%
Percentage of commercial revenue to total revenue	64%	60%	4%		61%	60%	1%
Government revenue	$8,690	$3,519	$5,171	147%	$20,808	$9,242	$11,566	125%
Percentage of government revenue to total revenue	36%	40%	(4)%		39%	40%	(1)%
Total revenue	$24,022	$8,845	$15,177	172%	$53,586	$23,337	$30,249	130%
Revenue increased $15.2 million, or 172% for the three months ended September 30, 2020 compared to the same period of 2019. The increase was attributable to the continued expansion of our Ontrak program with our existing health plan customers and increase in our enrolled members from existing and new health plans.
Revenue increased $30.2 million, or 130% for the nine months ended September 30, 2020 compared to the same period of 2019. The increase was attributable to the continued expansion of our Ontrak program with our existing health plan customers and increase in our enrolled members from existing and new health plans.
Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Cost of revenue	$13,068	$6,119	$6,949	114%	$30,177	$13,511	$16,666	123%
Gross profit	10,954	2,726	8,228	302%	23,409	9,826	13,583	138%
Gross profit margin	46%	31%	15%		44%	42%	2%
Cost of revenue increased $6.9 million, or 114% for the three months ended September 30, 2020 compared to the same period of 2019. The increase in cost of revenue was primarily due to a $3.8 million increase in continued investment in member facing headcount and a $3.2 million increase in provider related costs.
Cost of revenue increased $16.7 million, or 123% for the nine months ended September 30, 2020 compared to the same period of 2019. The increase in cost of revenue was primarily due to a $9.0 million increase in continued investment in member facing headcount, a $7.0 million increase in provider related costs and a $0.8 million increase in costs relating to member outreach programs.
We expect our cost of revenue to increase as our revenue increases, but expect our gross profit margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Change	Change %	2020	2019	Change	Change %
Operating expenses	$13,962	$8,322	$5,640	68%	$36,508	$22,844	$13,664	60%
Operating loss	(3,008)	(5,596)	2,588	46%	(13,099)	(13,018)	(81)	(1)%
Operating loss margin	(13)%	(63)%	50%		(24)%	(56)%	32%

Total operating expense increased $5.6 million, or 68%, for the three months ended September 30, 2020 when compared to the same period in 2019. The increase in operating expenses was primarily due to $4.5 million of higher employee-related costs due to higher headcount and $1.3 million of net higher vendor related costs to support our growing operations.

Total operating expense increased $13.7 million, or 60%, for the nine months ended September 30, 2020 when compared to the same period in 2019. The increase in operating expenses was primarily due to $10.5 million of higher employee-related costs due to higher headcount and $3.1 million of higher vendor related costs to support our growing operations.
We expect our operating expenses to increase for the foreseeable future as we continue to grow our business, but expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Interest expense, net	$(1,818)	$(589)	$(1,229)	(209)%	$(5,156)	$(1,382)	$(3,774)	(273)%
The increase in interest expense for the three and nine months ended September 30, 2020 was primarily due to the interest and debt discount amortization expense incurred for our 2024 Notes entered into during the three months ended September 30, 2019.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2020	2019	Change $	Change %	2020	2019	Change $	Change %
Other expense, net	$(847)	$(2,378)	$1,531	64%	$(1,226)	$(2,574)	$1,348	52%
The decrease in other expense, net for the three and nine months ended September 30, 2020 was primarily due to the $2.6 million of debt termination related costs as well as write-off of debt issuance costs related to the repayment and termination of our 2022 Loan in the three and nine months ended September 30, 2019, partially offset by the loss related to the change in the fair value of the warrant liability in the three and nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash and restricted cash was $67.4 million as of September 30, 2020. We had working capital of approximately $53.4 million as of September 30, 2020. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(6,084)	$(12,875)
Net cash used in investing activities	(1,131)	—
Net cash provided by financing activities	60,594	25,613
Net increase in cash and restricted cash	$53,379	$12,738
We used $6.1 million of cash from operating activities during the nine months ended September 30, 2020 compared with $12.9 million during the same period in 2019. The $6.8 million decrease in net cash used in operating activities during the nine months ended September 30, 2020 primarily relates to higher revenue in the 2020 period resulting from the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and increased non-cash expenses in the nine months ended September 30, 2020 such as payment in kind interest and stock-based compensation expense as compared to the same period in 2019.
Net cash used in investing activities was $1.1 million for the nine months ended September 30, 2020 and none in the same period of 2019. The $1.1 million of net cash used in investing activities for the nine months ended September 30, 2020 was primarily related to capitalized software development costs and purchases of computer equipment. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash provided by financing activities was $60.6 million for the nine months ended September 30, 2020 compared with $25.6 million for the nine months ended September 30, 2019. Net cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to $45.1 million of proceeds from the issuance of Series A Preferred Stock, $10.0 million from the issuance of the remaining 2024 Notes and $5.7 million of proceeds received from stock option exercises. Net cash provided by financing activities of $25.6 million for the nine months ended September 30, 2019 was primarily related to the $35 million of gross proceeds from the issuance of the 2024 Notes, $7.5 million of proceeds from the 2022 Loans and $2.8 million of proceeds from stock option and warrant exercises, partially offset by the $15.0 million net settlement of the 2022 Loans, $2.8 million of debt issuance costs and $2.0 million of debt termination fees.

As a result of the above, our cash and cash equivalents, including restricted cash of $9.8 million, was $67.4 million as of September 30, 2020.

Debt

See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a detailed discussion about our debt.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes in our contractual obligations and commitments outside of the ordinary course of business during the nine months ended September 30, 2020 from the contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At September 30, 2020, cash and restricted cash was $67.4 million and accumulated deficit was $350.8 million. We expect our current cash resources to cover expenses through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

We may periodically consummate opportunistic acquisitions of other companies, and we may not realize expected benefits or such acquisitions or we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all.

We may periodically consummate opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. In October 2020, we completed a strategic acquisition and are focused on integrating this acquisition into our operations. No assurance can be given that the benefits or synergies we may expect from an acquisition will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, vendors and other business partners of a company we acquire after announcement of acquisition plans. In addition, an acquisition may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and technology systems and applications, changing relationships with customers, vendors or strategic partners, differing regulatory requirements including in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of an acquired company or otherwise related to an acquisition could have a material adverse effect on our business, financial condition and results of operations. An acquisition also may require a large one-time charge and can result in increased debt or other contingent liabilities, adverse tax consequences, deferred compensation charges, the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, and the refinement or revision of fair value acquisition estimates following the completion of an acquisition, any of which items could negatively impact our business, financial condition and results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. An acquisition also could absorb substantial cash resources, require us to incur or assume debt obligations, or involve our issuance of additional equity securities. If we issue equity securities in connection with an acquisition, we may dilute our common stock with securities that have an equal or a senior interest in our company. An acquired entity also may be leveraged or dilutive to our earnings per share, or may have unknown liabilities. In addition, the combined entity may have lower than expected revenues or higher expenses and therefore may not achieve the anticipated results. Any of these factors relating to an acquisition could have a material adverse impact on our business, financial condition and results of operations.

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

Four customers accounted for an aggregate of 95% and 85% of our total revenue for the three months ended September 30, 2020 and 2019, respectively, and four customers accounted for an aggregate of 85% and 83% of our revenue for the nine months ended September 30, 2020 and 2019, respectively. Also, four customers represented an aggregate of 100% and 89% of our total accounts receivable as of September 30, 2020 and December 31, 2019, respectively. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

On September 24, 2019 (the “Closing Date”), we entered into the Note Agreement (as amended to date, the "Note Agreement"), by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc. (with any other purchasers party thereto from time to time, collectively the “Holder”) and Goldman Sachs Specialty Lending Group, L.P., as collateral agent, in connection with the sale of up to $45.0 million aggregate principal amount of senior secured notes (the “2024 Notes”). On the Closing Date, we issued an aggregate of $35.0 million in principal amount of 2024 Notes and, on August 25, 2020, we issued an additional $10.0 million in principal amount of 2024 Notes.

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

Risks related to our preferred stock

Our Series A Preferred Stock ranks junior to all of our indebtedness and other liabilities.

In the event of our bankruptcy, liquidation, dissolution or winding-up of our affairs, our assets will be available to pay obligations on the Series A Preferred Stock only after all of our indebtedness and other liabilities have been paid. The rights of holders of the Series A Preferred Stock to participate in the distribution of our assets will rank junior to the prior claims of our current and future creditors and any future series or class of preferred stock we may issue that ranks senior to the Series A Preferred Stock. Also, the Series A Preferred Stock effectively ranks junior to all existing and future indebtedness and to the indebtedness and other liabilities of our existing subsidiaries and any future subsidiaries. Our existing subsidiaries are, and future subsidiaries would be, separate legal entities and have no legal obligation to pay any amounts to us in respect of dividends due on the Series A Preferred Stock.

At September 30, 2020, our total liabilities equaled approximately $68.2 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

Certain of our existing or future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. The Note Agreement restricts the payment of dividends on the Series A Preferred Stock and contains events of default which could result in acceleration of such indebtedness upon the occurrence of certain events, including failure to meet certain financial covenants and the payment of dividends on, or redemption amounts in respect of, the Series A Preferred Stock in violation of the Note Agreement. While the conditional amendment to the Note Agreement entered into in connection with our issuance of the Series A Preferred Stock (the “Conditional Amendment”) permits the payment of dividends on the Series A Preferred Stock for the first eight periods following issuance, thereafter we may only pay such dividends so long as there is no default or event of default under the Note Agreement. Accordingly, there can be no assurance that we will remain in compliance with the terms of the Conditional Amendment, and if we default, we may be contractually prohibited from paying dividends on the Series A Preferred Stock or any amounts in redemption of or otherwise in respect of, the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Based on our net assets as of September 30, 2020, we will have limited net assets over our stated capital and future net losses we may incur would reduce the limited amount available. Accordingly, until such time as we generate significant net income from operations or otherwise increase our net assets over stated capital by means of, among other things, raising additional equity financing, we may not be able to pay cash dividends on the Series A Preferred Stock. Our ability to pay dividends may also be impaired if any of the risks described in this prospectus, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We have established a segregated account that will be funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be subject to a lien in favor of the collateral agent for the 2024 Notes and otherwise be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock.

Our Certificate of Incorporation contains provisions limiting the transferability and conversion of the Series A Preferred stock.

As noted above, the Protective Amendment is designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock and certain of our other securities coming within the rules of the Internal Revenue Service under Section 382, including the Series A Preferred Stock as such does not meet the exception provided by Section 1504(a) of the Code and related Treasury Regulation § 1.382.-2(a)(3)(i) (collectively, “382 Stock”). While the Board of Directors has approved the issuance of our Series A Preferred Stock after determining that such issuance is not likely to result in a prohibited ownership shift, the Protective Amendment will continue to apply to the Series A Preferred Stock after issuance, including the restrictions on transfer and exchange.

The market for our Series A Preferred Stock may not provide investors with adequate liquidity.

Our Series A Preferred Stock is listed on the Nasdaq Global Market. However, the trading market for the Series A Preferred Stock may not be maintained and may not provide investors with adequate liquidity. The liquidity of the market for the Series A Preferred Stock depends on a number of factors, including prevailing interest rates, our financial condition and operating results, the number of holders of the Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in the Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain the trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

Future issuances of preferred stock, including future issuances of shares of Series A Preferred Stock in connection with our “At the Market” sales agreement, may reduce the value of the Series A Preferred Stock.

We may sell additional shares of preferred stock on terms that may differ from the Series A Preferred Stock. Such shares could rank on parity with or, subject to the voting rights referred to above (with respect to issuances of new series of preferred stock), senior to the Series A Preferred Stock as to distribution rights or rights upon liquidation, winding up or dissolution. The subsequent issuance of additional shares of Series A Preferred Stock, or the creation and subsequent issuance of additional classes of preferred stock on parity with the Series A Preferred Stock, could dilute the interests of the holders of Series A Preferred Stock offered hereby. Any issuance of preferred stock that is senior to the Series A Preferred Stock would not only dilute the interests of the holders of Series A Preferred Stock, but also could affect our ability to pay distributions on, redeem or pay the liquidation preference on the Series A Preferred Stock.

Market interest rates may materially and adversely affect the value of the Series A Preferred Stock.

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Continued increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

The special exchange right that the Series A Preferred Stock is entitled to may make it more difficult for a party to acquire us or discourage a party from acquiring us.

The Series A Preferred Stock special exchange right may have the effect of discouraging a third party from making an acquisition proposal for us or of delaying, deferring or preventing certain of our change of control transactions under circumstances that otherwise could provide the holders of our Series A Preferred Stock with the opportunity to realize a premium over the then-current market price of such equity securities or that stockholders may otherwise believe is in their best interests.

Holders of the Series A Preferred Stock may be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

Distributions paid to corporate U.S. holders of the Series A Preferred Stock may be eligible for the dividends-received deduction, and distributions paid to non-corporate U.S. holders of the Series A Preferred Stock may be subject to tax at the preferential tax rates applicable to “qualified dividend income,” if we have current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. We do not currently have any accumulated earnings and profits. Additionally, we may not have sufficient current earnings and profits during future fiscal years for the distributions on the Series A Preferred Stock to qualify as dividends for U.S. federal income tax purposes. If the distributions fail to qualify as dividends, U.S. holders would be unable to use the dividends-received deduction and may not be eligible for the preferential tax rates applicable to “qualified dividend income.”

You may be subject to tax if we make or fail to make certain adjustments to the Exchange Rate of the Series A Preferred Stock even though you do not receive a corresponding cash dividend.

The exchange rate for the Series A Preferred Stock special exchange right is subject to adjustment in certain circumstances. A failure to adjust (or to adjust adequately) such exchange rate after an event that increases your proportionate interest in us could be treated as a deemed taxable dividend to you. If you are a non-U.S. holder, any deemed dividend may be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments on the Series A Preferred Stock. In April 2016, the Internal Revenue Service issued new proposed income tax regulations in regard to the taxability of changes in exchange rights that will apply to the Series A Preferred Stock when published in final form and may be applied to us before final publication in certain instances.

Our revenues, operating results and cash flows may fluctuate in future periods, and we may fail to meet investor expectations, which may cause the price of our Series A Preferred Stock to decline.

Variations in our quarterly and year-end operating results are difficult to predict, and our income and cash flows may fluctuate significantly from period to period. If our operating results fall below the expectations of investors or securities analysts, the price of our Series A Preferred Stock could decline substantially. Specific factors that may cause fluctuations in our operating results include:

The Series A Preferred Stock represents perpetual equity interests in us, and it has no maturity or mandatory redemption date and are not redeemable at the option of investors under any circumstances. As a result, the Series A Preferred Stock will not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of the Series A Preferred Stock may be required to bear the financial risks of an investment in the Series A Preferred Stock for an indefinite period of time. In addition, the Series A Preferred Stock will rank junior to all our current and future indebtedness and other liabilities. The Series A Preferred Stock will also rank junior to any other senior securities we may issue in the future with respect to assets available to satisfy claims against us.

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. Also, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placing on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

The market price of the Series A Preferred Stock could be substantially affected by various factors.

The market price of the Series A Preferred Stock depends on many factors, which may change from time to time, including:

• prevailing interest rates, increases in which may have an adverse effect on the market price of the Series A Preferred Stock;
• trading prices of similar securities;
• our history of timely dividend payments;
• the annual yield from dividends on the Series A Preferred Stock as compared to yields on other financial instruments;
• general economic and financial market conditions;
• government action or regulation;
• the financial condition, performance and prospects of us and our competitors;
• changes in financial estimates or recommendations by securities analysts with respect to us or our competitors in our industry;
• our issuance of additional preferred equity or debt securities;
• actual or anticipated variations in quarterly operating results of us and our competitors; and
• the ongoing impact of the global COVID-19 pandemic.

As a result of these and other factors, holders of the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights for a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. Other than the limited circumstances described in the Certificate of Designations establishing the Series A Preferred Stock and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights.

Risks related to our common stock

Our common stock has limited trading volume, and it is therefore susceptible to high price volatility.

Our common stock is listed on the NASDAQ Global Market under the symbol “OTRK” and has at times experienced limited trading volumes. As such, our common stock may be more susceptible to significant and sudden price changes than stocks that are widely followed by the investment community and actively traded. The liquidity of our common stock depends upon the presence in the marketplace of willing buyers and sellers. We cannot assure you that you will be able to find a buyer for your shares. We could also subsequently fail to satisfy the standards for continued NASDAQ listing, such as standards having to do with a minimum share price, the minimum number of public shareholders or the aggregate market value of publicly held shares. Any holder of our securities should regard them as a long-term investment and should be prepared to bear the economic risk of an investment in our securities for an indefinite period.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of September 30, 2020, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of September 30, 2020, we had outstanding options to purchase 3,524,625 shares of our common stock and warrants to purchase 1,465,927 shares of our common stock at prices ranging from $1.80 to $105.60 per share. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of September 30, 2020, we had outstanding warrants to purchase an aggregate of 1,465,927 shares of common stock at exercise prices ranging from $1.80 to $18.71 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market.

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
3.3
Certificate of Designations regarding 9.50% Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on August 21, 2020)

3.4
Amendment No. 1 to Certificate of Designations regarding 9.50% Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on October 16, 2020).

10.1
First Amendment to Note Purchase Agreement, dated as of June 30,2020, by and among Catasys, Inc., the Purchaser signatory thereto and Goldman Sachs Specialty Lending Group, L.P. (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 1, 2020).

10.2
Second Amendment to Note Purchase Agreement by and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of August 19, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 20, 2020).

10.3
Third Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 11, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 14, 2020)

10.4
Fourth Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 2, 2020).

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

ONTRAK, INC.

Date: November 5, 2020	By:	/s/ TERREN S. PEIZER
Terren S. Peizer Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial and Accounting Officer)