Form 10-K
period 2020-12-31
Ontrak, Inc.
filed 2021-03-09
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	OTRK	The NASDAQ Global Market
9.50% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value	OTRKP	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
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
As of June 30, 2020, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $194,131,885 based on the $24.74 closing sales price of the common stock on The NASDAQ Capital Market on that date.

As of March 3, 2021, there were 17,690,285 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 2021 definitive Proxy Statement are incorporated by reference into Part III of this Form 10-K.

_______________________________________________________________________________________________________

In this Annual Report on Form 10-K, all references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company. The Company’s common stock, par value $0.0001 per share, is referred to as “common stock" and the Company’s 9.50% Series A Cumulative Perpetual Preferred Stock, par value $0.0001 per share, is referred to as “Series A Preferred Stock.”

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed due to factors such as, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements.

ITEM 1.    BUSINESS
Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was incorporated in the State of Delaware on September 29, 2003. Ontrak was founded with a passion for engaging with and helping improve the health and save lives of anyone impacted by behavioral health conditions. We are a leading Artificial Intelligence (“AI”)-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology enabled platform, PRE™ (Predict-Recommend-Engage), organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. Our PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not receiving the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our technology-enabled Ontrak™ solutions, a critical component of the PRE platform, are designed to provide integrated healthcare solutions to members with behavioral conditions. We have a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. We integrate evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness. As behavioral health conditions cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, our programs seek to improve member health and deliver validated cost savings of more than 50% for enrolled members to healthcare payors.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members in 30 states and our nation's capital.
Recent Developments
Corporate Name and Ticker Symbol Change
On July 6, 2020, we changed our corporate name from Catasys, Inc. to Ontrak, Inc. and changed our NASDAQ ticker symbol from CATS to OTRK effective July 7, 2020. We believe the change in our name leverages our national brand recognition of the Company's Ontrak solutions among our health plan members, health plan customers and network of behavioral health providers.
Acquisition
On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California. LifeDojo provides online behavior change and wellness programs, using a combination of coaching and mobile apps to help members form health habits and change health behaviors. This acquisition expands the total addressable market by enabling the creation of lower cost digital interventions across behavioral health and chronic disease populations. LifeDojo's member-facing apps also enhances our market leading behavioral engagement capabilities.
Customer Notification

On February 26, 2021, we were notified by our largest customer that the participation status with this customer will be terminated effective June 26, 2021. We have been advised to stop enrollment of new members for this customer and await guidance from the customer on transition plans for the 8,100 members who are currently benefiting from the Ontrak program. For the year ended December 31, 2020, this customer accounted for approximately 58% of our total revenue.
Our Market
The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. Individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of the total healthcare costs.
A smaller, high-cost subset of these patients with behavioral health conditions drives the majority of the claims costs for the overall substance dependent population. According to Milliman's research report titled "How do individuals with behavioral health conditions contribute to physical and total healthcare spending?" dated August 13, 2020, the behavioral subgroup patients constituted 5.7% of the total commercial population of insured lives but accounted for 44% of total commercial healthcare costs. Furthermore, it was noted in McKinsey and Co.'s article titled "A holistic approach for the U.S. behavioral health crisis during the COVID-19 pandemic," dated August 6, 2020, that in the post-COVID-19 period, traumatic stress, unemployment, and social isolation will lead to exacerbation of existing behavioral health conditions and onset of new conditions that could drive $100 billion to $140 billion of additional spending on behavioral and physical health services in 2020 and 2021.
The National Institute of Mental Health reports that nearly one in five adults in the United States of America are impacted by one of the following behavioral health issues:
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
•Depression. In 2017, an estimated 17.3 million U.S. adults aged 18 or older, or approximately 7.1% of all U.S. adults, had at least one major depressive episode in the past year, according to the National Institute of Mental Health. Patients with substance dependence and mood disorders were ranked four out of the top 10 reasons leading to readmission rates for Medicaid patients.
When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant, as most patients with behavioral health conditions do not receive the appropriate treatment they need for other existing medical conditions.
Our Solution
Our Ontrak technology enabled solution includes identification, engagement and treatment of health plan members with unaddressed behavioral health conditions. We specifically focus on members with anxiety, depression and/or substance use disorder(s) by applying claims-based analytics and predictive modeling to first identify health plan members with medical costs that may be impacted through behavioral health treatment with the Ontrak program. These members may or may not be diagnosed with a behavioral condition. We then conduct multichannel outreach to engage and enroll these members. Enrolled members receive care coaching and the opportunity to participate in telehealth or face-to-face evidence-based psychosocial and pharmacological treatment from our proprietary network of third-party providers. We believe the benefits of Ontrak include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program.

Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen medical comorbidities. We do this by identifying, engaging and treating these members through our Ontrak solution. Our Ontrak solution to date has focused on substance use disorder, anxiety and depression.
Our Ontrak solution combines care coaching, innovative psychosocial and medical treatment delivered through a proprietary provider network and in-market support from Community Care Coordinators. The solution is designed to help payors treat and manage populations struggling with substance use disorder, depression and anxiety to improve their health and thereby decrease their overall health care costs.
We are currently marketing our Ontrak solution to payors on a case rate, monthly fee, or fee for service basis, which involves educating them on the disproportionately high cost of their population with unaddressed behavioral health conditions that exacerbate medical comorbidities, and demonstrating the potential for Ontrak to reduce these costs.
Regulatory Matters
The healthcare industry is highly regulated and continues to undergo significant changes. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. For more information about regulatory matters, see discussion under "Risks related to our healthcare industry" in Item 1A - Risk Factors of this Form 10-K.
Human Capital Resources
We believe our employees are among our most important resources and are critical to the continued success of our business. We are focused on attracting and retaining talented and experienced individuals across all areas of our business and committed to hiring, developing and supporting a diverse and inclusive workplace. All of our employees are required to adhere to a professional code of conduct and comply with annual training on, but not limited to, raising awareness, preventing and reporting any type of unlawful discrimination. We are not a party to any labor agreements and none of our employees are represented by a labor union.
As of December 31, 2020, we had a total of 726 employees, which included 723 full-time, one part-time and two temporary employees, and represents an 84% year-over-year increase in our total employee headcount. A majority of our employee base is comprised of care coaches, member engagement specialists and other staff directly involved in member care, as well as research and development, engineering and administrative team members. We expect our headcount growth to continue for the foreseeable future as we continue to make investments to support the growth of our business.
In addition, as of December 31, 2020, we had a total of approximately 40 independent contractors who provide us various consulting services, including recruiting, health network providers, marketing and other professional services, that are important to the operation of our business.
Available Information
We were incorporated in the State of Delaware on September 29, 2003. Our principal executive offices are located at 2120 Colorado Avenue, Suite 230, Santa Monica, California 90404, and our telephone number is (310) 444-4300.
Our corporate website address is www.ontrak-inc.com, the contents of which are not incorporated herein. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding our company, at www.sec.gov. The contents of these websites are not incorporated into this Annual Report. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

ITEM 1A.    RISK FACTORS
In evaluating us and our securities, we urge you to carefully consider the risks and other information in this Annual Report on Form 10-K. Any of the risks discussed in this Annual Report on Form 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Annual Report on Form 10-K.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

●	We have a limited operating history, have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●
We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.

●
Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.

●	Our business currently depends upon four large customers; the loss of any one of such customers would have a material adverse effect on us.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●
The agreement with our lenders regarding our outstanding senior secured indebtedness contains significant restrictions on our business and operations and requires ongoing compliance with detailed financial covenants. Any failure to comply with the terms of such indebtedness would have a material adverse effect on our business and our securities.

●
Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is subject to restrictions on transfer contained in our charter and has limited voting rights.

●
Our Chairman and CEO controls over 51% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We have a limited operating history, expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At December 31, 2020, cash and restricted cash was $103.2 million and accumulated deficit was $354.0 million. We expect our current cash resources to cover expenses through at least the next 12 months from the filing date of this Form 10-K. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers as well as completing equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support this increased demand for services, we invested and will continue to invest in additional headcount needed to support the anticipated growth. Additional management plans include adding new customers, increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase margins on both existing and new members.

We have a growing customer base and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the foreseeable future and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, we would consider financing these options with either additional debt or equity financing.

We may need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to grow our business. We may require additional funds before we are able to generate enough cash flows to fund our operations.

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

An acquisition may require significant expenses and can result in increased debt or other contingent liabilities, adverse tax consequences, deferred compensation charges, the recording and later amortization of amounts related to deferred compensation and certain purchased intangible assets, and the refinement or revision of fair value acquisition estimates following the completion of an acquisition, any of which items could negatively impact our business, financial condition and results of operations. In addition, we may record goodwill in connection with an acquisition and incur goodwill impairment charges in the future. Any of these charges could cause the price of our common stock to decline. An acquisition also could absorb substantial cash resources, require us to incur or assume debt obligations, or involve our issuance of additional equity securities. If we issue equity securities in connection with an acquisition, we may dilute our common stock with securities that have an equal or a senior interest in our company. An acquired entity also may be leveraged or dilutive to our earnings per share, or may have unknown liabilities. In addition, the combined entity may have lower than expected revenues or higher expenses and therefore may not achieve the anticipated results. Any of these factors relating to an acquisition could have a material adverse impact on our business, financial condition and results of operations.

Our programs may not be as effective as we believe them to be, which could limit our potential revenue growth.

Our belief in the efficacy of our Ontrak solution is based on a limited experience with a relatively small number of members. Such results may not be statistically significant, have not been subjected to close scientific scrutiny, and may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our solutions are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient or that our programs do not have a high enough return on investment. Our success is dependent on our ability to enroll third-party payor members in our Ontrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

We face business disruption and related risks resulting from the novel coronavirus 2019 (COVID-19) pandemic, which could have a material adverse effect on our business and results of operations.

Our business could be disrupted and materially adversely affected by the COVID-19 pandemic, including as a result of mutations of such virus and the global spread of viral variants that may be more contagious or resistant to currently known treatments. As a result of measures imposed by the governments in affected regions, businesses and schools have been from time to time suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result of the global pandemic, trade and business activities around the world have been adversely affected, international stock and commodity markets have fluctuated widely and many regions are exhibiting signs of economic recession. Several programs were enacted in different countries in efforts to alleviate rising levels of unemployment and economic dislocation created by significantly reduced levels of social and business activity, although their longer term effectiveness is still uncertain particularly in view of a "second wave" effect of the spread of the contagion and related variants. We are continuously assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular, or its effects on our members or outreach pool.

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

Four customers accounted for an aggregate of 94% and 85% of our total revenue for the year ended December 31, 2020 and 2019, respectively. Also, two customers represented an aggregate of 99% of our total accounts receivable as of December 31, 2020 and three customers represented an aggregate of 85% of our total accounts receivable as of December 31, 2019. On February 26, 2021, we were notified by our largest customer that the participation status with this customer will be terminated effective June 26, 2021 and were advised to stop enrollment of new members await guidance from the customer on transition plans for the 8,100 members who are currently benefiting from the Ontrak program. For the year ended December 31, 2020, this customer accounted for approximately 58% of our total revenue. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

Our ability to use our net operating losses to offset future taxable income has been limited in certain cases and may be subject to certain limitations in the future.

Our net operating loss carryforwards ("NOLs") will begin to expire in 2023. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We have experienced ownership changes in the past and can continue to experience ownership changes under Section 382 as a result of events in the past or the issuance of shares of common or preferred stock, or a combination thereof. As a result of such ownership changes, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

In order to protect the Company’s significant NOLs, we filed an Amended and Restated Certificate of Incorporation of the Company containing an amendment (the “Protective Amendment”) with the Delaware Secretary of State on October 28, 2019. The Protective Amendment was approved by the Company’s stockholders by written consent dated September 24, 2019.

The Protective Amendment is designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our stock. The Protective Amendment’s transfer restrictions generally restrict any direct or indirect transfers of stock if the effect would be to increase the direct or indirect ownership of the stock by any person from less than 4.99% to 4.99% or more of the stock, or increase the percentage of the stock owned directly or indirectly by a person owning or deemed to own 4.99% or more of the stock. Any direct or indirect transfer attempted in violation of the Protective Amendment will be void as of the date of the prohibited transfer as to the purported transferee.

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

The Protective Amendment is not binding with respect to shares of stock issued prior to its adoption unless the holder of such shares has voted in favor of the Protective Amendment and the resulting transfer restriction is noted conspicuously on the certificate representing such shares, or, in the case of uncertificated shares, the registered owners are notified of the Protective Amendment, or such registered owner has actual knowledge of the Protective Amendment. Therefore, even after the effectiveness of the Protective Amendment, we cannot assure you that we will not experience an ownership change as defined in Section 382, including as a result of a waiver or modification by our Board as permitted by the Protective Amendment.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payors. Following the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, there were renewed legislative efforts to significantly modify or repeal the Health Care Reform Law and certain executive policy changes designed to modify its impact, including the enactment of the Tax Cuts and Jobs Act in December 2017 which repealed the penalties under the Health Care Reform Law for uninsured persons. In light of the recent 2020 federal elections, which resulted in the election of the Democrat presidential nominee and Democratic majorities in both the Senate and House, we cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

In 2018, California passed the California Consumer Privacy Act (the “CCPA”), which gives consumers significant rights over the use of their personal information, including the right to object to the “sale” of their personal information. In 2020, Californians voted to enact the California Privacy Rights Act (CPRA), which amends the CCPA by expanding consumers' rights in their personal information and creating a new governmental agency to interpret and enforce the statute. Most provisions of the CPRA will become effective on January 1, 2023. While information covered by HIPAA is generally exempt from the applicability of the CCPA as amended by the CPRA, the rights of consumers under the CCPA may restrict our ability to use personal information in connection with our business operations. The CCPA also provides a private right of action for certain security breaches.

In 2019, New York passed a law known as the SHIELD Act, which expands data breach reporting obligations and requires companies to have robust data security programs in place. More recently, New York and other states, including Washington, have introduced significant privacy bills, and Congress is debating federal privacy legislation, which if passed, may restrict our business operations and require us to incur additional costs for compliance.

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
•acquire other businesses; and
•merge or consolidate.

The Note Agreement contains a fixed charge coverage ratio covenant, a leverage ratio covenant and minimum revenue and liquidity covenants. Events beyond our control could affect our ability to meet these and other covenants under the Note Agreement. We have in the past required waivers to or modifications of such covenant requirements which the lender has granted.

There can be no assurance that we will not require additional such waivers or modifications or on what terms the lender will be willing to provide them, if at all. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Code. Our failure to comply with our covenants and other obligations under the Note Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of the Notes. If the indebtedness represented by the Notes is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

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

At December 31, 2020, our total liabilities equaled approximately $84.0 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Form 10-K, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We have established a segregated account that will be funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be subject to a lien in favor of the collateral agent for the 2024 Notes and otherwise be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock offering.

Our Certificate of Incorporation contains provisions limiting the transferability and conversion of the Series A Preferred stock.

As noted above, the Protective Amendment is designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock and certain of our other securities coming within the rules of the Internal Revenue Service under Section 382, including the Series A Preferred Stock as such does not meet the exception provided by Section 1504(a) of the Code and related Treasury Regulation §1.382.-2(a)(3)(i) (collectively, “382 Stock”). While the Board of Directors has approved the issuance of our Series A Preferred Stock after determining that such issuance is not likely to result in a prohibited ownership shift, the Protective Amendment will continue to apply to the Series A Preferred Stock after issuance, including the restrictions on transfer and exchange.

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

Future issuances of preferred stock may reduce the value of the Series A Preferred Stock.

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

Holders of the Series A Preferred Stock may be subject to tax if we make or fail to make certain adjustments to the Exchange Rate of the Series A Preferred Stock even though you do not receive a corresponding cash dividend.

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

More than 51% of our outstanding common stock is beneficially owned by our chairman and chief executive officer, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

10,363,344 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Chairman and Chief Executive Officer, which represents beneficial ownership of approximately 55% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

We have used the market price of our common stock to establish future payment obligations to stockholders of acquisition targets in the past and may continue to do so in the future; any decline in the market price regardless of whether due to our performance or external market dynamics would give rise to a payment obligation to such holders. Furthermore, stockholders may initiate securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur substantial costs and could divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2020, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of December 31, 2020, we had outstanding options to purchase 3,616,314 shares of our common stock at exercise prices ranging from $7.50 to $60.16 per share and warrants to purchase 1,465,927 shares of our common stock at exercise prices ranging from $1.80 to $18.71 per share. Also, as of December 31, 2020, we had a total of 30,000 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

We have paid no cash dividends on our common stock to date, and we intend to retain our future earnings, if any, to fund the continued development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future on our common stock. Further, any payment of cash dividends will also depend on our financial condition, results of operations, capital requirements and other factors, including contractual restrictions to which we may be subject, and will be at the discretion of our Board of Directors.

The exercise of our outstanding warrants may result in a dilution of our current stockholders' voting power and an increase in the number of shares eligible for future resale in the public market, which may negatively impact the market price of our stock.

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of December 31, 2020, we had outstanding warrants to purchase an aggregate of 1,465,927 shares of common stock at exercise prices ranging from $1.80 to $18.71 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our principal executive and administrative offices are located in leased office space in Santa Monica, California. We believe that the current office space is adequate to meet our needs.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the following:
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). In this action, plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. The complaint has not yet been served. We believe that the allegations lack merit and intend to defend against this action vigorously.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol "OTRK."
Holders
As of March 3, 2021, there were approximately 41 stockholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders.
Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2020 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, except as follows:

In November and December 2020, we issued a total of 74,984 unregistered, restricted shares of our common stock as partial consideration for our acquisition of LifeDojo Inc. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.
Issuer Purchase of Equity Securities
None.
ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements that involve a variety of risks and uncertainties, many of which are beyond our control, which may cause our actual results to differ materially from those discussed. These factors include, among others, limited operating history, difficulty in developing, exploiting and protecting proprietary technologies, intense competition and substantial regulation in the healthcare industry. Additional information concerning factors that could cause or contribute to such differences can be found in the following discussion, as well as in Item 1A. -“Risk Factors.”
OVERVIEW
General
Ontrak is a leading AI-powered and telehealth-enabled, virtualized healthcare company. We harness proprietary big data predictive analytics, artificial intelligence and telehealth, combined with human interaction, to deliver improved member health and cost savings to health plans. We identify, engage and treat health plan members with unaddressed behavioral health conditions that worsen medical comorbidities. Our mission is to help improve the health and save the lives of as many people as possible.
We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the Ontrak™ program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled Ontrak program is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. We believe that the Company's programs seek to improve member health and deliver validated cost savings of more than 50% for enrolled members to healthcare payors.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members in 30 states, as well as the nation's capital.

Recent Developments
Acquisition

On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California, for total consideration of approximately $8.9 million, including $3.4 million in cash payment, 75,000 shares of our common stock (of which 74,984 shares were issued and 16 fractional shares were settled in cash) worth approximately $5.0 million at close, as well as certain contingent consideration based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date of the acquisition (measurement period). As of October 28, 2020, we determined that the fair value of this contingent consideration was $0.5 million. The contingent consideration amount, if any, is generally payable within five business days following completion of the measurement period. LifeDojo provides online behavior change and wellness programs, using a combination of coaching and mobile apps to help members form health habits and change health behaviors.
Preferred Stock Offering

In 2020, we completed the offering of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), resulting in aggregate gross proceeds of $93.8 million to the Company (or $86.6 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "OTRKP." We generally may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, we may, at our option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by us or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if we fail to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

We used a portion of the net proceeds of the initial offering to fund a segregated dividend account for the payments of the first eight quarterly dividend payments on the Series A Preferred Stock and intends to use the remaining net proceeds for general corporate purposes, which may include working capital, M&A and investments in technology.

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

On November 11, 2020, our Board of Directors declared the first quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on November 15, 2020. The first quarterly cash dividend equaled $0.6333333 per share, representing more than a full quarter as it covered the period from, and including, the first date we issued the Series A Preferred Shares, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividends of $1.2 million on November 30, 2020. At December 31, 2020, we had undeclared dividends of $0.7 million.
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
Customer Notification

On February 26, 2021, we were notified by our largest customer that the participation status with this customer will be terminated effective June 26, 2021. We have been advised to stop enrollment of new members for this customer and await guidance from the customer on transition plans for the 8,100 members who are currently benefiting from the Ontrak program. For the year ended December 31, 2020, this customer accounted for approximately 58% of our total revenue
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
•Revenue. Our revenues are mostly generated from fees charged to health plan customers related to health plan members enrolled in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. Our performance obligation is satisfied over the length of the Ontrak program as our services our delivered.

•Effective Outreach Pool. Our Effective Outreach Pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program.
•Cash flow from operations. Our current business activities result in an outflow of cash flow from operations as we invest strategically into our business to help continue the growth of our operations.

	Year Ended December 31,
(in thousands, except outreach pool)	2020	2019	Change	% Change
Revenue	$82,837	$35,095	$47,742	136%
Effective outreach pool	152,000	108,000	44,000	41%
Cash flow from operations	$(6,282)	$(16,901)	$10,619	63%
Key Components of Our Results of Operations
Revenue

Revenue from contracts with customers is recognized when, or as, we satisfy our performance obligations by transferring the promised goods or services to the customers. Revenue from a performance obligation satisfied over time is recognized by measuring our progress in satisfying the performance obligation in a manner that depicts the transfer of the goods or services to the customer. Revenue related to health plan customers whose health plan members are enrolled in our program is recognized over the enrollment period of the program.

Cost of Revenue

Cost of healthcare services consists primarily of salaries related to our care coaches, member engagement specialists and other staff directly involved in member care, healthcare provider claims payments and related processing fees, and other direct costs incurred to serve our health plan customers. All costs are recognized in the period in which an eligible member receives services.

Operating Expenses

Our operating expenses consist of our sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions, and costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. All advertising related costs are expense as incurred. Research and development expenses consist primarily of personnel and related expenses for our engineers and software development staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, and other corporate expenses.

Interest Expense, net

Interest expense consists primarily of interest expense from our note agreements, accretion of debt discount, amortization of debt issuance costs and finance leases.
Other Income (Expense), net

Other income (expense) consists of gains (losses) associated with changes in fair value of warrant and contingent liabilities, debt termination costs and write-off of deferred debt issuance costs associated with loan payoff, as well as other miscellaneous income (expense).

Results of Operations
The table below and the discussion that follows summarize our results of operations for each of the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Revenue	$82,837	$35,095
Cost of revenue	43,603	20,408
Gross profit	39,234	14,687

Operating expenses:
Research and development	12,923	5,439
Sales and marketing	4,525	4,735
General and administrative	36,709	24,527
Total operating expenses	54,157	34,701
Operating loss	(14,923)	(20,014)

Other expense, net	(1,213)	(2,598)
Interest expense, net	(7,219)	(3,047)
Loss before income taxes	(23,355)	(25,659)
Income tax benefit	645	—
Net loss	$(22,710)	$(25,659)

Revenue
The mix of our revenues between commercial and government insured members remained consistent year over year. The following table sets forth our sources of revenue for each of the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	Change %
Commercial revenue	$47,741	$21,753	$25,988	119%
Percentage of commercial revenue to total revenue	58%	62%	(4)%

Government revenue	$35,096	$13,342	$21,754	163%
Percentage of government revenue to total revenue	42%	38%	4%

Total revenue	$82,837	$35,095	$47,742	136%
Revenue increased $47.7 million, or 136%, in 2020 as compared to 2019. Enrolled members increased by 8,706 as of December 31, 2020 compared to December 31, 2019, or 124%. These increases were attributable to the continued expansion of our Ontrak program with our existing health plan customers, including the Ontrak-A Program expansions in the first half of 2020 for a national health plan in nine states, including Washington D.C., and the Ontrak-CI Program expansion launched in October 2020 for a national health plan in 13 states, as well as the increase in our enrolled members from existing and new health plans. Revenues relating to our expansion health plan members are generally billed up front for the Ontrak program's annual fee based on enrolled members and contributed to an increase in our deferred revenue at December 31, 2020, which we expect to recognize as revenue over the related service performance period. Our deferred revenue increased by $15.2 million, or 261%, as of December 31, 2020 compared to the same period last year.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	% Change
Cost of revenue	$43,603	$20,408	$23,195	114%
Gross profit	39,234	14,687	24,547	167
Gross profit margin	47%	42%	5%
Cost of revenue increased $23.2 million, or 114%, in 2020 as compared to 2019. The increase in cost of revenue was primarily due to a $13.6 million increase in member facing headcount and a $9.5 million increase in provider related costs as well as third party administrators for processing claims. Our member facing headcount, which includes our care coaches and member engagement specialists, increased by 229, or 89%, to 486 as of December 31, 2020 compared to the same period last year.
Gross profit and gross profit margin increased by $24.5 million and 5%, respectively, in 2020 as compared to 2019. The increase in gross profit was primarily due to the increase in our revenue discussed above. The increase in gross profit margin was primarily related to an improvement in hourly compensation costs and member related material printing costs as a percent of revenue, partially offset by an increase in costs for member visit claims from healthcare providers.
We expect our cost of revenue to increase as our revenue increases, but expect our gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	% Change
Operating expenses:
Research and development	$12,923	$5,439	$7,484	138%
Sales and marketing	4,525	4,735	(210)	(4)
General and administrative	36,709	24,527	12,182	50
Total operating expenses	$54,157	$34,701	$19,456	56

Operating loss	$(14,923)	$(20,014)	$5,091	(25)%
Operating loss margin	(18.0)%	(57.0)%	39.0%
Total operating expense increased $19.5 million, or 56%, in 2020 as compared to 2019. The increase in operating expenses was primarily due to a $12.2 million increase in our general and administrative costs, which was primarily related to $9.1 million of higher employee-related costs related to higher headcount and $3.6 million of higher vendor related costs to support our growing operations. In addition, the increase in operating expenses included a $7.5 million increase in our research and development costs, which was primarily related to an increase of $5.5 million in employee-related costs and a $1.3 million increase in professional consulting costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business.
We expect our operating expenses to increase for the foreseeable future as we continue to make investments in the growth of our business, but we expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	% Change
Other expense, net	$1,213	$2,598	$(1,385)	(53)%

Other expense, net decreased $1.4 million, or 53%, in 2020 as compared to 2019. The decrease in other expense, net was primarily due to $2.6 million of debt termination related costs as well as write-off of debt issuance costs related to the repayment and termination of our 2022 Loan in 2019, partially offset by the $1.2 million increase in loss related to the change in fair value of the warrant liability in 2020.
Interest Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	Change	% Change
Interest expense, net	$7,219	$3,047	$4,172	137%
Interest expense, net increased $4.2 million, or 137%, in 2020 as compared to 2019. The increase in interest expenses was primarily due to interest and debt discount amortization expense related to our 2024 Notes entered into in September 2019, as well as higher average outstanding loan balance in 2020 compared to 2019.
Income Tax Benefit
Income tax benefit for the year ended December 31, 2020 was $0.6 million, which was a result of the deferred tax liability recorded at the time of the LifeDojo acquisition that was subsequently reversed at December 31, 2020. There were no income tax benefit for the year ended December 31, 2019.
Liquidity and Capital Resources
Cash and restricted cash was $103.2 million as of December 31, 2020. We had working capital of approximately $87.2 million as of December 31, 2020. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months from the filing date of this Form 10-K. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the Ontrak program. We operate our Ontrak solutions in 30 states, as well as the nation's capital. We provide services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations.
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying consolidated financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers as well as completing debt and equity financings totaling approximately $87 million and $10 million, respectively, in 2020. To support this increased demand for services, we invested and will continue to invest in additional headcount and enhancements to technology needed to support the anticipated growth. Additional management plans include increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019
Net cash used in operating activities	$(6,282)	$(16,901)
Net cash used in investing activities	(4,638)	—
Net cash provided by financing activities	100,112	27,349
Net increase in cash and restricted cash	$89,192	$10,448

We used $6.3 million of cash from operating activities during the year ended December 31, 2020 compared with $16.9 million during the same period in 2019. The $10.6 million decrease in net cash used in operating activities in 2020 primarily relates to decreased in net loss related to higher revenue in 2020 resulting from the increase in members being treated, the addition of care coaches, outreach specialists, community care coordinators and other staff to manage the increasing number of enrolled members, and increased non-cash expenses in 2020 such as payment in-kind interest and stock-based compensation expense in 2020 compared to 2019, as well as an increase in deferred revenue, partially offset by an increase in accounts receivable, related to the Ontrak-CI expansion in the fourth quarter of 2020.
Net cash used in investing activities in 2020 was $4.6 million and none in the year ended December 31, 2019. The $4.6 million of net cash used in investing activities includes $2.9 million relating to the acquisition of LifeDojo in October 2020 and $1.7 million of capital expenditures, which were primarily related to capitalized software development costs and purchases of computer equipment. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.
Our net cash provided by financing activities was $100.1 million for the year ended December 31, 2020, compared with net cash provided by financing activities of $27.3 million for the year ended December 31, 2019. Net cash provided by financing activities for the year ended December 31, 2020 was primarily related to $87.4 million of total proceeds from the issuance of our Series A Preferred Stock, $10.0 million of proceeds from the issuance of the remaining 2024 Notes and $6.2 million of proceeds received from stock option exercises, partially offset by a $1.2 million dividend payment on our Series A Preferred Stock and $1.2 million of payments on our financed insurance premiums. Net cash provided by financing activities for the year ended December 31, 2019 consisted of the gross proceeds from the issuance of debt in the amount of $44 million, proceeds from option exercises of $1.9 million and warrant exercises of $1.1 million, partially offset by loan repayment of $16.9 million, debt issuance costs of $2.8 million and debt termination costs of $2.0 million.
As a result of the above, our total cash and cash equivalents, including restricted cash of $16.3 million, was $103.2 million as of December 31, 2020.
We expect our current cash resources to cover our operations through at least the next twelve months, however, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Debt
See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion about our debt.
Preferred Stock Offering
See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion about our preferred stock offering and related preferred stock dividends.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet arrangements.
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
Revenue Recognition
The Company generates virtual healthcare service revenue from contracts with customers as it satisfies its performance obligations to customers and their members enrolled in our Ontrak program. The virtual healthcare service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in a manner that depicts the transfer of services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including identification of the performance obligation and the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside the Company's influence, such as the judgment and actions of third parties.
Cost of Revenue
Cost of revenue consists primarily of salaries related to our care coaches, outreach specialists and other staff directly involved in member care, healthcare provider claims payments and related processing fees and other direct costs incurred in delivering our performance obligation. Salaries and fees charged by our third party administrators for processing claims are expensed in the period in which an eligible member receives services.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less to be cash equivalents. Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents. Cash is deposited with what we believe are highly credited, quality financial institutions. The deposited cash exceeds Federal Deposit Insurance Corporation insured limits. We cannot provide assurance that we will not experience losses on these deposits.
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
Share-Based Compensation
Stock Options and Restricted Stock Units – Employees and Directors
We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values on the date of grant. We estimate the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. We estimate the fair value of shares for stock option awards using the Black-Scholes option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statements of operations. We recognize forfeitures when they occur.

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
Income Taxes
We account for income taxes using the liability method in accordance with Accounting Standards Committee (“ASC”) 740 “Income Taxes.” To date, no current income tax liability has been recorded due to our accumulated net losses. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and the amounts that are reported in the tax returns. Deferred tax assets and liabilities are recorded on a net basis; however, our net deferred tax assets have been fully reserved by a valuation allowance due to the uncertainty of our ability to realize future taxable income and to recover our net deferred tax assets.
Recently Issued or Newly Adopted Accounting Pronouncements
For information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management believes that, as of December 31, 2020, our internal control over financial reporting was effective based on those criteria.
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

Auditor’s Report on Internal Control over Financial Reporting

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report.
ITEM 9B.    OTHER INFORMATION
None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

3.2
Certificate of Amendment of Certificate of Incorporation, filed July 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on July 6, 2020).

3.3	By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.6 of Catasys, Inc’s Form 10-K filed with the Securities and Exchange Commission on March 22, 2019.
3.4	Amended and Restated Bylaws of Ontrak, Inc., effective July 6, 2020 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on July 6, 2020).
3.5
Certificate of Designations regarding 9.50% Series A Cumulative Perpetual Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on August 21, 2020)

3.6
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

4.2	Form of Heritage Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on June 15, 2018.

4.3	Form of Horizon Warrant, incorporated by reference to Exhibit 4.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on March 14, 2019.
4.4	Form of Senior Secured Note, incorporated by reference to Exhibit 4.1 of Catasys, Inc's Form 8-K filed with the Securities Exchange Commission on September 25, 2019.
4.5
Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019, incorporated by reference to Exhibit 4.2 of Catasys, Inc.'s Form 8-K filed with the SEC on September 25, 2019.

4.6*	Description of Securities.
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

10.5#
Amended Employment Agreement, by and between the Company and Mr. Richard A. Anderson dated April 10, 2018, incorporated by reference to Exhibit 10.1 of Catasys Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 16, 2018.

10.6
Note Agreement, dated as of September 24, 2019, by and among Catasys, Inc., certain of its subsidiaries party thereto as guarantors, Goldman Sachs Specialty Lending Group, LP, as purchaser and any other purchasers party thereto from time to time and Goldman Sachs Specialty Lending Group, LP, as collateral agent, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 25, 2019.

10.7
First Amendment to Note Purchase Agreement, dated as of June 30,2020, by and among Catasys, Inc., the Purchaser signatory thereto and Goldman Sachs Specialty Lending Group, L.P., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 1, 2020.

10.8
Second Amendment to Note Purchase Agreement by and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of August 19, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 20, 2020).

10.9
Third Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 11, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 14, 2020)

10.10
Fourth Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 2, 2020).

10.11
Fifth Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of December 14, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 15, 2020).

10.12#
Modification of Employment Agreement dated December 16, 2019 by and between Catasys, Inc. and Mr. Christopher Shirley, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 20, 2019.

10.13#
Employment Agreement dated November 15, 2019 by and between the Company and Mr. Curtis Medeiros, incorporated by reference to Exhibit 10.1 of Catasys, Inc.’s Form 8-K filed with the Securities and Exchange Commission on December 6, 2019.

10.14#
Employment Agreement dated March 16, 2020 by and between the Company and Mr. Brandon LaVerne, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on March 17, 2020.

10.15#
Employment Agreement dated October 19, 2020 by and between the Company and Mr. Robert Newton, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on October 23, 2020.

14.1
Code of Conduct and Ethics, incorporated by reference to Exhibit 14.1 of Catasys Inc.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

21.1*	Subsidiaries of the Company.
23.1 *	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
Not applicable

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: March 9, 2021	By:	/s/ TERREN S. PEIZER
Terren S. Peizer
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	March 9, 2021
Terren S. Peizer	and Chief Executive Officer
(Principal Executive Officer)

/s/ CURTIS MEDEIROS	President, Chief Operating Officer	March 9, 2021
Curtis Medeiros

/s/ BRANDON H. LAVERNE	Chief Financial Officer	March 9, 2021
Brandon H. LaVerne	(Principal Financial and
Accounting Officer)

/s/ RICHARD A. BERMAN	Director	March 9, 2021
Richard Berman

/s/ EDWARD ZECCHINI	Director	March 9, 2021
Edward Zecchini

/s/ MICHAEL SHERMAN	Director	March 9, 2021
Michael Sherman

/s/ ROBERT REBAK	Director	March 9, 2021
Robert Rebak

/s/ GUSTAVO GIRALDO	Director	March 9, 2021
Gustavo Giraldo

/s/ DIANE SELOFF	Director	March 9, 2021
Diane Seloff

/s/ KATHERINE QUINN	Director	March 9, 2021
Katherine Quinn

ONTRAK, INC.
Index to Consolidated Financial Statements and Financial Statement Schedules
Financial Statements

Financial Statement Schedules
All financial statement schedules are omitted as they are either not applicable or the information required is presented in the consolidated financial statements and notes thereto included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ontrak, Inc., f/k/a Catasys, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ontrak, Inc., f/k/a Catasys, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Calculation of variable consideration related to price concessions

As described further in Note 2 to the financial statements, the variable contract revenue is recognized at the amount that reflects the consideration the Company expects to receive in exchange for providing services directly to customers. The transaction price of the Company’s revenue contract is variable as it is calculated net of estimated price concessions. Management estimates the value of variable consideration based upon historical experience and other factors, including evaluation of expected adjustments, past adjustments and collection experience in relation to amounts billed, current contract and reimbursement terms. As disclosed by Management, the evaluation of these historical and other factors involves complex, subjective judgements.

We identified the calculation of variable consideration related to price concessions as a critical audit matter due to the significant judgment and estimation required by management in their process. These estimates require the consideration of key assumptions such as insurance coverage levels which has estimation uncertainty. This in turn led to a high degree of auditor judgment, subjectivity and effort in applying the procedures related to those assumptions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures also included, among others, (i) obtaining an understanding of management’s process and evaluating the design of controls over management’s calculation of variable consideration related to price concessions, as well as the relevance and use of historical experience data as an input into the estimate, (ii) testing the completeness and accuracy of the input data, (iii) evaluating the historical accuracy of management’s process for developing the estimate of the amount which will ultimately be collected and (iv) developing an independent expectation of the amount expected to be collected. We used a retrospective approach that includes historical sales and collection data in developing our independent expectations and in testing management’s process.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP
Iselin, New Jersey
March 9, 2021

ONTRAK, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$86,907	$13,610
Restricted cash - current	9,127	—
Receivables, net	16,682	3,615
Unbilled receivables	4,426	2,093
Deferred costs - current	2,352	341
Prepaid expenses and other current assets	4,144	733
Total current assets	123,638	20,392
Long-term assets:
Property and equipment, net	2,273	528
Restricted cash - long-term	7,176	408
Goodwill	5,727	—
Intangible assets, net	3,561	—
Other assets	367	112
Operating lease right-of-use asset	1,959	2,415
Total assets	$144,701	$23,855

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	$1,287	$1,385
Accrued compensation and benefits	4,723	3,640
Deferred revenue	20,954	5,803
Current portion of operating lease liability	434	374
Other accrued liabilities	9,012	2,205
Warrant liabilities	—	691
Total current liabilities	36,410	14,098
Long-term liabilities:
Long-term debt, net	45,719	31,597
Long-term operating lease liability	1,403	1,836
Long-term finance lease liabilities	418	233
Total liabilities	83,950	47,764
Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 and no shares issued and outstanding at December 31, 2020 and 2019, respectively	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 17,543,218 and 16,616,165 shares issued and outstanding at December 31, 2020 and 2019, respectively	2	2
Additional paid-in capital	414,773	307,403
Accumulated deficit	(354,024)	(331,314)
Total stockholders' equity (deficit)	60,751	(23,909)
Total liabilities and stockholders' equity (deficit)	$144,701	$23,855
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019
Revenue	$82,837	$35,095
Cost of revenue	43,603	20,408
Gross profit	39,234	14,687

Operating expenses:
Research and development	12,923	5,439
Sales and marketing	4,525	4,735
General and administrative	36,709	24,527
Total operating expenses	54,157	34,701
Operating loss	(14,923)	(20,014)

Other expense, net	(1,213)	(2,598)
Interest expense, net	(7,219)	(3,047)
Loss before income taxes	$(23,355)	$(25,659)
Income tax benefit	645	—
Net loss	(22,710)	(25,659)
Dividends on preferred stock - declared and undeclared	(1,987)	—
Net loss attributable to common stockholders	$(24,697)	$(25,659)

Net loss per common share - basic and diluted	$(1.44)	$(1.56)

Weighted-average common shares outstanding - basic and diluted	17,112	16,418
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	—	$—	16,185,146	$2	$296,688	$(305,655)	$(8,965)
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	—	—	—	—	86	—	86
Warrants exercised	—	—	232,461	—	1,128	—	1,128
Warrants issued for services	—	—	—	—	2,397	—	2,397
Stock options exercised	—	—	195,351	—	1,894	—	1,894
Stock-based compensation expense	—	—	3,207	—	5,210	—	5,210
Net loss	—	—	—	—	—	(25,659)	(25,659)
Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Preferred stock issued, net	3,770,265	—	—	—	86,553	—	86,553
Preferred dividends declared	—	—	—	—	(1,241)	—	(1,241)
Stock issued in acquisition	—	—	74,984	—	5,035	—	5,035
Warrants exercised	—	—	72,112	—	133	—	133
Reclassification of warrant liability to equity	—	—	—	—	1,924	—	1,924
Stock options exercised	—	—	737,281	—	6,171	—	6,171
401(k) employer match	—	—	16,952	—	669	—	669
Stock-based compensation expense	—	—	25,724	—	8,126	—	8,126
Net loss	—	—	—	—	—	(22,710)	(22,710)
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(22,710)	$(25,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,126	5,210
Write-off of debt issuance costs	—	1,505
Paid-in-kind interest expense	3,500	—
Depreciation	303	133
Amortization	1,624	696
Deferred taxes	(654)	—
Warrants issued for services	—	43
Change in fair value of warrants	1,233	60
Change in fair value of contingent consideration	(20)	—
401(k) employer match in common shares	691	—
Deferred rent	—	(26)
Changes in operating assets and liabilities:
Receivables	(13,014)	(2,233)
Unbilled receivables	(2,333)	(2,093)
Prepaid and other assets	(5,677)	(246)
Accounts payable	(175)	888
Deferred revenue	15,057	1,608
Lease liabilities	(373)	684
Other accrued liabilities	8,140	2,529
Net cash used in operating activities	(6,282)	(16,901)
Cash flows from investing activities
Purchases of property and equipment	(1,757)	—
Acquisition of LifeDojo, net of cash acquired	(2,881)	—
Net cash used in investing activities	(4,638)	—

Cash flows from financing activities
Proceeds from issuance of preferred stock	87,359	—
Preferred stock issuance costs	(806)	—
Dividends paid	(1,241)	—
Proceeds from revolving loan	—	7,500
Repayment of revolving loan	—	(15,000)
Proceeds from A/R facility	—	36,527
Repayment of A/R facility	—	(1,938)
Proceeds from loan	10,000	1,938
Debt issuance costs	(128)	(2,813)
Debt termination related fees	—	(1,956)
Proceed from warrant exercise	133	1,128
Proceed from options exercise	6,171	1,894
Finance lease obligations	(186)	69
Financed insurance premium payments	(1,190)	—
Net cash provided by financing activities	100,112	27,349

Net change in cash and restricted cash	89,192	10,448
Cash and restricted cash at beginning of period	14,018	3,570
Cash and restricted cash at end of period	$103,210	$14,018

Supplemental disclosure of cash flow information:
Interest paid	$2,961	$870
Right of use asset obtained in exchange for lease obligation	—	2,574
Non-cash financing and investing activities:
Stock issued in acquisition of LifeDojo	$5,035	$—
Financed insurance premiums	3,344	—
Warrant issued in connection with 2024 Note	—	2,354
Reclassification of warrant liability to equity	1,924	86
Finance lease and accrued purchases of property and equipment	500	250
Contingent consideration and cash holdback relating to acquisition of LifeDojo	605	—
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak” or the “Company”), formerly known as Catasys, Inc., is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company’s PRE™ (Predict-Recommend-Engage) platform organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. The Company's PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not getting the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payors.

The Company’s integrated, technology-enabled OntrakTM programs, a critical component of the PRE platform, are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness. The Company’s programs seek to improve member health and deliver validated cost savings to healthcare payors of more than 50% for enrolled members. Ontrak solutions are available to members of leading national and regional health plans in 30 states and in Washington, D.C.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include Ontrak, Inc., its wholly-owned subsidiaries and its variable interest entities (VIEs). The accompanying consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation.
At December 31, 2020, cash and restricted cash was $103.2 million and the Company had a working capital of approximately $87.2 million. The Company could continue to incur negative cash flows and operating losses for the next twelve months, with an average monthly cash burn rate of approximately $0.5 million for the year ended December 31, 2020. The Company expect its current cash resources to cover expenses through at least the next twelve months from the date of this report. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
The Company’s ability to fund ongoing operations is dependent on several factors. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, the Company’s funding is dependent upon the success of management’s plan to increase revenue and control expenses. The Company operates its Ontrak solutions in 30 states and the District of Columbia. The Company provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and dual eligible (Medicare and Medicaid) populations. The Company generates fees from its launched programs and expect to increase enrollment and fees in the near future.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Management’s Plans
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers as well as completing equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support this increased demand for services, we invested and will continue to invest in additional headcount and enhancements to technology needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.

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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of assets subject to depreciation and amortization, revenue recognition, the valuation of warrant liabilities and contingent consideration, and shared-based compensation. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
Revenue Recognition
The Company generates virtual healthcare service revenue from contracts with customers as it satisfies its performance obligations to customers and their members enrolled in our Ontrak program. The virtual healthcare service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in a manner that depicts the transfer of services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including identification of the performance obligation and the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside the Company's influence, such as the judgment and actions of third parties.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents at December 31, 2020 and 2019.
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

For the year ended December 31, 2020 and 2019, amortization expense relating to deferred commission costs was $1.7 million and $0.03 million, respectively.
Property & Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, as noted below. We capitalize computer software that meet both the definition of internal-use software and defined criteria for capitalization. See discussion below under "Capitalized Internal Use Software Costs" for more information.

Estimated Useful Lives (years)
Software	3
Computers and equipment	3 - 7
Right of use assets - finance leases	3
Leasehold improvements	5

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

Leases

ROU assets represent our right to use an underlying asset during the reasonably certain lease term and lease liabilities represent our obligation to make lease payments arising from the lease. We recognize ROU lease assets and lease liabilities at lease commencement on our consolidated balance sheet based on the present value of lease payments over the lease term using a discount rate determined based on our incremental borrowing rate since the rate implicit in each lease is not readily determinable. We elected the package of practical expedients, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification of any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. We elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component. We also elected the hindsight practical expedient, which allows us to use hindsight in determining the lease term. We do not record an ROU asset and corresponding lease liability for leases with an initial term of 12 months or less (“short-term leases”). The terms in our leases may include options to extend or terminate the lease when it is reasonably certain that we will exercise those options. Judgment is required in our assessment as to whether renewal or termination options are reasonably certain to be exercised and factors such as contractual terms compared to current market rates, the importance of the facility and location to the Company’s operations, among others, are considered. Lease payments are made in accordance with the lease terms and lease expense, including short-term lease expense, is recognized on a straight-line basis over the lease term.
Share-Based Compensation
Stock Options and Restricted Stock Units – Employees and Directors
Stock-based compensation for stock options and RSUs granted is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of RSU awards based on the closing stock price of our common shares on the date of grant. The Company estimates the fair value of employee stock options using the Black-Scholes option-pricing model. Forfeitures are recognized as they occur.

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

The following tables summarize fair value measurements by level at December 31, 2020 and 2019, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$485	$485
Total liabilities	$—	$—	$485	$485

	Balance at December 31, 2019
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Warrant liabilities (3)	$—	$—	$691	$691
Total liabilities	$—	$—	$691	$691
_______________
(1) $0.4 million was included in "Restricted cash - long-term" on our consolidated balance sheets as of December 31, 2020 and 2019.
(2) Contingent consideration was included in "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2020.
(3) See Note 9 below under "Stock Options and Warrants – Non-employees" for more information about warrants.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2020, represent liabilities measured at market value on a recurring basis which include warrant liabilities and contingent consideration relating to a stock price guarantee in an acquisition. In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See "Warrant Liabilities" below. The fair value of contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the 2024 Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2020 and 2019 were as follows (in thousands):

Level III Warrant Liabilities
Balance as of December 31, 2018	$86
Reclassification of warrant liability to equity upon adoption of ASU 2017-11	(86)
Issuance of warrants	631
Change in fair value	60
Balance as of December 31, 2019	$691
Reclassification of warrant liability to equity upon exercise of warrant	(1,337)
Reclassification of warrant liability to equity upon change in classification	(587)
Change in fair value	1,233
Balance as of December 31, 2020	$—

Level III Contingent Consideration
Balance as of December 31, 2019	$—
Contingent consideration - acquisition of LifeDojo	505
Change in fair value	(20)
Balance as of December 31, 2020	$485

The $0.5 million of contingent liability as of December 31, 2020 was included in "Other accrued liabilities" on our consolidated balance sheet. We recorded a gain of $0.02 million relating to a change in fair value of the contingent consideration relating to stock price guarantee in "Other expense, net" on our consolidated statement of operations for the year ended December 31, 2020.

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
As discussed under the heading Management Services Agreement (“MSA”) below, the Company has an MSA with a Texas nonprofit health organization (“TIH”) and a California Professional Corporation (“CIH”). Under the MSAs, the equity owners of TIH and CIH have only a nominal equity investment at risk, and the Company absorbs or receives a majority of the entity’s expected losses or benefits. The Company participates significantly in the design of these MSAs. The Company also agrees to provide working capital loans to allow for TIH and CIH to fund their day to day obligations. Substantially all of the activities of TIH and CIH include its decision making, approval or are conducted for its benefit, as evidenced by the facts that (i) the operations of TIH and CIH are conducted primarily using the Company's licensed network of providers and (ii) under the MSA, the Company agrees to provide and perform all non-medical management and administrative services for the entities. Payment of the Company's management fee is subordinate to payments of the obligations of TIH and CIH, and repayment of the working capital loans is not guaranteed by the equity owner of the affiliated medical group or other third party. Creditors of TIH and CIH do not have recourse to the Company's general credit.
Based on the design of the entity and the lack of sufficient equity to finance its activities without additional working capital loans the Company has determined that TIH and CIH are VIEs. The Company is the primary beneficiary required to consolidate the entities as it has power and potentially significant interests in the entities. Accordingly, the Company is required to consolidate the assets, liabilities, revenues and expenses of the managed treatment centers.
Management Services Agreement
In April 2018, the Company executed an MSA with TIH and in July 2018, the Company executed an MSA with CIH. Under the MSAs, the Company licenses to TIH and CIH the right to use its proprietary treatment programs and related trademarks and provide all required day-to-day business management services, including, but not limited to:
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
The Company's consolidated balance sheets included the following assets and liabilities from its VIEs (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$1,206	$379
Accounts receivable	—	564
Unbilled accounts receivable	272	—
Prepaid and other current assets	46	26
Total assets	$1,524	$969

Accounts payable	$9	$9
Accrued liabilities	234	100
Deferred revenue	76	73
Payables to Ontrak	1,695	685
Total liabilities	$2,014	$867
Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	December 31,
	2020	2019
Volatility	96.30%	97.96% - 98.04%
Risk-free interest rate	0.65%	1.81%
Weighted average expected life (in years)	5.42	6.25
Dividend yield	0%	0%

For the years ended December 31, 2020 and 2019, losses related to the revaluation of warrant liabilities, which were recorded in "Other expense, net" in the consolidated statements of operations, were $1.2 million and $0.06 million, respectively.
Concentration of Credit Risk
Financial instruments, which potentially subject us to a concentration of risk, include cash, restricted cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation ("FDIC"). Under FDIC rules, the company is entitled to aggregate coverage as defined by the Federal regulation per account type per separate legal entity per financial institution. The Company has incurred no losses as a result of any credit risk exposures.
For the year ended December 31, 2020, four customers accounted for approximately 94% of revenues and two customers accounted for approximately 99% of accounts receivable.
For the year ended December 31, 2019, four customers accounted for approximately 85% of revenues and three customers accounted for approximately 85% of accounts receivable.
Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The guidance provides optional expedients and exceptions to accounting for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022, and may be applied prospectively to contract modifications entered through December 31, 2022. The adoption of ASU 2020-04 on March 12, 2020 did not have a material effect on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In October 2020, the FASB issued ASU No. 2020-10, "Codification Improvements" ("ASU 2020-10"), which includes amendments to improve consistency of disclosures by ensuring that all guidance that require disclosures or provides an option for an entity to provide information in the notes to the financial statement is codified in the disclosure section of the codification. ASU 2020-10 is effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-10 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of adoption of ASU 2020-10 on its consolidated financial statements and related footnote disclosures.
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

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2019-12 on its consolidated financial statements and related footnote disclosures.
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires recognition of an estimate of lifetime expected credit losses as an allowance. For companies eligible to be smaller reporting company as defined by the Securities and Exchange Commission (“SEC”), ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The Company is currently evaluating the impact of adoption of ASU 2016-13 on its consolidated financial statements and related footnote disclosures.

Note 3. Restricted Cash
At December 31, 2020, we had $15.7 million of cash restricted solely for the purpose of seven future quarterly dividend payments on our Series A Cumulative Perpetual Preferred Stock (see detailed discussion in Note 4 below under "Preferred Stock"), of which $9.0 million was included in "Restricted cash - current" and $6.7 million was included in "Restricted cash - long-term." Also, $0.4 million relating to a letter of credit required as part of our corporate headquarters office lease and $50,000 cash balance required under our 2024 Note were included in "Restricted cash - long-term" as of December 31, 2020. At December 31, 2019, we had $0.4 million relating to the letter of credit required as part of our corporate headquarters office lease included in "Restricted cash - long-term."
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$86,907	$13,610
Restricted cash - current	9,127	—
Restricted cash - long term	7,176	408
Cash, cash equivalents and restricted cash	$103,210	$14,018

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Software	$2,441	$1,247
Computers and equipment	893	461
ROU assets - finance lease	934	378
Leasehold improvements	17	—
Software development in progress	5	—
Subtotal	4,290	2,086
Less: Accumulated depreciation and amortization	2,017	1,558
Property and equipment, net	$2,273	$528

During the year ended December 31, 2020, we capitalized $1.1 million of costs relating to development of internal use software and recorded approximately $0.2 million of amortization expense relating to these capitalized internal use software costs. There were no capitalized costs relating to development of internal use software, and no related amortization expense, during the year ended December 31, 2019.

Note 5. Acquisition

We account for acquisitions under ASC 805, Business Combinations, in which the acquisition method of accounting requires us to record assets acquired and liabilities assumed in an acquisition at their respective estimated fair values at the date of acquisition. The excess of the total purchase price over the estimated fair value of the assets acquired and liabilities assumed is recorded as goodwill. Such valuations require management to make significant estimates and assumptions which are believed to be reasonable but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the one year period following the completion of an acquisition referred to as the measurement period, we may record adjustments to the fair values of assets acquired and liabilities assumed with corresponding adjustments to goodwill as additional information becomes available. Any adjustment after the measurement period is reflected through earnings.

LifeDojo

On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California, for total consideration of approximately $8.9 million, including $3.4 million in cash payment, 75,000 shares of our common stock (of which 74,984 shares were issued and 16 fractional shares were settled in cash) worth approximately $5.0 million at close, as well as certain contingent consideration based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date of the acquisition (measurement period). As of October 28, 2020, we determined that the fair value of this contingent consideration was $0.5 million. The contingent consideration amount, if any, is generally payable within five business days following completion of the measurement period. LifeDojo provides online behavior change and wellness programs, using a combination of coaching and mobile apps to help members form health habits and change health behaviors. This acquisition was not significant to our consolidated financial statements.

Note 6. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2019	$—
Acquisition of LifeDojo	5,727
Balance at December 31, 2020	$5,727

The $5.7 million of goodwill related to the acquisition of LifeDojo is not deductible for tax purposes.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

At December 31, 2020	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(194)	$3,306
Customer relationships	5	270	(15)	255
Total		$3,770	$(209)	$3,561

Amortization expense for intangible assets was $0.2 million for the year ended December 31, 2020. There were no intangible assets and no amortization expense for the year ended December 31, 2019.

At December 31, 2020, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

2021	$1,215
2022	1,221
2023	1,026
2024	54
2025	45
Total	$3,561

Note 7. Common Stock and Preferred Stock
Net Loss Per Common Share

Basic net loss per common share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, preferred stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per common share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.

Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019
Net loss	$(22,710)	$(25,659)
Dividends on preferred stock - declared and undeclared	(1,987)	—
Net loss attributable to common stockholders	$(24,697)	$(25,659)

Weighted-average shares of common stock outstanding	17,112	16,418
Net loss per common share - basic and diluted	$(1.44)	$(1.56)

The following common equivalent shares issuable upon the exercise of stock options and warrants have been excluded from the calculation of diluted earnings per common share as their effect was anti-dilutive:

	December 31,
	2020	2019
Warrants to purchase common stock	1,465,927	1,550,975
Options to purchase	3,616,314	4,006,351
Total shares excluded from net loss per share	5,082,241	5,557,326

Preferred Stock

In August 2020, we completed the offering of 1,700,000 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") and in September 2020, we completed the closing of the underwriters' full exercise of the over-allotment option of 255,000 additional shares of Series A Preferred Stock, resulting in aggregate gross proceeds of $48.9 million to the Company (or $45.1 million net of underwriting fees and other offering expenses). In mid-September 2020, we began an at-the-market ("ATM") offering of the Series A Preferred Stock through a designated broker for up to 2,000,000 shares, of which we sold 5,027 shares in November 2020. In December 2020, we terminated the ATM offering and began an underwritten offering of the Series A Preferred Stock, under which we completed the offering of 1,730,000 shares of Series A Preferred Stock as well as the issuance of 80,238 shares of Series A Preferred Stock under the over-allotment option, resulting in total gross proceeds, including the proceeds of the ATM offering, of $44.9 million (or $41.4 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

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

On November 11, 2020, our Board of Directors declared the first quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on November 15, 2020. The first quarterly cash dividend equaled $0.6333333 per share, representing more than a full quarter as it covered the period from, and including, the first date the Company issued the Series A Preferred Shares, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividends of $1.2 million on November 30, 2020. At December 31, 2020, we had undeclared dividends of $0.7 million.

Note 8. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, pursuant to a Second Amendment to the Note Purchase Agreement (the "Second Amendment"), the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The Second Amendment included changes in certain definitions in the Note Agreement intended to permit the Company to issue the Series A Preferred Stock in an amount not to exceed $50 million and to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering. The Second Amendment also modified the Leverage Ratio covenant, Consolidated Adjusted EBITDA covenant, Minimum Consolidated Liquidity covenant and Minimum Revenue covenant providing increased financial flexibility to the Company. In September 2020, the Company and the Holders entered into a Third Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $100 million. In late September 2020, the Company and the Holders entered into a Fourth Amendment to the Note Purchase Agreement, which changed certain definitions and covenants in the Note Agreement primarily intended to reduce the Company’s information reporting obligations to the Holders under specified conditions. The Company was subsequently notified on March 3, 2021, that pursuant to Section C of the Fourth Amendment to the Note Purchase Agreement, the Collateral Agent is rescinding all amendments under the Fourth Amendment and the Fourth Amendment shall immediately cease to be effective and all provisions amended by the Fourth Amendment shall revert to their respective formulations prior to the execution of the Fourth Amendment. In December 2020, the Company and the Holders entered into a Fifth Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $125 million.

The 2024 Notes bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At December 31, 2020, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 15.03%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $3.5 million in the form of payment in kind of the interest component during the year ended December 31, 2020.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates if and when requested by Holders, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of December 31, 2020.

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
The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consisted of the following (in thousands):

	December 31,
	2020	2019
Principal	$50,001	$36,502
Less: debt discount	(4,282)	(4,905)
Net carrying amount	$45,719	$31,597

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

In March 2019, the Company entered into an amended and restated 2022 Loan with Horizon, which provides for up to $15.0 million in loans to the Company, including initial term loans in the amount of $7.5 million previously funded under the original agreement and an additional up to $7.5 million loan in three revolving tranches of $2.5 million in availability, subject to the Company's achievement of trailing three month billings exceeding $5.0 million, $7.0 million and $8.0 million, respectively (collectively, the “Billing Requirements”). An initial advance of $2.5 million was funded upon the execution and delivery of the Amended Loan Agreement, subject to repayment if the foregoing $5.0 million threshold is not reached by July 1, 2019. The Company concurrently entered into an amendment to the previously disclosed $2.5 million A/R Facility with Heritage intended primarily to reflect the amendment and restatement of the Amended Loan Agreement. The Company had met all three of the Billing Requirements and as a result had incurred the full $7.5 million under the Amended Loan Agreement. In connection with our entry into the Amended Loan Agreement, the Company issued Horizon 40,279 seven-year warrants to purchase an aggregate of $600,000 (depending on the level of availability under the Amended Loan Agreement) at the trailing volume weighted average price (“VWAP”) of our common stock on the NASDAQ Capital Market for the five days preceding the relative dates of grants at a per share exercise price equal to the lower of (i) $9.93 or (ii) the price per share of any securities that may be issued by us in an equity financing during the 18 months following the agreement date.

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

Upon the issuance of the 2024 Notes, the balance of the 2022 Loan was repaid and terminated. As part of the termination, the Company incurred $1.1 million of early termination costs and wrote off deferred debt issuance costs of $1.5 million, which has been recorded in "Other expense, net" in the consolidated statement of operations for the year ended December 31, 2019.

The following table sets forth total interest expense recognized related to the 2024 Notes and 2022 Loan (in thousands):

	December 31,
	2020	2019
Contractual interest expense	$6,429	$2,653
Accretion of debt discount	750	394
Total	$7,179	$3,047
Other
In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments beginning on September 1, 2020 and a down payment of $86,000 at inception. In November 2020, the Company financed $3.0 million of insurance premiums at an annual effective rate of 4.95%, payable in ten equal monthly installments beginning on December 8, 2020 and a down payment of $0.8 million at inception. At December 31, 2020, a total of $2.2 million relating to these financed insurance premiums was outstanding, which was included as part of "Other accrued liabilities" on our consolidated balance sheet.

Note 9. Stock Based Compensation
Our 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provides for the issuance of 4,806,513 shares of our common stock. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four years on a straight-line basis. As of December 31, 2020, we had 3,616,314 vested and unvested stock options outstanding, and 30,000 unvested RSUs. We had 198,636 shares reserved and available for future awards as of December 31, 2020.
Stock-based compensation expense was approximately $8.1 million and $5.2 million for the years ended December 31, 2020 and 2019, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it is included in stock-based compensation expense for the year ended December 31, 2020.
During the quarter ended September 30, 2019, the Company determined that it was not probable to achieve its internal performance targets for a tranche of warrants issued for the fiscal year 2019, resulting in the reversal of the compensation expense recognized previously for the shares that were not expected to vest. As a result, the Company recognized a reversal of compensation expense related to these performance based awards of $1.1 million for the year ended December 31, 2019.
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2020	2019
Volatility	78.00%	100.34%
Risk-free interest rate	0.00%-1.55%	1.63%-2.60%
Expected life (in years)	2.63-6.08	2.85-6.08
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2020, reflects the application of the simplified method prescribed in SEC's Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares Outstanding	Weighted- Average Exercise Price
Outstanding at December 31, 2019	4,006,351	$10.93
Granted	945,788	26.80
Exercised	(737,281)	8.37
Forfeited	(569,739)	12.07
Expired	(28,805)	104.25
Outstanding at December 31, 2020	3,616,314	14.66

Options vested and exercisable at December 31, 2020	945,148	$11.68
As of December 31, 2020, there was $22.8 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 2.14 years.
Restricted Stock Units - Employees
We estimate the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity during the year ended December 31, 2020 issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2019	—	$—
Granted	30,000	51.98
Non-vested at December 31, 2020	30,000	51.98

As of December 31, 2020, there was $1.5 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.89 years.
Stock Options and Warrants – Non-employees
The Company did not issue any stock options to consultants during the year ended December 31, 2020 compared to 50,000 stock options at a weighted average exercise price of $9.93 for the year ended December 31, 2019. Stock compensation expense related to consultants was $0.1 million for the year ended December 31, 2020 and $0.1 million for the year ended December 31, 2019. As of December 31, 2020, there was $0.1 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.17 years.
In addition to stock options granted under the Plan, we have also granted warrants to purchase common stock to certain non-employees that have been approved by our Board of Directors. A summary of warrants activity for non-employees was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2019	1,550,975	$6.08
Exercised (1)	(85,048)	7.14
Outstanding as of December 31, 2020	1,465,927	6.02
Warrants exercisable as of December 31, 2020	1,465,927	6.02
_______________________
(1) Included in total number of warrants exercised are 12,936 shares that were net settled at the election of the warrant holders during the year ended December 31, 2020.
There were no warrants issued during the year ended December 31, 2020, compared with 228,607 warrants during the year ended December 31, 2019. Of the total outstanding warrants as of December 31, 2020, 1,249,189 warrants were held by an entity controlled by the Company's chairman and chief executive officer.

Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based and market-based stock options. The performance-based options vest upon the Company meeting certain revenue targets and the total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The market-based options vest upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized is based on a Monte Carlo simulation that factors in the probability of the award vesting. The following table summarizes the Company's outstanding awards under this structure:

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

During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which is included in stock-based compensation expense for the year ended December 31, 2020.
During the quarter ended December 31, 2019, the Company entered into a separation agreement with a former executive. As part of the agreement, 115,950 of previously forfeited awards were immediately vested. As a result, $1.1 million of stock compensation expense was recorded during the quarter and classified in operating expenses within the consolidated statement of operations. The remaining awards were forfeited.
During the quarter ended September 30, 2019, the Company determined that it was not probable to achieve its internal performance targets for the tranche issued for the fiscal year 2019, resulting the reversal of the compensation expense recognized previously for the shares that did not vest.

Note 10. Leases
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
Quantitative information for our leases was as follows (in thousands):

		December 31,
Consolidated Balance Sheets	Balance Sheet Classification	2020	2019
Assets
Operating lease asset	"Operating lease right-of-use-asset"	$1,959	$2,415
Finance lease assets	"Property and equipment, net"	721	378
Total lease assets		$2,680	$2,793
Liabilities
Current
Operating lease liability	"Current portion of operating lease liability"	$434	$374
Finance lease liabilities	"Other accrued liabilities"	321	145
Non-current
Operating lease liability	"Long-term operating lease liability"	1,403	1,836
Finance lease liabilities	"Long-term finance lease liabilities"	418	233
Total lease liabilities		$2,576	$2,588

	Year Ended December 31,
Consolidated Statements of Operations	2020	2019
Operating lease expense	$663	$443
Short-term lease rent expense	104	58
Variable lease expense	37	73
Total rent expense	$804	$574
Finance lease expense:
Amortization of leased assets	$209	$38
Interest on lease liabilities	31	5
Total	$240	$43

	Year Ended December 31,
Consolidated Statements of Cash Flows	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$580	$381
Financing cash flows from finance leases	186	48

	December 31,
Other Information	2020	2019
Weighted-average remaining lease term (years)
Operating lease	3.8	4.5
Financing leases	2.4	2.9
Weighted-average discount rate (%)
Operating lease	10.15%	10.15%
Finance leases	10.88%	7.89%
The following table sets forth maturities of our lease liabilities (in thousands):

	At December 31, 2020
	Operating Lease	Financing Leases	Total
2021	$601	$363	$964
2022	622	302	924
2023	643	139	782
2024	332	—	332
Total lease payments	2,198	804	3,002
Less: imputed interest	(361)	(65)	(426)
Present value of lease liabilities	1,837	739	2,576
Less: current portion	(434)	(321)	(755)
Lease liabilities, non-current	$1,403	$418	$1,821

Note 11. Income Taxes
The components of our income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current:
State	$9	$—
Total current taxes	9	—
Deferred:
Federal	(540)	—
State	(114)	—
Total deferred taxes	(654)	—
Income tax benefit	$(645)	$—

The income tax benefit for the year ended December 31, 2020 was a result of the deferred tax liability recorded at the time of the LifeDojo acquisition that was subsequently reversed at December 31, 2020.

As of December 31, 2020, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $295 million and $159 million, respectively. The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards begin to expire in 2020.

As of December 31, 2020, the Company completed an analysis of its ownership changes since formation in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the study, the Company expects federal and state NOLs of approximately $151 million and $90 million, respectively, to expire unutilized and the Company has reduced its gross deferred tax asset associated with the NOL carryforward, for the amount that is expected to expire unutilized, with an offsetting reduction to the valuation allowance.
Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $38.6 million and $70.1 million against all of its deferred tax assets as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, the total change in valuation allowance was $(31.6) million and $6.0 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.
Net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Net operating losses	$34,593	$66,405
Stock-based compensation	1,888	1,648
Interest expense	3,253	1,494
Accrued liabilities and reserves	322	744
Fixed assets	(864)	51
Lease liability	655	658
Other temporary differences	200	23
Deferred commission	(612)	—
Prepaid expenses	(192)	(186)
Right-of-use assets	(681)	(710)
Valuation allowance	(38,562)	(70,127)
Net deferred tax asset	$—	$—

The Company has provided a valuation allowance in full on its net deferred tax assets in accordance with ASC 740 - "Income Taxes" ("ASC 740"). Because of the Company's continued losses, management assessed the realizability of its net deferred tax assets as being less than the more-likely-than-not criteria set forth by ASC 740. Furthermore, certain portions of the Company's net operating loss carryforwards were acquired, and therefore subject to further limitation set forth under the federal tax code, which could further limit the Company's ability to realize its deferred tax assets.
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years presented was as follows:

	Year Ended December 31,
	2020	2019
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	1.9	(1.2)
Section 162(m)	(4.2)	—
Change in federal valuation allowance	121.0	(19.6)
Reduction in federal NOL carryforward DTA due to 382 study results	(135.6)	—
Other	(1.3)	(0.2)
Effective tax rate	2.8%	—%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2020 and 2019, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with sufficient nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2016, and by the IRS for tax years through 2017. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized and such tax years are closed.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2020, there have been no material changes to our tax positions.

Note 12. Commitments and Contingencies

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we were not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position except the following:
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). In this action, plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. The complaint has not yet been served. We believe that the allegations lack merit and intend to defend against this action vigorously.

Note 13. Related Party Transactions

Accounts payable outstanding with Mr. Peizer, the Company's Chief Executive Officer, was approximately $0.2 million and $0.4 million as of December 31, 2020 and 2019, respectively.
Note 14. Subsequent Event

On February 26, 2021, the Company was notified by its largest customer that the participation status with this customer will be terminated effective June 26, 2021. The Company has been advised to stop enrollment of new members for this customer and await guidance from the customer on transition plans for the 8,100 members who are currently benefiting from the Ontrak program. For the year ended December 31, 2020, this customer accounted for approximately 58% of our total revenue.