Form 10-K/A
period 2020-12-31
Ontrak, Inc.
filed 2021-04-30
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
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

As of April 23, 2021, there were 17,736,618 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

_______________________________________________________________________________________________________

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2021 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end.

Items 10 through 14 of Item III in Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2021 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive officer and principal financial officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding our Board of Directors

The following table lists our directors serving as of April 23, 2021. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	61	Chairman of the Board and Executive Chairman	2003
Richard A. Berman	76	Director, Chairman of the Audit Committee, and Member of the Nomination and Governance Committee	2014
Michael Sherman	61	Director, Chairman of the Compensation Committee and Chairman of the Nomination and Governance Committee	2017
Edward Zecchini	60	Director, Compensation Committee Member	2018
Diane Seloff	57	Director and Audit Committee Member	2018
Robert Rebak	53	Director, Nomination and Governance Committee Member	2019
Gustavo Giraldo	49	Director, Member of the Audit Committee and Member of the Compensation Committee	2019
Katherine Quinn (1)	56	Director, Member of the Nomination and Governance Committee	2020
__________
(1) Ms. Quinn was appointed to serve as a member of the board of directors on August 10, 2020.

Terren S. Peizer is the founder of our Company and an entrepreneur, investor, and financier with a particular interest in healthcare, having founded and successfully commercialized several healthcare companies. He has served as Chairman of the Board of Directors since the Company’s inception in 2003 through April 11, 2021. Effective April 12, 2021, Mr. Peizer was appointed to serve as the Executive Chairman, and continues to serve as Chairman of the Board. Mr. Peizer is also the founder, Chairman and CEO of NeurMedix, Inc., a biotechnology company with a focus on inflammatory, neurological and neuro-degenerative diseases. In addition to his roles with Ontrak, Inc. and NeurMedix, Inc. he is also Chairman and CEO of the biotech company, BioVie, Inc., a company focused on the end stage liver disease ascites. Mr. Peizer is also Executive Chairman of Verde, Inc., a company producing 100% plant-based, compostable, and biodegradable plastic. He is also Executive Chairman of the mobility company EVmo, Inc. and the mobility delivery company ZipMo, Inc. He also is Executive Chairman of the blockchain company, Casper Labs, Inc. Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, (“Acuitas”) his personal investment vehicle, and holding company that is the owner of all of his portfolio company interests. Through Acuitas, Mr. Peizer owns

Acuitas Capital, LLC, an industry leader in investing in micro and small capitalization equities, having invested over $1.5 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder of, and has held various senior executive positions with, several other publicly traded growth companies, including having served as Chairman of Cray, Inc., a supercomputer company recently sold to Hewlett Packard, Inc. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He received his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Diane Seloff has served as the Company’s director since October 2018. She is currently an Operating Partner with Russell Street Ventures. Most recently she was the Interim Chief Operating Officer at CareBridge and was part of the founding leadership team from October 2019 through December 2020. She served as Chief Operating Officer at Aspire Health from October 2013 through August 2019 including engaged in the sale to Anthem in June of 2018 and led the integration with Anthem and CareMore. As Aspire Health’s Chief Operating Officer, Ms. Seloff built all the corporate functions for the company in its first two years and was responsible for running and transforming Aspire Health’s operations. She previously held senior executive roles in operations and development at other healthcare services and technology companies, including Vanderbilt University Medical Center from October 2007 to July 2013. Ms. Seloff began her career as a management consultant—first at Arthur Andersen & Company and later at KPMG Peat Marwick. Ms. Seloff possesses over 25 years of experience in the broader healthcare industry and has diverse experience in operations, human capital, finance, technology, strategic planning and business development in healthcare, financial services, and logistics. Ms. Seloff received her MBA from Columbia University in 1990 and received her BS in Engineering from University of Michigan in 1984.

We believe Ms. Seloff’s qualifications to serve on our board of directors include her extensive experience as an executive in several healthcare firms. In addition, as a board member we believe she has an understanding of our customer base and current developments and strategies in the health insurance industry.

Robert Rebak has served as the Company’s director since July 2019. Mr. Rebak currently serves as the Chief Executive Officer of Forefront Telecare, a behavioral telehealth company serving seniors in health systems, long-term care facilities, and home health settings across the US, where he has been responsible for company vision, strategy, growth, culture, and overall operating performance since January 2019. From June 2016 to June 2018, he served as the President and Chief Executive Officer of AbleTo (acquired in May 2020 by Optum), a behavioral telehealth company serving adult health plan members nationwide. From November 2014 to March 2016, he served as President, Consumer Solutions for Sharecare, a health and wellness patient engagement platform. He joined Sharecare through its acquisition of QualityHealth, a digital patient acquisition and engagement platform, where he was Chairman and Chief Executive Officer from February 2009 to November 2014. Mr. Rebak previously served as Managing Partner of Rosetta, from June 2005 to January 2007. He joined Rosetta through its acquisition of SimStar, where he served as President of the healthcare-specific digital marketing firm from February 1999 to June 2005. He has raised over $60 million in growth capital from both strategic and financial investors and has led two successful company sale transactions. Mr. Rebak has previously served on both private equity backed company and not-for-profit Boards, and currently serves as a Board Director of The Quell Foundation. Mr. Rebak holds an MBA in Finance and Marketing from the University of Chicago Booth School of Business and a BA in History and Economics from Vanderbilt University.

We believe Mr. Rebak’s qualifications to serve on our board of directors include his experience in the digital health, telehealth, and behavioral health sectors of the healthcare industry.

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

Katherine Quinn has served as the Company’s director since August 2020. Ms. Quinn currently serves as Vice Chairman and Chief Administrative Officer of US Bancorp, a 70,000 employee and $547 billion enterprise, where she is responsible for corporate strategy, customer experience and digital technology since April 2017 and was the Executive Vice President, Chief Strategy and Reputation Officer of US Bancorp from September 2013 to April 2017. Prior to joining US Bancorp, Ms. Quinn served as Senior Vice President and Chief Marketing Officer of Wellpoint, Inc. (now Anthem, Inc.), Chief Marketing and Strategy Officer of the Hartford, Senior Vice President of Strategy at Cigna, Senior Vice President of Product Development at Cigna, and Corporate Director of Product Management and Development at PacifiCare Health Systems. Ms. Quinn earned her Master of Business Administration degree from the University of Phoenix and her bachelor’s degree from Hunter College in New York City.

We believe Ms. Quinn’s qualifications to serve on our board of directors include her experience as an executive at one of the leading banking institutions in the United States as well as her past experience as an executive in the healthcare industry.

2020 Meetings and Attendance

During 2020, the Board held 6 meetings. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

Committees of the Board of Directors

Audit Committee

Our audit committee currently consists of three directors, Messrs. Berman and Giraldo and Ms. Seloff with Mr. Berman serving as the chairman of the audit committee. The audit committee held 5 meetings during the 2020 year. The Board of Directors has determined that each of the members of the audit committee are independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.ontrak-inc.com.

Nominations and Governance Committee

Our nominations and governance committee currently consists of four members, Messrs. Sherman, Berman, Rebak and Ms. Quinn, who are all independent as defined by the NASDAQ rules. The nominations and governance committee held 5 meetings during 2020. Mr. Sherman serves as the chairman of the nominations and governance committee. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Ontrak, Inc., 2120 Colorado Ave., Suite 230, Santa Monica, CA 90404. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. Although our board of directors does not maintain a specific policy with respect to board diversity, our nominations and governance committee believes that our Board members and the candidates that it nominates to serve on our Board constitute a diverse group and offer a broad range of perspectives, backgrounds and experiences to serve the interest of our shareholders.

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

A copy of the nominations and governance committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.ontrak-inc.com.

Compensation Committee

The compensation committee currently consists of three directors Messrs. Sherman, Zecchini, and Giraldo, who are all independent as defined by the NASDAQ rules. During 2020, the compensation committee held 6 meetings. Mr. Sherman serves as the chairman of the compensation committee. The compensation committee reviews and recommends to the board of directors for approval and compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.ontrak-inc.com.

Executive Officers

The following table lists our executive officers as of April 23, 2021 and their respective ages and positions. For information regarding Terren S. Peizer, our Executive Chairman, see “Information Regarding Our Board of Directors” above.

Name	Age	Position
Terren S. Peizer (1)	61	Chairman of the Board and Executive Chairman
Jonathan Mayhew (2)	57	Chief Executive Officer
Curtis Medeiros (3)	46	President and Chief Operating Officer
Brandon H. LaVerne (4)	49	Chief Financial Officer
Robert Newton (5)	55	General Counsel and Secretary
__________
(1) Mr. Peizer served as the Chairman of the Board and Chief Executive Officer of the Company through April 11, 2021, and was appointed to serve as Executive Chairman of the Company as of April 12, 2021. Mr. Peizer continues to serve as Chairman of the Board.
(2) Mr. Mayhew was appointed to serve as the Chief Executive Officer of the Company as of April 12, 2021.
(3) On April 7, 2021, Mr. Medeiros announced his resignation effective June 4, 2021.
(4) Mr. LaVerne was appointed to serve as the Chief Financial Officer of the Company on March 16, 2020.
(5) Mr. Newton was appointed to serve as the General Counsel and Secretary of the Company on October 19, 2020.

Jonathan Mayhew has served as our Chief Executive Officer since April 2021. Prior to joining the Company, Mr. Mayhew most recently served as Executive Vice President and Chief Transformation Officer of CVS Health, where he had enterprise-wide oversight of the entire portfolio of CVS business transformation initiatives and played a key role in shaping CVS Health’s integrated value story. Previously, he was President of U.S. Markets for the Aetna Health Care Business, where he was responsible for $52 billion in revenue and $4.3 billion in operating income for all commercial and Medicare lines of business. Prior to joining Aetna, Mr. Mayhew was a founding principal, CEO and President of Freedom Disability. Mr. Mayhew holds a degree from Providence College.

Curtis Medeiros has served as our President and Chief Operating Officer since December 2019. On April 7, 2021, Mr. Medeiros announced his resignation effective June 4, 2021. Prior to joining the Company, Mr. Medeiros was the President at OPTUM Analytics overseeing a group that served the analytical needs of external payers, providers and life sciences companies from July 2019 to November 2019. Mr. Medeiros was the President of OPTUM Life Sciences at UnitedHealth Group from April 2016 to July 2019, where he focused on creating novel collaboration opportunities that addressed health system challenges. From June 2014 to April 2016, Mr. Medeiros was the Chief Operating Officer and Senior Vice President at OPTUM Life Sciences where he led the OPTUM Life Sciences business, which drives client value by providing best in class real-world data, analytics, consulting and collaborations aimed at improving the health care system for all stakeholders. Prior to joining OPTUM in June 2010, Mr. Medeiros served as a Senior Director at Merck Research Laboratories from January 2009 to May 2010. Mr. Medeiros holds a bachelor’s degree in Chemical Engineering from MIT and an MBA from Harvard Business School.

Brandon H. LaVerne has served as the Company’s Chief Financial Officer since March 2020. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary between July 2007 and August 2019. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant. Mr. LaVerne replaced Christopher Shirley, who served as the Company's Chief Financial Officer from May 2017 to March 2020.

Robert Newton has served as the Company’s General Counsel and Secretary since October 2020. Prior to joining the Company Mr. Newton served as the Executive Vice President, Chief Legal Officer and Secretary of PCM, Inc. from June 2004 until its sale in August 2019. From August 1990 to June 2004, Mr. Newton held Partner, Of Counsel and associate positions with several large international law firms practicing in the general business, M&A and corporate securities practice areas, including as a partner of a leading international healthcare firm, McDermott, Will & Emery, where Mr. Newton’s client representation included a disease management company and multiple publicly traded provider practice management companies. Mr. Newton received his J.D. in 1990 from the University of Texas at Austin School of Law, with honors, and his B.B.A in Finance in 1987 From the University of Texas at Austin, with highest honors.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions. Our code of ethics is accessible on our website at http://www.ontrak-inc.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2020 were timely filed, except that an initial report of ownership was filed late by Mr. Newton and statement of changes in beneficial ownership were filed late for Messrs. LaVerne, Medeiros, Berman, Sherman, Rebak and Giraldo.

Anti-Hedging Policy

We have adopted an insider trading policy that includes a provision restricting trading of any interest or provision relating to the future price of our securities, such as a put, call or short sale.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2020 and 2019 to the following Executive Officers of the Company, who are referred to as the “Named Executive Officers”:

•Terren S. Peizer, our Chairman of the Board and Chief Executive Officer (1)
•Brandon H. LaVerne, our Chief Financial Officer
•Robert Newton, our General Counsel and Secretary

				Stock/Option	All Other
				Award	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(4)	($)(5) (4)	Total ($)

Terren S. Peizer	2020	$450,000	$—	$—	$17,786	$467,786
Chairman of the Board and Chief Executive Officer (1)	2019	450,000	—	—	13,233	463,233

Brandon H. LaVerne	2020	276,232	—	1,420,586	—	1,696,818
Chief Financial Officer (2)

Robert Newton	2020	48,275	—	3,928,264	—	3,976,539
General Counsel and Secretary (3)
__________

(1)	Mr. Peizer served as the Chairman of the Board and Chief Executive Officer of the Company through April 11, 2021, and was appointed to serve as Executive Chairman of the Company as of April 12, 2021. Mr. Peizer continues to serve as Chairman of the Board.
(2)	Mr. Brandon LaVerne was appointed to serve as the Chief Financial Officer of the Company on March 16, 2020.
(3)	Mr. Robert Newton was appointed to serve as the General Counsel and Secretary of the Company on October 19, 2020.
(4)	Represents the aggregate grant date fair value of stock and option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 9 of our Notes to the Consolidated Financial Statements included in our original filing of this Annual Report on Form 10-K for the year ended December 31, 2020.
(5)
Includes group medical and dental benefits, group life insurance premiums, accidental death, long-term disability insurance and parking, to the extent these amounts exceed $10,000 in the aggregate for each Named Executive Officer.

Narrative Disclosures to Summary Compensation Table

Executive Employment Agreements

Chief Executive Officer

We entered into a five-year employment agreement with our Executive Chairman (formerly Chief Executive Officer through April 11, 2021), Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer’s annual base salary was $450,000 in each of 2020 and 2019. Effective January 1, 2021, Mr. Peizer’s annual base salary was increased to $650,000. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2020 and 2019. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned CEO’s of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. Mr. Peizer was not granted any equity awards during 2020 and 2019. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

Chief Financial Officer

We entered into a three-year employment agreement with Mr. LaVerne dated March 16, 2020, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. LaVerne’s annual base salary was $350,000 since his hire. Mr. LaVerne was eligible for an annual bonus target at 50% of his base salary based on achieving certain milestones. Mr. LaVerne did not receive any annual bonus during the fiscal period ended December 31, 2020. Mr. LaVerne received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. LaVerne was granted 150,000 equity awards during 2020. All unvested options vest immediately in the event of a change in control. In the event that Mr. LaVerne is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, he will receive a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination payable on the six-month anniversary of his termination and will receive COBRA benefits for a period of six months.

General Counsel and Secretary

We entered into a three-year employment agreement with Mr. Newton dated October 19, 2020, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. Newton’s annual base salary was $250,000 since his hire. Mr. Newton was eligible for an annual bonus target at 40% of his base salary based on achieving certain milestones. Mr. Newton did not receive any annual bonus during the fiscal period ended December 31, 2020. Mr. Newton received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. Newton was granted 100,000 equity awards during 2020, which vest over a three-year period. All unvested options vest immediately in the event of a change in control. In the event that Mr. Newton is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, he will receive a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination payable on the six-month anniversary of his termination and will receive COBRA benefits for a period of six months.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2020:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Terren S. Peizer	—	642,307	(1)	$7.50	12/19/27
	—	397,693	(1)	7.50	08/02/28
		1,040,000

Brandon H. LaVerne	—	150,000	(2)	14.38	03/25/30

Robert Newton	—	100,000	(3)	60.16	10/19/30
___________

(1)
Mr. Peizer’s options shall vest on January 1, 2023, if the Volume Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.

(2)	One third of Mr. LaVerne’s stock options vest one-year from grant date and the remaining stock options vest equally over the next 24 months.
(3)	One third of Mr. Newton’s stock options vest one-year from grant date and the remaining stock options vest equally over the next 24 months.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

Provisions of our employment and change of control arrangements with the named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at or following or in connection with a termination of their employment or a change of control of the Company.

The agreements pursuant to which we granted stock options to our executive officers provide for full vesting of their unvested awards in the event of a change of control of our Company.

Under our stock incentive plans, a change of control is deemed to occur upon:

•any persons becoming the beneficial owner, directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities;
•a merger or consolidation of the Company whether or not approved by the Board of Directors, which would result in more than 50% of the total voting power represented by the voting securities; or
•the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction requiring stockholder approval.

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from the Company. The information set forth in the table assumes, as necessary:
•the termination and/or the qualified change in control event occurred on December 31, 2020 (the last business day of our last completed fiscal year); and
•the price per share of our common stock on the date of termination is $61.79 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2020.

			Death or
	Voluntary		Permanent		Change of		Involuntary
Name	Termination		Disability		Control		Termination
Terren S. Peizer
Salary, Bonus and Benefits	$334,272	(1)	$352,484	(2)	$334,272	(1)	$3,763,909	(3)
Acceleration of Equity Awards	—		56,461,600	(4)	56,461,600	(4)	56,461,600	(4)
Total	$334,272		$56,814,084		$56,795,872		$60,225,509

Brandon H. LaVerne
Salary, Bonus and Benefits	$—		$—		$—		$187,707	(5)
Acceleration of Equity Awards	—		7,111,500	(4)	7,111,500	(4)	3,950,833	(4)
Total	$—		$7,111,500		$7,111,500		$4,138,540

Robert Newton
Salary, Bonus and Benefits	$—		$—		$—		$137,707	(6)
Acceleration of Equity Awards	—		163,000	(4)	163,000	(4)	163,000	(4)
Total	$—		$163,000		$163,000		$300,707

___________

(1)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $268,000 in accrued vacation grossed up for taxes upon a voluntary termination or a change in control.

(2)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $268,000 in accrued vacation and $15,000 in COBRA benefits for the twelve months following termination grossed up for taxes upon the event of death or permanent disability.

(3)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received three additional years of salary, three years bonus calculated at 100% of his salary, accrued vacation of approximately $268,000, COBRA benefits of approximately $44,000 grossed up for taxes upon an involuntary termination.

(4)
Represents the value of stock options as of December 31, 2020 that would vest upon death or permanent disability, change of control or involuntary termination. Assumes that the vested options are immediately exercised, and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination.

(5)
Pursuant to the terms of his employment agreement, Mr. LaVerne would receive six months base salary upon termination without good cause or for good reason on the six-month anniversary of his termination and COBRA benefits for the six months following his date of termination.

(6)
Pursuant to the terms of his employment agreement, Mr. Newton would receive six months base salary upon termination without good cause or for good reason on the six-month anniversary of his termination and COBRA benefits for the six months following his date of termination.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2020. Except as set forth in the table, during 2020, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form:

Option Awards
Name	($) (1)
Richard A. Berman	$126,840
Michael Sherman	131,064
Edward Zecchini	114,965
Diane Seloff	114,965
Robert Rebak	372,574
Gustavo Giraldo	125,594
Katherine Quinn (2)	62,599
____________

(1)
Amounts reflect the compensation expense recognized in the Company’s financial statements in 2020 for non-employee director stock options, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

(2)	Ms. Quinn was appointed to serve as a member of our board of directors on August 10, 2020.

Our directors are eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan. 2020 compensation to new board members and existing board members whose vesting had completed in 2019 were granted $130,000 worth of the Company’s stock options, plus $20,000 for the Chairman of the Audit Committee and $12,500 for the Chairman of the Compensation Committee and $12,500 for the Chairman of the Nominations and Governance Committee, using the Black-Scholes model with the price struck on the date of grant and vest at the end of each quarter with quarterly vesting subject to attendance at the board meeting unless such absence is excused by the Chairman of the Board. New director grants will be pro-rated based upon when they join the Board. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

Outstanding equity awards held by non-employee directors as of December 31, 2020 were as follows:

		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Grand Date
		Unexercised	Unexercised	Option	Fair Market
	Grant	Options	Options	Exercise	Value Options
	Date	Exercisable (#)	Unexercisable (#)	Price	Outstanding ($)
Richard A. Berman	02/17/2015	41,667	—	$13.20	$502,500
	12/19/2017	66,927	—	7.50	112,123
	08/02/2018	41,438	—	7.50	162,890
	02/12/2020	12,071	4,023	16.01	126,840
Michael Sherman	12/19/2017	61,040	—	7.50	102,260
	08/02/2018	37,794	—	7.50	148,566
	02/12/2020	16,630	—	7.50	131,064
Edward Zecchini	12/19/2018	35,647	—	10.11	219,773
	01/04/2019	28,517	21,387	9.51	316,154
Diane Seloff	12/24/2018	35,647	—	9.08	197,295
	01/04/2019	28,517	21,387	9.51	316,154
Robert Rebak	07/16/2019	42,776	42,775	20.27	1,117,722
Gustavo Giraldo	12/02/2019	8,360	—	15.55	79,576
	02/12/2020	5,839	—	16.01	46,018
Katherine Quinn (1)	08/10/2020	2,225	—	59.36	62,599
___________

(1)	Ms. Quinn was appointed to serve as a member of our board of directors on August 10, 2020.

There were a total of 554,667 stock options outstanding to directors as of December 31, 2020, with an aggregate grant date fair value of $3.6 million, the last of which vest in June 2022. There were 40,788 options granted to non-employee directors during 2020 and 243,623 options granted to non-employee directors during 2019.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2020:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,616,314	$14.66	198,636
Equity compensation plans not approved by security holders	—	—	—
Total	3,616,314	14.66	198,636
___________
(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. In August 2018, stockholders approved an amendment to the 2017 Plan to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”).

Under the 2017 Amended Plan, we can grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2020, 198,636 equity awards remained reserved for future issuance under the 2017 Plan.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of Messrs. Michael Sherman, Edward Zecchini and Gustavo Giraldo. No member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

No member of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 23, 2021 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers listed in the 2020 Summary Compensation Table, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 23, 2021 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 17,736,618 shares of common stock outstanding on April 23, 2021.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
5% or Greater Stockholders:
ArrowMark Colorado Holdings, LLC (4)	1,023,808	—	1,023,808	5.8%
Credit Suisse AG (5)	905,426	—	905,426	5.1

Directors and Named Executive Officers:
Terren S. Peizer (6)	9,114,155	1,249,189	10,363,344	54.6%
Richard A. Berman (7)	—	163,324	163,324	*
Michael Sherman (8)	15,550	116,717	132,267	*
Edward Zecchini (9)	—	71,293	71,293	*
Diane Seloff (10)	—	71,293	71,293	*
Robert Rebak (11)	8,200	49,905	58,105	*
Brandon H. LaVerne (12)	—	58,334	58,334	*
Gustavo Giraldo (13)	—	15,291	15,291	*
Katherine Quinn (14)	—	3,317	3,317	*
Robert Newton (15)	—	—	—	*

All current directors, director nominee and executive officers as a group (11 persons)	9,203,726	1,948,663	11,152,389	56.7%

___________

*	Less than 1%
(1)	Except as set forth below, the mailing address of all individuals listed is c/o Ontrak, Inc., 2120 Colorado Ave., Suite 230, Santa Monica, CA 90404.
(2)
The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On April 23, 2021, there were 17,736,618 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after April 23, 2021, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)	Based on information contained in Schedule 13G filed on February 16, 2021 by ArrowMark Colorado Holdings, LLC (“ArrowMark”), ArrowMark has sole voting and sole dispositive power with respect to 1,023,808 shares of our common stock. The address for ArrowMark is 100 Fillmore Street, Suite 325, Denver, Colorado, 80206.
(5)	Based on information contained in Schedule 13G filed on February 12, 2021 by Credit Suisse AG (the "Bank"), a Swiss bank, on behalf of its subsidiaries to the extent that they conduct business as the Swiss Universal Bank, Asia Pacific, International Wealth Management, Global Markets, Investment Banking & Capital Markets and the Strategic Resolution Unit operating divisions (collectively, the “Divisions” and together with the Bank and its subsidiaries, the "Credit Suisse"), Credit Suisse has shared voting and shared dispositive power with respect to 905,426 shares of our common stock. The address for Credit Suisse is Uetlibergstrasse 231, P.O. Box 900, CH 8070, Zurich, Switzerland.
(6)
Consists of 9,114,155 shares of common stock and warrants to purchase 1,249,189 shares of common stock. 9,114,155 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(7)	Includes options to purchase 163,324 shares of common stock, which are exercisable within the next 60 days.
(8)	Consists of 15,550 shares of common stock and options to purchase 116,717 shares of common stock, which are exercisable within the next 60 days.
(9)	Includes options to purchase 71,293 shares of common stock, which are exercisable within the next 60 days.
(10)	Includes options to purchase 71,293 shares of common stock, which are exercisable within the next 60 days.
(11)	Consists of 8,200 shares of common stock and options to purchase 49,905 shares of common stock, which are exercisable within the next 60 days.
(12)	Includes options to purchase 58,334 shares of common stock, which are exercisable within the next 60 days.
(13)	Includes options to purchase 15,291 shares of common stock, which are exercisable within the next 60 days.
(14)	Ms. Quinn was appointed to serve as a member of the Board on August 10, 2020. Includes options to purchase 3,317 shares of common stock, which are exercisable within the next 60 days
(15)	Mr. Newton was appointed to serve as General Counsel and Secretary on October 19, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Indemnification Agreements

We have entered into indemnification agreements with each of our current directors and executive officers that provide the maximum indemnity available to directors and officers under Delaware General Corporation Law and our amended and restated certificate of incorporation, as well as certain procedural protections. We have also entered into transactions with certain of our directors and officers, as described under the section “Executive Compensation.”

Director Independence

Our common stock is traded on the NASDAQ Global Market. The Board of Directors has determined that seven of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Sherman, Zecchini, Rebak, Giraldo and Ms. Seloff and Quinn are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Each member of our Board of Directors serving on our Audit, Compensation and Nominations and Governance committees is “independent” within the meaning of the applicable Nasdaq listing standards.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2020 and 2019 and fees billed for other services rendered during those periods:

	2020	2019
Audit fees (1)	$323,150	$348,250
Audit-related fees (2)	20,000	—
Tax fees	—	—
All other fees	—	—
Total	$343,150	$348,250
__________
(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory audits.
(2) Fees relating to due diligence services related to acquisition.

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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
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

4.6**	Description of Securities.
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

21.1**	Subsidiaries of the Company.
23.1 **	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP.
31.1**	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3*
Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment No. 1.

31.4*
Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, required to be filed as an exhibit to this Amendment No. 1.

32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
*    Filed herewith.
**    Previously filed or furnished.
#    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: April 30, 2021	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew
Chief Executive Officer (Principal Executive Officer)