Form 10-Q
period 2021-03-31
Ontrak, Inc.
filed 2021-05-06
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
Commission File Number 001-31932
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 30, 2021, there were 17,736,618 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$92,467	$86,907
Restricted cash - current	9,127	9,127
Receivables, net	14,553	16,682
Unbilled receivables	3,669	4,426
Deferred costs - current	1,602	2,352
Prepaid expenses and other current assets	4,204	4,144
Total current assets	125,622	123,638
Long-term assets:
Property and equipment, net	3,090	2,273
Restricted cash - long-term	4,987	7,176
Goodwill	5,713	5,727
Intangible assets, net	3,261	3,561
Other assets	290	367
Operating lease right-of-use assets	1,965	1,959
Total assets	$144,928	$144,701
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,297	$1,287
Accrued compensation and benefits	5,918	4,723
Deferred revenue	24,940	20,954
Current portion of operating lease liabilities	501	434
Other accrued liabilities	7,988	9,012
Total current liabilities	40,644	36,410
Long-term liabilities:
Long-term debt, net	45,918	45,719
Long-term operating lease liabilities	1,365	1,403
Long-term finance lease liabilities	334	418
Total liabilities	88,261	83,950
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 17,729,740 and 17,543,218 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	416,182	414,773
Accumulated deficit	(359,517)	(354,024)
Total stockholders' equity	56,667	60,751
Total liabilities and stockholders' equity	$144,928	$144,701
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue	$28,722	$12,338
Cost of revenue	12,750	7,233
Gross profit	15,972	5,105

Operating expenses:
Research and development	4,569	1,944
Sales and marketing	1,942	877
General and administrative	12,341	8,288
Total operating expenses	18,852	11,109
Operating loss	(2,880)	(6,004)

Other (expense) income, net	(606)	64
Interest expense, net	(2,007)	(1,655)
Net loss	$(5,493)	$(7,595)
Dividends on preferred stock - declared and undeclared	(2,239)	—
Net loss attributable to common stockholders	$(7,732)	$(7,595)

Net loss per common share, basic and diluted	$(0.44)	$(0.45)

Weighted-average common shares outstanding, basic and diluted	17,622	16,693
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(2,200)	—	(2,200)
Warrants exercised	—	—	124,717	—	58	—	58
Stock options exercised	—	—	56,923	—	726	—	726
401(k) employer match	—	—	4,882	—	251	—	251
Stock-based compensation expense	—	—	—	—	2,574	—	2,574
Net loss	—	—	—	—	—	(5,493)	(5,493)
Balance at March 31, 2021	3,770,265	$—	17,729,740	$2	$416,182	$(359,517)	$56,667

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Warrants exercised	—	—	11,049	—	20	—	20
Stock options exercised	—	—	223,643	—	1,759	—	1,759
Stock-based compensation expense	—	—	25,724	—	2,272	—	2,272
Net loss	—	—	—	—	—	(7,595)	(7,595)
Balance at March 31, 2020	—	$—	16,876,581	$2	$311,454	$(338,909)	$(27,453)

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(5,493)	$(7,595)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,574	2,272
Paid-in-kind interest expense	—	1,453
Depreciation expense	162	23
Amortization expense	701	347
Change in fair value of warrants	—	(64)
Change in fair value of contingent consideration	635	—
401(k) employer match in common shares	257	—
Changes in operating assets and liabilities:
Receivables	2,129	633
Unbilled receivables	756	(626)
Prepaid expenses and other current assets	640	(612)
Accounts payable	(117)	349
Deferred revenue	3,985	907
Leases liabilities	29	(88)
Other accrued liabilities	174	(145)
Net cash provided by (used in) operating activities	6,432	(3,146)

Cash flows from investing activities
Purchase of property and equipment	(827)	(14)
Net cash used in investing activities	(827)	(14)

Cash flows from financing activities
Dividends paid	(2,200)	—
Proceeds from warrant exercise	58	20
Proceeds from options exercise	726	1,567
Finance lease obligations	(78)	(36)
Financed insurance premium payments	(740)	—
Net cash (used in) provided by financing activities	(2,234)	1,551
Net change in cash and restricted cash	3,371	(1,609)
Cash and restricted cash at beginning of period	103,210	14,018
Cash and restricted cash at end of period	$106,581	$12,409

Supplemental disclosure of cash flow information:
Interest paid	$1,820	$3
Non cash financing and investing activities:
Finance lease and accrued purchases of property and equipment	226	—
Stock options exercise in transit	—	192
See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak” or the “Company”) is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company’s PRE™ (Predict-Recommend-Engage) platform organizes and automates healthcare data integration and analytics through the application of machine intelligence to deliver analytic insights. The Company's PRE platform predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages people who are not getting the care they need. By combining predictive analytics with human engagement, the Company delivers improved member health and validated outcomes and savings to healthcare payors.

The Company’s integrated, technology-enabled OntrakTM programs, a critical component of the PRE platform, are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market Community Care Coordinators who address the social and environmental determinants of health, including loneliness. The Company’s programs seek to improve member health and deliver validated cost savings to healthcare payors.

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc. and its wholly-owned subsidiaries and variable interest entities (VIEs). The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2020, filed with the Securities and Exchange Commission ("SEC"), from which the consolidated balance sheet as of December 31, 2020 has been derived. The Company operates as one segment. Certain prior period amounts reported in condensed consolidated financial statements and notes have been reclassified to conform to current period presentation.
As of March 31, 2021, cash and restricted cash was $106.6 million and working capital was approximately $85.0 million. During the three months ended March 31, 2021, the Company generated $6.4 million of cash flows from operating activities. However, the Company could incur negative cash flows and operating losses for the next twelve months as it continues to reinvest into the development of its technology and growth of its operations. The Company expects its current cash resources to cover its operations through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management’s Plans

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers as well as completing equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support this increased demand for services, we had invested and will continue to invest in additional headcount as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include increasing the outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.

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

Recently Adopted Accounting Standards

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"), which provides optional expedients and exceptions to accounting for contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. In January 2021, the FASB issued ASU 2021-01, "Reference Rate Reform (Topic 848): Scope" which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2020-04 is effective for all entities beginning on March 12, 2020 and may be applied prospectively to contract modifications entered through December 31, 2022. ASU 2021-01 is effective beginning on January 7, 2021 and may be applied retrospectively or prospectively to contract modifications entered through December 31, 2022. The adoption of ASU 2020-04 and ASU 2021-01 as of the respective effective beginning dates did not have a material effect on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, "Simplifying the Accounting for Income Taxes" ("ASU 2019-12"), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The adoption of ASU 2019-12 on January 1, 2021 did not have a material effect on our consolidated financial statements.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

During the three months ended March 31, 2021, we capitalized $1.0 million of costs relating to development of internal use software and recorded approximately $0.1 million of amortization expense relating to capitalized internal use software costs. There were no capitalized costs relating to development of internal use software during the three months ended March 31, 2020.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the periods presented (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$92,467	$86,907
Restricted cash - current	9,127	9,127
Restricted cash - long term	4,987	7,176
Cash, cash equivalents and restricted cash	$106,581	$103,210

As of March 31, 2021 and December 31, 2020, as part of "Restricted cash - current," we had $8.9 million of cash restricted solely for the purpose of future quarterly dividend payments on our Series A Cumulative Perpetual Preferred Stock (see detailed discussion in Note 5 below under "Preferred Stock") and $0.2 million of cash held in escrow. Also, included as part of "Restricted cash - long term" as of March 31, 2021 and December 31, 2020 were $4.5 million and $6.7 million, respectively, of cash restricted solely for the purpose of future quarterly dividend payments on our Series A Cumulative Perpetual Preferred Stock, as wells as $0.4 million in each of the respective periods relating to a letter of credit required as part of our corporate headquarters office lease and $0.1 million in each of the respective periods relating to cash balance required under our 2024 Notes.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended March 31,
Percentage of Revenue	2021	2020
Customer A	45.8%	48.2%
Customer B	38.4	18.2
Customer C	7.0	10.0
Customer D	4.0	14.7
Remaining customers	4.8	8.9
	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	March 31, 2021	December 31, 2020
Customer B	62.2%	85.9%
Customer A	30.2	13.5
Remaining customers	7.6	0.6
	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three months ended March 31, 2021 and 2020.
On February 26, 2021, the Company received a termination notice from its largest customer that the participation status with this customer will be terminated effective June 26, 2021. As a result of this termination notice, the Company’s management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% full time positions. The Company estimated a total of one-time costs of approximately $1.3 million of termination benefits to the impacted employees. During the three months ended March 31, 2021, the Company incurred $1.0 million of termination related costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of March 31, 2021, we paid $0.2 million of the total $1.3 million of termination benefits and we had $1.1 million of accrued termination related costs on our condensed consolidated balance sheet. The Company expects to complete the reduction in workforce plan by the end of June 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2020	$5,727
Adjustment related to acquisition of LifeDojo	(14)
Balance at March 31, 2021	$5,713

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At March 31, 2021			At December 31, 2020
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(486)	$3,014	$3,500	$(194)	$3,306
Customer relationships	5	270	(23)	247	270	(15)	255
Total		$3,770	$(509)	$3,261	$3,770	$(209)	$3,561

Amortization expense for intangible assets was $0.3 million for the three months ended March 31, 2021. There was no intangible assets amortization expense for the three months ended March 31, 2020.

At March 31, 2021, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2021	$915
2022	1,221
2023	1,026
2024	54
2025	45
Total	$3,261

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5. Common Stock and Preferred Stock
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
Basic and diluted net loss per common share (in thousands, except per share amounts) are as follows:

	Three Months Ended March 31,
	2021	2020
Net loss	$(5,493)	$(7,595)
Dividends on preferred stock - declared and undeclared	(2,239)	—
Net loss attributable to common shareholders	$(7,732)	$(7,595)

Weighted-average shares of common stock outstanding	17,622	16,693
Net loss per share - basic and diluted	$(0.44)	$(0.45)

The following common equivalent shares as of March 31, 2021 and 2020, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect is anti-dilutive:

	March 31,
	2021	2020
Warrants to purchase common stock	1,312,250	1,539,926
Options to purchase common stock	3,507,395	3,961,490
Total	4,819,645	5,501,416

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On February 5, 2021, our Board of Directors declared the second quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021. The second quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividends of $2.2 million on February 28, 2021. At March 31, 2021, we had undeclared dividends of $0.7 million.

Note 6. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 5,082,955 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four years on a straight-line basis. As of March 31, 2021, the Company had 3,537,395 stock options and RSUs outstanding and 527,074 shares reserved for future awards.
Stock-based compensation expense was approximately $2.6 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it has been included in stock-based compensation expense for the three months ended March 31, 2020.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Three Months Ended March 31, 2021
Volatility	82.00%
Risk-free interest rate	0.19%
Expected life (in years)	2.75
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the three months ended March 31, 2021, reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2020	3,616,314	$14.66
Granted	18,628	86.57
Exercised	(56,923)	12.76
Forfeited	(70,624)	7.94
Outstanding as of March 31, 2021	3,507,395	15.21

Options vested and exercisable as of March 31, 2021	1,171,348	$12.98

As of March 31, 2021, there was $20.9 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.92 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity during the three months ended March 31, 2021 issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	30,000	$51.98
Granted	—	—
Non-vested at March 31, 2021	30,000	51.98

As of March 31, 2021, there was $1.4 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.64 years.
Stock Options and Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2020	1,465,927	$6.02
Granted	—	—
Exercised (1)	(153,677)	17.30
Outstanding as of March 31, 2021	1,312,250	4.70
Warrants exercisable as of March 31, 2021	1,312,250	4.70
____________
(1) Included in total number of warrants exercised are 28,960 shares that were net settled at the election of the warrant holder during the three months ended March 31, 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Of the total outstanding warrants as of March 31, 2021, 1,249,189 warrants were held by an entity controlled by the Company's Executive Chairman.
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

During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which is included in stock-based compensation expense for the three months ended March 31, 2020.

Note 7. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space for our corporate headquarters in Santa Monica, California, and an office space in Rosemont, Illinois, which are accounted for as operating leases and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreements include a total of 10,445 square feet of office space for lease terms ranging from 26 months to 60 months. The finance leases are generally for 36 month terms.
The Company’s operating leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The lease includes renewal options and escalation clauses. The renewal options have not been included in the calculation of the operating lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$1,965	$1,959
Finance lease assets	"Property and equipment, net"	642	721
Total lease assets		$2,607	$2,680
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$501	$434
Finance lease liabilities	"Other accrued liabilities"	327	321
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	1,365	1,403
Finance lease liabilities	"Long-term finance lease liabilities"	334	418
Total lease liabilities		$2,527	$2,576

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2021	2020
Operating lease expense	$171	$166
Short-term lease rent expense	23	27
Variable lease expense	12	11
Total rent expense	$206	$204
Finance lease expense:
Amortization of leased assets	$79	$36
Interest on lease liabilities	12	3
Total	$91	$39

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$143
Financing cash flows from finance leases	78	36

Other Information	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	3.2	3.8
Financing leases	2.1	2.4
Weighted-average discount rate
Operating leases	10.41%	10.15%
Finance leases	10.97%	10.88%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities (in thousands):

	March 31, 2021
	Operating Leases	Financing Leases	Total
Remainder of 2021	$502	$272	$774
2022	696	302	998
2023	674	139	813
2024	332	—	332
Total lease payments	2,204	713	2,917
Less: imputed interest	(338)	(52)	(390)
Present value of lease liabilities	1,866	661	2,527
Less: current portion	(501)	(327)	(828)
Lease liabilities, non-current	$1,365	$334	$1,699

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Holdings, Inc. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, pursuant to a Second Amendment to the Note Purchase Agreement (the "Second Amendment"), the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The Second Amendment included changes in certain definitions in the Note Agreement intended to permit the Company to issue the Series A Preferred Stock in an amount not to exceed $50 million and to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering. The Second Amendment also modified the Leverage Ratio covenant, Consolidated Adjusted EBITDA covenant, Minimum Consolidated Liquidity covenant and Minimum Revenue covenant providing increased financial flexibility to the Company. In September 2020, the Company and the Holders entered into a Third Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $100 million. In late September 2020, the Company and the Holders entered into a Fourth Amendment to the Note Purchase Agreement, which changed certain definitions and covenants in the Note Agreement primarily intended to reduce the Company’s information reporting obligations to the Holders under specified conditions. The Company was subsequently notified on March 3, 2021, that pursuant to Section C of the Fourth Amendment to the Note Purchase Agreement, the Collateral Agent rescinded all amendments under the Fourth Amendment and the Fourth Amendment immediately ceased to be effective and all provisions amended by the Fourth Amendment reverted to their respective formulations prior to the execution of the Fourth Amendment. In December 2020, the Company and the Holders entered into a Fifth Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $125 million.

The 2024 Notes bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At March 31, 2021, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 14.25%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $1.5 million in the form of payment in kind of the interest component during the three months ended March 31, 2020.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates if and when requested by Holders, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and revenue. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of March 31, 2021.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
is accreted to interest expense over the term of the 2024 Notes using the interest method. The equity component is not re-measured as long as it continues to meet the conditions for equity classification.

The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

March 31, 2021
Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal	$50,001	$50,001
Less: debt discount	(4,083)	(4,282)
Net carrying amount	$45,918	$45,719

The following table presents the interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,781	$1,453
Accretion of debt discount	199	200
Total interest expense	$1,980	$1,653

Other

In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments which began on September 1, 2020 and a down payment of $0.1 million at inception. In November 2020, the Company financed $3.0 million of insurance premiums at an annual effective rate of 4.95%, payable in ten equal monthly installments beginning on December 8, 2020 and a down payment of $0.8 million at inception. At March 31, 2021, $1.1 million was outstanding under this financing agreement, which was included as part of "Other accrued liabilities" on our condensed consolidated balance sheet.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of March 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$1,120	$1,120
Total liabilities	$—	$—	$1,120	$1,120

	Balance as of December 31, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$485	$485
Total liabilities	$—	$—	$485	$485
___________________
(1)    $408,000 was included in "Restricted cash - long term" on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2021 and December 31, 2020 represent liabilities measured at market value on a recurring basis and include contingent consideration relating to a stock price guarantee in an acquisition. In accordance with current accounting rules, the contingent consideration liability is being marked-to-market each quarter-end until it is completely settled or expire. The fair value of contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2020	$485
Change in fair value	635
Balance as of March 31, 2021	$1,120

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10. Variable Interest Entities
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$408	$1,206
Accounts receivable	449	—
Unbilled receivables	136	272
Prepaid and other current assets	30	46
Total assets	$1,023	$1,524
Accounts payable	$23	$9
Accrued liabilities	128	234
Deferred revenue	35	76
Intercompany payable	1,275	1,695
Total liabilities	$1,461	$2,014

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 11. Commitments and Contingencies
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we were not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position except for the following:
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). On March 19, 2021, another similar lawsuit was filed in the Central District of California, entitled Alexander Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460 (C.D. Cal. Filed March 19, 2021). The Court is in process of consolidating these cases. In these actions, plaintiffs, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, allege that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. In these actions, plaintiffs seek certification of a class and monetary damages in an indeterminate amount. The Court has not yet appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 or set a deadline for the filing of a consolidated amended complaint. We believe that the allegations lack merit and intend to defend against these actions vigorously.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2020 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
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
We apply advanced data analytics and predictive modeling to identify members with untreated behavioral health conditions, whether diagnosed or not, and coexisting medical conditions that may be impacted through treatment in the Ontrak™ program. We then uniquely engage health plan members who do not typically seek behavioral healthcare by leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Our technology enabled Ontrak™ program is an integrated suite of services that includes evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. We believe that the Company's programs seek to improve member health and deliver validated cost savings to healthcare payors.
Recent Development

Reduction in Workforce
On February 26, 2021, we received a termination notice from its largest customer that the participation status with this customer will be terminated effective June 26, 2021. As a result of this termination notice, our management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% full time positions. We a total of one-time costs of approximately $1.3 million of termination benefits to the impacted employees. During the three months ended March 31, 2021, we incurred $1.0 million of termination related costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of March 31, 2021, we paid $0.2 million of the total $1.3 million of termination benefits and we had $1.1 million of accrued termination related costs on our condensed consolidated balance sheet. We expect to complete the reduction in workforce plan by the end of June 2021.
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

•Revenue. Our revenues are mostly generated from fees charged to health plan customers related to health plan members enrolled in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members. Our performance obligation is satisfied over the of length the Ontrak program as our services are delivered.

•Cash flow from operations. Our business activities generally have resulted in an outflow of cash flow from operations as we invest strategically into our business to help continue the growth of our operations.

•Effective Outreach Pool. Our Effective Outreach Pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program.

	Three Months Ended March 31,
(In thousands, except outreach pool and percentages)	2021	2020	Change $	Change %
Revenue	$28,722	$12,338	$16,384	133%
Cash flow from operations	6,432	(3,146)	9,578	304

	At March 31,
	2021	2020	Change	Change %
Effective Outreach Pool	24,709	144,657	(119,948)	(83)%

Our revenue for the three months ended March 31, 2021 was $28.7 million compared to $12.3 million for the same period in 2020. The increase in our revenue was primarily due to the increase in our enrolled members, increasing from 8,600 as of March 31, 2020 to 14,868 as of March 31, 2021. The termination notice from our largest customer did not have a significant impact on our revenue for the three months ended March 31, 2021 as the effective date will be in Q2 2021.

Our cash flow from operations for the three months ended March 31, 2021 was $6.4 million compared to $(3.1) million for the same period in 2020. The increase was primarily due to continued increase in billing and collection from the increase in the number of enrolled members. Our second largest customer has case rate billing terms, where we bill and collect the fees from the enrolled members up front upon enrollment. Cash flow from operations may fluctuate throughout the year as we continue to invest in the development of our technology and growth of our operations.

Our effective outreach pool for the three months ended March 31, 2021 was 24,709 compared to 144,657 for the same period in 2020. The decrease was primarily due to the outreach pool associated with our largest customer that provided termination notice received on February 26, 2021. The outreach pool for our largest customer had an enrollment rate lower than our remaining customers, thus the decrease in the outreach pool was greater than the expected decrease in revenue associated with the loss of this customer. Also, we began disenrollment of this customer’s members in April 2021 and expect to complete the disenrollment throughout the second quarter of 2021.

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
Operating Expenses

Our operating expenses consist of our sales and marketing, research and development and general and administrative expenses. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions, and costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. All advertising related costs are expensed as incurred. Research and development expenses consist primarily of personnel and related expenses for our engineers and software development staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, compliance and human resource staff, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, and other corporate expenses.

Interest Expense, net

Interest expense consists primarily of interest expense from our note agreements, accretion of debt discount, amortization of debt issuance costs and finance leases.
Other Income (Expense), net
Other income (expense) consists of gains (losses) associated with changes in fair value of contingent consideration and warrant liabilities and other miscellaneous income (expense) items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$28,722	$12,338
Cost of revenue	12,750	7,233
Gross profit	15,972	5,105

Operating expenses:
Research and development	4,569	1,944
Sales and marketing	1,942	877
General and administrative	12,341	8,288
Total operating expenses	18,852	11,109
Operating loss	(2,880)	(6,004)

Other expense, net	(606)	64
Interest expense, net	(2,007)	(1,655)
Net loss	$(5,493)	$(7,595)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Change	Change %
Commercial revenue	$11,351	$7,241	$4,110	57%
Percentage of commercial revenue to total revenue	40%	59%	(19)%
Government revenue	$17,371	$5,097	$12,274	241%
Percentage of government revenue to total revenue	60%	41%	19%
Total revenue	$28,722	$12,338	$16,384	133%
Total revenue increased $16.4 million, or 133% in the three months ended March 31, 2021 compared to the same period of 2020. Enrolled members increased by 6,268, or 73%, to 14,868 as of March 31, 2021 compared to 8,600 as of March 31, 2020. These increases were attributable to the continued expansion of our Ontrak program with our existing health plan customers and increase in our enrolled members from existing and new health plans. Revenues relating to our expansion health plan members during the three months ended March 31, 2021 were generally billed up front for the Ontrak program's annual fee based on enrolled members and contributed to an increase in our deferred revenue at March 31, 2021, which we expect to recognize as revenue over the related service performance period. Our deferred revenue increased to $24.9 million as of March 31, 2021 compared to $21.0 million as of December 31, 2020.
The mix of our revenues from government customers increased to 60% in the three months ended March 31, 2021 compared to 41% in the same period of 2020. This increase was mainly due to our expansion of health plan customers with Medicare and Medicaid members.
Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Change	Change %
Cost of revenue	$12,750	$7,233	$5,517	76%
Gross profit	15,972	5,105	10,867	213%
Gross profit margin	56%	41%	15%
Cost of revenue increased $5.5 million, or 76% in the three months ended March 31, 2021 compared to the same period of 2020. The increase in cost of revenue was primarily due to a $5.1 million increase in member facing headcount and a $1.2 million increase in provider related costs, partially offset by a $0.7 million decrease in member outreach costs. Our member facing headcount, which includes our care coaches and member engagement specialists, increased by 34, or 13%, to 303 as of March 31, 2021 compared to the same period last year, and reflects the effect of the reduction in workforce.
Gross profit and gross profit margin increased by $10.9 million and 15%, and respectively, in the three months ended March 31, 2021 compared to the same period of 2020. The increase in gross profit was primarily due to the increase in our revenue discussed above. The increase in gross profit margin was primarily related to an improvement in costs for member visit claims from healthcare providers, hourly compensation and member related material printing as a percentage of revenue.
We expect our cost of revenue to increase as our revenue increases, but expect our gross profit margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Change	% Change
Operating expenses:
Research and development	$4,569	$1,944	$2,625	135%
Sales and marketing	1,942	877	1,065	121
General and administrative	12,341	8,288	4,053	49
Total operating expenses	$18,852	$11,109	$7,743	70

Operating loss	$(2,880)	$(6,004)	$3,124	(52)%
Operating loss margin	(10.0)%	(48.7)%	38.7%

Total operating expense increased $7.7 million, or 70%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase in operating expenses was primarily due to the following:

•$2.6 million increase in our research and development costs, which was primarily related to an increase of $1.8 million in employee-related costs and a $0.7 million increase in professional consulting and software costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business.

•$1.1 million increase in our sales and marketing costs, which was primarily related to an increase of $0.6 million of professional service and promotional costs related to marketing initiatives and a $0.4 million increase in employee-related costs.
•$4.1 million increase in our general and administrative costs, which was primarily related to a $1.7 million increase in various third party vendor costs, a $1.5 million increase in employee-related costs related to higher headcount throughout the three months ended March 31, 2021 compared to the same period of 2020, and $1.0 million of severance costs related to the workforce reduction.
We expect our operating expenses to increase for the foreseeable future as we continue to make investments in the growth of our business, but we expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other (Expense) Income, net

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Change $	Change %
Other (expense) income, net	$(606)	$64	$(670)	(1,047)%
The increase in other expense, net for the three months ended March 31, 2021 was primarily due to a $0.6 million loss related to a change in the fair value of the contingent liability resulting from an acquisition.
Interest Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2021	2020	Change $	Change %
Interest expense, net	$2,007	$1,655	$352	21%
The increase in interest expense for the three months ended March 31, 2021 was primarily due to the higher average total outstanding loan balance during the three months ended March 31, 2021 compared to the same period of 2020.
LIQUIDITY AND CAPITAL RESOURCES
Cash and restricted cash was $106.6 million as of March 31, 2021. We had working capital of approximately $85.0 million as of March 31, 2021. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the Ontrak program. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities, as we continue through a period of rapid growth. The accompanying consolidated financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. We have alleviated substantial doubt by both entering into contracts for additional revenue-generating health plan customers and expanding our Ontrak program within existing health plan customers as well as completing equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support this increased demand for services, we invested and will continue to invest in additional headcount and enhancements to technology needed to support the anticipated growth. Additional management plans include increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new members.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash provided by (used in) operating activities	$6,432	$(3,146)
Net cash used in investing activities	(827)	(14)
Net cash (used in) provided by financing activities	(2,234)	1,551
Net increase (decrease) in cash and restricted cash	$3,371	$(1,609)

Net cash provided by operating activities during the three months ended March 31, 2021 was $6.4 million compared with net cash used in operating activities of $3.1 million during the same period in 2020. The $9.6 million improvement in net cash provided by operating activities during the three months ended March 31, 2021 was primarily related to a decrease in net loss related to higher revenue in the three months ended March 31, 2021 resulting from the increase in enrolled members. Additionally, we had an increase of members with case rate billing terms, where we bill and collect the fees from the enrolled members up front upon enrollment. The increase was partially offset by interest payments during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Net cash used in investing activities was $0.8 million for the three months ended March 31, 2021 and $0.01 million in the same period of 2020. The $0.8 million of net cash used in investing activities for the three months ended March 31, 2021 was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash used in financing activities was $2.2 million for the three months ended March 31, 2021 compared with net cash provided by financing activities of $1.6 million for the three months ended March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to a $2.2 million dividend payment made on our Series A Preferred Stock and $0.7 million of payments made on our financed insurance premiums, partially offset by $0.7 million of proceeds received from stock option exercises. Net cash provided by financing activities for the three months ended March 31, 2020 was primarily related to $1.6 million of proceeds received from stock option exercises.
As a result of the above, our cash and cash equivalents, including restricted cash of $14.1 million, was $106.6 million as of March 31, 2021.

Debt

See Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a detailed discussion about our debt.
Preferred Stock Dividend
Holders of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable, beginning on or about November 30, 2020.

On February 5, 2021, our Board of Directors declared the second quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021. The second quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividends of $2.2 million on February 28, 2021. At March 31, 2021, we had undeclared dividends of $0.7 million.
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes in our contractual obligations and commitments outside of the ordinary course of business during the three months ended March 31, 2021 from the contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 1 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K, and “Critical Accounting Policy and Estimates” in Part II, Item 7 of the 2020 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Quarterly Report on Form 10-Q, we were not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the following:
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). On March 19, 2021, another similar lawsuit was filed in the Central District of California, entitled Alexander Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460 (C.D. Cal. Filed March 19, 2021). The Court is in process of consolidating these cases. In these actions, plaintiffs, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, allege that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. In these actions, plaintiffs seek certification of a class and monetary damages in an indeterminate amount. The Court has not yet appointed a lead plaintiff pursuant to the Private Securities Litigation Reform Act of 1995 or set a deadline for the filing of a consolidated amended complaint. We believe that the allegations lack merit and intend to defend against these actions vigorously.

Item 1A.     Risk Factors
In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the SEC on March 9, 2021. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

●
Our Executive Chairman controls over 51% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At December 31, 2020, cash and restricted cash was $106.6 million and accumulated deficit was $359.5 million. We expect our current cash resources to cover expenses through at least the next 12 months from the filing date of this Form 10-Q. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

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

Four customers accounted for an aggregate of approximately 95% and 91% of our total revenue for the three months ended March 31, 2021 and 2020, respectively. Also, two customers represented an aggregate of approximately 92% and 99% of our total accounts receivable as of March 31, 2021 and December 31, 2020, respectively. On February 26, 2021, we were notified by our largest customer that the participation status with this customer will be terminated effective June 26, 2021 and were advised to stop enrollment of new members. We began disenrollment of this customer’s members in April 2021 and expect to complete the disenrollment throughout the second quarter of 2021. For the three months ended March 31, 2021, this customer accounted for approximately 46% of our total revenue. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

At March 31, 2021, our total liabilities equaled approximately $88.3 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Form 10-Q, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

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

More than 51% of our outstanding common stock is beneficially owned by our Executive Chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

10,363,344 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Executive Chairman, which represents beneficial ownership of approximately 55% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 31, 2021, approximately 9.2 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 31, 2021, we had outstanding options to purchase 3,507,395 shares of our common stock at exercise prices ranging from $7.50 to $86.57 per share and warrants to purchase 1,312,250 shares of our common stock at exercise prices ranging from $1.80 to $17.32 per share. Also, as of March 31, 2021, we had a total of 30,000 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of March 31, 2021, we had outstanding warrants to purchase an aggregate of 1,312,250 shares of common stock at exercise prices ranging from $1.80 to $17.32 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no unregistered securities to report which were sold or issued by Ontrak without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Current Report on Form 8-K.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
10.1#
Employment Agreement by and between Ontrak, Inc. and Jonathan Mayhew, effective as of April 12, 2021 (incorporated by reference to Exhibit 10.1 to Ontrak, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 8, 2021).

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

ONTRAK, INC.

Date: May 6, 2021	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial and Accounting Officer)