Form 10-Q
period 2021-06-30
Ontrak, Inc.
filed 2021-08-05
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 30, 2021, there were 18,662,772 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$91,539	$86,907
Restricted cash - current	8,954	9,127
Receivables, net	8,837	16,682
Unbilled receivables	1,539	4,426
Deferred costs - current	1,198	2,352
Prepaid expenses and other current assets	3,118	4,144
Total current assets	115,185	123,638
Long-term assets:
Property and equipment, net	4,433	2,273
Restricted cash - long-term	2,749	7,176
Goodwill	5,713	5,727
Intangible assets, net	2,956	3,561
Other assets	506	367
Operating lease right-of-use assets	1,830	1,959
Total assets	$133,372	$144,701
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,576	$1,287
Accrued compensation and benefits	5,209	4,723
Deferred revenue	14,538	20,954
Current portion of operating lease liabilities	527	434
Other accrued liabilities	4,876	9,012
Total current liabilities	26,726	36,410
Long-term liabilities:
Long-term debt, net	46,129	45,719
Long-term operating lease liabilities	1,228	1,403
Long-term finance lease liabilities	256	418
Total liabilities	74,339	83,950
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 18,657,840 and 17,543,218 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	422,265	414,773
Accumulated deficit	(363,234)	(354,024)
Total stockholders' equity	59,033	60,751
Total liabilities and stockholders' equity	$133,372	$144,701
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$26,485	$17,226	$55,207	$29,564
Cost of revenue	8,519	9,876	21,269	17,109
Gross profit	17,966	7,350	33,938	12,455

Operating expenses:
Research and development	4,399	2,374	8,968	4,318
Sales and marketing	3,628	1,060	5,570	1,937
General and administrative	11,590	8,003	23,931	16,291
Total operating expenses	19,617	11,437	38,469	22,546
Operating loss	(1,651)	(4,087)	(4,531)	(10,091)

Other expense, net	(37)	(443)	(643)	(379)
Interest expense, net	(2,029)	(1,683)	(4,036)	(3,338)
Net loss	$(3,717)	$(6,213)	$(9,210)	$(13,808)
Dividends on preferred stock - declared and undeclared	(2,238)	—	(4,477)	—
Net loss attributable to common stockholders	$(5,955)	$(6,213)	$(13,687)	$(13,808)

Net loss per common share, basic and diluted	$(0.33)	$(0.37)	$(0.77)	$(0.82)

Weighted-average common shares outstanding, basic and diluted	18,156	16,994	17,891	16,844
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	3,770,265	$—	17,729,740	$2	$416,182	$(359,517)	$56,667
Preferred dividends declared	—	—	—	—	(2,238)	—	(2,238)
Warrants exercised	—	—	596,357	—	—	—	—
Stock options exercised	—	—	322,175	—	4,675	—	4,675
401(k) employer match	—	—	9,568	—	259	—	259
Stock-based compensation expense	—	—	—	—	3,387	—	3,387
Net loss	—	—	—	—	—	(3,717)	(3,717)
Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033

Balance at March 31, 2020	—	$—	16,876,581	$2	$311,454	$(338,909)	$(27,453)
Stock options exercised	—	—	172,379	—	1,706	—	1,706
401(k) employer match	—	—	6,649	—	140	—	140
Stock-based compensation expense	—	—	—	—	1,776	—	1,776
Net loss	—	—	—	—	—	(6,213)	(6,213)
Balance at June 30, 2020	—	$—	17,055,609	$2	$315,076	$(345,122)	$(30,044)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(4,438)	—	(4,438)
Warrants exercised	—	—	721,074	—	58	—	58
Stock options exercised	—	—	379,098	—	5,401	—	5,401
401(k) employer match	—	—	14,450	—	510	—	510
Stock-based compensation expense	—	—	—	—	5,961	—	5,961
Net loss	—	—	—	—	—	(9,210)	(9,210)
Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033

Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Warrants exercised	—	—	11,049	—	20	—	20
Stock options exercised	—	—	396,022	—	3,465	—	3,465
401(k) employer match	—	—	6,649	—	140	—	140
Stock-based compensation expense	—	—	25,724	—	4,048	—	4,048
Net loss	—	—	—	—	—	(13,808)	(13,808)
Balance at June 30, 2020	—	$—	17,055,609	$2	$315,076	$(345,122)	$(30,044)

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(9,210)	$(13,808)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	5,961	4,048
Paid-in-kind interest expense	—	2,964
Depreciation expense	382	82
Amortization expense	1,433	677
Gain on forgiveness of PPP loan	(171)	—
Change in fair value of warrants	—	379
Change in fair value of contingent consideration	835	—
401(k) employer match in common shares	546	170
Changes in operating assets and liabilities:
Receivables	7,845	930
Unbilled receivables	2,887	(1,002)
Prepaid expenses and other current assets	1,912	(1,247)
Accounts payable	205	118
Deferred revenue	(6,416)	2,377
Leases liabilities	(83)	(178)
Other accrued liabilities	(2,972)	940
Net cash provided by (used in) operating activities	3,154	(3,550)

Cash flows from investing activities
Purchase of property and equipment	(2,514)	(614)
Net cash used in investing activities	(2,514)	(614)

Cash flows from financing activities
Dividends paid	(4,438)	—
Proceeds from warrant exercise	58	20
Proceeds from options exercise	5,401	3,265
Finance lease obligations	(162)	(81)
Financed insurance premium payments	(1,467)	—
Net cash (used in) provided by financing activities	(608)	3,204
Net change in cash and restricted cash	32	(960)
Cash and restricted cash at beginning of period	103,210	14,018
Cash and restricted cash at end of period	$103,242	$13,058

Supplemental disclosure of cash flow information:
Interest paid	$3,647	$—
Non cash financing and investing activities:
Finance lease and accrued purchases of property and equipment	$183	$404
Stock options exercise in transit	—	200
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
As of June 30, 2021, cash and restricted cash was $103.2 million and working capital was approximately $88.5 million. During the six months ended June 30, 2021, the Company generated $3.2 million of cash flows from operating activities. However, the Company could incur negative cash flows and operating losses for the next twelve months as it continues to reinvest into the development of its technology and growth of its operations. The Company expects its current cash resources to cover its operations through at least the next 12 months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management’s Plans

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to grow and execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new customers.

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
Recently Issued Accounting Pronouncements
In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU 2021-04"), to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2021-04 on its consolidated financial statements and related footnote disclosures.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
beginning after December 15, 2022. The Company is currently evaluating the impact of adoption of ASU 2020-10 on its consolidated financial statements and related footnote disclosures.
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)" ("ASU 2020-06"). ASU 2020-06 modifies and simplifies accounting for convertible instruments, and eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements and related footnote disclosures.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the periods presented (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$91,539	$86,907
Restricted cash - current:
Dividend payments on preferred stock	8,954	8,954
Cash held in escrow account (1)	—	173
Subtotal - Restricted cash - current	8,954	9,127
Restricted cash - long term:
Dividend payments on preferred stock	2,239	6,716
Letter of credit (2)	410	410
Cash required per note agreement (3)	100	50
Subtotal - Restricted cash - long term	2,749	7,176
Cash, cash equivalents and restricted cash	$103,242	$103,210
____________
(1) Relates to cash held in escrow as part of the LifeDojo acquisition.
(2) LOC required as part of our headquarters office lease.
(3) Cash required to be maintained in our accounts per the 2024 Note agreement.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2021	2020	2021	2020
Customer A	52.3%	15.1%	45.1%	16.4%
Customer B	25.1	56.9	35.9	53.3
Customer C	12.3	8.0	9.6	8.8
Customer D	3.4	13.0	3.7	13.7
Remaining customers	6.9	7.0	5.7	7.8
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	June 30, 2021	December 31, 2020
Customer A	49.1%	85.9%
Customer C	32.0	0.4
Customer B	17.7	13.5
Remaining customers	1.2	0.2
	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and six months ended June 30, 2021 and 2020.
On February 26, 2021, the Company received a termination notice from Customer B that the participation status with this customer would be terminated effective June 26, 2021. As a result of this termination notice, the Company’s management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% of full time positions. We estimated a total of one-time costs of approximately $1.6 million of termination benefits to the impacted employees. During the first and second quarters of 2021, we incurred $1.0 million and $0.3 million, respectively, of severance and related benefit costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of June 30, 2021, we paid a total of $0.9 million of the total $1.3 million of termination benefits incurred through June 30, 2021 and we had $0.4 million of accrued termination related costs on our condensed consolidated balance sheet. We expect to incur an additional $0.3 million of severance and related benefit costs in the third quarter of 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Software	$3,715	$2,441
Computers and equipment	914	893
ROU assets - finance lease	934	934
Leasehold improvements	17	17
Software development in progress	1,374	5
Subtotal	6,954	4,290
Less: Accumulated depreciation and amortization	2,521	2,017
Property and equipment, net	$4,433	$2,273

Capitalized Internal Use Software Costs

During the three and six months ended June 30, 2021, we capitalized $1.6 million and $2.6 million, respectively, of costs relating to development of internal use software, and recorded approximately $0.2 million and $0.3 million, respectively, of amortization expense relating to capitalized internal use software. During the three and six months ended June 30, 2020, we capitalized $0.5 million of costs relating to internal use software development costs and approximately $30,000 of amortization expense relating to capitalized internal use software.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2020	$5,727
Adjustment related to acquisition of LifeDojo	(14)
Balance at June 30, 2021	$5,713

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At June 30, 2021			At December 31, 2020
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(778)	$2,722	$3,500	$(194)	$3,306
Customer relationships	5	270	(36)	234	270	(15)	255
Total		$3,770	$(814)	$2,956	$3,770	$(209)	$3,561

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amortization expense for intangible assets was $0.3 million and $0.6 million for the three and six months ended June 30, 2021, respectively. There was no intangible assets amortization expense for the three and six months ended June 30, 2020.

At June 30, 2021, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2021	$610
2022	1,221
2023	1,026
2024	54
2025	45
Total	$2,956

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Common Stock and Preferred Stock
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
Basic and diluted net loss per common share (in thousands, except per share amounts) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(3,717)	$(6,213)	$(9,210)	$(13,808)
Dividends on preferred stock - declared and undeclared	(2,238)	—	(4,477)	—
Net loss attributable to common stockholders	$(5,955)	$(6,213)	$(13,687)	$(13,808)

Weighted-average shares of common stock outstanding	18,156	16,994	17,891	16,844
Net loss per common share - basic and diluted	$(0.33)	$(0.37)	$(0.77)	$(0.82)

The following common equivalent shares as of June 30, 2021 and 2020, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	June 30,
	2021	2020
Warrants to purchase common stock	626,321	1,539,926
Options to purchase common stock	3,258,353	3,834,777
Total	3,884,674	5,374,703
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

On February 5, 2021 and May 5, 2021, our Board of Directors declared the second and third quarterly dividends, respectively, on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021 and May 15, 2021, respectively. Each quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividend of $2.2 million each on February 28, 2021 and May 30, 2021. At June 30, 2021, we had undeclared dividends of $0.7 million.

Note 7. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 5,082,955 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of June 30, 2021, the Company had 3,343,353 stock options and RSUs outstanding and 398,941 shares reserved for future awards.
Stock-based compensation expense was approximately $3.4 million and $1.7 million for the three months ended June 30, 2021 and 2020, respectively, and $6.0 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it has been included in stock-based compensation expense for the six months ended June 30, 2020.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Six Months Ended June 30, 2021
Volatility	79.0% - 82.0%
Risk-free interest rate	0.19% - 0.89%
Expected life (in years)	2.75 - 5.85
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the six months ended June 30, 2021 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2020	3,616,314	$14.66
Granted	418,628	33.68
Exercised	(379,098)	14.25
Forfeited	(397,220)	14.06
Expired	(271)	48.00
Outstanding as of June 30, 2021	3,258,353	17.22

Options vested and exercisable as of June 30, 2021	1,015,490	$13.60

As of June 30, 2021, there was $22.5 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.81 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	30,000	$51.98
Granted	55,000	33.39
Non-vested at June 30, 2021	85,000	39.95

As of June 30, 2021, there was $3.1 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 4.32 years.
Stock Options and Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2020	1,465,927	$6.02
Granted	—	—
Exercised (1)	(839,606)	6.42
Outstanding as of June 30, 2021	626,321	5.49
Warrants exercisable as of June 30, 2021	626,321	5.49
____________
(1) Included in total number of warrants exercised are 118,532 shares that were net settled at the election of the warrant holders during the six months ended June 30, 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Of the total outstanding warrants as of June 30, 2021, 563,260 warrants were held by an entity controlled by the Company's Executive Chairman.
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation level of the Executive Chairman to the performance of the Company through the issuance of market-based stock options. The market-based options vest upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized is based on a Monte Carlo simulation that factors in the probability of the award vesting. The following table summarizes the Company’s outstanding awards under this structure:

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

During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which was included in stock-based compensation expense for the six months ended June 30, 2020.

Note 8. Leases
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$1,830	$1,959
Finance lease assets	"Property and equipment, net"	562	721
Total lease assets		$2,392	$2,680
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$527	$434
Finance lease liabilities	"Other accrued liabilities"	324	321
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	1,228	1,403
Finance lease liabilities	"Long-term finance lease liabilities"	256	418
Total lease liabilities		$2,335	$2,576

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2021	2020	2021	2020
Operating lease expense	$183	$166	$354	$331
Short-term lease rent expense	24	25	47	52
Variable lease expense	6	9	18	20
Total rent expense	$213	$200	$419	$403
Finance lease expense
Amortization of leased assets	$79	$45	$159	$81
Interest on lease liabilities	12	4	24	6
Total	$91	$49	$183	$87

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$308	$286
Financing cash flows from finance leases	162	81

Other Information	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.9	3.8
Financing leases	1.9	2.4
Weighted-average discount rate
Operating leases	10.40%	10.15%
Finance leases	11.09%	10.88%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities (in thousands):

	June 30, 2021
	Operating Leases	Financing Leases	Total
Remainder of 2021	$343	$180	$523
2022	696	302	998
2023	674	139	813
2024	332	—	332
Total lease payments	2,045	621	2,666
Less: imputed interest	(290)	(41)	(331)
Present value of lease liabilities	1,755	580	2,335
Less: current portion	(527)	(324)	(851)
Lease liabilities, non-current	$1,228	$256	$1,484

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, pursuant to a Second Amendment to the Note Purchase Agreement (the "Second Amendment"), the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The Second Amendment included changes in certain definitions in the Note Agreement intended to permit the Company to issue the Series A Preferred Stock in an amount not to exceed $50 million and to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering. The Second Amendment also modified the Leverage Ratio covenant, Consolidated Adjusted EBITDA covenant, Minimum Consolidated Liquidity covenant and Minimum Revenue covenant providing increased financial flexibility to the Company. In September 2020, the Company and the Holders entered into a Third Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $100 million. In late September 2020, the Company and the Holders entered into a Fourth Amendment to the Note Purchase Agreement, which changed certain definitions and covenants in the Note Agreement primarily intended to reduce the Company’s information reporting obligations to the Holders under specified conditions. The Company was subsequently notified on March 3, 2021, that pursuant to Section C of the Fourth Amendment to the Note Purchase Agreement, the Collateral Agent rescinded all amendments under the Fourth Amendment and the Fourth Amendment immediately ceased to be effective and all provisions amended by the Fourth Amendment reverted to their respective formulations prior to the execution of the Fourth Amendment. In December 2020, the Company and the Holders entered into a Fifth Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $125 million. On August 3, 2021, the Company and the Holders entered into a Sixth Amendment to the Note Purchase Agreement (the "Sixth Amendment"), which included changes to redefine certain definitions and covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio and elimination of Minimum Revenue, in the Note Agreement primarily intended to increase the Company’s financial flexibility.

The 2024 Notes bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At June 30, 2021, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 14.25%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $3.0 million in the form of payment in kind of the interest component during the six months ended June 30, 2020.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates if and when requested by Holders, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of June 30, 2021.

ONTRAK, INC.
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

The assumptions used in the Black-Scholes option-pricing model at inception remain unchanged and were determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal	$50,001	$50,001
Less: debt discount	(3,872)	(4,282)
Net carrying amount	$46,129	$45,719

The following table presents the interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,801	$1,511	$3,582	$2,964
Accretion of debt discount	212	173	411	373
Total interest expense	$2,013	$1,684	$3,993	$3,337

Other

In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments which began on September 1, 2020 and a down payment of $0.1 million at inception. In November 2020, the Company financed $3.0 million of insurance premiums at an annual effective rate of 4.95%, payable in ten equal monthly installments beginning on December 8, 2020 and a down payment of $0.8 million at inception. At June 30, 2021, $0.7 million was outstanding under this financing agreement, which was included as part of "Other accrued liabilities" on our condensed consolidated balance sheet.

In May 2021, LifeDojo, Inc., the Company's wholly-owned subsidiary acquired in October 2020, received notification that its $0.2 million of PPP loan has been fully forgiven and as such, the full amount of $0.2 million has been recognized as a gain as a component of "Other expense, net" in our condensed consolidated statement of operations for the three and six months ended June 30, 2021.
Note 10. Fair Value Measurements
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of June 30, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$1,320	$1,320
Total liabilities	$—	$—	$1,320	$1,320

	Balance as of December 31, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$485	$485
Total liabilities	$—	$—	$485	$485
___________________
(1)    $408,000 was included in "Restricted cash - long term" on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2021 and December 31, 2020 represent liabilities measured at market value on a recurring basis and include contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the contingent consideration liability is being marked-to-market each quarter-end until it is completely settled or expire. The fair value of contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Level III Contingent Consideration
Balance as of December 31, 2020	$485
Change in fair value	835
Balance as of June 30, 2021	$1,320

The $1.3 million of contingent consideration as of June 30, 2021 relates to a stock price guarantee provided as a part of our acquisition of LifeDojo, Inc. in October 2020. The stock price guarantee is based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date (measurement period). The contingent consideration amount, if any, is generally payable within five business days following the completion of the measurement period, and payable, at the Company's option, in cash or Company's common stock, or any combination thereof.
Note 11. Variable Interest Entities
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
•information systems;
•recordkeeping;
•billing and collection; and

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$982	$1,206
Accounts receivable	3	—
Unbilled receivables	83	272
Prepaid and other current assets	21	46
Total assets	$1,089	$1,524
Accounts payable	$16	$9
Accrued liabilities	37	234
Deferred revenue	24	76
Intercompany payable	1,593	1,695
Total liabilities	$1,670	$2,014

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460 (C.D. Cal. filed Mar. 19, 2021). On July 14, 2021, the Court consolidated the two actions, appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. In these actions, plaintiffs, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, allege that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. In these actions, plaintiffs seek certification of a class and monetary damages in an indeterminate amount. In the Court’s July 14, 2021 order, the Court also ordered lead plaintiff to file an consolidated amended complaint within fourteen (14) days. On July 28, 2021, lead plaintiff filed an amended complaint asserting claims substantively identical to those asserted in the original complaint. On July 29, 2021, the Court ordered that the amended complaint be stricken because it did not effect a consolidation of the Farhar and Yildrim actions, and ordered lead plaintiff to file a consolidated amended complaint by August 13, 2021. Defendants will have until September 13, 2021 to move to dismiss, lead plaintiff will have until October 14, 2021 to oppose and defendants will have until October 28, 2021 to reply. We believe that the allegations lack merit and intend to defend against these actions vigorously.

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
Recent Development

Reduction in Workforce
On February 26, 2021, we received a termination notice from our largest customer that the participation status with this customer would be terminated effective June 26, 2021. As a result of this termination notice, our management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align our resources and manage our operating costs, resulting in reduction of 35% of full time positions. We estimated a total of one-time costs of approximately $1.6 million of termination benefits to the impacted employees. During the first and second quarters of 2021, we incurred $1.0 million and $0.3 million, respectively, of severance and related benefit costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of June 30, 2021, we paid a total of $0.9 million of the total $1.3 million of termination benefits incurred through June 30, 2021 and we had $0.4 million of accrued termination related costs on our condensed consolidated balance sheet. We expect to incur an additional $0.3 million of severance and related benefit costs in the third quarter of 2021.
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

	Three Months Ended June 30,
(In thousands, except outreach pool and percentages)	2021	2020	Change $	Change %
Revenue	$26,485	$17,226	$9,259	54%
Cash flow from operations	(3,278)	(404)	(2,874)	(711)

	Six Months Ended June 30,
	2021	2020	Change $	Change %
Revenue	$55,207	$29,564	$25,643	87%
Cash flow from operations	3,154	(3,550)	6,704	189

	At June 30,
	2021	2020	Change	Change %
Effective Outreach Pool	21,202	141,398	(120,196)	(85)%

Our revenue for the three months ended June 30, 2021 was $26.5 million compared to $17.2 million for the same period in 2020, and $55.2 million for the six months ended June 30, 2021 compared to $29.6 million for the six months ended June 30, 2020. The increase in our revenue in the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to the increase in total average enrolled members as well as the increase in revenue on a per member basis.

Our cash flow from operations for the three months ended June 30, 2021 was $(3.3) million compared to $(0.4) million for the same period in 2020, and $3.2 million for the six months ended June 30, 2021 compared to $(3.6) million for the same period in 2020. The year over year decrease in our cash flow from operations during the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to our continued investment in the growth of our sales and marketing initiatives, research and development and general and administrative departments.

Our effective outreach pool at June 30, 2021 was 21,202 compared to 141,398 for the same period in 2020. The decrease was primarily due to the outreach pool associated with our largest customer that provided termination notice received on February 26, 2021. The outreach pool for our largest customer had an enrollment rate lower than our remaining customers, thus the decrease in the outreach pool was greater than the expected decrease in revenue associated with the loss of this customer. Also, we began disenrollment of this customer’s members in April 2021 and completed the disenrollment of this customer's Medicare members in June 2021, and are working to complete the disenrollment of the Commercial members in the remainder of 2021 with further guidance from the customer.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$26,485	$17,226	$55,207	$29,564
Cost of revenue	8,519	9,876	21,269	17,109
Gross profit	17,966	7,350	33,938	12,455

Operating expenses:
Research and development	4,399	2,374	8,968	4,318
Sales and marketing	3,628	1,060	5,570	1,937
General and administrative	11,590	8,003	23,931	16,291
Total operating expenses	19,617	11,437	38,469	22,546
Operating loss	(1,651)	(4,087)	(4,531)	(10,091)

Other expense, net	(37)	(443)	(643)	(379)
Interest expense, net	(2,029)	(1,683)	(4,036)	(3,338)
Net loss	$(3,717)	$(6,213)	$(9,210)	$(13,808)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Commercial revenue	$10,458	$10,205	$253	2%	$21,809	$17,446	$4,363	25%
Percentage of commercial revenue to total revenue	39%	59%	(20)%		40%	59%	(19)%
Government revenue	$16,027	$7,021	$9,006	128%	$33,398	$12,118	$21,280	176%
Percentage of government revenue to total revenue	61%	41%	20%		60%	41%	19%
Total revenue	$26,485	$17,226	$9,259	54%	$55,207	$29,564	$25,643	87%

Total revenue increased $9.3 million, or 54% in the three months ended June 30, 2021 compared to the same period of 2020, and increased by $25.6 million, or 87% in the six months ended June 30, 2021 compared to the same period of 2020. These increases were attributable to revenue relating to the increase in total average enrolled members as well as the increase revenue on a per member basis.

The mix of our revenues from government customers increased to 61% and 60% in the three and six months ended June 30, 2021, respectively, compared to 41% in each of the same period of 2020. This increase was mainly due to our expansion of health plan customers with Medicare and Medicaid members.

We currently expect revenues in the third and fourth quarters of 2021 to decline year over year from the comparable periods in the prior year, primarily as a result of the lost customer discussed above.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Cost of revenue	$8,519	$9,876	$(1,357)	(14)%	$21,269	$17,109	$4,160	24%
Gross profit	17,966	7,350	10,616	144%	33,938	12,455	21,483	172%
Gross profit margin	68%	43%	25%		61%	42%	19%

Cost of revenue decreased $(1.4) million, or (14)% in the three months ended June 30, 2021 compared to the same period of 2020. The decrease in cost of revenue was primarily due headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization. Gross profit and gross profit margin increased by $10.6 million and 25%, respectively, in the three months ended June 30, 2021 compared to the same period of 2020. The increase in both gross profit and gross profit margin in the three months ended June 30, 2021 was primarily due to the increase in our revenue on a per member enrolled basis discussed above, as well as headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

Cost of revenue increased $4.2 million, or 24% in the six months ended June 30, 2021 compared to the same period of 2020. The increase in cost of revenue was primarily due to an increase in member facing headcount related costs during the six months ended June 30, 2021. Gross profit and gross profit margin increased by $21.5 million and 19%, respectively, in the six months ended June 30, 2021 compared to the same period of 2020. The increase in both gross profit and gross profit margin in the six months ended June 30, 2021 was primarily due to the increase in our revenue on a per member enrolled basis discussed above, as well as headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

For the second half of 2021, we expect cost of sales to decline at a faster rate than the expected year over year decline in revenue discussed above; however, we expect the resulting improvement to gross profit margin to be partially offset by the impact of continued development and enhancement of our customer relationships, our product solutions and new lines of business, and related pricing structures.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Operating expenses:
Research and development	$4,399	$2,374	$2,025	85%	$8,968	$4,318	$4,650	108%
Sales and marketing	3,628	1,060	2,568	242	5,570	1,937	3,633	188
General and administrative	11,590	8,003	3,587	45	23,931	16,291	7,640	47
Total operating expenses	$19,617	$11,437	$8,180	72	$38,469	$22,546	$15,923	71

Operating loss	$(1,651)	$(4,087)	$2,436	(60)%	$(4,531)	$(10,091)	$5,560	(55)%
Operating loss margin	(6)%	(24)%	18%		(8)%	(34)%	26%

Total operating expense increased $8.2 million, or 72%, in the three months ended June 30, 2021 compared to the same period in 2020. The increase in operating expenses was primarily due to the following:

•$2.0 million increase in our research and development costs, which was primarily related to an increase of $0.9 million in employee-related costs and a $0.7 million increase in professional consulting and software costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business, as well as $0.3 million of amortization expense relating to acquired software technology.
•$2.6 million increase in our sales and marketing costs, which was primarily related to an increase of $1.9 million of professional service and promotional costs related to marketing initiatives and a $0.6 million increase in employee-related costs.
•$3.6 million increase in our general and administrative costs, which was primarily related to a $2.2 million increase in employee-related costs related to higher G&A headcount throughout the three months ended June 30, 2021 compared to the same period of 2020, a $0.7 million increase in insurance costs and $0.3 million of severance costs related to the workforce reduction.
Total operating expense increased $15.9 million, or 71%, in the six months ended June 30, 2021 compared to the same period in 2020. The increase in operating expenses was primarily due to the following:

•$4.7 million increase in our research and development costs, which was primarily related to an increase of $2.7 million in employee-related costs and a $1.4 million increase in professional consulting and software costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business, as well as $0.6 million of amortization expense primarily relating to acquired software technology.
•$3.6 million increase in our sales and marketing costs, which was primarily related to an increase of $2.2 million of professional service and promotional costs related to marketing initiatives, a $1.0 million increase in employee-related costs and a $0.4 million increase in professional consulting fees.
•$7.6 million increase in our general and administrative costs, which was primarily related to a $3.7 million increase in employee-related costs related to higher G&A headcount throughout the six months ended June 30, 2021 compared to the same period of 2020, a $1.6 million increase in insurance costs, $1.3 million of severance costs related to the workforce reduction, and a $1.2 million increase in legal expenses.
We expect our operating expenses to increase for the foreseeable future as we continue to make investments in the growth of our business, but we expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Other expense, net	$(37)	$(443)	$406	92%	$(643)	$(379)	$(264)	(70)%
The decrease in other expense, net for the three months ended June 30, 2021 was primarily due to a $0.2 million gain on the forgiveness of the LifeDojo PPP loan in the three months ended June 30, 2021, partially offset by a $0.2 million loss on the change in fair value of the contingent liability resulting from an acquisition, compared to a $0.4 million loss related to a change in the fair value of a warrant liability in the three months ended June 30, 2020.
The increase in other expense, net for the six months ended June 30, 2021 was primarily due to a $0.8 million loss on the change in fair value of the contingent liability resulting from an acquisition, partially offset by a $0.4 million decrease in loss related to a change in the fair value of a warrant liability and a $0.2 million gain on the forgiveness of the LifeDojo PPP loan.
Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Interest expense, net	$(2,029)	$(1,683)	$(346)	(21)%	$(4,036)	$(3,338)	$(698)	(21)%
The increase in interest expense for the three and six months ended June 30, 2021 was primarily due to the higher average total outstanding loan balance during the three and six months ended June 30, 2021 compared to the same periods of 2020.
LIQUIDITY AND CAPITAL RESOURCES
Cash and restricted cash was $103.2 million as of June 30, 2021. We had working capital of approximately $88.5 million as of June 30, 2021. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the Ontrak program. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying consolidated financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to grow and execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new customers.
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
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$3,154	$(3,550)
Net cash used in investing activities	(2,514)	(614)
Net cash (used in) provided by financing activities	(608)	3,204
Net increase (decrease) in cash and restricted cash	$32	$(960)

Net cash provided by operating activities during the six months ended June 30, 2021 was $3.2 million compared with net cash used in operating activities of $3.6 million during the same period in 2020. The $6.7 million improvement in net cash provided by operating activities during the six months ended June 30, 2021 was primarily related to a decrease in net loss related to higher revenue in the six months ended June 30, 2021 as well as the increase in revenue resulting from the recognition of deferred revenue as service performance obligation is completed. Additionally, we had an increase of members with case rate billing terms, where we bill and collect the fees from the enrolled members up front upon enrollment. The increase was partially offset by interest payments during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Net cash used in investing activities was $2.5 million for the three months ended June 30, 2021 and $0.6 million in the same period of 2020. The $2.5 million of net cash used in investing activities for the six months ended June 30, 2021 was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash used in financing activities was $0.6 million for the six months ended June 30, 2021 compared with net cash provided by financing activities of $3.2 million for the six months ended June 30, 2020. Net cash used in financing activities for the six months ended June 30, 2021 was primarily related to $4.4 million of dividend payments made on our Series A Preferred Stock and $1.5 million of payments made on our financed insurance premiums, partially offset by $5.4 million of proceeds received from stock option exercises. Net cash provided by financing activities for the six months ended June 30, 2020 was primarily related to $3.3 million of proceeds received from stock option exercises, partially offset by $0.1 million of payments on finance leases.
As a result of the above, our cash and cash equivalents, including restricted cash of $11.7 million, was $103.2 million as of June 30, 2021.

Debt

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion about our debt.
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

On February 5, 2021 and May 5, 2021, our Board of Directors declared the second and third quarterly dividends, respectively, on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021 and May 15, 2021, respectively. Each quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividend of $2.2 million each on February 28, 2021 and May 30, 2021. At June 30, 2021, we had undeclared dividends of $0.7 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes in our contractual obligations and commitments outside of the ordinary course of business during the six months ended June 30, 2021 from the contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2020 Form 10-K, and “Critical Accounting Policy and Estimates” in Part II, Item 7 of our 2020 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2020 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987 (C.D. Cal. filed Mar. 3, 2021). On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460 (C.D. Cal. filed Mar. 19, 2021). On July 14, 2021, the Court consolidated the two actions, appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. In these actions, plaintiffs, purportedly on behalf of a putative class of purchasers of Ontrak securities from November 5, 2020 through February 26, 2021, allege that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and/or misleading statements and/or failing to disclose that (i) Ontrak’s largest customer evaluated Ontrak on a provider basis, valuing Ontrak’s performance based on achieving the lowest cost per medical visit rather than clinical outcomes or medical cost savings; (ii) as a result, Ontrak’s largest customer did not find Ontrak’s program to be effective and was reasonably likely to terminate its contract with Ontrak; (iii) because this customer accounted for a significant portion of Ontrak’s revenue, loss of the customer would have an outsized impact on Ontrak’s financial results; and (iv) as a result of the foregoing, Ontrak’s positive statements about its business, operations and prospects were materially misleading and/or lacked a reasonable basis. In these actions, plaintiffs seek certification of a class and monetary damages in an indeterminate amount. In the Court’s July 14, 2021 order, the Court also ordered lead plaintiff to file an consolidated amended complaint within fourteen (14) days. On July 28, 2021, lead plaintiff filed an amended complaint asserting claims substantively identical to those asserted in the original complaint. On July 29, 2021, the Court ordered that the amended complaint be stricken because it did not effect a consolidation of the Farhar and Yildrim actions, and ordered lead plaintiff to file a consolidated amended complaint by August 13, 2021. Defendants will have until September 13, 2021 to move to dismiss, lead plaintiff will have until October 14, 2021 to oppose and defendants will have until October 28, 2021 to reply. We believe that the allegations lack merit and intend to defend against these actions vigorously.

Item 1A.     Risk Factors
In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we filed with the SEC on March 9, 2021 and as amended on April 30, 2021. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

●
Our Executive Chairman controls over 50% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At June 30, 2021, cash and restricted cash was $103.2 million and accumulated deficit was $363.2 million. We expect our current cash resources to cover expenses through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to grow and execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies resulting in increase in margins on both existing and new customers.

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

Our business could be disrupted and materially adversely affected by the COVID-19 pandemic, including as a result of mutations of such virus and the global spread of viral variants that may be more contagious or resistant to currently known treatments. As a result of measures imposed by the governments in affected regions, businesses and schools have been from time to time suspended due to quarantines intended to contain this outbreak and many people have been forced to work from home in those areas. As a result of the global pandemic, trade and business activities around the world have been adversely affected, international stock and commodity markets have fluctuated widely and many regions are exhibiting signs of economic recession. Several programs were enacted in different countries in efforts to alleviate rising levels of unemployment and economic dislocation created by significantly reduced levels of social and business activity, although their longer term effectiveness is still uncertain particularly in view of the spread of the contagion and related variants. We are continuously assessing our business operations and system supports and the impact COVID-19 may have on our results and financial condition, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular, or its effects on our members or outreach pool.

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

Four customers accounted for an aggregate of approximately 93% of our total revenue for each of the three months ended June 30, 2021 and 2020, and four customers accounted for an aggregate of approximately 94% and 92% of our total revenue for the six months ended June 30, 2021 and 2020, respectively. Also, three customers represented an aggregate of approximately 99% of our total accounts receivable as of June 30, 2021 and two customers represented an aggregate of approximately 99% of our total accounts receivable as of December 31, 2020.

On February 26, 2021, we were notified by our largest customer that the participation status with this customer will be terminated effective June 26, 2021 and were advised to stop enrollment of new members. We began disenrollment of this customer’s members in April 2021 and we are working with the customer to finalize a transition plan for the remaining members. For the three and six months ended June 30, 2021, this customer accounted for approximately 25% and 36%, respectively, of our total revenue. We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our financial results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

As our company grows, we will need to hire additional employees in order to achieve our objectives. There is currently intense competition for skilled executives and employees with relevant expertise, and this competition is likely to continue. The inability to attract and retain sufficient personnel could adversely affect our business, operating results and financial condition.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payors. Following the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, there were renewed legislative efforts to significantly modify or repeal the Health Care Reform Law and certain executive policy changes designed to modify its impact, including the enactment of the Tax Cuts and Jobs Act in December 2017 which repealed the penalties under the Health Care Reform Law for uninsured persons. In light of the recent Supreme Court ruling in California et al. v. Texas et al. in June 2021 generally supporting the Health Care Reform Law, we cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in a wide variety of different industries, including malware, ransomware, and email phishing scams, particularly since the start of the COVID-19 pandemic. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Nonetheless, we cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. We might be required to expend significant capital and resources to protect against or address such incidents. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to provide treatment, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

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

The Note Agreement contains customary covenants, including, among others, covenants that restrict the our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to our maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA.

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
•acquire other businesses; and
•merge or consolidate.

The Note Agreement contains a fixed charge coverage ratio covenant, a leverage ratio covenant and minimum liquidity covenant as well as minimum levels of consolidated adjusted EBITDA. Events beyond our control could affect our ability to meet these and other covenants under the Note Agreement. We have in the past required waivers to or modifications of such covenant requirements which the lender has granted. There can be no assurance that we will not require additional such waivers or modifications or on what terms the lender will be willing to provide them, if at all. The Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Code. Our failure to comply with our covenants and other obligations under the Note Agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of the Notes. If the indebtedness represented by the Notes is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have serious consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and shareholders may lose all or a portion of their investment because of the priority of the claims of our creditors on our assets.

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

At June 30, 2021, our total liabilities equaled approximately $74.3 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We have established a segregated account that was funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be subject to a lien in favor of the collateral agent for the 2024 Notes and otherwise be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock offering.

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

More than 50% of our outstanding common stock is beneficially owned by our Executive Chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

9,677,415 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Executive Chairman, which represents beneficial ownership of approximately 50% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2021, approximately 9.3 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of June 30, 2021, we had outstanding options to purchase 3,258,353 shares of our common stock at exercise prices ranging from $7.50 to $86.57 per share and warrants to purchase 626,321 shares of our common stock at exercise prices ranging from $4.80 to $17.32 per share. Also, as of June 30, 2021, we had a total of 85,000 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of June 30, 2021, we had outstanding warrants to purchase an aggregate of 626,321 shares of common stock at exercise prices ranging from $4.80 to $17.32 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

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

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information
On August 3, 2021, Ontrak, Inc. (the “Company”) entered into a sixth amendment (the "Sixth Amendment") to the Company’s Note Purchase Agreement originally dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”) governing $45.0 million in aggregate principal amount of the Company’s outstanding senior secured notes (the “2024 Notes“). The Sixth Amendment included changes to redefine certain definitions and covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio and elimination of Minimum Revenue, in the Note Agreement primarily intended to increase the Company’s financial flexibility.

The Sixth Amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. The foregoing description of the terms of the Sixth Amendment is qualified in its entirety by reference to such exhibit.

Item 6.    Exhibits

Exhibit No.	Description
10.1*	Sixth Amendment to Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. dated August 3, 2021.
14.1*	Code of Ethics and Business Conduct, updated and approved by the Board of Directors in May 2021.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
*     Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 5, 2021	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial and Accounting Officer)