Form 10-Q
period 2021-09-30
Ontrak, Inc.
filed 2021-11-05
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 29, 2021, there were 19,164,842 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$75,303	$86,907
Restricted cash - current	8,954	9,127
Receivables, net	5,203	16,682
Unbilled receivables	5,260	4,426
Deferred costs - current	1,207	2,352
Prepaid expenses and other current assets	2,734	4,144
Total current assets	98,661	123,638
Long-term assets:
Property and equipment, net	5,474	2,273
Restricted cash - long-term	510	7,176
Goodwill	5,713	5,727
Intangible assets, net	2,651	3,561
Other assets	1,120	367
Operating lease right-of-use assets	1,692	1,959
Total assets	$115,821	$144,701
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,135	$1,287
Accrued compensation and benefits	3,623	4,723
Deferred revenue	5,321	20,954
Current portion of operating lease liabilities	546	434
Other accrued liabilities	5,270	9,012
Total current liabilities	15,895	36,410
Long-term liabilities:
Long-term debt, net	46,353	45,719
Long-term operating lease liabilities	1,082	1,403
Long-term finance lease liabilities	192	418
Total liabilities	63,522	83,950
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,155,481 and 17,543,218 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	423,414	414,773
Accumulated deficit	(371,117)	(354,024)
Total stockholders' equity	52,299	60,751
Total liabilities and stockholders' equity	$115,821	$144,701
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$18,594	$24,022	$73,801	$53,586
Cost of revenue	5,856	13,068	27,125	30,177
Gross profit	12,738	10,954	46,676	23,409

Operating expenses:
Research and development	4,563	3,697	13,531	8,015
Sales and marketing	2,269	1,165	7,839	3,102
General and administrative	11,374	9,100	35,305	25,391
Total operating expenses	18,206	13,962	56,675	36,508
Operating loss	(5,468)	(3,008)	(9,999)	(13,099)

Other expense, net	(361)	(847)	(1,004)	(1,226)
Interest expense, net	(2,054)	(1,818)	(6,090)	(5,156)
Net loss	$(7,883)	$(5,673)	$(17,093)	$(19,481)
Dividends on preferred stock - declared and undeclared	(2,239)	(464)	(6,716)	(464)
Net loss attributable to common stockholders	$(10,122)	$(6,137)	$(23,809)	$(19,945)

Net loss per common share, basic and diluted	$(0.54)	$(0.36)	$(1.31)	$(1.17)

Weighted-average common shares outstanding, basic and diluted	18,915	17,280	18,236	16,990
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033
Preferred dividends declared	—	—	—	—	(2,274)	—	(2,274)
Warrants exercised	—	—	463,567	—	—	—	—
Stock options exercised	—	—	16,083	—	183	—	183
401(k) employer match	—	—	17,991	—	330	—	330
Stock-based compensation expense	—	—	—	—	2,910	—	2,910
Net loss	—	—	—	—	—	(7,883)	(7,883)
Balance at September 30, 2021	3,770,265	$—	19,155,481	$2	$423,414	$(371,117)	$52,299

Balance at June 30, 2020	—	$—	17,055,609	$2	$315,076	$(345,122)	$(30,044)
Preferred stock issued, net	1,955,000	—	—	—	45,104	—	45,104
Warrants exercised	—	—	61,063	—	1,450	—	1,450
Stock options exercised	—	—	288,419	—	2,277	—	2,277
401(k) employer match	—	—	6,038	—	246	—	246
Stock-based compensation expense	—	—	—	—	1,751	—	1,751
Net loss	—	—	—	—	—	(5,673)	(5,673)
Balance at September 30, 2020	1,955,000	$—	17,411,129	$2	$365,904	$(350,795)	$15,111

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(6,712)	—	(6,712)
Warrants exercised	—	—	1,184,641	—	58	—	58
Stock options exercised	—	—	395,181	—	5,584	—	5,584
401(k) employer match	—	—	32,441	—	840	—	840
Stock-based compensation expense	—	—	—	—	8,871	—	8,871
Net loss	—	—	—	—	—	(17,093)	(17,093)
Balance at September 30, 2021	3,770,265	$—	19,155,481	$2	$423,414	$(371,117)	$52,299

Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Preferred stock issued, net	1,955,000	—	—	—	45,104	—	45,104
Warrants exercised	—	—	72,112	—	1,470	—	1,470
Stock options exercised	—	—	684,441	—	5,742	—	5,742
401(k) employer match	—	—	12,687	—	386	—	386
Stock-based compensation expense	—	—	25,724	—	5,799	—	5,799
Net loss	—	—	—	—	—	(19,481)	(19,481)
Balance at September 30, 2020	1,955,000	$—	17,411,129	$2	$365,904	$(350,795)	$15,111

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(17,093)	$(19,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,871	5,799
Paid-in-kind interest expense	—	3,500
Depreciation expense	658	178
Amortization expense	2,181	1,091
Gain on forgiveness of PPP loan	(171)	—
Change in fair value of warrants	—	1,217
Change in fair value of contingent consideration	1,305	—
401(k) employer match in common shares	860	405
Changes in operating assets and liabilities:
Receivables	11,478	(597)
Unbilled receivables	(834)	(2,238)
Prepaid expenses and other current assets	1,674	(2,260)
Accounts payable	(285)	55
Deferred revenue	(15,633)	4,641
Leases liabilities	(208)	(273)
Other accrued liabilities	(3,914)	1,879
Net cash used in operating activities	(11,111)	(6,084)

Cash flows from investing activities
Purchase of property and equipment	(3,865)	(1,131)
Net cash used in investing activities	(3,865)	(1,131)

Cash flows from financing activities
Proceeds from issuance of preferred stock	—	45,530
Preferred stock issuance costs	—	(426)
Dividends paid	(6,712)	—
Proceeds from 2024 Notes	—	10,000
Debt issuance costs	—	(128)
Proceeds from warrant exercise	58	133
Proceeds from options exercise	5,584	5,742
Finance lease obligations	(243)	(126)
Financed insurance premium payments	(2,154)	(131)
Net cash (used in) provided by financing activities	(3,467)	60,594
Net change in cash and restricted cash	(18,443)	53,379
Cash and restricted cash at beginning of period	103,210	14,018
Cash and restricted cash at end of period	$84,767	$67,397

Supplemental disclosure of cash flow information:
Interest paid	$5,483	$1,108
Non cash financing and investing activities:
Reclassification of warrant liability to equity upon exercise of warrant	$—	$1,337
Finance lease and accrued purchases of property and equipment	230	517
Stock options exercise in transit	—	—
Financed insurance premiums	—	318
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
As of September 30, 2021, cash and restricted cash was $84.8 million and working capital was $82.8 million. For the nine months ended September 30, 2021, average monthly cash burn rate was $1.2 million. The Company will continue to incur negative cash flows and operating losses for the next twelve months as it continues to reinvest into the development of its technology and growth of its operations. The Company expects its current cash resources to cover its operations through at least the next twelve months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management’s Plans

Historically, we have seen net losses, net loss from operations and negative cash flow from operating activities as we experienced rapid growth, while more recently our results have been negatively impacted by customer terminations. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to grow and execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies and maximizing return on investments for our customers.

We plan to continue to add new customers and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the next twelve months and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider financing these options with either a debt or equity financing.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$75,303	$86,907
Restricted cash - current:
Dividend payments on preferred stock	8,954	8,954
Cash held in escrow account (1)	—	173
Subtotal - Restricted cash - current	8,954	9,127
Restricted cash - long term:
Dividend payments on preferred stock	—	6,716
Letter of credit (2)	410	410
Cash required per note agreement (3)	100	50
Subtotal - Restricted cash - long term	510	7,176
Cash, cash equivalents and restricted cash	$84,767	$103,210
____________
(1) Related to cash held in escrow as part of the LifeDojo acquisition.
(2) LOC required as part of our headquarters office lease.
(3) Cash required to be maintained in our accounts per the 2024 Note agreement.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2021	2020	2021	2020
Customer A	50.8%	13.6%	46.5%	15.1%
Customer B	17.7	63.9	31.3	58.0
Customer C	12.3	7.8	10.3	8.4
Customer D	7.4	2.7	4.0	3.1
Customer E	6.2	9.6	4.3	11.9
Remaining customers	5.6	2.4	3.6	3.5
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	September 30, 2021	December 31, 2020
Customer C	35.5%	0.4%
Customer B	28.3	13.5
Customer D	9.2	—
Customer E	8.1	—
Customer A	0.6	85.9
Remaining customers	18.3	0.2
	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and nine months ended September 30, 2021 and 2020.

On February 26, 2021, the Company received a termination notice from Customer B and working with this customer have determined the participation of the program would not continue past December 31, 2021. As a result of this termination notice, the Company’s management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% of full time positions. We estimated an updated total of one-time costs of approximately $1.3 million of termination benefits to the impacted employees. During the three and nine months ended September 30, 2021, we incurred $0.05 million and $1.3 million, respectively, of severance and related benefit costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of September 30, 2021, we paid a total of $1.2 million of the total $1.3 million of termination benefits incurred through September 30, 2021 and we had $0.1 million of accrued termination related costs on our condensed consolidated balance sheet.

On August 18, 2021, the Company received a termination notice from Customer A of their intent not to continue the program past December 31, 2021.

In September 2021, the Company agreed to a contract modification with a current customer to credit certain fees in order to align with the customer's program spend, which was recorded as a cumulative adjustment, and was not considered to be significant for the three months ended September 30, 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
Software	$4,206	$2,441
Computers and equipment	902	893
ROU assets - finance lease	934	934
Leasehold improvements	17	17
Software development in progress	2,248	5
Subtotal	8,307	4,290
Less: Accumulated depreciation and amortization	2,833	2,017
Property and equipment, net	$5,474	$2,273

Total depreciation and amortization expense relating to property and equipment presented above was $0.4 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Capitalized Internal Use Software Costs

During the three and nine months ended September 30, 2021, we capitalized $1.4 million and $4.0 million, respectively, of costs relating to development of internal use software, and recorded $0.2 million and $0.5 million, respectively, of amortization expense relating to capitalized internal use software.

During the three and nine months ended September 30, 2020, we capitalized $0.4 million and $0.9 million, respectively, of costs relating to development of internal use software and recorded $0.1 million and $0.1 million, respectively, of amortization expense relating to capitalized internal use software.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2020	$5,727
Adjustment related to acquisition of LifeDojo	(14)
Balance at September 30, 2021	$5,713

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At September 30, 2021			At December 31, 2020
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(1,069)	$2,431	$3,500	$(194)	$3,306
Customer relationships	5	270	(50)	220	270	(15)	255
Total		$3,770	$(1,119)	$2,651	$3,770	$(209)	$3,561

Amortization expense for intangible assets presented above was $0.3 million and $0.9 million for the three and nine months ended September 30, 2021, respectively. There was no intangible assets amortization expense for the three and nine months ended September 30, 2020.

At September 30, 2021, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2021	$305
2022	1,221
2023	1,026
2024	54
2025	45
Total	$2,651

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
Basic and diluted net loss per common share (in thousands, except per share amounts) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(7,883)	$(5,673)	$(17,093)	$(19,481)
Dividends on preferred stock - declared and undeclared	(2,239)	(464)	(6,716)	(464)
Net loss attributable to common stockholders	$(10,122)	$(6,137)	$(23,809)	$(19,945)

Weighted-average shares of common stock outstanding	18,915	17,280	18,236	16,990
Net loss per common share - basic and diluted	$(0.54)	$(0.36)	$(1.31)	$(1.17)

The following common equivalent shares as of September 30, 2021 and 2020, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	September 30,
	2021	2020
Warrants to purchase common stock	49,803	1,465,927
Options to purchase common stock	3,486,750	3,524,625
Total	3,536,553	4,990,552
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

On February 5, 2021, May 5, 2021 and August 4, 2021, our Board of Directors declared the second, third and fourth quarterly dividends, respectively, on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021, May 15, 2021 and August 15, 2021, respectively. Each quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividend of $2.2 million each on February 28, 2021, May 30, 2021 and August 31, 2021. At September 30, 2021, we had undeclared dividends of $0.7 million.

Note 7. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 5,082,955 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of September 30, 2021, the Company had 3,628,250 stock options and RSUs outstanding and 97,961 shares reserved for future awards.
Stock-based compensation expense was $2.9 million and $1.8 million for the three months ended September 30, 2021 and 2020, respectively, and $8.9 million and $5.8 million for the nine months ended September 30, 2021 and 2020, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it has been included in stock-based compensation expense for the nine months ended September 30, 2020.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30, 2021
Volatility	79.0% - 82.0%
Risk-free interest rate	0.19% - 0.98%
Expected life (in years)	2.75 - 6.08
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the nine months ended September 30, 2021 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2020	3,616,314	$14.66
Granted	738,628	24.08
Exercised	(395,181)	14.13
Forfeited	(472,740)	14.27
Expired	(271)	48.00
Outstanding as of September 30, 2021	3,486,750	16.77

Options vested and exercisable as of September 30, 2021	1,115,549	$14.51

As of September 30, 2021, there was $21.5 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.84 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	30,000	$51.98
Granted	114,000	29.55
Forfeited	(2,500)	33.41
Non-vested at September 30, 2021	141,500	34.24

As of September 30, 2021, there was $4.3 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.96 years.
Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2020	1,465,927	$6.02
Granted	—	—
Exercised (1)	(1,402,866)	5.77
Expired	(13,258)	4.80
Outstanding as of September 30, 2021	49,803	13.51
Warrants exercisable as of September 30, 2021	49,803	13.51
____________

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Included in total number of warrants exercised are 218,225 shares that were net settled at the election of the warrant holders during the nine months ended September 30, 2021.

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

During the quarter ended March 31, 2020, the Company amended the option agreement of one of the Company's former executives to vest additional options previously forfeited and extend the period to exercise, resulting in $0.6 million of additional stock-based compensation expense, which was included in stock-based compensation expense for the nine months ended September 30, 2020.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$1,692	$1,959
Finance lease assets	"Property and equipment, net"	480	721
Total lease assets		$2,172	$2,680
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$546	$434
Finance lease liabilities	"Other accrued liabilities"	309	321
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	1,082	1,403
Finance lease liabilities	"Long-term finance lease liabilities"	192	418
Total lease liabilities		$2,129	$2,576

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2021	2020	2021	2020
Operating lease expense	$183	$166	$537	$497
Short-term lease rent expense	10	23	57	75
Variable lease expense	13	6	31	26
Total rent expense	$206	$195	$625	$598
Finance lease expense
Amortization of leased assets	$81	$63	$240	$144
Interest on lease liabilities	10	8	34	14
Total	$91	$71	$274	$158

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$478	$432
Financing cash flows from finance leases	243	126

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Information	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.7	3.8
Financing leases	1.7	2.4
Weighted-average discount rate
Operating leases	10.39%	10.15%
Finance leases	11.25%	10.88%
The following table sets forth maturities of our lease liabilities (in thousands):

	September 30, 2021
	Operating Leases	Financing Leases	Total
Remainder of 2021	$171	$91	$262
2022	696	302	998
2023	674	139	813
2024	332	—	332
Total lease payments	1,873	532	2,405
Less: imputed interest	(245)	(31)	(276)
Present value of lease liabilities	1,628	501	2,129
Less: current portion	(546)	(309)	(855)
Lease liabilities, non-current	$1,082	$192	$1,274

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”) (the "Amended Note Agreement"), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, pursuant to a Second Amendment to the Note Purchase Agreement (the "Second Amendment"), the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The Second Amendment included changes in certain definitions in the Note Agreement intended to permit the Company to issue the Series A Preferred Stock in an amount not to exceed $50 million and to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering. The Second Amendment also modified the Leverage Ratio covenant, Consolidated Adjusted EBITDA covenant, Minimum Consolidated Liquidity covenant and Minimum Revenue covenant providing increased financial flexibility to the Company. In September 2020, the Company and the Holders entered into a Third Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $100 million. In late September 2020, the Company and the Holders entered into a Fourth Amendment to the Note Purchase Agreement, which changed certain definitions and covenants in the Note Agreement primarily intended to reduce the Company’s information reporting obligations to the Holders under specified conditions. The Company was subsequently notified on March 3, 2021, that pursuant to Section C of the Fourth Amendment to the Note Purchase Agreement, the Collateral Agent rescinded all amendments under the Fourth Amendment and the Fourth Amendment immediately ceased to be effective and all provisions amended by the Fourth Amendment reverted to their respective formulations prior to the execution of the Fourth Amendment. In December 2020, the Company and the Holders entered into a Fifth Amendment to the Note Purchase Agreement, which increased the maximum amount allowed for issuances of the Series A Preferred Stock to $125 million. In August, 2021, the Company and the Holders entered into a Sixth Amendment to the Note Purchase Agreement (the "Sixth Amendment"), which included changes to redefine certain definitions and covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio and elimination of Minimum Revenue, in the Note Agreement primarily intended to increase the Company’s financial flexibility.

The 2024 Notes bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR index is expected to be discontinued by the end of calendar year 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At September 30, 2021, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 14.25%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $3.5 million in the form of payment in kind of the interest component during the nine months ended September 30, 2020.

The Amended Note Agreement contains customary covenants, including, among others, covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates if and when requested by Holders, maintain its property in good repair, maintain insurance and comply with applicable laws. The Amended Note Agreement also includes covenants with respect to the Company’s maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA. The Amended Note Agreement also contains customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Any prepayment of the 2024 Notes must be accompanied by a yield maintenance premium and on or prior to the third anniversary of the date of the Note Agreement must be accompanied by a prepayment premium. The Company was in compliance with all of its debt covenants as of September 30, 2021.

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

The assumptions used in the Black-Scholes option-pricing model at inception remain unchanged and were determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2021	December 31, 2020
Principal	$50,001	$50,001
Less: debt discount	(3,648)	(4,282)
Net carrying amount	$46,353	$45,719

The following table presents the interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,821	$1,631	$5,403	$4,595
Accretion of debt discount	224	183	635	556
Total interest expense	$2,045	$1,814	$6,038	$5,151

Other

In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments which began on September 1, 2020 and a down payment of $0.1 million at inception. In November 2020, the Company financed $3.0 million of insurance premiums at an annual effective rate of 4.95%, payable in ten equal monthly installments beginning on December 8, 2020 and a down payment of $0.8 million at inception. At September 30, 2021, there was no outstanding balance under these insurance financing agreements.

In May 2021, LifeDojo, Inc., the Company's wholly-owned subsidiary acquired in October 2020, received notification that its $0.2 million of PPP loan has been fully forgiven and as such, the full amount of $0.2 million has been recognized as a gain as a component of "Other expense, net" in our condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of September 30, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$1,790	$1,790
Total liabilities	$—	$—	$1,790	$1,790

	Balance as of December 31, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$485	$485
Total liabilities	$—	$—	$485	$485
___________________
(1)    $408,000 was included in "Restricted cash - long term" on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2021 and December 31, 2020 represent liabilities measured at market value on a recurring basis and include contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the contingent consideration liability is being marked-to-market each quarter-end until it is completely settled or expire. The fair value of contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2020	$485
Change in fair value	1,305
Balance as of September 30, 2021	$1,790

The $1.8 million of contingent consideration as of September 30, 2021 relates to a stock price guarantee provided as a part of our acquisition of LifeDojo, Inc. in October 2020. The stock price guarantee is based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date (measurement period). The contingent consideration amount, if any, is payable within five business days following the completion of the measurement period, at the Company's option, in cash or Company's common stock, or any combination thereof.
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
•information systems;
•recordkeeping;

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$623	$1,206
Accounts receivable	420	—
Unbilled receivables	83	272
Prepaid and other current assets	20	46
Total assets	$1,146	$1,524

Accounts payable	$9	$9
Accrued liabilities	12	234
Deferred revenue	41	76
Intercompany payable	1,396	1,695
Total liabilities	$1,458	$2,014

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
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. Laverne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed, and the hearing on the motion is set for November 12, 2021, at 1:30 p.m. PT. We believe that the allegations lack merit and intend to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On October 26, 2021, the parties filed a stipulation consolidating the two cases and agreeing to stay the cases pending the outcome of the defendants’ motion to dismiss in the Consolidated Class Action discussed above. The Court has not yet ruled on the parties’ stipulation. Although these claims purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

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
Recent Development
On August 18, 2021, we received a termination notice from Customer A of their intent not to continue the program past December 31, 2021. We believe the notification was for reasons specific to the customer’s corporate shift in strategic direction. We expect their members to graduate or disenroll before the end of 2021.

Reduction in Workforce
On February 26, 2021, we received a termination notice from Customer B and working with this customer have determined the participation of the program would not continue past December 31, 2021. As a result of this termination notice, our management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align our resources and manage our operating costs, resulting in reduction of 35% of full time positions. We estimated an updated total of one-time costs of approximately $1.3 million of termination benefits to the impacted employees. During the three and nine months ended September 30, 2021, we incurred $0.05 million and $1.3 million, respectively, of severance and related benefit costs recorded as part of "General and administrative" expenses on our condensed consolidated statement of operations. As of September 30, 2021, we paid a total of $1.2 million of the total $1.3 million of termination benefits incurred through September 30, 2021 and we had $0.1 million of accrued termination related costs on our condensed consolidated balance sheet.
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

	Three Months Ended September 30,
(In thousands, except outreach pool and percentages)	2021	2020	Change $	Change %
Revenue	$18,594	$24,022	$(5,428)	(23)%
Cash flow from operations	(14,265)	(2,534)	(11,731)	(463)

	Nine Months Ended September 30,
	2021	2020	Change $	Change %
Revenue	$73,801	$53,586	$20,215	38%
Cash flow from operations	(11,111)	(6,084)	(5,027)	(83)

	At September 30,
	2021	2020	Change	Change %
Effective Outreach Pool	14,165	143,664	(129,499)	(90)%

Our revenue for the three months ended September 30, 2021 was $18.6 million compared to $24.0 million for the same period in 2020, and $73.8 million for the nine months ended September 30, 2021 compared to $53.6 million for the nine months ended September 30, 2020. The decrease in our revenue in the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to the loss of our largest customer as previously announced and a decrease in total average enrolled members during the three months ended September 30, 2021 compared to the same period in 2020. The increase in our revenue in the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the increase in total average enrolled members as well as the increase in revenue on a per member basis.

Our cash flow from operations for the three months ended September 30, 2021 was $(14.3) million compared to $(2.5) million for the same period in 2020, and $(11.1) million for the nine months ended September 30, 2021 compared to $(6.1) million for the same period in 2020. The year over year decrease in our cash flow from operations during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 was primarily due to a decrease in our deferred revenue related to the second largest customer's notice of its intention to not continue the program past December 31,

2021 as discussed above, and our continued investment in the growth of our sales and marketing initiatives, research and development and general and administrative departments.

Our effective outreach pool at September 30, 2021 was 14,165 compared to 143,664 for the same period in 2020. The decrease was primarily due to the reduced outreach pool associated with the loss of one of our customers, as well as smaller decreases associated with the loss of a second customer and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$18,594	$24,022	$73,801	$53,586
Cost of revenue	5,856	13,068	27,125	30,177
Gross profit	12,738	10,954	46,676	23,409

Operating expenses:
Research and development	4,563	3,697	13,531	8,015
Sales and marketing	2,269	1,165	7,839	3,102
General and administrative	11,374	9,100	35,305	25,391
Total operating expenses	18,206	13,962	56,675	36,508
Operating loss	(5,468)	(3,008)	(9,999)	(13,099)

Other expense, net	(361)	(847)	(1,004)	(1,226)
Interest expense, net	(2,054)	(1,818)	(6,090)	(5,156)
Net loss	$(7,883)	$(5,673)	$(17,093)	$(19,481)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Commercial revenue	$7,093	$15,332	$(8,239)	(54)%	$28,902	$32,778	$(3,876)	(12)%
Percentage of commercial revenue to total revenue	38%	64%	(26)%		39%	61%	(22)%
Government revenue	$11,501	$8,690	$2,811	32%	$44,899	$20,808	$24,091	116%
Percentage of government revenue to total revenue	62%	36%	26%		61%	39%	22%
Total revenue	$18,594	$24,022	$(5,428)	(23)%	$73,801	$53,586	$20,215	38%

Total revenue decreased $5.4 million, or 23% in the three months ended September 30, 2021 compared to the same period of 2020, and increased by $20.2 million, or 38% in the nine months ended September 30, 2021 compared to the same period of 2020. The decrease in revenue during the three months ended September 30,2021 compared to the same period in 2020 was primarily attributable to the loss of our largest customer as previously announced and a decrease in total average enrolled members. The increase in revenue during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily attributable to revenue relating to the increase in total average enrolled members as well as the increase in revenue on a per member basis.

The mix of our revenues from government customers increased to 62% and 61% in the three and nine months ended September 30, 2021, respectively, compared to 36% and 39% in the three and nine months ended September 30, 2020, respectively. This increase in mix of revenues from government customers was mainly due to our expansion of health plan customers with Medicare and Medicaid members.

We currently expect revenues in the fourth quarter of 2021 to decline year over year from the comparable period in the prior year, primarily as a result of the lost customers discussed above and budgetary constraints limiting our enrollment and pricing with certain other customers to the fullest extent.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Cost of revenue	$5,856	$13,068	$(7,212)	(55)%	$27,125	$30,177	$(3,052)	(10)%
Gross profit	12,738	10,954	1,784	16%	46,676	23,409	23,267	99%
Gross profit margin	69%	46%	23%		63%	44%	19%

Cost of revenue decreased $7.2 million, or 55% in the three months ended September 30, 2021 compared to the same period of 2020. The decrease in cost of revenue during the three months ended September 30, 2021 was primarily due to headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization. Gross profit and gross profit margin increased by $1.8 million and 23%, respectively, in the three months ended September 30, 2021 compared to the same period of 2020. The increase in both gross profit and gross profit margin in the three months ended September 30, 2021 was primarily due to the increase in our revenue on a per member enrolled basis, as well as headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

Cost of revenue decreased $3.1 million, or 10% in the nine months ended September 30, 2021 compared to the same period of 2020. The decrease in cost of revenue during the nine months ended September 30, 2021 was primarily due to a decrease in member outreach related costs, partially offset by an increase in compensation costs relating to member outreach team members. Gross profit and gross profit margin increased by $23.3 million and 19%, respectively, in the nine months ended September 30, 2021 compared to the same period of 2020. The increase in both gross profit and gross profit margin in the nine months ended September 30, 2021 was primarily due to the increase in our revenue on a per member enrolled basis discussed above, as well as headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

For the remainder of 2021, we expect cost of revenue to decline year over year.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	Change	Change %	2021	2020	Change	Change %
Operating expenses:
Research and development	$4,563	$3,697	$866	23%	$13,531	$8,015	$5,516	69%
Sales and marketing	2,269	1,165	1,104	95	7,839	3,102	4,737	153
General and administrative	11,374	9,100	2,274	25	35,305	25,391	9,914	39
Total operating expenses	$18,206	$13,962	$4,244	30	$56,675	$36,508	$20,167	55

Operating loss	$(5,468)	$(3,008)	$(2,460)	82%	$(9,999)	$(13,099)	$3,100	(24)%
Operating loss margin	(29)%	(13)%	(16)%		(14)%	(24)%	10%

Total operating expense increased by $4.2 million, or 30%, in the three months ended September 30, 2021 compared to the same period in 2020. The increase in operating expenses was primarily due to the following:

•$0.9 million increase in our research and development costs, which was primarily related to an increase of $0.4 million in employee-related costs, $0.3 million of amortization expense relating to acquired software technology and $0.2 million increase in software costs as we invest in continued enhancement of our technology and related tools to support the growth of our business.
•$1.1 million increase in our sales and marketing costs, which was primarily related to an increase of $0.6 million of professional service and promotional costs related to marketing initiatives and $0.5 million increase in employee-related costs.

•$2.3 million increase in our general and administrative costs, which was primarily related to $1.4 million increase in employee-related costs and a $0.8 million increase in insurance costs.
Total operating expense increased by $20.2 million, or 55%, in the nine months ended September 30, 2021 compared to the same period in 2020. The increase in operating expenses was primarily due to the following:

•$5.5 million increase in our research and development costs, which was primarily related to an increase of $3.0 million in employee-related costs, $1.6 million increase in professional consulting and software costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business and $0.9 million of amortization expense primarily relating to acquired software technology.
•$4.7 million increase in our sales and marketing costs, which was primarily related to an increase of $2.7 million of professional service and promotional costs related to marketing initiatives, $1.5 million increase in employee-related costs and $0.4 million increase in professional consulting fees.
•$9.9 million increase in our general and administrative costs, which was primarily related to $5.0 million increase in employee-related costs, $2.4 million increase in insurance costs, $1.4 million of severance costs related to the workforce reduction, and $1.3 million increase in legal expenses, partially offset by $0.9 million decrease in professional consulting fees.
We expect our operating expenses to increase for the foreseeable future as we continue to make investments in the growth of our business, but we expect our operating expenses to decrease as a percentage of revenue over time. Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Other expense, net	$(361)	$(847)	$486	57%	$(1,004)	$(1,226)	$222	18%
The decrease in other expense, net for the three months ended September 30, 2021 was primarily due to $0.5 million loss on the change in fair value of the contingent liability relating to an acquisition compared to $0.8 million loss related to a change in the fair value of a warrant liability in the three months ended September 30, 2020.
The decrease in other expense, net for the nine months ended September 30, 2021 was primarily due to $1.3 million loss on the change in fair value of the contingent liability relating to an acquisition, partially offset by $0.2 million gain on the forgiveness of the LifeDojo PPP loan, compared to $1.2 million loss related to a change in the fair value of a warrant liability in the nine months ended September 30, 2020.
Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2021	2020	Change $	Change %	2021	2020	Change $	Change %
Interest expense, net	$(2,054)	$(1,818)	$(236)	(13)%	$(6,090)	$(5,156)	$(934)	(18)%
The increase in interest expense for the three and nine months ended September 30, 2021 was primarily due to the higher average total outstanding loan balance during the three and nine months ended September 30, 2021 compared to the same periods of 2020.

LIQUIDITY AND CAPITAL RESOURCES
Cash and restricted cash was $84.8 million as of September 30, 2021. We had working capital of $82.8 million as of September 30, 2021. We have incurred significant net losses and negative operating cash flows since our inception. We expect our current cash resources to cover expenses through at least the next twelve months. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.
Our ability to fund our ongoing operations is dependent on increasing the number of members that enroll in the Ontrak program. We provide services to commercial (employer funded), managed Medicare Advantage, and managed Medicaid and duel eligible (Medicare and Medicaid) populations.
Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying consolidated financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies and maximizing return on investments for our customers.
We plan to continue to add new customers and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the near future. We believe we will have enough capital to cover expenses through the next twelve months and we will continue to monitor liquidity. If we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider financing these options with either a debt or equity financing.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(11,111)	$(6,084)
Net cash used in investing activities	(3,865)	(1,131)
Net cash (used in) provided by financing activities	(3,467)	60,594
Net (decrease) increase in cash and restricted cash	$(18,443)	$53,379

Net cash used in operating activities during the nine months ended September 30, 2021 was $11.1 million compared with $6.1 million during the same period in 2020. The $5.0 million increase in net cash used in operating activities during the nine months ended September 30, 2021 was primarily related to the increase in revenue resulting from the recognition of deferred revenue as service performance obligation is completed and higher cash interest payments during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. These increases were partially offset by an increase in members with case rate billing terms, where we bill and collect the fees from the enrolled members up front upon enrollment.
Net cash used in investing activities was $3.9 million for the nine months ended September 30, 2021 and $1.1 million in the same period of 2020. The $3.9 million of net cash used in investing activities for the nine months ended September 30, 2021 was primarily related to capitalized software development costs. The $1.1 million of net cash used in investing activities for the nine months ended September 30, 2020 was primarily related to capitalized software development costs as well as purchases of computer equipment. We anticipate that software development costs and capital expenditures will increase in the future as we continue our investment in our IT infrastructure as well as replace our computer systems that are reaching the end of their useful lives, increase equipment to support our increased number of enrolled members, and enhance the reliability and security of our systems. These future capital expenditure requirements will also depend upon many factors, including obsolescence or failure of our systems, progress with expanding the adoption of our solutions, number of member facing employees needed based on the growth of our enrolled members our marketing efforts, the necessity of, and time and costs involved in obtaining, regulatory approvals, competing technological and market developments, and our ability to establish collaborative arrangements, effective commercialization, marketing activities and other arrangements.

Our net cash used in financing activities was $3.5 million for the nine months ended September 30, 2021 compared with net cash provided by financing activities of $60.6 million for the nine months ended September 30, 2020. The $3.5 million of net cash used in financing activities for the nine months ended September 30, 2021 was primarily related to $6.7 million of dividend payments made on our Series A Preferred Stock and $2.2 million of payments made on our financed insurance premiums, partially offset by $5.6 million of proceeds received from stock option exercises. The $60.6 million of net cash provided by financing activities for the nine months ended September 30, 2020 was primarily related to $45.1 million of net proceeds from the issuance of Series A Preferred Stock, $10.0 million from the issuance of the remaining 2024 Notes and $5.7 million of proceeds received from stock option exercises.

As a result of the above, our cash and cash equivalents, including restricted cash of $9.5 million, was $84.8 million as of September 30, 2021.

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

On February 5, 2021, May 5, 2021 and August 4, 2021, our Board of Directors declared the second, third and fourth quarterly dividends, respectively, on the Company's Series A Preferred Stock for shareholders of record as of the close of business on February 15, 2021, May 15, 2021 and August 15, 2021, respectively. Each quarterly cash dividend equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. As such, we paid cash dividend of $2.2 million each on February 28, 202, May 30, 2021 and August 31, 2021. At September 30, 2021, we had undeclared dividends of $0.7 million.

CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

There were no material changes in our contractual obligations and commitments outside of the ordinary course of business during the nine months ended September 30, 2021 from the contractual obligations and commitments reported in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. Laverne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private

Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed, and the hearing on the motion is set for November 12, 2021, at 1:30 p.m. PT. We believe that the allegations lack merit and intend to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On October 26, 2021, the parties filed a stipulation consolidating the two cases and agreeing to stay the cases pending the outcome of the defendants’ motion to dismiss in the Consolidated Class Action discussed above. The Court has not yet ruled on the parties’ stipulation. Although these claims purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe this action is without merit and intends to support them as they pursue all legal avenues to defend themselves fully.

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

●	Our business currently depends upon a few large customers; the loss of any one of such customers would have a material adverse effect on us.
●
The agreement with our lenders regarding our outstanding senior secured indebtedness contains significant restrictions on our business and operations and requires ongoing compliance with detailed financial covenants. Any failure to comply with the terms of such indebtedness would have a material adverse effect on our business and our securities.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●
Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is subject to restrictions on transfer contained in our charter and has limited voting rights.

●
Our Executive Chairman controls approximately 48% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

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

We have been unprofitable since our inception in 2003 and expect to incur substantial additional operating losses and negative cash flow from operations for at least the next twelve months. At September 30, 2021, cash and restricted cash was $84.8 million and accumulated deficit was $371.1 million. We expect our current cash resources to cover expenses through at least the next 12 months from the filing date of this Quarterly Report on Form 10-Q. However, delays in cash collections, revenue, or unforeseen expenditures could impact this estimate.

Historically, we have seen and continue to see net losses, net loss from operations, negative cash flow from operating activities, and historical working capital deficits as we continue through a period of rapid growth. The accompanying financial statements do not reflect any adjustments that might result if we were unable to continue as a going concern. As we continue to execute on our strategy, we have entered into contracts for additional revenue-generating health plan customers and expanded our Ontrak program within existing health plan customers, as well as completed equity and debt financings totaling approximately $87 million and $10 million, respectively, in 2020. To support increased demand for services, we have historically invested and will continue to invest in additional headcount, as needed, and invest in enhancements to technology needed to support the anticipated growth. Additional management plans include adding new customers, increasing the effective outreach pool as well as improving our current enrollment rate. We will continue to explore ways to increase operational efficiencies and maximizing return on investments for our customers.

We plan to continue to add new customers and believe we are able to fully scale our operations to service the contracts and future enrollment providing leverage in these investments that will generate positive cash flow in the future. We currently believe we will have enough capital to cover our expected expenses through the foreseeable future and we will continue to monitor liquidity, however, if we are unable to make sufficient new sales or expand existing customer contracts, we may not continue to have sufficient capital to continue to scale our operations, service our contracts and future enrollments or cover our operating expenses. Additionally, if we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider seeking financing for these options with either a debt or equity financing for which there can be no assurance that any such financing will be available on acceptable terms or at all.

We may need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We may require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating the business, failure of our products to receive sufficient market acceptance and a highly competitive, rapidly evolving marketplace. Moreover, our continued implementation of our programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize the intended benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of our growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

We may periodically consummate opportunistic acquisitions of other companies, and we may not realize expected benefits or such acquisitions or we may have difficulties integrating acquired companies into our operations in a cost-effective manner, if at all.

We may periodically consummate opportunistic acquisitions of businesses, assets, personnel or technologies that allow us to complement our existing operations, expand our market coverage, enter new geographic markets, or add new business capabilities. We continually evaluate and explore strategic opportunities as they arise, including business combination transactions, strategic partnerships, and the purchase or sale of assets. In October 2020, we completed a strategic acquisition and have integrated this acquisition into our operations. No assurance can be given that the benefits or synergies we may expect from an acquisition will be realized to the extent or in the time frame we anticipate. We may lose key employees, customers, vendors and other business partners of a company we acquire after announcement of acquisition plans. In addition, an acquisition may involve a number of risks and difficulties, including expansion into new geographic markets and business areas in which our management has limited prior experience, the diversion of management’s attention to the operations and personnel of the acquired company, the integration of the acquired company’s personnel, operations and technology systems and applications, changing relationships with customers, vendors or strategic partners, differing regulatory requirements including in new geographic markets and new business areas, and potential short-term adverse effects on our operating results. These challenges can be magnified as the size of the acquisition increases. Any delays or unexpected costs incurred in connection with the integration of an acquired company or otherwise related to an acquisition could have a material adverse effect on our business, financial condition and results of operations.

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

Our belief in the efficacy of our Ontrak solution is based on a limited experience with a relatively small number of members. Such results may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our solutions are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient, our programs do not have a high enough return on investment, they prefer other competitive or strategic solutions or do not believe our programs deliver other desired benefits such as clinical outcomes. Our success is dependent on our ability to enroll third-party payor members in our Ontrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

The healthcare business in general, and the behavioral health treatment business in particular, are highly competitive and rapidly evolving. While we believe our products and services are in many aspects unique, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including Managed Behavioral Healthcare Organizations (MBHOs), other specialty healthcare and managed care companies, and healthcare technology companies that are offering treatment and support of behavioral health on-line and on mobile devices. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. We believe that our ability to offer customers a comprehensive and integrated behavioral health solution, including the utilization of our analytical models and innovative member engagement methodologies, will enable us to compete effectively. However, there can be no assurance that we will not encounter more effective or more strategically desirable competition in the future, that we will have financial resources to continue to improve our offerings or that we will be successful improving them, which would limit our ability to maintain or increase our business.

Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating behavioral health conditions. Accordingly, we may be adversely affected by any new processes and products developed by our competitors.

A substantial percentage of our revenues are attributable to five large customers, any or all of which may terminate our services at any time.

Five customers accounted for an aggregate of approximately 94% and 98% of our total revenue for the three months ended September 30, 2021 and 2020, respectively, and four customers accounted for an aggregate of approximately 96% and 97% of our total revenue for the nine months ended September 30, 2021 and 2020, respectively. Also, five customers represented an aggregate of approximately 89% of our total accounts receivable as of September 30, 2021 and two customers represented an aggregate of approximately 99% of our total accounts receivable as of December 31, 2020.

On February 26, 2021, the Company received a termination notice from Customer B and working with this customer have determined the participation of the program would not continue past December 31, 2021. For the three and nine months ended September 30, 2021, Customer B accounted for approximately 18% and 31%, respectively, of our total revenue. On August 18, 2021, we received a termination notice from Customer A of their intent not to continue the program past December 31, 2021. For the three and nine months ended September 30, 2021, Customer A accounted for approximately 51% and 47%, respectively, of our total revenue. We expect their members to graduate or disenroll before the end of 2021.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, as we have recently experienced during fiscal year 2021 as described above, and which have adversely affected our business and financial condition and results. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

If we are unable to generate, borrow or raise sufficient cash to make payments on our indebtedness, our financial condition would be materially harmed, our business could fail, and shareholders may lose all of their investment.

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

At September 30, 2021, our total liabilities equaled $63.5 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

Approximately 48% of our outstanding common stock is beneficially owned by our Executive Chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

9,114,155 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), whose sole managing member is our Executive Chairman, which represents beneficial ownership of approximately 48% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of September 30, 2021, approximately 9.1 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of September 30, 2021, we had outstanding options to purchase 3,486,750 shares of our common stock at exercise prices ranging from $7.50 to $86.57 per share and warrants to purchase 49,803 shares of our common stock at exercise prices ranging from $4.80 to $17.32 per share. Also, as of September 30, 2021, we had a total of 141,500 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The exercise of some or all of our outstanding warrants could significantly dilute the ownership interests of our existing stockholders. As of September 30, 2021, we had outstanding warrants to purchase an aggregate of 49,803 shares of common stock at exercise prices ranging from $4.80 to $17.32 per share. To the extent warrants are exercised, additional shares of common stock will be issued, and such issuance may dilute existing stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our shares.

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
None

Item 6.    Exhibits

Exhibit No.	Description
10.1#
Employment agreement by and between Ontrak, Inc. and Mary Louise Osborne, dated August 10, 2021 (incorporated by reference to Exhibit 10.1 to Ontrak, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2021).

10.2#
Employment agreement by and between Ontrak, Inc. and Arik Hill, dated August 11, 2021 (incorporated by reference to Exhibit 10.1 to Ontrak, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2021).

10.3#
Employment agreement by and between Ontrak, Inc. and Dr. Robert Accordino, dated September 8, 2021 (incorporated by reference to Exhibit 10.1 to Ontrak, Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 9, 2021).

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

ONTRAK, INC.

Date: November 5, 2021	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2021	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial Officer)

Date: November 5, 2021	By:	/s/ JAMES J. PARK
James J. Park Chief Accounting Officer (Principal Accounting Officer)