Form 10-K
period 2021-12-31
Ontrak, Inc.
filed 2022-04-15
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

2200 Paseo Verde Parkway, Suite 280
Henderson, NV 89052
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
As of June 30, 2021, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $304,690,773 based on the $32.48 closing sales price of the common stock on The NASDAQ Global Market on that date.

As of April 8, 2022, there were 20,831,320 shares of the registrant’s common stock outstanding.

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

ITEM 1.    BUSINESS
Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was incorporated in the State of Delaware on September 29, 2003. Ontrak was founded with a passion for engaging with and helping improve the health and save the lives of anyone impacted by behavioral health conditions. We are an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform provides claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaches who address the social and environmental determinants of health, including loneliness. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members.

Our Market
The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. Individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of the total healthcare costs. A recent analysis in Milliman's research report titled "How do individuals with behavioral health conditions contribute to physical and total healthcare spending?" dated August 13, 2020 (the "Milliman research report") found that for the high-cost behavioral health population, who typically have multiple chronic medical comorbidities, insignificant amounts are spent on needed behavioral healthcare. This unaddressed situation not only negatively impacts the lives of these members, but also significantly contributes to avoidable spending. As unmanaged chronic conditions worsen over time, avoidable emergency department and inpatient costs are incurred. As such, engaging this population not only offers health plans a much greater cost savings opportunity compared to lower acuity populations, but also the opportunity to improve the lives and outcomes of their most vulnerable members.
A smaller, high-cost subset of these patients with behavioral health conditions drives the majority of the claims costs for the overall substance dependent population. According to the Milliman research report, the behavioral subgroup patients constituted 5.7% of the total commercial population of insured lives but accounted for 44% of total commercial healthcare costs.

Furthermore, adults with anxiety, addiction and/or depressive disorders increased by 300% since the beginning of the COVID-19 pandemic.
The National Institute of Mental Health reports that nearly one in five adults in the United States of America are impacted by behavioral health issues, such as substance abuse, anxiety disorders or depression. Mental Health America, a large community-based nonprofit dedicated to addressing and promoting mental health, reports that approximately 24% of adults with behavioral health disorders were not able to receive the treatment they needed and that this number has not declined since 2011. Approximately 90% of Ontrak eligible members had untreated or under-treated behavioral health disorders. When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage in our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant as most patients with behavioral health conditions do not receive the appropriate treatment they need for other existing medical conditions.
Our Solution
Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen other medical comorbidities. We do this by identifying, engaging and treating these members through our technology enabled program that focuses on the intersection between behavioral health, physical health and social health. Our advanced AI-supported intervention platform will provide enhanced identification, engagement, digital indicators and treatment processes to improve the overall program efficacy and visibility, which provides greater flexibility to tailor treatment for a more personalized and effective behavior treatment to address the needs of our members throughout their care journey.
The Company’s identification process includes the ability to customize outreach based on prediction of case complexity, readiness to engage, highest cost to health plans, inappropriate use of hospitalization and gaps in care. The engagement process will enable Ontrak to predict probability of contact based on the member’s preferences, optimal matching of members and coaches, and optimal matching of members and providers. Additionally, digital care indicators will highlight to care coaches when a member is at risk and new mobile experiences will trigger a signal for encouragement when a member is likely to disengage. Treatment will be enhanced by natural language processing of care coach notes and provider visit transcripts, so that these can be rapidly shared between care coaches and providers for valuable engagement signals and real time action throughout the member’s journey. Ontrak’s activation process is enhanced through 6- and 12-month behavioral health check-ins after graduation to feed the algorithms, inform training, and continuously improve program efficacy. By using end to end AI services across every member’s behavioral health journey, Ontrak can provide payers and providers with better coordinated and easier to measure care.
We believe that in addition to virtual care, a human touch is necessary to keep members engaged in line with their goals. A successful program must take a whole-person approach, individualized to each member, and help members overcome barriers to care and empower them to create durable behavior change. Our unique approach to engage complex, unmanaged populations identifies these members and addresses the various barriers to care that may be impacting them through our proven four-step approach.
Identify
We specifically focus on members with anxiety, depression and/or substance use disorder(s) by using AI and predictive modeling, applying claims-based analytics to identify health plan members with medical costs that may be impacted through behavioral health treatment with the Ontrak program. We uncover deep, predictive attributes, leveraging advanced data analytics using variety of different features relating to co-occurring medical conditions to identify individuals with unaddressed behavioral health conditions, even absent a diagnosis, that cause or exacerbate chronic medical disease. These members may or may not be diagnosed with a behavioral condition.
With the combination of our AI driven identification of potential members and person-centered outreach methodology, on average, we have successfully enrolled 25% of eligible and identified members into the Ontrak program.
Engage
With behavioral health concerns on the rise, and with social detriments and access barriers continuing to impact how and when these individuals seek care, it has never been more important to engage members who need help. Health plans struggle to effectively engage high-cost members with unaddressed behavioral health issues and chronic disease. Ontrak conducts smarter, more effective outreach on behalf of the health plans through its proven approach to engaging costly, complex populations with unaddressed behavioral conditions and chronic disease.
Our engagement process is rooted in understanding the whole person and their individual barriers to healthcare access. Ontrak conducts multichannel outreach under its model of coaching to engage and enroll the members that are identified in its initial identification phase as described above. We use motivational interviewing, which is an evidence-based approach to behavioral change to identify participants' values, goals, needs, abilities and barriers. By understanding members on a more personal level, our team of trained, dedicated member engagement specialists and care coaches work together to remove barriers and drive program engagement, resulting in better retention that leads to better healthcare outcomes for members and reducing avoidable costs for health plans. Ontrak's enrollment specialists and care coaches build trust using a whole-person approach that aligns with each member's individualized concerns and challenges, including understanding their total health needs and identifying and removing barriers to care. Ontrak's model drives exceptionally high member engagement with the program, even among those who have failed in other behavior change programs.
Treat
Hard-to-engage populations need a high-touch solution. Our Ontrak solution provides personalized, thoughtful plans of care by combining care coaching, innovative psychosocial and medical treatment delivered through a proprietary provider network. The solution is designed to help payors treat and manage populations struggling with substance use disorder, depression and anxiety to improve their health and thereby decrease their overall health care costs.
Enrolled members receive care coaching and the opportunity to participate in telehealth or face-to-face evidence-based psychosocial and pharmacological treatment from our proprietary network of third-party providers. Ontrak care coaches guide members to relevant clinical pathways and providers, and stay connected to each member throughout the 12-month Ontrak program to ensure that social determinants of health are assessed and addressed with the same level of attention as behavioral health risks. Our dedicated care coaches focus on member skill building and personal health goals, while coordinating care with a tightly integrated network of therapists, psychiatrists and addiction specialists who provide behavioral health treatment to address underlying behavioral conditions.
Activate
Upon graduation from our Ontrak program, members have overcome barriers to care, realized durable behavior changes, and are actively managing their health by staying engaged with their primary care physician, behavioral provider(s) and health plan.
For graduated members, Ontrak's differentiated, high-touch approach to engagement results in lasting improvements in clinical outcomes, while driving significant, durable cost savings for health plans by reducing avoidable emergency department and inpatient utilization.
We believe the benefits of Ontrak include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program.

Market for Employer Mental Health and Wellbeing Support Services

Under our LifeDojo solution, our science-backed behavior change platform, we provide mental health and wellbeing support to members of employer customers. The LifeDojo approach to member-centric behavior change delivers lasting health improvement outcomes, high enrollment and better engagement than traditional programs, making transformative life changes possible for members.

Our Marketing Strategy
We are currently marketing our Ontrak solution to payors on a case rate, monthly fee, or fee for service basis, which involves educating them on the disproportionately high cost of their population with unaddressed behavioral health conditions that exacerbate medical comorbidities and demonstrating the potential for Ontrak to reduce these costs.

How Whole-Person Care Delivers Meaningful Outcomes That Last

In mid-2021, we presented a landmark behavioral study of the real-world impact of the Ontrak program, called the "Treatment Effect of the Ontrak Program" at the American Health Insurance Plans event. The treatment effect study reviewed healthcare utilization and costs over a 36-month period and compared the outcomes for Ontrak graduates to a propensity-matched group of individuals who were eligible to enroll but did not. The treatment effect study demonstrated our program's ability to effectively help health plans engage hard-to-reach populations and reduce costs by reducing avoidable inpatient utilization and increasing use of productive, preventive care. Health plans saw the following results for each Ontrak graduate in the study:

•$486 per member per month savings, durable 24 months post-enrollment
•64% reduction in avoidable inpatient utilization
•50% increase in preventive care services

The Treatment Effect Study demonstrates that Ontrak's behavioral health interventions work over the long-term, resulting in better outcomes for members and significant cost-savings for payors, and should be integrated as a critical component of healthcare plans.

We have validated, durable medical claims savings and ROI outcomes across all lines of business, including Medicare, Medicaid and commercial health plan members. In addition to medical claims savings, our members, once enrolled, increase preventive and managed care utilization, closing gaps in care, thereby becoming more self-sustaining individuals.
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
Acquisition
On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California. LifeDojo provides online behavior change and wellness programs, using a combination of coaching and mobile apps to help members form health habits and change health behaviors. This acquisition expands the total addressable market by enabling the creation of lower cost digital interventions across behavioral health and chronic disease populations. LifeDojo's member-facing app also enhances our market leading behavioral engagement capabilities.
Customer Notifications

On August 18, 2021, we received a termination notice from a large customer of their intent not to continue the program past December 31, 2021. We believe the notification was for reasons specific to the customer’s corporate shift in strategic direction. On February 26, 2021, we were notified by our then largest customer that the participation status with this customer would be terminated. Each of these customers' members have completed their participation in our program as of December 31, 2021. As a result of each of these customer termination notices, we implemented a reduction in workforce and a restructuring plan as part of management's cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives.

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
As of December 31, 2021, we had a total of 252 employees, which included 231 full-time, 20 part-time and one temporary employees, and represented a 65% year-over-year decrease in our total employee headcount, reflecting the reduction in workforce discussed above. A majority of our employee base is comprised of care coaches, member engagement specialists and other staff directly involved in member care, as well as research and development, engineering and administrative team members. We expect our headcount to continue to fluctuate for the foreseeable future as we continue to make strategic investments to support the growth of our business.
In addition, as of December 31, 2021, we had a total of approximately 50 independent contractors who provide us various consulting services, including recruiting, health network providers, marketing and other professional services, that are important to the operation of our business.
Available Information
We were incorporated in the State of Delaware on September 29, 2003. Our principal executive offices are located at 2200 Paseo Verde Parkway, Suite 280, Henderson, Nevada 89052 and our telephone number is (310) 444-4300.
Our corporate website address is www.ontrakhealth.com, the contents of which are not incorporated herein. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). The SEC maintains an internet site that contains our public filings with the SEC and other information regarding our company, at www.sec.gov. The contents of these websites are not incorporated into this Annual Report on Form 10-K. Further, our references to the URLs for these websites are intended to be inactive textual reference only.

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

●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●
Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.

●	Our business currently depends upon a few large customers; we have recently lost two of such customers and any further loss would have a material adverse effect on us.
●
The agreement with our lenders regarding our outstanding senior secured indebtedness contains significant restrictions on our business and operations and requires ongoing compliance with detailed financial covenants. Any failure to comply with the terms of such indebtedness would have a material adverse effect on our business and our securities.

●	The $25.0 million available to us under the master note purchase agreement we entered into in April 2022 may not be available to us if we do not satisfy the conditions to borrow funds thereunder.
●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
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

●
Our Executive Chairman controls approximately 44% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At December 31, 2021, our cash and restricted cash was $65.9 million and we had a working capital of approximately $70.0 million. We had an average monthly cash burn rate of approximately $2.2 million for the year ended December 31, 2021 and could continue to incur negative cash flows and operating losses for the next twelve months. As of April 8, 2022, there was approximately $19.2 million of principal outstanding under secured promissory notes we issued pursuant to the note purchase agreement dated September 24, 2019, by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., and Goldman Sachs Specialty Lending Group, L.P., as collateral agent (as the same has been amended from time to time, the “Goldman debt agreement”). The Goldman debt agreement contains various financial covenants, and any non-compliance with such covenants could result in an acceleration of repayment of the outstanding loan balance.

We will continue to monitor liquidity, however, if we are unable to make sufficient new sales or expand existing customer contracts, we may not continue to have sufficient capital to continue to scale our operations, service our contracts and future enrollments or cover our operating expenses. Additionally, if we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider financing these options with either a debt or equity financing for which there can be no assurance that any such financing will be available on acceptable terms or at all.

We may need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for borrowing funds under the Keep Well Agreement or find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We may require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations.

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note, a “Keep Well Note”) to Acuitas or an entity affiliated with it. In addition to customary conditions precedent, Acuitas' obligation to loan funds to us and to purchase a Keep Well Note is subject to the condition that (x) we used best efforts to obtain sufficient financing from a third party for us to pay our obligations, (y) we were unable despite our best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of our independent directors, such determination to be made as if the financing available to us under Keep Well Agreement was not available; and (z) (1) absent obtaining the funds requested, we will not have sufficient unrestricted cash to pay all our obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount. As of the date hereof, we have borrowed no funds under the Keep Well Agreement. There are no assurances that we will satisfy the conditions precedent for borrowing funds under the Keep Well Agreement, and if we do not, we will not be able to borrow funds under the Keep Well Agreement.

If we do borrow funds under the Keep Well Agreement, we will be subject to certain negative and affirmative covenants and will be subject to other restrictions on our business operations. For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Item 9B. Other Information, below.

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

Our belief in the efficacy of our Ontrak solution is based on a limited experience with a relatively small number of members in comparison to the total addressable members. Such results may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our solutions are effective they may discontinue them because they determine that the aggregate cost savings are not sufficient, our programs do not have a high enough return on investment, they prefer other competitive or strategic solutions or do not believe our programs deliver other desired benefits such as clinical outcomes. Our success is dependent on our ability to enroll third-party payor members in our Ontrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time.

Four customers accounted for an aggregate of approximately 91% and 94% of our total revenue for the year ended December 31, 2021 and 2020, respectively. Also, one customer represented an aggregate of approximately 94% of our total accounts receivable as of December 31, 2021 and two customers represented an aggregate of approximately 99% of our total accounts receivable as of December 31, 2020.

On February 26, 2021, we received a termination notice from our then largest customer and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. For the years ended December 31, 2021 and 2020, this customer accounted for approximately 29% and 58%, respectively, of our total revenue. On August 18, 2021, we received a termination notice from another large customer of their intent not to continue the program past December 31, 2021. For the years ended December 31, 2021 and 2020, this customer accounted for approximately 44% and 18%, respectively, of our total revenue. As of December 31, 2021, members from this customer have completed their participation in the program.

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

Our business and growth strategy depend on our ability to maintain and expand a network of qualified healthcare providers. If we are unable to do so, our future growth and our business, financial condition and results of operations would be negatively impacted.

The success of our business is dependent upon our continued ability to maintain a network of qualified healthcare providers. In any particular market that we operate in, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our members or difficulty meeting regulatory or accreditation requirements. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to grow our member base, higher costs, healthcare provider network disruptions, and less attractive service for our members, any of which could have a material adverse effect on our business, growth strategy, financial condition and results of operations.

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

On March 1, 2022, our stockholders approved the removal of the Protective Amendment provisions in in the discretion of our Board of Directors (the “Protective Amendment Removal”). As of the date hereof, the Board of Directors has not determined whether to proceed with the Protective Amendment Removal or any timing thereof should it be deemed appropriate.

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

The Note Agreement, as amended, contains customary covenants, including, among others, covenants that restrict the our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to our maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA, as defined in the Note Agreement. Any non-compliance with such covenants in the Note Agreement, as amended, could result in an acceleration of repayment of the outstanding loan balance.

The Note Agreement, as amended, and the 2024 Notes could have important consequences for us and our stockholders. For example, the Notes require a balloon payment at maturity in September 2024, which may require us to dedicate a substantial portion of our uncommitted cash flow from operations to this future payment if we feel we cannot be successful in our ability to refinance in the future, thereby further reducing the availability of our cash flow to fund working capital, capital expenditures, and acquisitions, and for other general corporate purposes. In addition, our indebtedness could:

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

We believe that we have taken the steps required of us to comply with laws governing the privacy and security of personal information, including health information privacy and security laws and regulations, in all applicable jurisdictions, both state and federal. However, we may not be able to maintain compliance in all jurisdictions where we do business. In addition, to the extent we disclose such information to our third-party service providers in the course of our business, we may be indirectly liable for their misuse or other unauthorized disclosure of such personal information (including health information). Failure to maintain compliance, or changes in state or federal privacy and security laws could result in civil and/or criminal penalties and could have a material adverse effect on our business, including significant reputational damage associated with a breach. Under HITECH, we are subject to prosecution or administrative enforcement and increased civil and criminal penalties for non-compliance, including a four-tiered system of monetary penalties. We are also subject to enforcement by state attorneys general who were given authority to enforce HIPAA under HITECH, and who have authority to enforce state-specific data privacy and security laws. If regulations change, if we expand the territorial scope of our operations, or if it is determined that we are not in compliance with privacy regulations, we may be required to modify aspects of our program, which may adversely affect program results and our business or profitability.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, breaches or interruptions due to the malfeasance or negligence of any of our third-party service providers, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in a wide variety of different industries, including malware, ransomware, and email phishing scams, particularly since the start of the COVID-19 pandemic. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates. Nonetheless, we cannot guarantee our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other data security incidents. We might be required to expend significant capital and resources to protect against or address such incidents. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to provide treatment, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

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

At December 31, 2021, our total liabilities equaled $48.1 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Annual Report on Form 10-K, including the documents incorporated by reference herein, were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

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

As noted above, the Protective Amendment is designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock and certain of our other securities coming within the rules of the Internal Revenue Service under Section 382, including the Series A Preferred Stock as such does not meet the exception provided by Section 1504(a) of the Code and related Treasury Regulation §1.382.-2(a)(3)(i) (collectively, “382 Stock”). While the Board of Directors has approved the issuance of our Series A Preferred Stock after determining that such issuance is not likely to result in a prohibited ownership shift, the Protective Amendment will continue to apply to the Series A Preferred Stock after issuance, including the restrictions on transfer and exchange, until such time as our Board of Directors approves the Protective Amendment Removal.

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

Approximately 44% of our outstanding common stock is beneficially owned by our Executive Chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of April 13, 2022, 9,114,155 shares are beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, which represents beneficial ownership of approximately 44% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The Nasdaq Global Market and the rules of the Securities and Exchange Commission, or the SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations associated with being a public company result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

We are also subject to more stringent state law requirements. For example, on September 30, 2018, the then California Governor Jerry Brown signed into law Senator Bill 826, which generally requires public companies with principal executive offices in California to have a minimum number of females on the company’s board of directors. By December 31, 2019, each public company with principal executive offices in California was required to have at least one female on its board of directors. By December 31, 2021, each public company was required to have at least two females on its board of directors if the company has at least five directors, and at least three females on its board of directors if the company has at least six directors. We do not currently meet the December 31, 2021 requirement.

Additionally, on September 30, 2020, California Governor Gavin Newsom signed into law Assembly Bill 979 (AB 979), which generally requires public companies with principal executive offices in California to include specified numbers of directors from "underrepresented communities." A director from an "underrepresented community" means a director who self-identifies as Black, African American, Hispanic, Latino, Asian, Pacific Islander, Native American, Native Hawaiian, Alaska Native, gay, lesbian, bisexual or transgender. On October 2, 2020, a lawsuit was filed titled Robin Crest, et al. v. Alex Padilla, in his official capacity as Secretary of State of the State of California, (No. 20ST-CV-37513) seeking the declaration of the quota mandate of AB 979 as unconstitutional, which ruling was issued on April 1, 2022.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2021, approximately 9.1 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of December 31, 2021, we had outstanding options to purchase 3,618,145 shares of our common stock at exercise prices ranging from $5.74 to $86.57 per share and warrants to purchase 35,832 shares of our common stock at an exercise price of $16.75 per share. Also, as of December 31, 2021, we had a total of 111,874 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES
Our principal executive and administrative offices are located in leased office space in Henderson, Nevada.
On March 24, 2022, we entered into a lease agreement for office space located in Henderson, Nevada, to serve as our new headquarters, replacing the Santa Monica, California headquarters. We listed 100% of our Santa Monica, California leased office space for sublease through a broker. On April 12, 2022, we entered into a sublease agreement with a subtenant for 100% of the leased office space located at Santa Monica, California. We believe that the current office space is adequate to meet our needs.

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

Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed and has been taken under submission, with no oral argument. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 8, 2022, defendants filed an unopposed motion to stay the case pending a ruling on the Motion to Dismiss in the Consolidated Class Action. Although all the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H.

LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On April 4, 2022, the parties filed a joint stipulation extending defendants time to respond to the initial complaint until May 6, 2022. On April 6, 2022, the Court issued an order determining the case to be complex and staying the case pending an initial status conference. The initial status conference is currently scheduled for June 7, 2022 at 10:00 a.m. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Global Market under the symbol "OTRK."
Holders
As of April 8, 2022, there were 34 stockholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive proxy statement to be filed in connection with our 2022 Annual Meeting of Stockholders.
Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2021 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, except as follows:
In November 2021, we issued a total of 164,898 unregistered, restricted shares of our common stock as consideration for the payment of a portion of the $1.8 million stock price guarantee contingent liability, which was related to our acquisition of LifeDojo Inc. We issued these shares in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Issuer Purchase of Equity Securities
None.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K (“Form 10-K”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
All references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.

OVERVIEW
General
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform provides claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
We operate as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members.

Recent Developments

Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note a "Keep Well Note") to Acuitas or an entity affiliated with it, which will accrue interest based on the Secured Overnight Financing Rate plus a corresponding applicable margin, for an all-in interest rate equating to 16.25% as of the closing date of the Keep Well Agreement, and will be due on September 1, 2023, subject to acceleration for customary events of default (each such note, a “Keep Well Note”). In addition to customary conditions precedent, Acuitas' obligation to loan funds to us and to purchase a Keep Well Note is subject to the condition that (x) we used best efforts to obtain sufficient financing from a third party for us to pay our obligations, (y) we were unable despite our best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of our independent directors, such determination to be made as if the financing available to us under Keep Well Agreement was not available; and (z) (1) absent obtaining the funds requested, we will not have sufficient unrestricted cash to pay all our obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount. As of the date hereof, we have borrowed no funds under the Keep Well Agreement. If a Keep Well Note is issued, our obligations under the Keep Well Agreement will be unconditionally guaranteed by certain of our subsidiaries and will be secured by a first priority lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions.

The Keep Well Agreement was evaluated by, and negotiated at the direction of, a special committee of independent and disinterested directors of our board of directors. Our board of directors approved the Keep Well Agreement upon the recommendation for such approval by such committee.

For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Item 9B. Other Information, below.
Amendment to the 2024 Note Agreement
On February 14, 2022, the Company repaid $9.0 million of the outstanding balance of the 2024 Notes. This prepayment met the requirements as prescribed in the terms of the note agreement such that no yield maintenance premium and no prepayment fee were applicable. On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, a required prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, restrictions on the declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022, and elimination of LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward.
In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Shares”) in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (the “Ticking Warrants” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of Common Shares of the Company equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s shares during the five (5) trading day period immediately preceding the date such Ticking Warrants are issued, not to exceed 7% of the outstanding Common Shares on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of March 31, 2022, Ticking Warrant for 19,984 shares of the Company's common stock was issued to the Holder.
Common Stock Offering

In November 2021, we entered into an at-the market ("ATM") agreement with a designated broker under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $70 million. During November and December 2021, we sold 1,324,185 shares of our common stock under the ATM agreement, resulting in total gross proceeds of $11.1 million ($10.8 million, net of commission and fees). The $10.8 million of net proceeds from this ATM offering of our common stock was used to pay down a portion of the outstanding loan balance of our 2024 Notes.

Customer Notifications, Reduction in Workforce and Restructuring

On February 26, 2021, we were notified by our then largest customer that the participation status with this customer will be terminated. As a result of this termination notice, our management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% of full time positions. In addition, on August 18, 2021, we received a termination notice from another customer of their intent not to continue the program past December 31, 2021. We believe the notification was for reasons specific to the customer’s corporate shift in strategic direction. Each of these customers' members have completed their participation in our program as of December 31, 2021. For information regarding concentration of our customers, refer to Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

In November 2021, our management approved a restructuring plan as part of management's cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. The restructuring plan included reductions in workforce, a strategic change in our technology enhancement plan to purchase an alternative third-party software product for implementation and abandon internally-developed software as it would provide a significant amount of functionality needed in a more cost effective and timely manner, and identification and write-off of obsolete assets, including computers, equipment and other capitalized contract costs. For information regarding restructuring, severance and related costs for the year ended December 31, 2021, refer to Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisition

On October 28, 2020, we completed the acquisition of LifeDojo Inc. (“LifeDojo”), a comprehensive, science-backed behavior change platform based in San Francisco, California, for total consideration of approximately $8.9 million, including $3.4 million in cash payment, 75,000 shares of our common stock (of which 74,984 shares were issued and 16 fractional shares were settled in cash) worth approximately $5.0 million at close, as well as certain contingent consideration based on a computation, as defined in the merger agreement, in the event the daily closing price per share of our common stock falls below a specified target price of $60 on two consecutive trading days during a six month period beginning on the sixth month anniversary to the twelfth month anniversary of the closing date of the acquisition (measurement period). On October 28, 2021, which was the completion date of the measurement period, we determined that the fair value of the contingent consideration was $1.8 million. As provided in the LifeDojo merger agreement, we elected the option to pay the $1.8 million contingent consideration in our common stock, which was 205,741 shares of common stock. As of December 31, 2021, 40,843 shares of common stock remain to be issued, pending stockholder response to receive payment. As such, $0.4 million of contingent liability remained as part of "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2021.
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

On November 11, 2020, our Board of Directors declared the first quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on November 15, 2020. The first quarterly cash dividend equaled $0.6333333 per share, representing more than a full quarter as it covered the period from, and including, the first date the Company issued the Series A Preferred Shares. In 2021, our Board of Directors declared each of the four quarterly dividends on the Company's Series A Preferred Stock for shareholders of record on each record date of 2021. Each quarterly cash dividend paid equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. At December 31, 2021, we had undeclared dividends of $0.7 million.
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
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
•Revenue. Our revenues are mostly generated from fees charged to health plan customers related to health plan members enrolled in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members and achievement of certain member specified metrics that drive clinical engagement. Our performance obligation is satisfied over the length of the Ontrak program as our services our delivered.
•Cash flow from operations. Our business activities generally have resulted in an outflow of cash flow from operations as we invest strategically into our business to help the growth of our operations.
•Effective Outreach Pool. Our Effective Outreach Pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program.

	Year Ended December 31,
(in thousands, except outreach pool)	2021	2020	Change	% Change
Revenue	$84,133	$82,837	$1,296	2%
Cash flow from operations	(26,155)	(6,282)	(19,873)	(316)%

	At December 31,
	2021	2020	Change	% Change
Effective outreach pool	5,415	152,000	(146,585)	(96)%

Our revenue for 2021 was $84.1 million compared to $82.8 million for the same period in 2020. The increase in our revenue in 2021 compared to 2020 was primarily due to the increase in revenue on a per member basis, partially offset by the loss of our two largest customers as previously announced and a decrease in total average enrolled members.

Our cash flow from operations for 2021 was $(26.2) million compared to $(6.3) million for 2020. The year over year decrease in our cash flow from operations during 2021 as compared to 2020 was primarily due to a decrease in our deferred revenue related to the second largest customer's notice of its intention to not continue the program past December 31, 2021 as discussed above, and our continued investment in the growth of our sales and marketing initiatives, research and development and general and administrative departments.

Our effective outreach pool at December 31, 2021 was 5,415 compared to 152,000 the same period in 2020. The decrease was primarily due to the reduced outreach pool associated with the loss of our customers as discussed above and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.
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

Results of Operations
The table below and the discussion that follows summarize our results of operations for each of the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Revenue	$84,133	$82,837
Cost of revenue	31,214	43,603
Gross profit	52,919	39,234

Operating expenses:
Research and development	18,279	12,923
Sales and marketing	9,895	4,525
General and administrative	43,774	36,709
Restructuring, severance and related costs	8,952	—
Total operating expenses	80,900	54,157
Operating loss	(27,981)	(14,923)

Other expense, net	(1,013)	(1,213)
Interest expense, net	(7,997)	(7,219)
Loss before income taxes	(36,991)	(23,355)
Income tax (expense) benefit	(153)	645
Net loss	$(37,144)	$(22,710)

Revenue
The mix of our revenues between commercial and government insured members can fluctuate year over year. The following table sets forth our sources of revenue for each of the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Commercial revenue	$33,300	$47,741	$(14,441)	(30)%
Percentage of commercial revenue to total revenue	40%	58%	(18)%

Government revenue	$50,833	$35,096	$15,737	45%
Percentage of government revenue to total revenue	60%	42%	18%

Total revenue	$84,133	$82,837	$1,296	2%
Revenue increased $1.3 million, or 2%, in 2021 as compared to 2020. This increase in revenue was primarily due to the increase in revenue on a per member basis, partially offset by the loss of our largest customer as previously announced and a decrease in total average enrolled members.

The mix of our revenues from government customers increased to 60% in 2021 compared to 42% in 2020. This increase in mix of revenues from government customers was mainly due to our expansion of health plan customers with Medicare and Medicaid members, partially offset by a decrease relating to the loss of our customer as discussed above.

We currently expect our revenues in 2022 to decline year over year primarily as a result of the lost customers discussed above and pricing and volume updates with certain other customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Cost of revenue	$31,214	$43,603	$(12,389)	(28)%
Gross profit	52,919	39,234	13,685	35
Gross profit margin	63%	47%	16%
Cost of revenue decreased $12.4 million, or 28%, in 2021 as compared to 2020. The decrease in cost of revenue was primarily due to headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.
Gross profit and gross profit margin increased by $13.7 million and 16%, respectively, in 2021 as compared to 2020. The increase in both gross profit and gross profit margin was primarily due to the increase in our revenue on a per member enrolled basis, as well as headcount efficiencies gained as a result of the restructuring plan and cost optimization initiatives as we improve the operations for our member facing organization.
We expect our cost of revenue to decline year over year in line with the decrease in revenue and as we optimize the efficiency of our operations and continue to scale our business.
Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Operating expenses:
Research and development	$18,279	$12,923	$5,356	41%
Sales and marketing	9,895	4,525	5,370	119
General and administrative	43,774	36,709	7,065	19
Restructuring, severance and related costs	8,952	—	8,952	100
Total operating expenses	$80,900	$54,157	$26,743	49

Operating loss	$(27,981)	$(14,923)	$(13,058)	88%
Operating loss margin	(33.3)%	(18.0)%	(15.3)%
Total operating expense increased $26.7 million, or 49%, in 2021 as compared to 2020. The increase in operating expenses was primarily due to the following:
•$5.4 million increase in our research and development costs, which was primarily related to an increase of $2.6 million in employee-related costs, $1.8 million increase in professional consulting and software costs, as we invest in continued enhancement of our technology and related tools to support the growth of our business and $1.7 million of amortization expense primarily relating to acquired software technology.
•$5.4 million increase in our sales and marketing costs, which was primarily related to an increase of $2.9 million of professional service and promotional costs related to marketing initiatives, $2.1 million increase in employee-related costs and $0.3 million increase in professional consulting fees.
•$7.1 million increase in our general and administrative costs, which was primarily related to $4.6 million increase in employee-related costs, $2.7 million increase in insurance costs, partially offset by $1.0 million decrease in professional, consulting and legal fees.
•$9.0 million of restructuring, severance and related costs in 2021 related to management's restructuring plan implemented in the fourth quarter of 2021 to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. For more information, refer to Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Other expense, net	$(1,013)	$(1,213)	$200	16%
Other expense, net decreased $0.2 million, or 16%, in 2021 as compared to 2020. The decrease in other expense, net was primarily due to $1.3 million loss on the change in fair value of the contingent liability relating to an acquisition, partially offset by $0.2 million gain on the forgiveness of the LifeDojo PPP loan, compared to $1.2 million loss related to a change in the fair value of a warrant liability in 2020.
Interest Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Interest expense, net	$7,997	$7,219	$778	11%
Interest expense, net increased $0.8 million, or 11%, in 2021 as compared to 2020. The increase in interest expenses was primarily due to higher average total outstanding loan balance during 2021 compared to 2020 as well as higher effective weighted average annual interest rate applicable to the outstanding 2024 Notes.
Income Tax (Expense) Benefit

	Year Ended December 31,
(in thousands, except percentages)	2021	2020	Change	Change %
Income tax (expense) benefit	$(153)	$645	$(798)	(124)%
Income tax expense for the year ended December 31, 2021 was $0.2 million compared to income tax benefit of $0.6 million for the year ended December 31, 2020. The $0.2 million income tax expense for the year ended December 31, 2021 was primarily related to state minimum taxes. The $0.6 million income tax benefit for the year ended December 31, 2020 was related to a deferred tax liability recorded at the time of the LifeDojo acquisition that was subsequently reversed at December 31, 2020.

Liquidity and Capital Resources
As of December 31, 2021, our cash and restricted cash was $65.9 million and we had working capital of approximately $70.0 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under the Keep Well Agreement, we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See “Recent Developments—Keep Well Agreement” above. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectation.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. We had an average monthly cash burn rate of approximately $2.2 million for the year ended December 31, 2021. In addition to revenue from business operations, our primary source of capital is the amount available under the Keep Well Agreement. We may also be able to raise capital through equity financing, however, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for on-going liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Goldman debt agreement contains various financial covenants, and any unanticipated non-compliance with those covenants could result in an acceleration of the repayment of the outstanding loan balance, and our ability to borrow funds under the Keep Well Agreement is subject to conditions precedent being satisfied, and we may not satisfy such conditions precedent if and when we need to borrow funds thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to, and if we borrow funds under the Keep Well Agreement, we will be subject to, restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled, “We expect to continue to incur substantial operating losses and may be unable to obtain additional financing,” and “We may need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for borrowing funds under the Keep Well Agreement or find adequate sources of capital in the future,” in Item 1A. Risk Factors of this report.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(26,155)	$(6,282)
Net cash used in investing activities	(4,480)	(4,638)
Net cash (used in) provided by financing activities	(6,629)	100,112
Net (decrease) increase in cash and restricted cash	$(37,264)	$89,192
We used $26.2 million of cash from operating activities during the year ended December 31, 2021 compared with $6.3 million during the same period in 2020. The $19.9 million increase in net cash used in operating activities in 2021 was primarily related to the increase in revenue resulting from recognition of deferred revenue as service performance obligation was completed and higher cash interest payments in 2021 compared to 2020, partially offset by a decrease in accounts receivable reflecting a decrease in revenues as discussed above.
Net cash used in investing activities was $4.5 million in 2021 compared to $4.6 million in 2020. The $4.5 million of net cash used in investing activities was primarily related to was primarily related to capitalized software development costs. The $4.6 million of net cash used in investing activities in 2020 was primarily related to $2.9 million for the acquisition of LifeDojo in October 2020 and $1.7 million of capital expenditures, which were primarily related to capitalized software development costs and purchases of computer equipment.
We anticipate that software development costs and capital expenditures will decrease in the near future.
Net cash used in financing activities was $6.6 million for 2021, compared with net cash provided by financing activities of $100.1 million for 2020. Net cash used in financing activities for 2021 was primarily related to $10.8 million of repayments made on the outstanding balance of our 2024 Notes, $9.0 million of dividend payments made on our Series A Preferred Stock and $3.0 million of payments made on our financed insurance premiums, partially offset by $11.1 million of proceeds from the issuance of common stock under the ATM offering and $5.6 million of proceeds received from stock option exercises. Net cash provided by financing activities for the year ended December 31, 2020 was primarily related to $87.4 million of total proceeds from the issuance of our Series A Preferred Stock, $10.0 million of proceeds from the issuance of the remaining 2024 Notes and $6.2 million of proceeds received from stock option exercises, partially offset by a $1.2 million dividend payment on our Series A Preferred Stock and $1.2 million of payments on our financed insurance premiums.
As a result of the above, our total cash and cash equivalents, including restricted cash of $7.1 million, was $65.9 million as of December 31, 2021.
Debt
See Note 10 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion about our debt.

Common Stock and Preferred Stock Offering
See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion about our common stock and preferred stock offerings, and related preferred stock dividends.
Off-Balance Sheet Arrangements
As of December 31, 2021, we had no off-balance sheet arrangements.
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
Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees billed or received in advance of the delivery or completion of the services when revenue recognition criteria have not been met. Deferred revenue is recognized as our performance obligation is satisfied over the length of the Ontrak program as our services are delivered.
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
Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. We operate as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of our common stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. We conducted our annual goodwill impairment test as of October 1, 2021 and determined that no impairment of goodwill existed.

Definite-lived intangible assets include acquired software technology and customer relationships resulting from a business acquisition. We amortize such definite-lived intangible assets on a straight line basis over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See below under "Valuation of Long-Lived Assets" for more information.

Valuation of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows attributable to the long-lived assets could result in a write-down of the asset in a future period.

We conducted an impairment analysis of our long-lived assets and determined that there was no impairment relating to these long-lived assets, except for the assets identified as part of our restructuring plan. Please see Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for more information.
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
Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter of our year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management believes that, as of December 31, 2021, our internal control over financial reporting was effective based on those criteria.
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

ITEM 9B.    OTHER INFORMATION
Headquarters Lease
On March 24, 2022, the Company entered into a lease agreement for office space located at 2200 Paseo Verde Parkway, Suite 280, Henderson, Nevada, 89052 to serve as our new headquarters, replacing the headquarters at 2120 Colorado Ave., Suite 230, Santa Monica, California. We listed 100% of our Santa Monica, California leased office space for sublease through a broker. On April 12, 2022, we entered into a sublease agreement with a subtenant for 100% of the leased office space located at Santa Monica, California.

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s Executive Chairman and largest stockholder, pursuant to which, subject to specified conditions, the Company may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which the Company files a report with the SEC that states there is substantial doubt regarding the Company’s ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, the Company will issue senior secured notes (each, a “Keep Well Note”) to Acuitas, or an entity affiliated with it (“Purchaser”), in return for the specified face amount of such senior secured note. The Keep Well Notes will accrue interest based on the Secured Overnight Financing Rate plus a corresponding applicable margin, for an all-in interest rate equating to 16.25% as of the closing date of the Keep Well Agreement. The Keep Well Notes will be due on September 1, 2023, subject to acceleration for certain customary events of default. In addition to customary conditions precedent, Purchaser’s obligation to purchase Keep Well Notes is subject to the condition that (x) the Company used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company was unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of the independent directors of the Company (such determination to be made as if the financing contemplated by the Keep Well Agreement were not available to the Company); and (z) (1) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge all its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount.

As of the date hereof, the Company has borrowed no funds under the Keep Well Agreement. If a Keep Well Note is issued, the Company’s obligations under the Keep Well Agreement will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first-priority lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions.

The Keep Well Agreement was evaluated by, and negotiated at the direction of, a special committee of independent and disinterested directors of the Company’s board of directors. The Company’s board of directors approved the Keep Well Agreement upon the recommendation for such approval by the special committee.

The Keep Well Agreement contains customary covenants that must be complied with by the Company, including, among other covenants, restrictions on the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into certain asset sale transactions, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for 2022, and during 2023, consolidated recurring revenue for the preceding twelve months be at least $15.0 million tested monthly; and a requirement that consolidated liquidity must be greater than $5.0 million at all times.

The Keep Well Agreement contains customary events of default, including, among others, a payment default, bankruptcy events, cross-default provisions, breaches of covenants and representations and warranties, change of control, and judgment defaults. In the case of an event of default, Purchaser may, among other remedies, accelerate the payment of all obligations under the Keep Well Notes.

The Company has the right terminate the Keep Well Agreement at any time prior to borrowing funds thereunder (such date on which such funds are borrowed, the "Initial Keep Well Note Date"). Any Commitment Shares (as defined below) that would have been earned prior to such termination, subject to obtaining the Commitment Shares Stockholder Approval (as defined below), will be earned and issued upon Commitment Shares Stockholder Approval, and the Company’s obligation to seek Commitment Shares Stockholder Approval shall survive any such termination.

In connection with entering into the Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules (the “Commitment Shares Stockholder Approval”), the Company will issue up to 739,645 shares of its common stock to Purchaser (or any entity affiliated with Purchaser, as designated by Purchaser) (the “Commitment Shares”), (a) 50% of which will be issued upon obtaining Commitment Shares Stockholder Approval, (b) 25% of which will be issued upon the later of June 1, 2022 and obtaining Commitment Shares Stockholder Approval, unless on or before June 1, 2022, the Company has secured sufficient capital to replace the Available Amount pursuant to an alternative financing approved by the Company’s board of directors; and (c) 25% of which will be issued on the later of the Initial Keep Well Note Date and obtaining the Commitment Shares Stockholder Approval.

In connection with the each Keep Well Note sold by Company, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules (the “Keep Well Warrant Stockholder Approval”), the Company will issue to Purchaser (or an entity affiliated with Purchaser, as designated by Purchaser) a warrant to purchase shares of the Company’s common stock (each, a “Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Keep Well Warrant will be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Keep Well Warrant. Each Keep Well Warrant will have a term of five years and an exercise price equal to $1.69, which was the consolidated closing bid price of the Company’s common stock as reported by Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. Each Keep Well Warrant will contain customary adjustment provisions in the event of stock splits, combinations and similar transactions, and will provide specified information, registration and indemnification rights to the holder of such Keep Well Warrant.

The Company agreed to seek the Commitment Shares Stockholder Approval and the Keep Well Warrant Stockholder Approval at a stockholders meeting to be held on or on or before September 9, 2022.

If Acuitas' beneficial ownership of the Company’s capital stock equals at least a majority of the voting power of the Company’s outstanding capital stock following the issuance of any of the Commitment Shares, a Keep Well Warrant or any shares of common stock issuable upon exercise of a Keep Well Warrant, Acuitas agreed to enter into a stockholders agreement with the Company (the “Stockholders Agreement”) pursuant to which Acuitas would agree to vote the shares of the Company’s common stock it beneficially owns (a) in favor of an amendment to the certificate of incorporation or bylaws of the Company that would require the Company’s board of directors to include not fewer than three independent directors at all times, (b) in favor of the election or re-election of independent directors nominated for election by the Company’s board of directors or by the nominating committee thereof unless the failure of a nominee to be elected or re-elected to the Company’s board of directors would not result in the Company having fewer than three independent directors following such election, and (c) against any proposal or action that would result in the Company’s board of directors having fewer than three independent directors at all times. In addition, under the Stockholders Agreement, the parties will agree that the Company will not enter into any transaction between the Company or any of its affiliates, on the one hand, and Acuitas or any of its affiliates (excluding the Company and its affiliates), on the other hand, unless it is approved by a majority of the independent directors then serving on the Company’s board of directors.

None of the securities issuable under the Keep Well Agreement have been or will be registered under the Securities Act; all such securities have been and will be offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The foregoing summary of the Keep Well Agreement, Keep Well Note, Keep Well Warrant and Stockholders Agreement does not purport to be complete and is qualified in its entirety by reference to copies thereof, which the Company expects to file as exhibits to its quarterly report on Form 10-Q for the quarter ended March 31, 2022.

Stock Option Repricing Under the Company’s 2017 Stock Incentive Plan

In order to further incentivize its employees who hold Company stock options, on April 14, 2022, the Compensation Committee (the “Compensation Committee”) of the Board of the Company unanimously approved a one-time repricing of certain stock options (the “Repricing”) outstanding under the Company’s 2017 Stock Incentive Plan (the “2017 Plan”) that had an exercise price above $7.00 per share (the “Underwater Stock Options”). This Repricing is expressly permitted by the terms of the stockholder-approved 2017 Plan. The Repricing included Underwater Stock Options held by the named executive officers of the Company as provided below. As a result of the Repricing, the per share exercise price of the Underwater Stock Options will be decreased and set to 10% above the closing price of a Company common share on April 20, 2022. All other terms and conditions of the Underwater Stock Options issued under the 2017 Plan remained in full force and effect without modification.

Named Executive Officers	Title	Number of Shares Subject to Underwater Stock Option	Prior Exercise Price Per Share
Jonathan E. Mayhew	Chief Executive Officer	400,000	$ 31.22
Robert Accordino	Chief Medical Officer	100,000	10.40
Mary Louise Osborne	Chief Customer Officer	100,000	12.07

Retention Agreements

On April 12, 2022, the Compensation Committee approved retention agreements (“Retention Agreements”) for certain key employees including the below named executive officers. The purposes of the Retention Agreements is to further motivate such persons to remain in the employ of the Company. Under the Retention Agreements, the employee received an equity compensation award and will also receive a cash payment if the employee remains employed by the Company through April 12, 2023. The equity compensation award is an Incentive Stock Option, vesting over 4 years, with 25% of the vesting occurring after one year, and the remaining vesting occurring over the following 12 quarters. The Incentive Stock Options have a seven year life. The table below provides these details.

Named Executive Officers	Title	Number of Shares Subject to Equity Award	Retention Cash Payment
Jonathan E. Mayhew	Chief Executive Officer	74,000	$ 183,800
Robert Accordino	Chief Medical Officer	27,750	61,300
Mary Louise Osborne	Chief Customer Officer	27,750	61,300

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding our Board of Directors

The following table lists our directors serving as of April 8, 2022. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Terren S. Peizer	62	Chairman of the Board and Executive Chairman	2003
Richard A. Berman	77	Director, Chairman of the Audit Committee, and Member of the Nomination and Governance Committee	2014
Michael Sherman	62	Director, Chairman of the Compensation Committee, Chairman of the Nomination and Governance Committee and Audit Committee Member	2017
Edward J. Zecchini	61	Director, Compensation Committee Member	2018
Diane Seloff	58	Director and Audit Committee Member	2018
Robert Rebak	54	Director, Nomination and Governance Committee Member and Compensation Committee Member	2019

Terren S. Peizer is the founder of our Company and an entrepreneur, investor, and financier with a vested interest in healthcare, having founded and successfully commercialized several healthcare companies. He has served as Chairman of the Board of Directors since the Company’s inception in 2003 through April 11, 2021. Effective April 12, 2021, Mr. Peizer was appointed to serve as the Executive Chairman, and continues to serve as Chairman of the Board. Mr. Peizer is also the Chairman of BioVie, Inc., a biotech company focused on the end stage liver disease ascites. In addition, he serves as the Executive Chairman of Verde, Inc., a company producing 100% plant-based, compostable, and biodegradable plastic and mobility companies EVmo, Inc. and ZipMo, Inc. Mr. Peizer is also the Executive Chairman of the blockchain company, Casper Labs, Inc. Mr. Peizer is Chairman of Acuitas Group Holdings, LLC, (“Acuitas”) his personal investment vehicle, and holding company that is the owner of all of his portfolio company interests. Through Acuitas, Mr. Peizer owns Acuitas Capital, LLC, an industry leader in investing in micro and small capitalization equities, having invested over $1.5 billion directly into portfolio companies. Mr. Peizer has been the largest beneficial shareholder of, and has held various senior executive positions with, several other publicly traded growth companies, including having served as Chairman of Cray, Inc., a supercomputer company recently sold to Hewlett Packard, Inc. Mr. Peizer has a background in venture capital, investing, mergers and acquisitions, corporate finance, and previously held senior executive positions with the investment banking firms Goldman Sachs, First Boston, and Drexel Burnham Lambert. He holds his B.S.E. in Finance from The Wharton School of Finance and Commerce.

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

Richard A. Berman has served as the Company’s director since 2014. He is the Associate Vice President of Strategic initiatives for the University of South Florida Research and Innovation. He is a visiting professor of social entrepreneurship in the Muma College of Business, and a professor in the institute of innovation and advanced discovery at USF. As a recognized global leader, Mr. Berman has held positions in health care, education, politics and management. He has worked with several foreign governments, the United Nations, the U.S. Department of Health and Welfare, the FDA, and as a cabinet level official for the state of New York. He has also worked with McKinsey & Co, NYU Medical Center, Westchester Medical, Korn-Ferry International, Howe-Lewis International and numerous startup companies. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009. Mr. Berman serves on the board of several organizations including EmblemHealth and as an elected member of the National Academy of Medicine of the National Academy of Sciences (Formerly known as the Institute of Medicine). Mr. Berman received his BBA, MBA, and MPH from the University of Michigan and holds honorary doctorates from Manhattanville College and New York Medical College.

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

We believe Mr. Zecchini’s qualifications to serve on our board of directors include his extensive experience in the healthcare and information technology industries, as well as his current and past management experience in numerous private and publicly traded companies.

Diane Seloff has served as the Company’s director since October 2018. She is currently an Operating Partner with Russell Street Ventures and the Chief Operating Officer of Main Street Health. Most recently she was the Chief Operating Officer at CareBridge and was part of the founding leadership team from October 2019 through December 2020. She served as Chief Operating Officer at Aspire Health from October 2013 through August 2019 including engaged in the sale to Anthem in June of 2018 and led the integration with Anthem and CareMore. As Aspire Health’s Chief Operating Officer, Ms. Seloff built all the corporate functions for the company in its first two years and was responsible for running and transforming Aspire Health’s operations. She previously held senior executive roles in operations and development at other healthcare services and technology companies, including Vanderbilt University Medical Center from October 2007 to July 2013. Ms. Seloff began her career as a management consultant—first at Arthur Andersen & Company and later at KPMG Peat Marwick. Ms. Seloff possesses over 25 years of experience in the broader healthcare industry and has diverse experience in operations, human capital, finance, technology, strategic planning and business development in healthcare, financial services, and logistics. Ms. Seloff received her MBA from Columbia University in 1990 and received her BS in Engineering from University of Michigan in 1984.

We believe Ms. Seloff’s qualifications to serve on our board of directors include her extensive experience as an executive in several healthcare firms. In addition, as a board member we believe she has an understanding of our customer base and current developments and strategies in the health insurance industry.

Robert Rebak has served as the Company’s director since July 2019. Mr. Rebak currently serves as the Chief Executive Officer of Forefront Telecare, a behavioral telehealth company serving seniors in health systems, long-term care facilities, and home health settings across the US, where he has been responsible for company vision, strategy, growth, culture, and overall operating performance since January 2019. From June 2016 to June 2018, he served as the President and Chief Executive Officer of AbleTo (acquired in May 2020 by Optum), a behavioral telehealth company serving adult health plan members nationwide. From November 2014 to March 2016, he served as President, Consumer Solutions for Sharecare, a health and wellness patient engagement platform. He joined Sharecare through its acquisition of QualityHealth, a digital patient acquisition and engagement platform, where he was Chairman and Chief Executive Officer from February 2009 to November 2014. Mr. Rebak previously served as Managing Partner of Rosetta, from June 2005 to January 2007. He joined Rosetta through its acquisition of SimStar, where he served as President of the healthcare-specific digital marketing firm from February 1999 to June 2005. He has raised over $70 million in growth capital from both strategic and financial investors and has led two successful company sale transactions. Mr. Rebak has previously served on both private equity backed company and not-for-profit Boards, and currently serves as a Board Director of The Quell Foundation. Mr. Rebak holds an MBA in Finance and Marketing from the University of Chicago Booth School of Business and a BA in History and Economics from Vanderbilt University.

We believe Mr. Rebak’s qualifications to serve on our board of directors include his experience in the digital health, telehealth, and behavioral health sectors of the healthcare industry.

2021 Meetings and Attendance

During 2021, the Board held 7 meetings. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

Committees of the Board of Directors

Audit Committee

Our audit committee currently consists of three directors, Messrs. Berman and Sherman and Ms. Seloff with Mr. Berman serving as the chairman of the audit committee. The audit committee held 5 meetings during the 2021 year. The Board of Directors has determined that each of the members of the audit committee are independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.ontrakhealth.com.

Nominations and Governance Committee

Our nominations and governance committee currently consists of three members, Messrs. Sherman, Berman, and Rebak, who are all independent as defined by the NASDAQ rules. The nominations and governance committee held 4 meetings during 2021. Mr. Sherman serves as the chairman of the nominations and governance committee. The committee nominates new directors and periodically oversees corporate governance matters.

The charter of the nominations and governance committee provides that the committee will consider board candidates recommended for consideration by our stockholders, provided the stockholders provide information regarding candidates as required by the charter or reasonably requested by us within the timeframe proscribed in Rule 14a-8 of Regulation 14A under the

Exchange Act, and other applicable rules and regulations. Recommendation materials are required to be sent to the nominations and governance committee c/o Ontrak, Inc., 2200 Paseo Verde Parkway, Suite 280, Henderson, NV 89052. There are no specific minimum qualifications required to be met by a director nominee recommended for a position on the board of directors, nor are there any specific qualities or skills that are necessary for one or more of our directors to possess, other than as are necessary to meet any requirements under the rules and regulations applicable to us. Although our board of directors does not maintain a specific policy with respect to board diversity, our nominations and governance committee believes that our Board members and the candidates that it nominates to serve on our Board constitute a diverse group and offer a broad range of perspectives, backgrounds and experiences to serve the interest of our shareholders.

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

A copy of the nominations and governance committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.ontrakhealth.com.

Compensation Committee

The compensation committee currently consists of three directors Messrs. Sherman, Zecchini and Rebak, who are all independent as defined by the NASDAQ rules. Mr. Sherman serves as the chairman of the compensation committee. During 2021, the compensation committee held 8 meetings. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

A copy of our compensation committee written charter is publicly available through the “Investors-Governance” section of our website at www.ontrakhealth.com.

Executive Officers

The following table lists our executive officers as of April 8, 2022 and their respective ages and positions. For information regarding Terren S. Peizer, our Executive Chairman, see “Information Regarding Our Board of Directors” above.

Name	Age	Position
Terren S. Peizer (1)	62	Chairman of the Board and Executive Chairman
Jonathan Mayhew (2)	58	Chief Executive Officer
Brandon H. LaVerne	50	Chief Financial Officer
James J. Park (3)	45	Chief Accounting Officer and Principal Accounting Officer
Mary Louise Osborne (4)	60	Chief Customer Officer
Arik Hill (5)	51	Chief Information Officer
Robert Accordino (6)	41	Chief Medical Officer
__________
(1) Mr. Peizer served as the Chairman of the Board and Chief Executive Officer of the Company through April 11, 2021 and was appointed to serve as Executive Chairman of the Company as of April 12, 2021. Mr. Peizer continues to serve as Chairman of the Board.
(2) Mr. Mayhew was appointed to serve as the Chief Executive Officer of the Company as of April 12, 2021.
(3) Mr. Park was appointed to serve as the Principal Accounting Officer of the Company on August 10, 2021.
(4) Ms. Osborne was appointed as the Chief Customer Officer of the Company on August 30, 2021.
(5) Mr. Hill was appointed as the Chief Information Officer of the Company on August 30, 2021.
(6) Dr. Accordino was appointed as the Chief Medical Officer of the Company on September 27, 2021

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

Brandon H. LaVerne has served as the Company’s Chief Financial Officer since March 2020. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary between July 2007 and August 2019. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant (Inactive).

James J. Park has served as the Company’s Chief Accounting Officer since September 2019. Mr. Park was appointed to serve as the Company’s Principal Accounting Officer on August 10, 2021. Prior to joining the Company, Mr. Park served as Controller of Cornerstone OnDemand, Inc., a cloud-based software company from 2012 to 2019. In addition, he has 10 years of public accounting experience with PricewaterhouseCoopers. Mr. Park is a Certified Public Accountant (Inactive) and holds a Bachelor of Arts degree in Economics with an Accounting emphasis from the University of California, Santa Barbara.

Mary Louise Osborne has served as the Company’s Chief Customer Officer since August 2021. Prior to joining the Company, Ms. Osborne served as the Regional Vice President, Medicaid of CVS Health from 2013 to 2020. Prior to CVS Health, Ms. Osborne served as the President of Government Business for Coventry where she led the Mid Atlantic Government Businesses from 2002 to 2013. Ms. Osborne received her Bachelor of Arts degree from Duquesne University in 1983.

Arik Hill has served as the Company’s Chief Information Officer since August 2021. Prior to joining the Company, Mr. Hill served as the Chief Information Officer of The New York Foundling from 2017 to 2021. Prior to The New York Funding, Mr. Hill served as Vice President of Customer Success at HealthEdge Software, Inc. from 2013 to 2017. From 2006 to 2013, Mr. Hill was Chief Information Officer and Vice President of Information Technology Services at FirstCare Health Plans. Mr. Hill holds a Bachelor of Science degree in Health Care Administration from Oregon State University’s School of Public Health with a concentration in Operations Management and Business.

Dr. Robert Accordino has served as the Company’s Chief Medical Officer since September 2021. Prior to joining the Company, Dr. Accordino served as the Chief Mental Health Officer of Quartet Health from 2018 to 2021. Prior to Quartet, Dr. Accordino was Chief of Psychiatry and Behavioral Health at CareMore Health from 2017 to 2018. From 2016 to 2017, Dr. Accordino served as the White House Fellow to the Secretary of Defense and chaired the Secretary of the Army Symposium on Suicide Prevention and Social Media. Dr. Accordino holds a Bachelor of Arts degree in Psychology from Princeton University, a Master of Science degree in Experimental Psychology from Oxford University and a Doctor of Medicine degree from Mount Sinai Icahn School of Medicine.

Code of Ethics

Our Board of Directors has adopted a code of ethics applicable to our chief executive officer, chief financial officer and persons performing similar functions. Our code of ethics is accessible on our website at http://www.ontrakhealth.com. Disclosure regarding any amendments to, or waivers from, provisions of the code of ethics will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2021 were timely filed, except that an initial report of ownership was filed late by Dr. Accordino and a statement of changes in beneficial ownership was filed late for Mr. Sherman.

Anti-Hedging Policy

We have adopted an insider trading policy that includes a provision restricting trading of any interest or provision relating to the future price of our securities, such as a put, call or short sale.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2021 and 2020 to the following Executive Officers of the Company, who are referred to as the “Named Executive Officers”:

•Terren S. Peizer, our Chairman of the Board and Executive Chairman (1)
•Jonathan Mayhew, our Chief Executive Officer
•Robert Accordino, our Chief Medical Officer
•Mary Louise Osborne, our Chief Customer Officer

				Stock/Option	All Other
				Award	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)(5)	($)(6) (4)	Total ($)

Terren S. Peizer	2021	$646,923	$—	$—	$18,148	$665,071
Chairman of the Board and Executive Chairman (1)	2020	450,000	—	—	17,786	467,786

Jonathan E. Mayhew	2021	350,000	—	8,359,187	12,550	8,721,737
Chief Executive Officer (2)

Robert Accordino	2021	87,500	340,000	706,861	—	1,134,361
Chief Medical Officer (3)

Mary Louise Osborne	2021	114,423	87,500	817,866	—	1,019,789
Chief Customer Officer (4)
__________

(1)
Mr. Peizer served as the Chairman of the Board and Chief Executive Officer of the Company through April 11, 2021, and was appointed to serve as Executive Chairman of the Company as of April 12, 2021. Mr. Peizer continues to serve as Chairman of the Board.

(2)	Mr. Mayhew was appointed to serve as the Chief Executive Officer of the Company on April 12, 2021.
(3)	Dr. Accordino was appointed to serve as the Chief Medical Officer of the Company on September 27, 2021.
(4)	Ms. Osborne was appointed to serve as our Chief Customer Officer on August 30, 2021.
(5)
Represents the aggregate grant date fair value of stock and option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 11 of our Notes to the Consolidated Financial Statements.

(6)
Includes group medical and dental benefits, group life insurance premiums, accidental death, long-term disability insurance and parking, to the extent these amounts exceed $10,000 in the aggregate for each Named Executive Officer.

Narrative Disclosures to Summary Compensation Table

Executive Employment Agreements

Executive Chairman

We entered into a five-year employment agreement with our Executive Chairman (formerly Chief Executive Officer through April 11, 2021), Terren S. Peizer, effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer’s annual base salary was $650,000 in 2021 and $450,000 in 2020. Effective January 1, 2021, Mr. Peizer’s annual base salary was increased to $650,000. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2021 and 2020. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned executives of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death and long-term disability insurance, grossed up for taxes. Mr. Peizer was not granted any equity awards during 2021 and 2020. All unvested options vest immediately in the event of a change in control, termination without good cause or resignation with good reason. In the event that Mr. Peizer is terminated without good cause or resigns with good reason prior to the end of the term, he will receive a lump sum payment equal to the remainder of his base salary and targeted bonus for the year of termination, plus three years of additional salary, bonuses and benefits. If any of the provisions above result in an excise tax, we will make an additional “gross up” payment to eliminate the impact of the tax on Mr. Peizer.

Chief Executive Officer

We entered into a three-year employment agreement with Mr. Mayhew dated April 12, 2021, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. Mayhew’s annual base salary is $525,000. Mr. Mayhew is also eligible for an annual bonus target of 100% of his base salary based upon achieving certain milestones. Mr. Mayhew did not receive any annual bonus during the fiscal period ended December 31, 2021. Mr. Mayhew received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Mr. Mayhew was granted 400,000 equity awards during 2021. All unvested options vest immediately in the event of a change in control. In the event that Mr. Mayhew is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, he will receive a lump sum payment equal to twelve months of his base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of his termination and he will receive COBRA benefits for a period of twelve months.

Chief Medical Officer

We entered into a three-year employment agreement with Dr. Accordino dated September 27, 2021, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Dr. Accordino’s annual base salary is $350,000. Dr. Accordino is also eligible for an annual bonus target of 40% of his base salary based upon achieving certain milestones. Dr. Accordino received a $340,000 bonus during the fiscal period ended December 31, 2021. Dr. Accordino received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Dr. Accordino was granted 100,000 equity awards during 2021. All unvested options vest immediately in the event of a change in control. In the event that Dr. Accordino is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, he will receive a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of his termination and he will receive COBRA benefits for a period of six months.

Chief Customer Officer

We entered into a three-year employment agreement with Ms. Osborne dated August 30, 2021, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Ms. Osborne’s annual base salary is $350,000. Ms. Osborne is also eligible for an annual bonus target of 75% of her base salary based upon achieving certain milestones and allows for overachievement to a maximum of 200% of her base salary. Ms. Osborne received a $87,500 bonus during the fiscal period ended December 31, 2021. Ms. Osborne received executive benefits, including group medical and dental insurance, term life insurance, accidental death and long-term disability insurance. Ms. Osborne was granted 100,000 equity awards during 2021. All unvested options shall vest immediately in the event of a change of control. In the event that Ms. Osborne is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, she will receive a lump sum payment equal to six months of her base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of her termination and she will receive COBRA benefits for a period of six months.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2021:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise	Option
	Options (#)	Options (#)		Price	Expiration
Name	Exercisable	Unexercisable		($)	Date
Terren S. Peizer	—	642,307	(1)	$7.50	12/19/27
	—	397,693	(1)	7.50	08/02/28
		1,040,000

Jonathan E. Mayhew	—	400,000	(2)	31.22	04/12/31

Robert Accordino	—	100,000	(3)	10.40	09/27/31

Mary Louise Osborne	—	100,000	(4)	12.07	08/30/31
___________

(1)
Mr. Peizer’s options shall vest on January 1, 2023, if the Volume Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.

(2)	One third of Mr. Mayhew’s stock options shall vest one-year from the date of grant and the remaining stock options shall vest equally over the next 24 months.
(3)	One fourth of Dr. Accordino’s stock options shall vest one-year from the date of grant and the remaining stock options shall vest equally on the next 36 months.
(4)	One fourth of Ms. Osborne’s stock options shall vest one-year from the date of grant and the remaining stock options shall vest equally over the next 36 months.

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from the Company. The information set forth in the table assumes, as necessary:

•the termination and/or the qualified change in control event occurred on December 31, 2021 (the last business day of our last completed fiscal year); and
•the price per share of our common stock on the date of termination is $6.29 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2021.

			Death or
	Voluntary		Permanent		Change of		Involuntary
Name	Termination		Disability		Control		Termination
Terren S. Peizer
Salary, Bonus and Benefits	$551,352	(1)	$591,265	(2)	$551,352	(1)	$5,466,265	(3)
Acceleration of Equity Awards	—		—	(4)	—	(4)	—	(4)
Total	$551,352		$591,265		$551,352		$5,466,265

Jonathan E. Mayhew
Salary, Bonus and Benefits	$—		$—		$—		$551,810	(5)
Acceleration of Equity Awards	—		—	(4)	—	(4)	—	(4)
Total	$—		$—		$—		$551,810

Robert Accordino
Salary, Bonus and Benefits	$—		$—		$—		$180,322	(6)
Acceleration of Equity Awards	—		—	(4)	—	(4)	—	(4)
Total	$—		$—		$—		$180,322

Mary Louise Osborne
Salary, Bonus and Benefits	$—		$—		$—		$189,306	(7)
Acceleration of Equity Awards	—		—	(4)	—	(4)	—	(4)
Total	$—		$—		$—		$189,306
___________

(1)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $441,000 in accrued vacation grossed up for taxes upon a voluntary termination or a change in control.

(2)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $441,000 in accrued vacation and $11,000 in COBRA benefits for the twelve months following termination grossed up for taxes upon the event of death or permanent disability.

(3)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received three additional years of salary, three years bonus calculated at 100% of his salary, accrued vacation of approximately $441,000, COBRA benefits of approximately $32,000 grossed up for taxes upon an involuntary termination.

(4)
Represents the value of stock options as of December 31, 2021 that would vest upon death or permanent disability, change of control or involuntary termination. Assumes that the vested options are immediately exercised, and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. As of December 31, 2021, all of the options are out-of-the money.

(5)
Pursuant to the terms of his employment agreement, Mr. Mayhew would receive twelve months base salary upon termination without good cause or for good reason on the six-month anniversary of his termination and COBRA benefits for the twelve months following his date of termination.

(6)
Pursuant to the terms of his employment agreement, Dr. Accordino would receive six months base salary upon termination without good cause or for good reason on the six-month anniversary of his termination and COBRA benefits for the six months following his date of termination.

(7)
Pursuant to the terms of her employment agreement, Ms. Osborne would receive six months base salary upon termination without good cause or for good reason on the six-month anniversary of her termination and COBRA benefits for the six months following his date of termination.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2021. Except as set forth in the table, during 2021, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form:

Option Awards
Name	($) (1)
Richard A. Berman	$213,318
Michael Sherman	218,911
Edward J. Zecchini	86,224
Diane Seloff	86,224
Robert Rebak	372,574
Gustavo A. Giraldo (2)	190,859
Katherine B. Quinn (3)	190,895
____________

(1)
Amounts reflect the compensation expense recognized in the Company’s financial statements in 2021 for non-employee director stock options, in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

(2)	Mr. Giraldo resigned as a member of our board of directors effective February 11, 2022.
(3)	Ms. Quinn resigned as a member of our board of directors effective January 11, 2022.

Our directors are eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan. 2021 compensation to new board members and existing board members whose vesting had completed in 2020 were granted $170,000 worth of the Company’s stock options, plus $20,000 for the Chairman of the Audit Committee and $12,500 for the Chairman of the Compensation Committee and $12,500 for the Chairman of the Nominations and Governance Committee, using the Black-Scholes model with the price struck on the date of grant and vest at the end of each quarter with quarterly vesting subject to attendance at the board meeting unless such absence is excused by the Chairman of the Board. New director grants will be pro-rated based upon when they join the Board. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

Outstanding equity awards held by non-employee directors as of December 31, 2021 were as follows:

		Number of	Number of
		Securities	Securities
		Underlying	Underlying		Grand Date
		Unexercised	Unexercised	Option	Fair Market
	Grant	Options	Options	Exercise	Value Options
	Date	Exercisable (#)	Unexercisable (#)	Price	Outstanding ($)
Richard A. Berman	02/17/2015	41,667	—	$13.20	$502,500

	12/19/2017	66,927	—	7.50	112,123
	08/02/2018	41,438	—	7.50	162,890
	02/12/2020	16,094	—	16.01	126,840
	02/11/2021	4,882	—	86.57	213,318
Michael Sherman	12/19/2017	61,040	—	7.50	102,260
	08/02/2018	37,794	—	7.50	148,566
	02/12/2020	16,630	—	16.01	131,064
	02/11/2021	5,010	—	86.57	218,911
Edward J. Zecchini	12/19/2018	35,647	—	10.11	219,773
	01/04/2019	49,904	—	9.51	316,154
Diane Seloff	12/24/2018	35,647	—	9.08	197,295
	01/04/2019	49,904	—	9.51	316,154
Robert Rebak	07/16/2019	71,293	14,258	20.27	1,117,722
Gustavo A. Giraldo (1)	12/02/2019	8,360	—	15.55	79,576
	02/12/2020	5,839	—	16.01	46,018
	02/11/2021	4,368	—	86.57	190,859
Katherine B. Quinn (2)	08/10/2020	2,225	—	59.36	62,599
	02/11/2021	4,368	—	86.57	190,859
___________

(1)	Mr. Giraldo resigned as a member of our board of directors effective February 11, 2022.
(2)	Ms. Quinn resigned as a member of our board of directors effective January 11, 2022.

There were a total of 573,295 stock options outstanding to directors as of December 31, 2021, with an aggregate grant date fair value of $4.5 million, the last of which vest in June 2022. There were 18,628 options granted to non-employee directors during 2021 and 40,788 options granted to non-employee directors during 2020.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2021:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	3,618,145	$13.55	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,618,145	13.55	—
___________
(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. In August 2018, stockholders approved an amendment to the 2017 Plan to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Under the 2017 Amended Plan, we can grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2021, there were no equity awards remaining reserved for future issuance under the 2017 Plan.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of Messrs. Michael Sherman, Edward Zecchini, and Robert Rebak. No member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 8, 2022 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers listed in the 2021 Summary Compensation Table, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 8, 2022 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 20,831,320 shares of common stock outstanding on April 8, 2022.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	9,114,155	—	9,114,155	43.8%
Richard A. Berman (5)	—	184,722	184,722	*
Michael Sherman (6)	15,550	134,549	150,099	*
Jonathan E. Mayhew (7)	—	144,445	144,445	*
Edward Zecchini (8)	—	97,822	97,822	*
Diane Seloff (9)	—	97,822	97,822	*
Robert Rebak (10)	8,200	78,422	86,622	*
Robert Accordino (11)	—	—	—	*
Mary Louise Osborne (12)	—	—	—	*

All current directors and executive officers as a group (12 persons)	9,143,762	912,784	10,056,546	46.6%
___________

*	Less than 1%
(1)	Except as set forth below, the mailing address of all individuals listed is c/o Ontrak, Inc., 2200 Paseo Verde Parkway, Suite 280, Henderson, NV 89052.
(2)
The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power. Except as noted below, each person named reportedly has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.

(3)
On April 8, 2022, there were 20,831,320 shares of common stock outstanding. Common stock not outstanding but which underlies options and rights (including warrants) vested as of or vesting within 60 days after April 8, 2022, is deemed to be outstanding for the purpose of computing the percentage of the common stock beneficially owned by each named person (and the directors and executive officers as a group), but is not deemed to be outstanding for any other purpose.

(4)
Consists of 9,114,155 shares of common stock. 9,114,155 shares of common stock are held of record by Acuitas Group Holdings, LLC, a limited liability company 100% owned by Terren S. Peizer, and as such, Mr. Peizer may be deemed to beneficially own or control. Mr. Peizer disclaims beneficial ownership of any such securities.

(5)	Includes options to purchase 184,722 shares of common stock, which are exercisable within the next 60 days.
(6)	Consists of 15,550 shares of common stock and options to purchase 134,549 shares of common stock, which are exercisable within the next 60 days.
(7)	Includes options to purchase 144,445 shares of our common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 97,822 shares of common stock, which are exercisable within the next 60 days.
(9)	Includes options to purchase 97,822 shares of common stock, which are exercisable within the next 60 days.
(10)	Consists of 8,200 shares of common stock and options to purchase 78,422 shares of common stock, which are exercisable within the next 60 days.
(11)	Dr. Accordino was appointed to serve as our Chief Medical Officer on September 27, 2021.
(12)	Ms. Osborne was appointed to serve as our Chief Customer Officer on August 30, 2021.

___________

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

Our common stock is traded on the NASDAQ Global Market. The Board of Directors has determined that five of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Sherman, Zecchini, Rebak and Ms. Seloff are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Each member of our Board of Directors serving on our Audit, Compensation and Nominations and Governance committees is “independent” within the meaning of the applicable Nasdaq listing standards.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2021 and 2020 and fees billed for other services rendered during those periods:

	2021	2020
Audit fees (1)	$262,000	$323,150
Audit-related fees (2)	—	20,000
Tax fees	—	—
All other fees	—	—
Total	$262,000	$343,150
_________
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
1.1
At Market Issuance Sales Agreement, dated November 5, 2021, between Ontrak, Inc. and B Riley FBR, Inc. (incorporated herein by reference to Exhibit 1.1 to the Company's Form 8-K filed with the Securities and Exchange Commission ("SEC") on November 5, 2021).

3.1	Amended and Restated Certificate of Incorporation of Catasys, Inc., incorporated by reference to Appendix A to Catasys, Inc.’s Definitive Schedule 14 C filed with the SEC on October 4, 2019.
3.2	Certificate of Amendment of Certificate of Incorporation, filed July 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on July 6, 2020).
3.3	By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.6 of Catasys, Inc’s Form 10-K filed with the SEC on March 22, 2019.
3.4	Amended and Restated Bylaws of Ontrak, Inc., effective July 6, 2020 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on July 6, 2020).
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

4.1
Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2005, on March 16, 2016.

4.4	Form of Senior Secured Note, incorporated by reference to Exhibit 4.1 of Catasys, Inc's Form 8-K filed with the SEC on September 25, 2019.
4.5
Purchase Warrant for Common Shares issued in favor of Special Situations Investing Group II, LLC, dated September 24, 2019, incorporated by reference to Exhibit 4.2 of Catasys, Inc.'s Form 8-K filed with the SEC on September 25, 2019.

4.6	Description of Securities incorporated by reference to Exhibit 4.6 of Ontrak, Inc.'s annual report on Form 10-K filed with the SEC for the year ended December 31, 2020 on March 9, 2021.
4.7
Form of Purchase Warrant for Common Shares in favor of Special Situations Investing Group II, LLC, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on March 8, 2022.

10.1#
Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to Exhibit 10.2 of Catasys Inc.’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2005, on March 16, 2016.

10.2#	Form of Stock Option Grant Notice incorporated by reference to exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the SEC on March 31, 2015.
10.3#	2017 Stock Incentive Plan, incorporated by reference to Exhibit B of Catasys, Inc.’s Preliminary Information Statement on Schedule 14C filed with the SEC on February 28, 2017.
10.4#
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

10.5
First Amendment to Note Purchase Agreement, dated as of June 30,2020, by and among Catasys, Inc., the Purchaser signatory thereto and Goldman Sachs Specialty Lending Group, L.P., incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 1, 2020.

10.6
Second Amendment to Note Purchase Agreement by and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of August 19, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 20, 2020).

10.7
Third Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 11, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 14, 2020)

10.8
Fourth Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of September 30, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 2, 2020).

10.9
Fifth Amendment to Note Purchase Agreement between and among the Company and Goldman Sachs Specialty Lending Group, L.P. dated as of December 14, 2020 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on December 15, 2020).

10.10
Sixth Amendment to Note Purchase Agreement between the Company and Goldman Sachs Specialty Lending Group, L.P. dated August 3, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on August 5, 2021).

10.11
Seventh Amendment to Note Purchase Agreement by and among the Company and Goldman Sachs Specialty Lending Group L.P. dated as of November 5, 2021 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on November 5, 2021).

10.12
Eight Amendment to Note Purchase Agreement between and among the Company, Broad Street Credit Holdings LLC and Goldman Sachs Specialty Lending Group, L.P. dated as of March 8, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 8, 2022).

10.13#
Employment Agreement dated March 16, 2020 by and between the Company and Mr. Brandon LaVerne, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on March 17, 2020.

10.14#
Employment Agreement dated October 19, 2020 by and between the Company and Mr. Robert Newton, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on October 23, 2020.

10.15#
Employment Agreement by and between Ontrak, Inc. and Mary Louise Osborne, dated August 10, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 10, 2021.

10.16#
Employment Agreement by and between Ontrak, Inc. and Arik Hill, dated August 11, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 12, 2021.

10.17#
Employment Agreement by and between Ontrak, Inc. and Dr. Robert Accordino, dated September 8, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on September 9, 2021.

14.1
Code of Ethics and Business Conduct, updated and approved by the Board of Directors in May 2021 (incorporated herein by reference to Exhibit 14.1 to the Company's Form 10-Q filed with the SEC on August 5, 2021).

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: April 15, 2022	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ TERREN S. PEIZER	Chairman of the Board of Directors	April 15, 2022
Terren S. Peizer	and Executive Chairman

/s/ JONATHAN MAYHEW	Chief Executive Officer	April 15, 2022
Jonathan Mayhew	(Principal Executive Officer)

/s/ BRANDON H. LAVERNE	Chief Financial Officer	April 15, 2022
Brandon H. LaVerne	(Principal Financial Officer)

/s/ JAMES J. PARK	Chief Accounting Officer	April 15, 2022
James J. Park	(Principal Accounting Officer)

/s/ RICHARD A. BERMAN	Director	April 15, 2022
Richard Berman

/s/ EDWARD ZECCHINI	Director	April 15, 2022
Edward Zecchini

/s/ MICHAEL SHERMAN	Director	April 15, 2022
Michael Sherman

/s/ ROBERT REBAK	Director	April 15, 2022
Robert Rebak

/s/ DIANE SELOFF	Director	April 15, 2022
Diane Seloff

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ontrak, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ontrak, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We identified the calculation of variable consideration related to price concessions as a critical audit matter due to the significant judgment and estimation required by management in their process. These estimates require the consideration of key assumptions such as insurance coverage levels which has estimation uncertainty. This in turn led to a high degree of auditor judgment, subjectivity, and effort in applying the procedures related to those assumptions.

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

EISNERAMPER LLP
Iselin, New Jersey
April 15, 2022

ONTRAK, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$58,824	$86,907
Restricted cash - current	6,716	9,127
Receivables, net	5,938	16,682
Unbilled receivables	3,235	4,426
Deferred costs - current	600	2,352
Prepaid expenses and other current assets	5,019	4,144
Total current assets	80,332	123,638
Long-term assets:
Property and equipment, net	3,785	2,273
Restricted cash - long-term	406	7,176
Goodwill	5,713	5,727
Intangible assets, net	2,346	3,561
Other assets	444	367
Operating lease right-of-use asset	656	1,959
Total assets	$93,682	$144,701

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,001	$1,287
Accrued compensation and benefits	2,343	4,723
Deferred revenue	441	20,954
Current portion of operating lease liability	595	434
Other accrued liabilities	5,953	9,012
Total current liabilities	10,333	36,410
Long-term liabilities:
Long-term debt, net	35,792	45,719
Long-term operating lease liability	932	1,403
Long-term finance lease liabilities	136	418
Other liabilities	934	—
Total liabilities	48,127	83,950
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 20,680,186 and 17,543,218 shares issued and outstanding at December 31, 2021 and 2020, respectively	2	2
Additional paid-in capital	436,721	414,773
Accumulated deficit	(391,168)	(354,024)
Total stockholders' equity	45,555	60,751
Total liabilities and stockholders' equity	$93,682	$144,701
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Revenue	$84,133	$82,837
Cost of revenue	31,214	43,603
Gross profit	52,919	39,234

Operating expenses:
Research and development	18,279	12,923
Sales and marketing	9,895	4,525
General and administrative	43,774	36,709
Restructuring, severance and related costs	8,952	—
Total operating expenses	80,900	54,157
Operating loss	(27,981)	(14,923)

Other expense, net	(1,013)	(1,213)
Interest expense, net	(7,997)	(7,219)
Loss before income taxes	$(36,991)	$(23,355)
Income tax (expense) benefit	(153)	645
Net loss	(37,144)	(22,710)
Dividends on preferred stock - declared and undeclared	(8,954)	(1,987)
Net loss attributable to common stockholders	$(46,098)	$(24,697)

Net loss per common share - basic and diluted	$(2.47)	$(1.44)

Weighted-average common shares outstanding - basic and diluted	18,656	17,112
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	16,616,165	$2	$307,403	$(331,314)	$(23,909)
Preferred stock issued, net	3,770,265	—	—	—	86,553	—	86,553
Preferred dividends declared	—	—	—	—	(1,241)	—	(1,241)
Stock issued in acquisition	—	—	74,984	—	5,035	—	5,035
Warrants exercised	—	—	72,112	—	133	—	133
Reclassification of warrant liability to equity	—	—	—	—	1,924	—	1,924
Stock options exercised	—	—	737,281	—	6,171	—	6,171
401(k) employer match	—	—	16,952	—	669	—	669
Stock-based compensation expense	—	—	25,724	—	8,126	—	8,126
Net loss	—	—	—	—	—	(22,710)	(22,710)
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(8,954)	—	(8,954)
Common stock issued in ATM offering, net	—	—	1,324,185	—	10,871	—	10,871
Common stock issued relating to settlement of contingent consideration	—	—	164,898	—	1,443	—	1,443
Warrants exercised	—	—	1,184,641	—	58	—	58
Stock options exercised and RSUs vested	—	—	400,326	—	5,560	—	5,560
401(k) employer match	—	—	62,918	—	1,112	—	1,112
Stock-based compensation expense	—	—	—	—	11,858	—	11,858
Net loss	—	—	—	—	—	(37,144)	(37,144)
Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(37,144)	$(22,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11,858	8,126
Restructuring and related costs	6,297	—
Paid-in-kind interest expense	—	3,500
Depreciation expense	1,070	303
Amortization expense	2,941	1,624
Deferred taxes	—	(654)
Gain on forgiveness of PPP loan	(171)	—
Change in fair value of warrants	—	1,233
Change in fair value of contingent consideration	1,315	(20)
401(k) employer match in common shares	1,105	691
Changes in operating assets and liabilities:
Receivables	10,744	(13,014)
Unbilled receivables	1,191	(2,333)
Prepaid and other assets	(867)	(5,677)
Accounts payable	(314)	(175)
Deferred revenue	(20,513)	15,057
Lease liabilities	(310)	(373)
Other accrued liabilities	(3,357)	8,140
Net cash used in operating activities	(26,155)	(6,282)
Cash flows from investing activities
Purchases of property and equipment	(4,480)	(1,757)
Acquisition of LifeDojo, net of cash acquired	—	(2,881)
Net cash used in investing activities	(4,480)	(4,638)

Cash flows from financing activities
Proceeds from issuance of common stock	11,142	—
Common stock issuance costs	(271)	—
Proceeds from issuance of preferred stock	—	87,359
Preferred stock issuance costs	—	(806)
Dividends paid	(8,954)	(1,241)
Repayment of 2024 Notes	(10,807)	—
Proceeds from 2024 Notes	—	10,000
Debt issuance costs	—	(128)
Proceed from warrant exercise	58	133
Proceed from options exercise	5,584	6,171
Payment of taxes related to net-settled stock awards	(24)	—
Finance lease obligations	(325)	(186)
Financed insurance premium payments	(3,032)	(1,190)
Net cash (used in) provided by financing activities	(6,629)	100,112

Net change in cash and restricted cash	(37,264)	89,192
Cash and restricted cash at beginning of period	103,210	14,018
Cash and restricted cash at end of period	$65,946	$103,210

Supplemental disclosure of cash flow information:
Interest paid	$7,146	$2,961
Income taxes paid	108	—
Non-cash financing and investing activities:
Common stock issued to settle contingent liability	$1,443	$—
Stock issued in acquisition of LifeDojo	—	5,035
Financed insurance premiums	3,144	3,344
Reclassification of warrant liability to equity	—	1,924
Finance lease and accrued purchases of property and equipment	162	500
Contingent consideration and cash holdback relating to acquisition of LifeDojo	—	605
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform provides claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

The Company's integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. The Ontrak program seek to improve member health and deliver validated cost savings to healthcare payors.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include Ontrak, Inc., its wholly-owned subsidiaries and its variable interest entities (VIEs). The accompanying consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and instructions to Form 10-K and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. The Company operates as one segment. Certain prior period amounts have been reclassified for consistency with current period presentation.
The Company’s ability to fund ongoing operations is dependent on several factors. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, the Company’s funding is dependent upon the success of management’s plan to increase revenue and control expenses. The Company provides services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations. The Company also provides mental health and wellbeing support to members of employer customers under our LifeDojo wellbeing solution.
As of December 31, 2021, our cash and restricted cash was $65.9 million and we had working capital of approximately $70.0 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under a master note purchase agreement the Company entered into with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, on April 15, 2022 (the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See Note 15 below for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectation.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. We had an average monthly cash burn rate of approximately $2.2 million for the year ended December 31, 2021. In addition to revenue from business operations, our primary source of capital is the amount available under the Keep Well Agreement. We may also be able to raise capital through equity financing, however, when we can effect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for on-going liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Goldman debt agreement contains various financial covenants, and any unanticipated non-compliance with those covenants could result in an acceleration of the repayment of the outstanding loan balance, and our ability to borrow funds under the Keep Well Agreement is subject to conditions precedent being satisfied, and we may not satisfy such conditions precedent if and when we need to borrow funds thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to, and if we borrow funds under the Keep Well Agreement, we will be subject to, restrictive covenants, operational restrictions and security interests in our assets.
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
Revenue Recognition
The Company generates revenue from contracts with customers as it satisfies its performance obligations to customers and their members enrolled in our Ontrak program. The Ontrak program service is transferred to a customer when, or as, the customer obtains control of that service. A performance obligation may be satisfied over time or at a point in time. Revenue from a performance obligation satisfied over time is recognized by measuring progress in a manner that depicts the transfer of services to the customer. Revenue from a performance obligation satisfied at a point in time is recognized at the point in time that the Company determines the customer obtains control over the promised service. The amount of revenue recognized reflects the consideration the Company expects to be entitled to in exchange for those promised services (i.e., the “transaction price”). In determining the transaction price, the Company considers multiple factors, including identification of the performance obligation and the effects of variable consideration. Variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. In determining when to include variable consideration in the transaction price, the Company considers the range of possible outcomes, the predictive value of past experiences, the time period of when uncertainties expect to be resolved and the amount of consideration that is susceptible to factors outside the Company's influence, such as the judgment and actions of third parties.

Deferred Revenue

Deferred revenue represents billed, but unrecognized revenue, and is comprised of fees billed or received in advance of the delivery or completion of the services when revenue recognition criteria have not been met. Deferred revenue is recognized as our performance obligation is satisfied over the length of the Ontrak program as our services are delivered.
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
Commissions

Commissions paid to our sales force and engagement specialists are deferred as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue that gave rise to the commissions. Commissions for initial customer contracts and member enrollments are deferred on the consolidated balance sheets and amortized on a straight-line basis over estimated useful life, which has been determined to be six years and one year, respectively.
For the year ended December 31, 2021 and 2020, amortization expense relating to deferred commission costs was $3.6 million and $1.7 million, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents at December 31, 2021 and 2020.
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

Capitalized Internal Use Software Costs

Costs of computer software obtained or developed for internal use are accounted for in accordance with ASC 350, Intangibles— Goodwill and Other (“ASC 350”). Certain costs in the development of our internal use software are capitalized when the preliminary project stage is completed and it is probable that the project will be completed and performed as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party consultants who are directly associated with and who devote time to internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades and enhancements to the Company’s internal use software solutions are also capitalized. Costs incurred for training, maintenance and minor modifications or enhancements are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful life of three years.

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. The Company conducted its annual goodwill impairment test as of October 1, 2021 and determined that no impairment of goodwill existed.

Definite-lived intangible assets include acquired software technology and customer relationships resulting from a business acquisition. The Company amortizes such definite-lived intangible assets on a straight line basis over their estimated useful lives. Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. See below under "Valuation of Long-Lived Assets" for more information.

Recoverability of Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows attributable to the long-lived assets could result in a write-down of the asset in a future period.

The Company conducted an impairment analysis of its long-lived assets and determined that there was no impairment relating to these long-lived assets, except for assets identified in the Company's restructuring plan as summarized in Note 6.

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

The following tables summarize fair value measurements by level at December 31, 2021 and 2020, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$357	$357
Total liabilities	$—	$—	$357	$357

	Balance at December 31, 2020
	Level I	Level II	Level III	Total
Letter of credit (1)	$408	$—	$—	$408
Total assets	$408	$—	$—	$408

Contingent consideration (2)	$—	$—	$485	$485
Total liabilities	$—	$—	$485	$485
_______________
(1) $0.3 million and $0.4 million was included in "Restricted cash - long-term" on our consolidated balance sheets as of December 31, 2021 and 2020, respectively.
(2) Contingent consideration was included in "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2021 and 2020.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2021, represent liabilities measured at market value on a recurring basis which include warrant liabilities and contingent consideration relating to a stock price guarantee in an acquisition. In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are being marked-to-market each quarter-end until they are completely settled or expire. The warrants are valued using the Black-Scholes option-pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. See "Warrant Liabilities" below. The fair value of contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the 2024 Notes approximates the market rate for debt with similar terms and risk characteristics.

The fair value measurements using significant Level III inputs, and changes therein, for the years ended December 31, 2021 and 2020 were as follows (in thousands):

Level III Warrant Liabilities
Balance as of December 31, 2019	$691
Reclassification of warrant liability to equity upon exercise of warrant	(1,337)
Reclassification of warrant liability to equity upon change in classification	(587)
Change in fair value	1,233
Balance as of December 31, 2020	$—

Level III Contingent Consideration
Balance as of December 31, 2019	$—
Contingent consideration - acquisition of LifeDojo	505
Change in fair value	(20)
Balance as of December 31, 2020	$485
Change in fair value	1,315
Payment of contingent consideration	(1,443)
Balance as of December 31, 2021	$357

The $0.4 million and $0.5 million of contingent consideration liability as of December 31, 2021 and 2020, respectively, were included in "Other accrued liabilities" on our consolidated balance sheets. We recorded a loss of $1.3 million and a gain of $0.02 million resulting from changes in fair value of the contingent consideration relating to a stock price guarantee in "Other expense, net" on our consolidated statements of operations for the years ended December 31, 2021 and 2020, respectively. See Note 7 below for more information regarding payment of $1.4 million contingent consideration during the year ended December 31, 2021.
Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

December 31, 2020
Volatility	96.30%
Risk-free interest rate	0.65%
Weighted average expected life (in years)	5.42
Dividend yield	0%

For the year ended December 31, 2020, losses related to the revaluation of warrant liabilities, which were recorded in "Other expense, net" in the consolidated statements of operations, was $1.2 million.

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

The Company's consolidated balance sheets included the following assets and liabilities from its VIEs (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$1,356	$1,206
Unbilled accounts receivable	80	272
Prepaid and other current assets	48	46
Total assets	$1,484	$1,524

Accounts payable	$10	$9
Accrued liabilities	11	234
Deferred revenue	40	76
Payables to Ontrak	1,841	1,695
Total liabilities	$1,902	$2,014
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
For more information about concentration of our accounts receivable and revenue, see Note 4 below.
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
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08, however, do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted, including adoption in an interim period.
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06").” ASU 2020-06 modifies and simplifies accounting for convertible instruments, and eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than the fiscal year beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of ASU 2020-06 on its consolidated financial statements and related footnote disclosures.
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

Note 3. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the periods presented (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$58,824	$86,907
Restricted cash - current:
Dividend payments on preferred stock	6,716	8,954
Cash held in escrow account (1)	—	173
Subtotal - Restricted cash - current	6,716	9,127
Restricted cash - long term:
Dividend payments on preferred stock	—	6,716
Letter of credit (2)	306	410
Cash required per note agreement (3)	100	50
Subtotal - Restricted cash - long term	406	7,176
Cash, cash equivalents and restricted cash	$65,946	$103,210
____________
(1) Related to cash held in escrow as part of the LifeDojo acquisition.
(2) LOC required as part of our headquarters office lease.
(3) Cash required to be maintained in our accounts per the 2024 Note agreement.

Note 4. Accounts Receivable and Revenue Concentration

The following table is a summary of concentration of credit risk by customer revenue as a percentage of our total revenue:

	Year Ended December 31,
Percentage of Revenue	2021	2020
Customer A	44.3%	18.1%
Customer B	28.8	57.9
Customer C	12.4	7.7
Customer D	5.2	10.4
Remaining Customers	9.3	5.9
Total	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

	At December 31,
Percentage of Accounts Receivable	2021	2020
Customer B	94.0%	13.5%
Customer A	—	85.9
Remaining customers	6.0	0.6
Total	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the year ended December 31, 2021 and 2020.

On February 26, 2021, the Company received a termination notice from Customer B and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. As a result of this termination notice, the Company’s management assessed various options and deemed it prudent to initiate a workforce reduction plan to effectively align its resources and manage its operating costs, resulting in reduction of 35% of full time positions. In addition, on August 18, 2021, the Company received a termination notice from Customer A of their intent not to continue the program past December 31, 2021. All members relating to Customer A have completed their participation in the program as of December 31, 2021. See Note 6 below for more information relating to restructuring, including reduction in workforce.

In September 2021, the Company agreed to a contract modification with a current customer to credit certain fees in order to align with the customer's program spend, which was recorded as a cumulative adjustment, and was not considered to be significant for the year ended December 31, 2021.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Software	$4,051	$2,441
Computers and equipment	456	893
ROU assets - finance lease	375	934
Leasehold improvements	17	17
Software development in progress	1,514	5
Subtotal	6,413	4,290
Less: Accumulated depreciation and amortization	(2,628)	(2,017)
Property and equipment, net	$3,785	$2,273

Total depreciation and amortization expense relating to property and equipment presented above was $1.4 million and $0.4 million for the year ended December 31, 2021 and 2020, respectively.

During the fourth quarter of 2021, the Company wrote-off $1.8 million, net relating to computers, equipment, software and software development in progress that were identified as obsolete and no longer in use, and included as part of "Restructuring, severance and related costs" on our consolidated statements of operations. See Note 6 below for more information.

Capitalized Internal Use Software Costs

During the year ended December 31, 2021 and 2020, the Company capitalized $4.5 million and $1.1 million, respectively, of costs relating to development of internal use software and recorded approximately $0.9 million and $0.2 million, respectively, of amortization expense relating to these capitalized internal use software costs.

Note 6. Restructuring, Severance and Related Costs

In November 2021, the Company approved a restructuring plan as part of management's cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. During the year ended December 31, 2021, the Company incurred a total of $9.0 million of restructuring, severance and related costs. The restructuring plan included the following:

•Technology strategy - the Company made a change in its technology enhancement plan to provide enhanced functionality in a more cost effective and timely manner, resulting in abandonment of internally-developed software and write-off of obsolete assets, including software development in progress, computers, equipment, other assets and contract costs, which totaled $5.4 million for the year ended December 31, 2021.

•ROU operating lease asset impairment - the Company approved a plan for its headquarter office-based employees to work 100% remotely on a permanent basis and entered into an agreement with a broker to list the entire office space for sublease and determined an impairment charge of $0.9 million for the year ended December 31, 2021 to reduce the carrying value of the ROU operating lease asset to its estimated fair value. Significant assumptions used to estimate fair value were the current economic environment, real estate market conditions and general market participant assumptions.
•Reduction-in-workforce - the Company approved plans to reduce its workforce in various departments to effectively align its resources and manage operating costs, which resulted in a total of $2.7 million of termination benefits for the year ended December 31, 2021 related to the workforce reductions initiated in March and November 2021. As of December 31, 2021, we paid $2.3 million of the total $2.7 million of termination benefits and $0.4 million of accrued termination related costs remained outstanding as part of "Other accrued liabilities" on our consolidated balance sheet.

Note 7. Acquisition

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
On October 28, 2021, which was the completion date of the measurement period, the Company determined that the fair value of the contingent consideration was $1.8 million and elected to pay 205,741 shares of the Company's common stock. As of December 31, 2021, 40,843 shares of common stock remain to be issued, pending response for stockholder. As such, $0.4 million of contingent liability remained as part of "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2021.

Note 8. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was as follows (in thousands):

Goodwill
Balance at December 31, 2020	$5,727
Adjustment related to acquisition of LifeDojo	(14)
Balance at December 31, 2021	$5,713

The $5.7 million of goodwill related to the acquisition of LifeDojo is not deductible for tax purposes.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2021			At December 31, 2020
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(1,361)	$2,139	$3,500	$(194)	$3,306
Customer relationships	5	270	(63)	207	270	(15)	255
Total		$3,770	$(1,424)	$2,346	$3,770	$(209)	$3,561

Amortization expense for intangible assets was $1.2 million and $0.2 million for the years ended December 31, 2021 and 2020, respectively.

At December 31, 2021, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

2022	$1,221
2023	1,026
2024	54
2025	45
Total	$2,346

Note 9. Common Stock and Preferred Stock
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

Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Net loss	$(37,144)	$(22,710)
Dividends on preferred stock - declared and undeclared	(8,954)	(1,987)
Net loss attributable to common stockholders	$(46,098)	$(24,697)

Weighted-average shares of common stock outstanding	18,656	17,112
Net loss per common share - basic and diluted	$(2.47)	$(1.44)

The following common equivalent shares issuable upon the exercise of stock options and warrants have been excluded from the calculation of diluted earnings per common share as their effect was anti-dilutive:

	December 31,
	2021	2020
Warrants to purchase common stock	35,832	1,465,927
Options to purchase	3,618,145	3,616,314
Total shares excluded from net loss per share	3,653,977	5,082,241

Common Stock

In November 2021, the Company entered into an at-the market ("ATM") agreement with a designated broker under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $70 million. During November and December 2021, we sold 1,324,185 shares of our common stock under the ATM agreement, resulting in total gross proceeds of $11.1 million ($10.8 million, net of commission and fees). The $10.8 million of net proceeds from this ATM offering of our common stock was used to pay down a portion of the outstanding loan balance of our 2024 Notes. See Note 10 below for more information.

In November 2021, the Company issued a total of 164,898 unregistered, restricted shares of our common stock as consideration for the payment of a portion of the $1.8 million stock price guarantee contingent liability, which was related to our acquisition of LifeDojo, Inc. See Note 7 above for more information.

Preferred Stock

In August 2020, we completed the offering of 1,700,000 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock") and in September 2020, we completed the closing of the underwriters' full exercise of the over-allotment option of 255,000 additional shares of Series A Preferred Stock, resulting in aggregate gross proceeds of $48.9 million to the Company (or $45.1 million net of underwriting fees and other offering expenses). In mid-September 2020, we began an at-the-market ("ATM") offering of the Series A Preferred Stock through a designated broker for up to 2,000,000 shares, of which we sold 5,027 shares in November 2020. In December 2020, we terminated the ATM offering and began an underwritten offering of the Series A Preferred Stock, under which we completed the offering of 1,730,000 shares of Series A Preferred Stock as well as the issuance of 80,238 shares of Series A Preferred Stock under the over-allotment option, resulting in total gross proceeds, including the proceeds of the ATM offering, of $44.9 million (or $41.4 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive, and in certain other events.

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

On November 11, 2020, our Board of Directors declared the first quarterly dividend on the Company's Series A Preferred Stock for shareholders of record as of the close of business on November 15, 2020. The first quarterly cash dividend equaled $0.6333333 per share, representing more than a full quarter as it covered the period from, and including, the first date the Company issued the Series A Preferred Shares. In 2021, our Board of Directors declared each of the four quarterly dividends on the Company's Series A Preferred Stock for shareholders of record on each record date of 2021. Each quarterly cash dividend paid equaled $0.593750 per share, at 9.50% per annum of liquidation preference of $25.00 per share. At December 31, 2021, we had undeclared dividends of $0.7 million.

Note 10. Debt
2024 Notes

The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The 2024 Notes, as amended, permits the Company to issue Series A Preferred Stock in an amount not to exceed $125 million, to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering, and permits the Company's issuance of common shares up to a market value of $70 million through an at-the-market ("ATM") offering, provided that proceeds from any such ATM offering are solely used to repay the 2024 Notes. The 2024 Notes, as amended, also included changes to redefine certain definitions and financial covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio and elimination of Minimum Revenue, primarily intended to increase the Company’s financial flexibility. The 2024 Notes, as amended, also contains customary covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance, comply with applicable laws, and customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. Prepayment of the 2024 Notes on or after February 15, 2022, but before March 25, 2023, must be accompanied by a yield maintenance premium and/or prepayment fee in accordance to the terms of the 2024 Notes. The Company was in compliance with all of its debt covenants as of December 31, 2021.

The 2024 Notes, as amended, bear interest, based on the Company's election, at either a floating rate plus an applicable margin based on cash interest payments or a floating rate plus a slightly higher applicable margin based on interest payment in kind. The applicable margins are subject to stepdowns, in each case, following the achievement of certain financial ratios. The LIBOR benchmark is expected to be discontinued pursuant to a transition guidance based on seven tenors, among which the overnight, one-month, three-month, six-month and 12-month tenors are expected to continue until the end of June 2023. The one-week and two-month U.S. dollar settings for LIBOR ceased on December 31, 2021. The terms of the Note Agreement allow for a replacement rate if the LIBOR index is discontinued. At December 31, 2021, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 14.25%. The entire principal amount of the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. The principal amount of the 2024 Notes increased by $3.5 million in the form of payment in kind of the interest component during the year ended December 31, 2020. During the fourth quarter ended December 31, 2021, the Company repaid $10.8 million of the outstanding loan balance of our 2024 Notes with the net proceeds from the ATM offering of our common stock.

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
The assumptions used in the Black-Scholes option-pricing model remain unchanged and are determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consisted of the following (in thousands):

	December 31,
	2021	2020
Principal	$39,194	$50,001
Less: debt discount	(3,402)	(4,282)
Net carrying amount	$35,792	$45,719

The following table sets forth total interest expense recognized related to the 2024 Notes (in thousands):

	December 31,
	2021	2020
Contractual interest expense	$7,052	$6,429
Accretion of debt discount	880	750
Total	$7,932	$7,179
Other
In August 2020, the Company financed a portion of its insurance premiums totaling $0.3 million at an annual effective rate of 8.25%, payable in ten equal monthly installments beginning on September 1, 2020 and a down payment of $0.1 million at inception. In November 2020, the Company financed $3.0 million of insurance premiums at an annual effective rate of 4.95%, payable in ten equal monthly installments beginning on December 8, 2020 and a down payment of $0.8 million at inception. At December 31, 2021, there was no outstanding balance under these 2020 insurance financing agreements.
In November 2021, the Company financed a portion of its insurance premiums for the new term totaling $3.1 million at an annual effective rate of 2%, payable in ten equal monthly installments beginning on December 8, 2021 and a down payment of $0.6 million at inception. At December 31, 2021, there was $2.3 million relating to this 2021 financed insurance premium outstanding and it was included as part of "Other accrued liabilities" on our consolidated balance sheet.
In May 2021, the Company received notification that its $0.2 million of PPP loan assumed through the LifeDojo acquisition has been fully forgiven and the full amount of $0.2 million has been recognized as a gain as a component of "Other expense, net" in our consolidated statement of operations for the year ended December 31, 2021.

Note 11. Stock Based Compensation
Our 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provides for the issuance of 5,082,955 shares of our common stock. We have granted stock options to executive officers, employees, members of our board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over three to five years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of December 31, 2021, we had 3,730,019 stock options and RSUs outstanding. We had no shares available for future awards as of December 31, 2021; however, 226,779 evergreen shares were registered on January 3, 2022 and reserved for future awards under the 2017 Plan.
Stock-based compensation expense was approximately $11.9 million and $8.1 million for the years ended December 31, 2021 and 2020, respectively. The Company issued $0.4 million of common stock to one of the Company's executives during the quarter ended March 31, 2020 and it is included in stock-based compensation expense for the year ended December 31, 2020.
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2021	2020
Volatility	79.00% - 88.00%	78.00%
Risk-free interest rate	0.19% - 1.24%	0.00% - 1.55%
Expected life (in years)	2.75 - 6.08	2.63 - 6.08
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2021, reflects the application of the simplified method prescribed in SEC's Staff Accounting Bulletin (“SAB”) No.

107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2020	3,616,314	$14.66
Granted	1,081,478	18.27
Exercised	(395,181)	14.13
Forfeited	(684,195)	13.91
Expired	(271)	48.00
Outstanding at December 31, 2021	3,618,145	13.55

Options vested and exercisable at December 31, 2021	1,212,049	$13.79
As of December 31, 2021, there was $18.7 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 2.08 years.
Restricted Stock Units - Employees
We estimate the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity during the year ended December 31, 2021 issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2020	30,000	$51.98
Granted	119,000	28.64
Vested	(8,126)	51.98
Forfeited	(29,000)	28.39
Non-vested at December 31, 2021	111,874	33.27

As of December 31, 2021, there was $3.4 million of unrecognized compensation cost related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted average period of 3.70 years.
Stock Options and Warrants – Non-employees
The Company did not issue any stock options to consultants during the years ended December 31, 2021 and 2020. Stock compensation expense related to consultants was $0.03 million for each of the years ended December 31, 2021 and 2020. As of December 31, 2021, there was $0.02 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to non-employees under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 0.17 years.

In addition to stock options granted under the Plan, we have also granted warrants to purchase common stock to certain non-employees that have been approved by our Board of Directors. A summary of warrants activity for non-employees was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2020	1,465,927	$6.02
Issued (1)	1,181	16.75
Exercised (2)	(1,402,866)	5.77
Expired	(28,410)	4.80
Outstanding as of December 31, 2021	35,832	16.75
Warrants exercisable as of December 31, 2021	35,832	16.75
_______________________
(1) Represents shares increased per warrant's anti-dilution requirement as ATM common shares were issued as discussed in Note 9 above.
(2) Included in total number of warrants exercised are 218,225 shares that were net settled at the election of the warrant holders during the year ended December 31, 2021.
There were no new warrants issued to non-employees during the year ended December 31, 2021 and 2020, except the anti-dilutive shares issued as described in the table above.
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

Note 12. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space for our former corporate headquarters in Santa Monica, California, which is accounted for as an operating lease and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreement includes approximately 7,869 square feet of office space for a lease term of 60 months, which commenced in July 2019, with base annual rent of approximately $0.6 million subject to annual adjustments. The finance leases are generally for 36 month terms.
The Company’s operating lease relating to its former Santa Monica Headquarters does not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The lease includes renewal options and escalation clauses. The renewal options have not been included in the calculation of the operating lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses. During the fourth quarter of 2021, the Company approved a plan for its headquarter office-based employees to work 100% remotely on a permanent basis and entered into an agreement with a broker to list the entire office space for sublease. As a result of this real estate rationalization decision, an impairment analysis of our operating right-of-use asset resulted in an impairment charge of $0.9 million to reduce the carrying value of this asset to its estimated fair value.
Quantitative information for our leases was as follows (in thousands):

		December 31,
Consolidated Balance Sheets	Balance Sheet Classification	2021	2020
Assets
Operating lease asset	"Operating lease right-of-use-asset"	$656	$1,959
Finance lease assets	"Property and equipment, net"	186	721
Total lease assets		$842	$2,680
Liabilities
Current
Operating lease liability	"Current portion of operating lease liability"	$595	$434
Finance lease liabilities	"Other accrued liabilities"	282	321
Non-current
Operating lease liability	"Long-term operating lease liability"	932	1,403
Finance lease liabilities	"Long-term finance lease liabilities"	136	418
Total lease liabilities		$1,945	$2,576

	Year Ended December 31,
Consolidated Statements of Operations	2021	2020
Operating lease expense	$722	$663
Short-term lease rent expense	66	104
Variable lease expense	43	37
Total rent expense	$831	$804
Finance lease expense:
Amortization of leased assets	$305	$209
Interest on lease liabilities	42	31
Total	$347	$240

	Year Ended December 31,
Consolidated Statements of Cash Flows	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$649	$580
Financing cash flows from finance leases	325	186

	December 31,
Other Information	2021	2020
Weighted-average remaining lease term (years)
Operating lease	2.3	3.8
Financing leases	1.5	2.4
Weighted-average discount rate (%)
Operating lease	10.73%	10.15%
Finance leases	11.46%	10.88%
The following table sets forth maturities of our lease liabilities (in thousands):

	At December 31, 2021
	Operating Lease	Financing Leases	Total
2022	$727	$302	$1,029
2023	674	139	813
2024	332	—	332
Total lease payments	1,733	441	2,174
Less: imputed interest	(206)	(23)	(229)
Present value of lease liabilities	1,527	418	1,945
Less: current portion	(595)	(282)	(877)
Lease liabilities, non-current	$932	$136	$1,068

Note 13. Income Taxes
The components of our income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current:
State	$(153)	$(9)
Total current taxes	(153)	(9)
Deferred:
Federal	—	540
State	—	114
Total deferred taxes	—	654
Income tax (expense) benefit	$(153)	$645

The income tax expense for the year ended December 31, 2021 was primarily related to state minimum taxes. The income tax benefit for the year ended December 31, 2020 was a result of the deferred tax liability recorded at the time of the LifeDojo acquisition that was subsequently reversed at December 31, 2020.

As of December 31, 2021, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $311 million and $113 million, respectively. The net federal operating loss carry forwards begin to expire in 2023, and net state operating loss carry forwards have already begun to expire. The expiration of these state net operating losses does not affect our deferred tax asset since it has already been reduced resulting from our Section 382 study.

As of December 31, 2021, the Company completed an analysis of its ownership changes since formation in accordance with Section 382 of the Internal Revenue Code of 1986, as amended. As a result of the study, the Company expects federal and state NOLs of approximately $152 million and $64 million, respectively, to expire unutilized and the Company has reduced its gross deferred tax asset associated with the NOL carryforward, for the amount that has or is expected to expire unutilized, with an offsetting reduction to the valuation allowance.
Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $46.1 million and $38.6 million against all of its deferred tax assets as of December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, the total change in valuation allowance was $7.6 million and $(31.6) million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.
Net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Net operating losses	$38,122	$34,593
Stock-based compensation	3,046	1,888
Interest expense	5,009	3,253
Accrued liabilities and reserves	380	322
Fixed assets	(427)	(864)
Lease liability	479	655
Other temporary differences	195	200
Deferred commission	(150)	(612)
Prepaid expenses	(299)	(192)
Right-of-use assets	(207)	(681)
Valuation allowance	(46,148)	(38,562)
Net deferred tax asset	$—	$—

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
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years presented was as follows:

	Year Ended December 31,
	2021	2020
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	0.6	1.9
Section 162(m)	(1.5)	(4.2)
Change in federal valuation allowance	(18.6)	121.0
Reduction in federal NOL carryforward DTA due to 382 study results	(0.8)	(135.6)
Other	(1.1)	(1.3)
Effective tax rate	(0.4)%	2.8%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2021 and 2020, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with sufficient nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2017, and by the IRS for tax years prior to 2018. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized or expired and such tax years are closed.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2021, there have been no material changes to our tax positions.

Note 14. Commitments and Contingencies
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
Loss Contingency

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed and has been taken under submission, with no oral argument. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative

Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 8, 2022, defendants filed an unopposed motion to stay the case pending a ruling on the Motion to Dismiss in the Consolidated Class Action. Although all the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On April 4, 2022, the parties filed a joint stipulation extending defendants time to respond to the initial complaint until May 6, 2022. On April 6, 2022, the Court issued an order determining the case to be complex and staying the case pending an initial status conference. The initial status conference is currently scheduled for June 7, 2022 at 10:00 a.m. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

Note 15. Subsequent Events
On February 14, 2022, the Company repaid $9.0 million of the outstanding balance of the 2024 Notes. This prepayment met the requirements as prescribed in the terms of the note agreement such that no yield maintenance premium and no prepayment fee were applicable. On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, a required prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, restrictions on the declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022, and elimination of LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward.
In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of March 31, 2022, a Ticking Warrant to purchase 19,984 shares of the Company's common stock was issued to the Holder.

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Keep Well Agreement”) with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, pursuant to which, subject to specified conditions, the Company may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which the Company files a report with the SEC that states there is substantial doubt regarding the Company’s ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, the Company will issue senior secured notes (each, a "Keep Well Note") to Acuitas, or an entity affiliated with it ("Purchaser"), in return for the specified face amount of such senior secured note. The Keep Well Notes will accrue interest based on the Secured Overnight Financing Rate plus a corresponding applicable margin, for an all-in interest rate equating to 16.25% as of the closing date of the Keep Well Agreement. The Keep Well Notes will be due on September 1, 2023, subject to acceleration for certain customary events of default. In addition to customary conditions precedent, Purchaser's obligation to purchase Keep Well Notes is subject to the condition that (x) the Company used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company was unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of the independent directors of the Company (such determination to be made as if the financing contemplated by the Keep Well Agreement were not available to the Company; and (z) (1) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge all its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount.

As of the date hereof, the Company has borrowed no funds under the Keep Well Agreement. If a Keep Well Note is issued, the Company’s obligations under the Keep Well Agreement will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions.

The Keep Well Agreement was evaluated by, and negotiated at the direction of, a special committee of independent and disinterested directors of the Company’s board of directors. The Company’s board of directors approved the Keep Well Agreement upon the recommendation for such approval by the special committee.

The Keep Well Agreement contains customary covenants that must be complied with by the Company, including, among other covenants, restrictions on the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into certain asset sale transactions, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for 2022, and during 2023, consolidated recurring revenue for the preceding twelve months be at least $15.0 million tested monthly; and a requirement that consolidated liquidity must be greater than $5.0 million at all times.

The Keep Well Agreement contains customary events of default, including, among others, a payment default, bankruptcy events, cross-default provisions, breaches of covenants and representations and warranties, change of control, and judgment defaults. In the case of an event of default, Purchaser may, among other remedies, accelerate the payment of all obligations under the Keep Well Notes.

The Company has the right terminate the Keep Well Agreement at any time prior to borrowing funds thereunder (such date on which such funds are borrowed, the "Initial Keep Well Note Date"). Any Commitment Shares (as defined below) that would have been earned prior to such termination, subject to obtaining the Commitment Shares Stockholder Approval (as defined below), will be earned and issued upon Commitment Shares Stockholder Approval, and the Company’s obligation to seek Commitment Shares Stockholder Approval shall survive any such termination.

In connection with entering into the Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules (the “Commitment Shares Stockholder Approval”), the Company will issue up to 739,645 shares of its common stock to Purchaser (or any entity affiliated with Purchaser, as designated by Purchaser) (the

“Commitment Shares”), (a) 50% of which will be issued upon obtaining Commitment Shares Stockholder Approval, (b) 25% of which will be issued upon the later of June 1, 2022 and obtaining Commitment Shares Stockholder Approval, unless on or before June 1, 2022, the Company has secured sufficient capital to replace the Available Amount pursuant to an alternative financing approved by the Company’s board of directors; and (c) 25% of which will be issued on the later of the Initial Keep Well Note Date and obtaining the Commitment Shares Stockholder Approval.

In connection with the each Keep Well Note sold by Company, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules (the “Keep Well Warrant Stockholder Approval”), the Company will issue to Purchaser (or an entity affiliated with Purchaser, as designated by Purchaser) a warrant to purchase shares of the Company’s common stock (each, a “Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Keep Well Warrant will be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Keep Well Warrant. Each Keep Well Warrant will have a term of five years and an exercise price equal to $1.69, which was the consolidated closing bid price of the Company’s common stock as reported by Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. Each Keep Well Warrant will contain customary adjustment provisions in the event of stock splits, combinations, and similar transactions, and will provide specified information, registration and indemnification rights to the holder of such Keep Well Warrant.

The Company agreed to seek the Commitment Shares Stockholder Approval and the Keep Well Warrant Stockholder Approval at a stockholders meeting to be held on or on or before September 9, 2022.

If Acuitas' beneficial ownership of the Company’s capital stock equals at least a majority of the voting power of the Company’s outstanding capital stock following the issuance of any of the Commitment Shares, a Keep Well Warrant or any shares of common stock issuable upon exercise of a Keep Well Warrant, Acuitas agreed to enter into a stockholders agreement with the Company (the “Stockholders Agreement”) pursuant to which Acuitas would agree to vote the shares of the Company’s common stock it beneficially owns (a) in favor of an amendment to the certificate of incorporation or bylaws of the Company that would require the Company’s board of directors to include not fewer than three independent directors at all times, (b) in favor of the election or re-election of independent directors nominated for election by the Company’s board of directors or by the nominating committee thereof unless the failure of a nominee to be elected or re-elected to the Company’s board of directors would not result in the Company having fewer than three independent directors following such election, and (c) against any proposal or action that would result in the Company’s board of directors having fewer than three independent directors at all times. In addition, under the Stockholders Agreement, the parties will agree that the Company will not enter into any transaction between the Company or any of its affiliates, on the one hand, and Acuitas or any of its affiliates (excluding the Company and its affiliates), on the other hand, unless it is approved by a majority of the independent directors then serving on the Company’s board of directors.