Form 10-Q
period 2022-03-31
Ontrak, Inc.
filed 2022-05-11
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
Commission File Number 001-31932
____________________________
Ontrak, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2200 Paseo Verde Parkway, Suite 280, Henderson, NV 89052
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 5, 2022, there were 20,862,648 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$27,248	$58,824
Restricted cash - current	4,477	6,716
Receivables, net	5,775	5,938
Unbilled receivables	4,168	3,235
Deferred costs - current	398	600
Prepaid expenses and other current assets	4,565	5,019
Total current assets	46,631	80,332
Long-term assets:
Property and equipment, net	3,546	3,785
Restricted cash - long-term	406	406
Goodwill	5,713	5,713
Intangible assets, net	2,041	2,346
Other assets	485	444
Operating lease right-of-use assets	861	656
Total assets	$59,683	$93,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,933	$1,001
Accrued compensation and benefits	2,521	2,343
Deferred revenue	488	441
Current portion of operating lease liabilities	617	595
Other accrued liabilities	4,881	5,953
Total current liabilities	10,440	10,333
Long-term liabilities:
Long-term debt, net	16,040	35,792
Long-term operating lease liabilities	1,034	932
Long-term finance lease liabilities	86	136
Other liabilities	—	934
Total liabilities	27,600	48,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 20,831,320 and 20,680,186 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	437,894	436,721
Accumulated deficit	(405,813)	(391,168)
Total stockholders' equity	32,083	45,555
Total liabilities and stockholders' equity	$59,683	$93,682

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue	$5,258	$28,722
Cost of revenue	2,846	12,750
Gross profit	2,412	15,972

Operating expenses:
Research and development	3,428	4,569
Sales and marketing	1,436	1,942
General and administrative	10,693	12,341
Total operating expenses	15,557	18,852
Operating loss	(13,145)	(2,880)

Other expense, net	—	(606)
Interest expense, net	(1,400)	(2,007)
Loss before income taxes	(14,545)	(5,493)
Income tax expense	(100)	—
Net loss	(14,645)	(5,493)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(16,884)	$(7,732)

Net loss per common share, basic and diluted	$(0.81)	$(0.44)

Weighted-average common shares outstanding, basic and diluted	20,723	17,622

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to settlement of contingent consideration	—	—	24,333	—	213	—	213
Common stock issued for consulting services	—	—	55,555	—	102	—	102
Restricted stock units vested	—	—	1,259	—	(2)	—	(2)
401(k) employer match	—	—	69,987	—	188	—	188
Stock-based compensation expense	—	—	—	—	2,911	—	2,911
Net loss	—	—	—	—	—	(14,645)	(14,645)
Balance at March 31, 2022	3,770,265	$—	20,831,320	$2	$437,894	$(405,813)	$32,083

Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(2,200)	—	(2,200)
Warrants exercised	—	—	124,717	—	58	—	58
Stock options exercised	—	—	56,923	—	726	—	726
401(k) employer match	—	—	4,882	—	251	—	251
Stock-based compensation expense	—	—	—	—	2,574	—	2,574
Net loss	—	—	—	—	—	(5,493)	(5,493)
Balance at March 31, 2021	3,770,265	$—	17,729,740	$2	$416,182	$(359,517)	$56,667

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(14,645)	$(5,493)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,911	2,574
Depreciation expense	651	162
Amortization expense	637	701
Change in fair value of contingent consideration	—	635
401(k) employer match in common shares	202	257
Common stock issued for consulting services	102	—
Changes in operating assets and liabilities:
Receivables	163	2,129
Unbilled receivables	(933)	756
Prepaid expenses and other current assets	351	640
Accounts payable	789	(117)
Deferred revenue	47	3,985
Leases liabilities	124	29
Other accrued liabilities	(890)	174
Net cash (used in) provided by operating activities	(10,491)	6,432

Cash flows from investing activities
Purchase of property and equipment	(255)	(827)
Net cash used in investing activities	(255)	(827)

Cash flows from financing activities
Dividends paid	(2,239)	(2,200)
Repayments of 2024 Notes	(19,994)	—
Proceeds from warrant exercise	—	58
Proceeds from options exercise	—	726
Finance lease obligations	(84)	(78)
Financed insurance premium payments	(750)	(740)
Payment of taxes related to net-settled stock awards	(2)	—
Net cash used in financing activities	(23,069)	(2,234)
Net change in cash and restricted cash	(33,815)	3,371
Cash and restricted cash at beginning of period	65,946	103,210
Cash and restricted cash at end of period	$32,131	$106,581

Supplemental disclosure of cash flow information:
Interest paid	$1,181	$1,820
Non-cash financing and investing activities:
Finance lease and accrued purchases of property and equipment	$187	$226
Common stock issued to settle contingent consideration	213	—
See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform provides claim based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc. and its wholly-owned subsidiaries and variable interest entities (VIEs). The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 10 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2021, filed with the Securities and Exchange Commission ("SEC"), from which the consolidated balance sheet as of December 31, 2021 has been derived. The Company operates as one segment.
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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2022, our cash and restricted cash was $32.1 million and we had working capital of approximately $36.2 million. For the three months ended March 31, 2022, average monthly cash burn rate was $3.5 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under a master note purchase agreement the Company entered into with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, on April 15, 2022 (the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See Note 13 below for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectations.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU 2021-04"), to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 on January 1, 2022 did not have a material effect on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06").” ASU 2020-06 modifies and simplifies accounting for convertible instruments, and eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-06 on January 1, 2022 did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In the time since the Company filed its most recent Annual Report on Form 10-K for the year ended December 31, 2021, there were no new accounting standards issued, but not yet adopted by the Company, which are expected to materially affect the Company's condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$27,248	$58,824
Restricted cash - current:
Dividend payments on preferred stock	4,477	6,716
Subtotal - Restricted cash - current	4,477	6,716
Restricted cash - long term:
Letter of credit (1)	306	306
Cash required per note agreement (2)	100	100
Subtotal - Restricted cash - long term	406	406
Cash, cash equivalents and restricted cash	$32,131	$65,946
____________
(1) LOC required as part of our Santa Monica, CA office lease.
(2) Cash required to be maintained in our accounts per the 2024 Note agreement.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended March 31,
Percentage of Revenue	2022	2021
Customer A	48.3%	7.0%
Customer B	24.0	4.0
Customer C	18.5	2.2
Customer D	4.4	45.8
Customer E	—	38.4
Remaining customers	4.8	2.6
	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	March 31, 2022	December 31, 2021
Customer D (1)	85.0%	94.0%
Customer A	14.1	—
Remaining customers	0.9	6.0
	100.0%	100.0%
___________
(1) Approximately 95% of the outstanding accounts receivable balance for this customer at March 31, 2022 has been received as of the date of this Form 10-Q. We continue to expect full payment of the remaining uncollected portion.

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three months ended March 31, 2022 and 2021.

On February 26, 2021, the Company received a termination notice from Customer D and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. In addition, on August 18, 2021, the Company received a termination notice from Customer E of their intent not to continue the program past December 31, 2021. All members relating to Customers D and E have completed their participation in the program as of December 31, 2021. As a result of these termination notices, in March and November 2021, the Company’s management assessed various options and deemed it prudent to initiate workforce reduction plans to effectively align its resources and manage its operating costs. As of December 31, 2021, $0.4 million of accrued termination related costs related to these workforce reduction plans remained outstanding as part of "Other accrued liabilities" on our condensed consolidated balance sheet. As of March 31, 2022, there was no amount outstanding relating to such accrued termination related costs.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
Software	$5,993	$4,051
Computers and equipment	461	456
ROU assets - finance lease	375	375
Leasehold improvements	17	17
Software development in progress	10	1,514
Subtotal	6,856	6,413
Less: Accumulated depreciation and amortization	(3,310)	(2,628)
Property and equipment, net	$3,546	$3,785

Total depreciation and amortization expense relating to property and equipment presented above was $0.7 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Capitalized Internal Use Software Costs

During the three months ended March 31, 2022 and 2021, we capitalized $0.4 million and $1.0 million, respectively, of costs relating to development of internal use software, and recorded $0.6 million and $0.1 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of March 31, 2022 and December 31, 2021.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At March 31, 2022			At December 31, 2021
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(1,653)	$1,847	$3,500	$(1,361)	$2,139
Customer relationships	5	270	(76)	194	270	(63)	207
Total		$3,770	$(1,729)	$2,041	$3,770	$(1,424)	$2,346

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended March 31, 2022 and 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

At March 31, 2022, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2022	$916
2023	1,026
2024	54
2025	45
Total	$2,041

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
Basic and diluted net loss per common share (in thousands, except per share amounts) was as follows:

	Three Months Ended March 31,
	2022	2021
Net loss	$(14,645)	$(5,493)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(16,884)	$(7,732)

Weighted-average shares of common stock outstanding	20,723	17,622
Net loss per common share - basic and diluted	$(0.81)	$(0.44)

The following common equivalent shares as of March 31, 2022 and 2021, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	March 31,
	2022	2021
Warrants to purchase common stock	167,496	1,312,250
Options to purchase common stock	3,505,469	3,507,395
Total	3,672,965	4,819,645
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), which is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. Our Board of Directors approved and the Company paid cash dividends of $2.2 million in each of the three months ended March 31, 2022 and 2021. At March 31, 2022, we had undeclared dividends of $0.7 million. See Note 9 below for

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
discussion regarding the Eighth Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., which placed a restriction on the Company's ability to make declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022.

Note 7. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 5,359,397 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of March 31, 2022, the Company had 3,602,468 stock options and RSUs outstanding and 390,186 shares reserved for future awards.
Stock-based compensation expense was $3.0 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Three Months Ended March 31, 2022
Volatility	100.0%
Risk-free interest rate	1.04%
Expected life (in years)	2.81
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the three months ended March 31, 2022 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	3,618,145	$13.55
Granted	332,296	8.72
Forfeited	(444,972)	16.28
Outstanding as of March 31, 2022	3,505,469	12.74

Options vested and exercisable as of March 31, 2022	1,089,599	$14.19

As of March 31, 2022, there was $13.2 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.77 years.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	111,874	$33.27
Forfeited	(13,000)	28.60
Vested and distributed	(1,875)	51.98
Non-vested at March 31, 2022	96,999	33.53

As of March 31, 2022, there was $2.9 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.46 years.
Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021	35,832	$16.75
Granted	131,664	0.01
Outstanding as of March 31, 2022	167,496	3.59
Warrants exercisable as of March 31, 2022	167,496	3.59
In connection with entering into the Eighth Amendment of our note purchase agreement for our 2024 Notes on March 8, 2022, as discussed in Note 9 below, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, on March 31, 2022, the Company issued additional warrants (a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), as discussed in Note 9 below, having the same terms as the Amendment Warrant, to purchase 19,984 shares of the Company's common stock, which was based on a stated value of $47,500 and the number of common stock calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant was issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrant qualified for liability classification. The fair values of the Warrants were determined at grant date using the Black-Scholes pricing model. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The fair value of liability component is remeasured at each reporting period until it is completely settled or expire. See Note 10 below for more information.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Note 8. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which lease was entered into with an effective date of March 24, 2022 and serves as the Company's new headquarters, as well as in Santa Monica, California and in Rosemont, Illinois, which are accounted for as operating leases and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreements include a total of 13,166 square feet of office space for lease terms ranging from 26 months to 60 months. The finance leases are generally for 36 month terms.
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
Quantitative information for our leases is as follows (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidated Balance Sheets	Balance Sheet Classification	March 31, 2022	December 31, 2021
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$861	$656
Finance lease assets	"Property and equipment, net"	155	186
Total lease assets		$1,016	$842
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$617	$595
Finance lease liabilities	"Other accrued liabilities"	248	282
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	1,034	932
Finance lease liabilities	"Long-term finance lease liabilities"	86	136
Total lease liabilities		$1,985	$1,945

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2022	2021
Operating lease expense	$98	$171
Short-term lease rent expense	4	23
Variable lease expense	15	12
Total rent expense	$117	$206
Finance lease expense
Amortization of leased assets	$31	$79
Interest on lease liabilities	7	12
Total	$38	$91

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179	$148
Financing cash flows from finance leases	84	78

Other Information	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	2.9	2.3
Financing leases	1.3	1.5
Weighted-average discount rate
Operating leases	12.46%	10.73%
Finance leases	11.79%	11.46%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities (in thousands):

	March 31, 2022
	Operating Leases	Financing Leases	Total
Remainder of 2022	$578	$211	$789
2023	760	139	899
2024	420	—	420
2025	90	—	90
2026 and thereafter	109	—	109
Total lease payments	1,957	350	2,307
Less: imputed interest	(306)	(16)	(322)
Present value of lease liabilities	1,651	334	1,985
Less: current portion	(617)	(248)	(865)
Lease liabilities, non-current	$1,034	$86	$1,120

Note 9. Debt
2024 Notes
The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The 2024 Notes, as amended, permits the Company to issue Series A Preferred Stock in an amount not to exceed $125 million, to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering, and permits the Company's issuance of common shares up to a market value of $70 million through an at-the-market ("ATM") offering, provided that proceeds from any such ATM offering are solely used to repay the 2024 Notes. The 2024 Notes, as amended, also included changes to redefine certain definitions and financial covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio, the addition of Minimum Monthly Cash Flow and elimination of Minimum Revenue, primarily intended to increase the Company’s financial flexibility. The 2024 Notes, as amended, also contains customary covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, weekly cash flow forecasts, maintain its property in good repair, maintain insurance, comply with applicable laws, and customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. The Company was in compliance with all of its debt covenants as of March 31, 2022, except for the Minimum Consolidated Liquidity covenant and certain non-financial compliance requirements, which the Company expects to cure with the collection of $4.8 million received on May 9, 2022 from one of the terminated customers and submission of the non-financial compliance requirements.
On February 14, 2022, the Company repaid $9.0 million of the outstanding balance of the 2024 Notes. This prepayment met the requirements as prescribed in the terms of the note agreement such that no yield maintenance premium and no prepayment fee were applicable. On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, a required prepayment of $11.0 million of the outstanding loan balance without the incurrence of

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, restrictions on the declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022, and elimination of LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward. At March 31, 2022, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 15.60%. The entire principal amount of the remaining outstanding balance under the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of March 31, 2022, a Ticking Warrant to purchase 19,984 shares of the Company's common stock was issued to the Holder. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrant qualified for liability classification. See Notes 7 and 10 for more information.

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

The assumptions used in the Black-Scholes option-pricing model at inception remain unchanged and were determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2022	December 31, 2021
Principal	$19,200	$39,194
Less: debt discount	(3,160)	(3,402)
Net carrying amount	$16,040	$35,792

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents the interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,160	$1,781
Accretion of debt discount	242	199
Total interest expense	$1,402	$1,980

Other
In November 2021, the Company financed a portion of its insurance premiums for the new term totaling $3.1 million at an annual effective rate of 2%, payable in ten equal monthly installments beginning on December 8, 2021 and a down payment of $0.6 million at inception. At March 31, 2022 and December 31, 2021, there was $1.5 million and $2.3 million, respectively, relating to this financed insurance premium outstanding, which was included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of March 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$144	$144
Warrant liability (3)	—	—	45	45
Total liabilities	$—	$—	$189	$189

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Balance as of December 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$357	$357
Total liabilities	$—	$—	$357	$357
___________________
(1)    $0.3 million was included in "Restricted cash - long term" on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.
(3) Relates to Ticking Warrant issued on March 31, 2022 in connection with the Eight Amendment executed on March 8, 2022, as discussed in Notes 7 and 9 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of March 31, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2022 and December 31, 2021 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrant issued in connection with an amendment to our debt agreement, as discussed in Note 9, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liability and contingent consideration liability are being marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liability is valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2021	$357
Settlement of contingent consideration	(213)
Balance as of March 31, 2022	$144

The $0.1 million of contingent consideration, which resulted from a stock price guarantee provided as a part of our acquisition of LifeDojo, Inc. in October 2020, remaining as of March 31, 2022 relates to 16,510 shares of common stock remaining to be issued, pending response for stockholder information.
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2021	$—
Warrant issued - Ticking Warrant	45
Balance as of March 31, 2022	$45

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

March 31, 2022
Volatility	100.0%
Risk-free interest rate	2.45%
Weighted average expected life (in years)	4.55
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$1,358	$1,356
Unbilled receivables	54	80
Prepaid and other current assets	32	48
Total assets	$1,444	$1,484

Accounts payable	$5	$10
Accrued liabilities	103	11
Deferred revenue	48	40
Payables to Ontrak	1,680	1,841
Total liabilities	$1,836	$1,902

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
Loss Contingencies

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

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
complaint withing thirty (30) days of said ruling. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On April 4, 2022, the parties filed a joint stipulation extending defendants time to respond to the initial complaint until May 6, 2022. On April 6, 2022, the Court stayed the case pending an initial status conference, which is scheduled for June 7, 2022 at 10:00am. That order stayed the entire case, including the May 6, 2022 response deadline. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 13. Subsequent Events

On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the leased office space located at Santa Monica, California. The sublease agreement commences 30 days following the execution of a consent agreement by the prime landlord, which was executed on May 3, 2022. As such, the sublease will commence on June 3, 2022 and expire on July 17, 2024, unless sooner terminated.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, including the related notes, and the other financial information included elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission.
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2021 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
All references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.

OVERVIEW
General
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform provides claim based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Recent Developments
Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note a "Keep Well Note") to Acuitas or an entity affiliated with it, which will accrue interest based on the Secured Overnight Financing Rate plus a corresponding applicable margin, for an all-in interest rate equating to 16.25% as of the closing date of the Keep Well Agreement, and will be due on September 1, 2023, subject to acceleration for customary events of default (each such note, a “Keep Well Note”). In addition to customary conditions precedent, Acuitas' obligation to loan funds to us and to purchase a Keep Well Note is subject to the condition that (x) we used best efforts to obtain sufficient financing from a third party for us to pay our obligations, (y) we were unable despite our best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of our independent directors, such determination to be made as if the financing available to us under Keep Well Agreement was not available; and (z) (1) absent obtaining the funds requested, we will not have sufficient unrestricted cash to pay all our obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount. As of March 31, 2022, we have borrowed no funds under the Keep Well Agreement.

For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q.

Amendment to the 2024 Note Agreement

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

	Three Months Ended March 31,
(In thousands, except outreach pool and percentages)	2022	2021	Change $	Change %
Revenue	$5,258	$28,722	$(23,464)	(82)%
Cash flow from operations	(10,491)	6,432	(16,923)	(263)

	At March 31,
	2022	2021	Change	Change %
Effective Outreach Pool	3,950	24,709	(20,759)	(84)%

Our revenue for the three months ended March 31, 2022 was $5.3 million compared to $28.7 million for the same period in 2021. The decrease in our revenue in the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the loss of two of our largest customers as previously announced and a decrease in total average enrolled members during the three months ended March 31, 2022 compared to the same period in 2021.

Our cash flow from operations for the three months ended March 31, 2022 was $(10.5) million compared to $6.4 million for the same period in 2021. The year over year decrease in our cash flow from operations during the three months ended March 31, 2022 as compared to the three ended March 31, 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced and an increase in unbilled receivables, as well as the timing of collection of receivable from a terminated customer subsequent to March 31, 2022.

Our effective outreach pool at March 31, 2022 was 3,950 compared to 24,709 for the same period in 2021. The decrease was primarily due to reduced outreach pool associated with the loss of one of our customers, as well as smaller decreases associated with the loss of a second customer and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

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
Other Expense, net

Other income (expense) consists of gains (losses) associated with changes in fair value of contingent consideration and warrant liabilities and other miscellaneous income (expense) items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue	$5,258	$28,722
Cost of revenue	2,846	12,750
Gross profit	2,412	15,972

Operating expenses:
Research and development	3,428	4,569
Sales and marketing	1,436	1,942
General and administrative	10,693	12,341
Total operating expenses	15,557	18,852
Operating loss	(13,145)	(2,880)

Other expense, net	—	(606)
Interest expense, net	(1,400)	(2,007)
Loss before income taxes	(14,545)	(5,493)
Income tax expense	(100)	—
Net loss	$(14,645)	$(5,493)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change	Change %
Commercial revenue	$2,452	$11,351	$(8,899)	(78)%
Percentage of commercial revenue to total revenue	47%	40%	7%
Government revenue	$2,806	$17,371	$(14,565)	(84)%
Percentage of government revenue to total revenue	53%	60%	(7)%
Total revenue	$5,258	$28,722	$(23,464)	(82)%

Total revenue decreased $23.5 million, or 82% in the three months ended March 31, 2022 compared to the same period of 2021. The decrease in revenue during the three months ended March 31, 2022 compared to the same period in 2021 was primarily attributable to the loss of our two largest customers as previously announced and a decrease in total average enrolled members.

The mix of our revenues from commercial customers increased to 47% in the three months ended March 31, 2022 compared to 40% in the three months ended March 31, 2021. The mix of our revenues from government customers decreased to 53% in the three months ended March 31, 2022 compared to 60% in the three months ended March 31, 2021. This shift in mix of revenues from commercial and government customers was mainly due to the loss of our two largest customers as previously announced, partially offset by our expansion of health plan customers with Medicare and Medicaid members.

We currently expect our revenues in the remainder of 2022 to decline year over year primarily as a result of the lost customers as previously announced and pricing and volume updates with certain other customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change	Change %
Cost of revenue	$2,846	$12,750	$(9,904)	(78)%
Gross profit	2,412	15,972	(13,560)	(85)
Gross profit margin	46%	56%	(10)%

Cost of revenue decreased $9.9 million, or 78% in the three months ended March 31, 2022 compared to the same period of 2021. The decrease in cost of revenue during the three months ended March 31, 2022 was primarily due to the decrease in revenues, as well as additional headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

Gross profit and gross profit margin decreased by $13.6 million and 10%, respectively, in the three months ended March 31, 2022 compared to the same period of 2021. The decrease in both gross profit and gross profit margin in the three months ended March 31, 2022 was primarily due to the decrease in our revenue discussed above, partially offset by headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

We expect our cost of revenue to decline year over year in line with the decrease in revenue and as we optimize the efficiency of our operations and continue to scale our business.

Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change	Change %
Operating expenses:
Research and development	$3,428	$4,569	$(1,141)	(25)%
Sales and marketing	1,436	1,942	(506)	(26)
General and administrative	10,693	12,341	(1,648)	(13)
Total operating expenses	$15,557	$18,852	$(3,295)	(17)

Operating loss	$(13,145)	$(2,880)	$(10,265)	356%
Operating loss margin	(250)%	(10)%	(240)%

Total operating expense decreased by $3.3 million, or 17%, in the three months ended March 31, 2022 compared to the same period in 2021. The decrease in operating expenses was primarily due to the following:

•$1.1 million decrease in our research and development costs, which was primarily related to $1.6 million decrease in employee-related costs, partially offset by a $0.5 million increase in depreciation expense.
•$0.5 million decrease in our sales and marketing costs, which was primarily related to $0.6 million decrease in professional service and promotional costs related to marketing initiatives.
•$1.6 million decrease in our general and administrative costs, which was primarily related to $1.1 million decrease in employee-related costs and a $0.3 million decrease in professional service costs.
Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change $	Change %
Other expense, net	$—	$(606)	$606	100%
The decrease in other expense, net for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a $0.6 million loss in the three months ended March 31, 2021 attributable to a change in fair value of the contingent liability relating to an acquisition.
Interest Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change $	Change %
Interest expense, net	$(1,400)	$(2,007)	$607	30%
The decrease in interest expense for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to lower average total outstanding loan balance during the three months ended March 31, 2022.

Income Tax Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2022	2021	Change $	Change %
Income tax expense	$(100)	$—	$(100)	100%
Income tax expense for the three months ended March 31, 2022 was $0.1 million, which was primarily related to state income taxes. There was no income tax expense for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES
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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2022, our cash and restricted cash was $32.1 million and we had working capital of approximately $36.2 million. For the three months ended March 31, 2022, average monthly cash burn rate was $3.5 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under a master note purchase agreement the Company entered into with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, on April 15, 2022 (the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectation.
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

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash (used in) provided by operating activities	$(10,491)	$6,432
Net cash used in investing activities	(255)	(827)
Net cash used in financing activities	(23,069)	(2,234)
Net (decrease) increase in cash and restricted cash	$(33,815)	$3,371

Net cash used in operating activities during the three months ended March 31, 2022 was $10.5 million compared with net cash provided by operating activities of $6.4 million during the same period in 2021. The $16.9 million decrease in net cash provided by operating activities during the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced and an increase in unbilled receivables, as well as the timing of collection of receivable from a terminated customer subsequent to March 31, 2022.
Net cash used in investing activities was $0.3 million for the three months ended March 31, 2022 compared with $0.8 million in the same period of 2021. The $0.3 million and $0.8 million of net cash used in investing activities for the three months ended March 31, 2022 and 2021, respectively, was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will decrease in the near future.

Our net cash used in financing activities was $23.1 million for the three months ended March 31, 2022 compared with $2.2 million for the three months ended March 31, 2021. The $23.1 million of net cash used in financing activities for the three months ended March 31, 2022 was primarily related to $20.0 million of repayments made on our 2024 Notes and $2.2 million of dividend payments made on our Series A Preferred Stock. Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to a $2.2 million dividend payment made on our Series A Preferred Stock and $0.7 million of payments made on our financed insurance premiums, partially offset by $0.7 million of proceeds received from stock option exercises.

As a result of the above, our total cash and cash equivalents, including restricted cash of $4.9 million, was $32.1 million as of March 31, 2022.

Debt

See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion about our debt.
Preferred Stock Offering
See Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion about our preferred stock offering.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K, and “Critical Accounting Policy and Estimates” in Part II, Item 7 of our 2021 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2021 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Loss Contingencies

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

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint withing thirty (30) days of said ruling. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On April 4, 2022, the parties filed a joint stipulation extending defendants time to respond to the initial complaint until May 6, 2022. On April 6, 2022, the Court stayed the case pending an initial status conference, which is scheduled for June 7, 2022 at 10:00am. That order stayed the entire case, including the May 6, 2022 response deadline. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

Item 1A.     Risk Factors
In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we filed with the SEC on April 15, 2022. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At March 31, 2022, our cash and restricted cash was $32.1 million and we had a working capital of approximately $36.2 million. We had an average monthly cash burn rate of approximately $3.5 million for the three months ended March 31, 2022 and could continue to incur negative cash flows and operating losses for the next twelve months. As of March 31, 2022, there was approximately $19.2 million of principal outstanding under secured promissory notes we issued pursuant to the note purchase agreement dated September 24, 2019, by and among us, certain of our subsidiaries as guarantors, Goldman Sachs Specialty Lending Holdings, Inc., and Goldman Sachs Specialty Lending Group, L.P., as collateral agent (as the same has been amended from time to time, the “Goldman debt agreement”). The Goldman debt agreement contains various financial covenants, and any non-compliance with such covenants could result in an acceleration of repayment of the outstanding loan balance.

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

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note, a “Keep Well Note”) to Acuitas or an entity affiliated with it. In addition to customary conditions precedent, Acuitas' obligation to loan funds to us and to purchase a Keep Well Note is subject to the condition that (x) we used best efforts to obtain sufficient financing from a third party for us to pay our obligations, (y) we were unable despite our best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of our independent directors, such determination to be made as if the financing available to us under Keep Well Agreement was not available; and (z) (1) absent obtaining the funds requested, we will not have sufficient unrestricted cash to pay all our obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount. As of March 31, 2022, we have borrowed no funds under the Keep Well Agreement. There are no assurances that we will satisfy the conditions precedent for borrowing funds under the Keep Well Agreement, and if we do not, we will not be able to borrow funds under the Keep Well Agreement.

If we do borrow funds under the Keep Well Agreement, we will be subject to certain negative and affirmative covenants and will be subject to other restrictions on our business operations. For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion regarding Keep Well Agreement in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q.

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

Three customers accounted for an aggregate of approximately 91% of our total revenue for each of the three months ended March 31, 2022 and 2021. Also, two customers represented an aggregate of approximately 99% and 100% of our total accounts receivable as of March 31, 2022 and December 31, 2021, respectively.

On February 26, 2021, we received a termination notice from our then largest customer and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. On August 18, 2021, we received a termination notice from another large customer of their intent not to continue the program past December 31, 2021. As of December 31, 2021, members from these two customers have completed their participation in the program.

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

The Note Agreement, as amended, contains customary covenants, including, among others, covenants that restrict the our ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the us to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Note Agreement also includes covenants with respect to our maintenance of certain financial ratios, including a fixed charge coverage ratio, leverage ratio and consolidated liquidity as well as minimum levels of consolidated adjusted EBITDA and monthly cash flow, as defined in the Note Agreement. Any non-compliance with such covenants in the Note Agreement, as amended, could result in an acceleration of repayment of the outstanding loan balance.

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

At March 31, 2022, our total liabilities equaled $27.6 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.

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

As of May 5, 2022, 9,114,155 shares were beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, which represented beneficial ownership of approximately 44% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 31, 2022, approximately 9.1 million shares of our common stock are held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 31, 2022, we had outstanding options to purchase 3,505,469 shares of our common stock at exercise prices ranging from $5.74 to $86.57 per share and warrants to purchase 167,496 shares of our common stock at exercise prices ranging from $0.01 to $16.75 per share. Also, as of March 31, 2022, we had a total of 96,999 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In March 2022, we issued 55,555 unregistered, restricted shares of our common stock as consideration for consulting services to The Money Channel NYC INC. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In March 2022, we issued 24,333 unregistered, restricted shares of our common stock as consideration for the payment of a portion of the $1.8 million stock price guarantee contingent liability, which was related to our acquisition of LifeDojo Inc. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Also, in March 2022, we issued warrants to purchase an aggregate of 131,664 shares of the Company's common stock in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P. This issuance was in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit No.	Description
4.1*
Form of Senior Secured Note issuable under Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser, and the collateral agent.

10.1*
Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and the collateral agent.

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

ONTRAK, INC.

Date: May 11, 2022	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2022	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2022	By:	/s/ JAMES J. PARK
James J. Park Chief Accounting Officer (Principal Accounting Officer)