Form 10-Q
period 2022-06-30
Ontrak, Inc.
filed 2022-08-09
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 4, 2022, there were 26,019,199 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$10,051	$58,824
Restricted cash - current	4,477	6,716
Receivables, net	3,598	5,938
Unbilled receivables	751	3,235
Deferred costs - current	224	600
Prepaid expenses and other current assets	2,999	5,019
Total current assets	22,100	80,332
Long-term assets:
Property and equipment, net	3,130	3,785
Restricted cash - long-term	406	406
Goodwill	5,713	5,713
Intangible assets, net	1,736	2,346
Other assets	1,070	444
Operating lease right-of-use assets	788	656
Total assets	$34,943	$93,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,676	$1,001
Accrued compensation and benefits	1,657	2,343
Deferred revenue	322	441
Current portion of operating lease liabilities	644	595
Other accrued liabilities	3,838	5,953
Total current liabilities	8,137	10,333
Long-term liabilities:
Long-term debt, net	6,167	35,792
Long-term operating lease liabilities	871	932
Long-term finance lease liabilities	36	136
Other liabilities	—	934
Total liabilities	15,211	48,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 20,947,850 and 20,680,186 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	440,601	436,721
Accumulated deficit	(420,871)	(391,168)
Total stockholders' equity	19,732	45,555
Total liabilities and stockholders' equity	$34,943	$93,682
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,903	$26,485	$9,161	$55,207
Cost of revenue	2,206	8,519	5,052	21,269
Gross profit	1,697	17,966	4,109	33,938

Operating expenses:
Research and development	2,852	4,399	6,280	8,968
Sales and marketing	1,306	3,628	2,742	5,570
General and administrative	9,449	11,590	20,142	23,931
Total operating expenses	13,607	19,617	29,164	38,469
Operating loss	(11,910)	(1,651)	(25,055)	(4,531)

Other expense, net	(1,972)	(37)	(1,972)	(643)
Interest expense, net	(1,156)	(2,029)	(2,556)	(4,036)
Loss before income taxes	(15,038)	(3,717)	(29,583)	(9,210)
Income tax expense	(20)	—	(120)	—
Net loss	$(15,058)	$(3,717)	$(29,703)	$(9,210)
Dividends on preferred stock - declared and undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(17,296)	$(5,955)	$(34,180)	$(13,687)

Net loss per common share, basic and diluted	$(0.83)	$(0.33)	$(1.64)	$(0.77)

Weighted-average common shares outstanding, basic and diluted	20,884	18,156	20,804	17,891

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	3,770,265	$—	20,831,320	$2	$437,894	$(405,813)	$32,083
Common stock issued relating to settlement of contingent consideration	—	—	9,082	—	80	—	80
Warrants issued	—	—	—	—	283	—	283
Tax related to restricted stock units vested	—	—	2,132	—	(1)	—	(1)
401(k) employer match	—	—	105,316	—	193	—	193
Stock-based compensation expense	—	—	—	—	2,152	—	2,152
Net loss	—	—	—	—	—	(15,058)	(15,058)
Balance at June 30, 2022	3,770,265	$—	20,947,850	$2	$440,601	$(420,871)	$19,732

Balance at March 31, 2021	3,770,265	$—	17,729,740	$2	$416,182	$(359,517)	$56,667
Preferred dividends declared	—	—	—	—	(2,238)	—	(2,238)
Warrants exercised	—	—	596,357	—	—	—	—
Stock options exercised	—	—	322,175	—	4,675	—	4,675
401(k) employer match	—	—	9,568	—	259	—	259
Stock-based compensation expense	—	—	—	—	3,387	—	3,387
Net loss	—	—	—	—	—	(3,717)	(3,717)
Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033

Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to settlement of contingent consideration	—	—	33,415	—	293	—	293
Common stock issued for consulting services	—	—	55,555	—	102	—	102
Warrants issued	—	—	—	—	283	—	283
Tax related to restricted stock units vested	—	—	3,391	—	(3)	—	(3)
401(k) employer match	—	—	175,303	—	381	—	381
Stock-based compensation expense	—	—	—	—	5,063	—	5,063
Net loss	—	—	—	—	—	(29,703)	(29,703)
Balance at June 30, 2022	3,770,265	$—	20,947,850	$2	$440,601	$(420,871)	$19,732

Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(4,438)	—	(4,438)
Warrants exercised	—	—	721,074	—	58	—	58
Stock options exercised	—	—	379,098	—	5,401	—	5,401
401(k) employer match	—	—	14,450	—	510	—	510
Stock-based compensation expense	—	—	—	—	5,961	—	5,961
Net loss	—	—	—	—	—	(9,210)	(9,210)
Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(29,703)	$(9,210)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	5,063	5,961
Write-off of debt issuance costs	2,023	—
Depreciation expense	1,424	382
Amortization expense	1,310	1,433
Gain on forgiveness of PPP loan	—	(171)
Change in fair value of warrants	(51)	—
Change in fair value of contingent consideration	—	835
401(k) employer match in common shares	363	546
Common stock issued for consulting services	102	—
Changes in operating assets and liabilities:
Receivables	2,340	7,845
Unbilled receivables	2,484	2,887
Prepaid expenses and other current assets	2,136	1,912
Accounts payable	442	205
Deferred revenue	(119)	(6,416)
Leases liabilities	(12)	(83)
Other accrued liabilities	(2,017)	(2,972)
Net cash (used in) provided by operating activities	(14,215)	3,154
Cash flows from investing activities
Purchase of property and equipment	(754)	(2,514)
Net cash used in investing activities	(754)	(2,514)
Cash flows from financing activities
Dividends paid	(2,239)	(4,438)
Repayments of 2024 Notes	(31,694)	—
Debt issuance costs	(440)	—
Proceeds from warrant exercise	—	58
Proceeds from options exercise	—	5,401
Finance lease obligations	(162)	(162)
Financed insurance premium payments	(1,505)	(1,467)
Payment of taxes related to net-settled stock awards	(3)	—
Net cash used in financing activities	(36,043)	(608)
Net change in cash and restricted cash	(51,012)	32
Cash and restricted cash at beginning of period	65,946	103,210
Cash and restricted cash at end of period	$14,934	$103,242
Supplemental disclosure of cash flow information:
Interest paid	$1,978	$3,647
Income taxes paid	130	89
Non-cash financing and investing activities:
Finance lease and accrued purchases of property and equipment	$77	$183
Common stock issued to settle contingent consideration	293	—
Warrants issued in connection with 2024 Notes	458	—
Accrued debt issuance costs	190	—
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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2022, our cash and restricted cash was $14.9 million and we had working capital of approximately $14.0 million. For the six months ended June 30, 2022, average monthly cash flow from operations burn rate was $2.4 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under a master note purchase agreement the Company entered into with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, on April 15, 2022 (the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See Note 9 below for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectations.

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
Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for on-going liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our ability to borrow funds under the Keep Well Agreement is subject to conditions precedent being satisfied, and we may not satisfy such conditions precedent if and when we need to borrow funds thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to, and if we borrow funds under the Keep Well Agreement, we will be subject to, restrictive covenants, operational restrictions and security interests in our assets.

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

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$10,051	$58,824
Restricted cash - current:
Dividend payments on preferred stock	4,477	6,716
Subtotal - Restricted cash - current	4,477	6,716
Restricted cash - long term:
Letter of credit (1)	306	306
Cash required per note agreement (2)	100	100
Subtotal - Restricted cash - long term	406	406
Cash, cash equivalents and restricted cash	$14,934	$65,946
____________
(1) LOC required as part of our Santa Monica, CA office lease.
(2) Cash required to be maintained in our accounts per the 2024 Note agreement.

Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2022	2021	2022	2021
Customer A	46.8%	12.3%	47.7%	9.6%
Customer B	30.1	3.4	26.6	3.7
Customer C	16.5	3.6	17.7	—
Customer D	—	52.3	—	45.1
Customer E	—	25.1	2.5	35.9
Remaining customers	6.6	3.3	5.5	5.7
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	June 30, 2022	December 31, 2021
Customer C	93.1%	—%
Customer E	5.5%	94.0%
Remaining customers	1.4	6.0
	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and six months ended June 30, 2022 and 2021.

On February 26, 2021, the Company received a termination notice from Customer D and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. In addition, on August 18, 2021, the Company received a termination notice from Customer E of their intent not to continue the program past December 31, 2021. All members relating to Customers D and E have completed their participation in the program as of December 31, 2021. As a result of these termination notices, in March and November 2021, the Company’s management assessed

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
various options and deemed it prudent to initiate workforce reduction plans to effectively align its resources and manage its operating costs. As of December 31, 2021, $0.4 million of accrued termination related costs related to these workforce reduction plans remained outstanding as part of "Other accrued liabilities" on our condensed consolidated balance sheet. As of June 30, 2022, there was no amount outstanding relating to such accrued termination related costs.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Software	$6,346	$4,051
Computers and equipment	464	456
ROU assets - finance lease	375	375
Leasehold improvements	17	17
Software development in progress	43	1,514
Subtotal	7,245	6,413
Less: Accumulated depreciation and amortization	(4,115)	(2,628)
Property and equipment, net	$3,130	$3,785

Total depreciation and amortization expense relating to property and equipment presented above was $0.8 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $1.5 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

Capitalized Internal Use Software Costs

During the three months ended June 30, 2022 and 2021, we capitalized $0.4 million and $1.6 million, respectively, of costs relating to development of internal use software, and recorded $0.7 million and $0.2 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the six months ended June 30, 2022 and 2021, we capitalized $0.8 million and $2.6 million, respectively, of costs relating to development of internal use software, and recorded $1.3 million and $0.3 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of June 30, 2022 and December 31, 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At June 30, 2022			At December 31, 2021
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(1,944)	$1,556	$3,500	$(1,361)	$2,139
Customer relationships	5	270	(90)	180	270	(63)	207
Total		$3,770	$(2,034)	$1,736	$3,770	$(1,424)	$2,346

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended June 30, 2022 and 2021 and $0.6 million for each of the six months ended June 30, 2022 and 2021.

At June 30, 2022, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2022	$611
2023	1,026
2024	54
2025	45
Total	$1,736

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
Basic and diluted net loss per common share (in thousands, except per share amounts) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(15,058)	$(3,717)	$(29,703)	$(9,210)
Dividends on preferred stock - declared and undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(17,296)	$(5,955)	$(34,180)	$(13,687)

Weighted-average shares of common stock outstanding	20,884	18,156	20,804	17,891
Net loss per common share - basic and diluted	$(0.83)	$(0.33)	$(1.64)	$(0.77)

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following common equivalent shares as of June 30, 2022 and 2021, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	June 30,
	2022	2021
Warrants to purchase common stock	266,443	626,321
Options to purchase common stock	3,849,594	3,258,353
Total	4,116,037	3,884,674
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. Our Board of Directors approved and the Company paid cash dividends of $2.2 million and $4.5 million in the three and six months ended June 30, 2021, respectively, and none in the three months ended June 30, 2022 and $2.2 million in the six months ended June 30, 2022. At June 30, 2022, we had undeclared dividends of $3.0 million.

Note 7. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 5,359,397 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of June 30, 2022, the Company had 3,945,843 stock options and RSUs outstanding and 43,561 shares reserved for future awards.
Stock-based compensation expense was $2.1 million and $3.4 million for the three months ended June 30, 2022 and 2021, respectively, and $5.1 million and $6.0 million for the six months ended June 30, 2022 and 2021, respectively.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used in the Black-Scholes option-pricing model were as follows:

Six Months Ended June 30, 2022
Volatility	88.00% - 100.0%
Risk-free interest rate	1.04% - 2.66%
Expected life (in years)	2.81 - 4.61
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the six months ended June 30, 2022 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	3,618,145	$13.55
Granted	803,586	4.62
Forfeited	(572,137)	18.22
Outstanding as of June 30, 2022	3,849,594	5.94

Options vested and exercisable as of June 30, 2022	1,245,309	$8.25

As of June 30, 2022, there was $12.0 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.86 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	111,874	$33.27
Granted	3,000	1.73
Forfeited	(13,500)	28.78
Vested and distributed	(5,125)	46.95
Non-vested at June 30, 2022	96,249	32.18

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of June 30, 2022, there was $2.6 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 3.24 years.
Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021	35,832	$16.75
Granted	230,611	0.01
Outstanding as of June 30, 2022	266,443	2.26
Warrants exercisable as of June 30, 2022	266,443	2.26
In connection with entering into the Eighth Amendment of our note purchase agreement for our 2024 Notes on March 8, 2022, as discussed in Note 9 below, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company issued additional warrants monthly beginning on March 31, 2022 through June 30, 2022 (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), as discussed in Note 9 below, having the same terms as the Amendment Warrant, to purchase a total of 118,931 shares of the Company's common stock. Each monthly Ticking Warrant grant was based on a stated value of $47,500 and the number of common stock calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant was issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. The fair values of the Warrants were determined at grant date using the Black-Scholes pricing model. The equity component is not re-measured as long as it continues to meet the conditions for equity classification. The fair value of liability component is remeasured at each reporting period until it is completely settled or expire. See Note 10 below for more information.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which lease was entered into with an effective date of March 24, 2022 and serves as the Company's new headquarters, as well as in Santa Monica, California and in Rosemont, Illinois, which are accounted for as operating leases, and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreements include a total of 13,166 square feet of office space for lease terms ranging from 26 months to 60 months. The finance leases are generally for 36 month terms.
On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the leased office space located at Santa Monica, California. The sublease agreement commenced on June 3, 2022 and will expire on July 17, 2024, unless sooner terminated. The Company has not been relieved of its primary obligation under the original lease and the sublease agreement has been classified as an operating lease.
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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	June 30, 2022	December 31, 2021
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$788	$656
Finance lease assets	"Property and equipment, net"	124	186
Total lease assets		$912	$842
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$644	$595
Finance lease liabilities	"Other accrued liabilities"	220	282
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	871	932
Finance lease liabilities	"Long-term finance lease liabilities"	36	136
Total lease liabilities		$1,771	$1,945

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2022	2021	2022	2021
Operating lease expense	$118	$183	$216	$354
Short-term lease rent expense	2	24	6	47
Variable lease (income) expense	(18)	6	(3)	18
Operating sublease income	(32)	—	(32)	—
Total rent expense, net	$70	$213	$187	$419
Finance lease expense
Amortization of leased assets	$32	$79	$63	$159
Interest on lease liabilities	5	12	12	24
Total	$37	$91	$75	$183

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$361	$308
Financing cash flows from finance leases	162	162
Cash received for operating sublease	63	—

Other Information	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	2.8	2.3
Financing leases	1.1	1.5
Weighted-average discount rate
Operating leases	12.49%	10.73%
Finance leases	12.21%	11.46%
The following table sets forth maturities of our lease liabilities (in thousands):

	June 30, 2022
	Operating Leases	Financing Leases	Total
Remainder of 2022	$396	$128	$524
2023	760	139	899
2024	420	—	420
2025	90	—	90
2026 and thereafter	109	—	109
Total lease payments	1,775	267	2,042
Less: imputed interest	(260)	(11)	(271)
Present value of lease liabilities	1,515	256	1,771
Less: current portion	(644)	(220)	(864)
Lease liabilities, non-current	$871	$36	$907

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 9. Debt
2024 Notes
The Company is party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). The 2024 Notes, as amended, permits the Company to issue Series A Preferred Stock in an amount not to exceed $125 million, to pay dividends thereon under specified conditions, including a waiver of the mandatory prepayment of the 2024 Notes with the proceeds of the Series A Preferred Stock offering, and permits the Company's issuance of common shares up to a market value of $70 million through an at-the-market ("ATM") offering, provided that proceeds from any such ATM offering are solely used to repay the 2024 Notes. The 2024 Notes, as amended, also included changes to redefine certain definitions and financial covenants, including changes to Minimum Consolidated Liquidity, Consolidated Adjusted EBITDA, the Leverage Ratio, the Fixed Charge Coverage Ratio, the addition of Minimum Monthly Cash Flow and elimination of Minimum Revenue, primarily intended to increase the Company’s financial flexibility. The 2024 Notes, as amended, also contains customary covenants that restrict the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay certain dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into affiliate transactions and asset sales or make certain equity issuances, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, weekly cash flow forecasts, maintain its property in good repair, maintain insurance, comply with applicable laws, and customary events of default, including, among others, payment default, bankruptcy events, cross-default, breaches of covenants and representations and warranties, change of control, judgment defaults and an ownership change within the meaning of Section 382 of the Internal Revenue Code. In the case of an event of default, the Holder may, among other remedies, accelerate the payment of all obligations under the 2024 Notes and all assets of the Company serves as collateral. The Company was in compliance with all of its debt covenants as of June 30, 2022, except for the Minimum Consolidated Liquidity covenant and certain non-financial compliance requirements, which the Company cured with the full payoff of the outstanding loan balance as discussed in Note 13 below.
On February 14, 2022, the Company repaid $9.0 million of the outstanding balance of the 2024 Notes. This prepayment met the requirements as prescribed in the terms of the note agreement such that no yield maintenance premium and no prepayment fee were applicable. On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, required a prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, placed restrictions on the declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022, and eliminated LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward. On June 30, 2022, the Company made a prepayment of $11.7 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee. The Company wrote-off $2.0 million of debt issuance costs during the three and six months ended June 30, 2022. As such, the remaining outstanding principal balance of the 2024 Notes as of June 30, 2022 was $7.5 million. At June 30, 2022, the effective weighted average annual interest rate applicable to the outstanding 2024 Notes was 15.96%. The entire principal amount of the remaining outstanding balance under the 2024 Notes is due and payable on the fifth anniversary of the Note Agreement (September 24, 2024) unless earlier redeemed upon the occurrence of certain mandatory prepayment events, including 50% of excess cash flow, asset sales and the amount by which total debt exceeds an applicable leverage multiple. See Note 13 for a discussion of full payoff of the 2024 Notes and related release of obligation and restrictions thereunder.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of June 30, 2022, Ticking Warrants to purchase 118,931 shares of the Company's common stock were issued to the Holder. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 7 and 10 for more information.

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

The assumptions used in the Black-Scholes option-pricing model at inception remain unchanged and were determined as follows:

Volatility	98.01%
Risk-free interest rate	1.58%
Expected life (in years)	7
Dividend yield	0%

The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Principal	$7,500	$39,194
Less: debt discount	(1,333)	(3,402)
Net carrying amount	$6,167	$35,792

The following table presents the interest expense recognized related to the 2024 Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$784	$1,801	$1,944	$3,582
Accretion of debt discount	262	212	504	411
Total interest expense	$1,046	$2,013	$2,448	$3,993

Keep Well Agreement
On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Keep Well Agreement”) with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, pursuant to which, subject to specified conditions, the Company may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which the Company files a report with the SEC that states there is substantial doubt regarding the Company’s ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, the Company will issue senior secured notes (each, a "Keep Well Note") to Acuitas, or an entity affiliated with it ("Purchaser"), in return for the specified face amount of such senior secured note. The Keep Well Notes will accrue interest based on a variable rate based on the 30 day tenor Secured Overnight Financing Rate plus a corresponding applicable margin, which for an all-in interest rate was 16.25% as of the closing date of the Keep Well Agreement. The Keep Well Notes will be due on September 1, 2023, subject to acceleration for certain customary events of default. In addition to customary conditions precedent,

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Purchaser's obligation to purchase Keep Well Notes is subject to the condition that (x) the Company used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company was unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of the independent directors of the Company (such determination to be made as if the financing contemplated by the Keep Well Agreement were not available to the Company; and (z) (1) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge all its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount.

As of June 30, 2022, the Company has borrowed no funds under the Keep Well Agreement. If a Keep Well Note is issued, the Company’s obligations under the Keep Well Agreement will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions. See Note 13 for a discussion of our borrowing under the Keep Well Agreement subsequent to June 30, 2022, which funds were used in conjunction with certain of Company's cash on hand to pay off in full the outstanding balance under the 2024 Notes.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Company agreed to seek the Commitment Shares Stockholder Approval and the Keep Well Warrant Stockholder Approval at a stockholders meeting to be held, which the Company has scheduled for August 29, 2022.

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

Other
In November 2021, the Company financed a portion of its insurance premiums for the new term totaling $3.1 million at an annual effective rate of 2%, payable in ten equal monthly installments beginning on December 8, 2021 and a down payment of $0.6 million at inception. At June 30, 2022 and December 31, 2021, there was $0.8 million and $2.3 million, respectively, relating to this financed insurance premium outstanding, which was included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Balance as of June 30, 2022
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$65	$65
Warrant liability (3)	—	—	125	125
Total liabilities	$—	$—	$190	$190

	Balance as of December 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$357	$357
Total liabilities	$—	$—	$357	$357
___________________
(1)    $0.3 million was included in "Restricted cash - long term" on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.
(3) Relates to Ticking Warrants issued as of June 30, 2022 in connection with the Eight Amendment executed on March 8, 2022, as discussed in Notes 7 and 9 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of June 30, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2022 and December 31, 2021 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrant issued in connection with an amendment to our debt agreement, as discussed in Note 9, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liability and contingent consideration liability are being marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liability is valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2021	$357
Settlement of contingent consideration	(292)
Balance as of June 30, 2022	$65

The $0.1 million of contingent consideration, which resulted from a stock price guarantee provided as a part of our acquisition of LifeDojo, Inc. in October 2020, remaining as of June 30, 2022 relates to 7,428 shares of common stock remaining to be issued, pending response for stockholder information.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2021	$—
Warrant issued - Ticking Warrant	176
Gain on change in fair value of warrant liability	(51)
Balance as of June 30, 2022	$125
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

June 30, 2022
Volatility	100.0%
Risk-free interest rate	2.99%
Weighted average expected life (in years)	4.30
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$1,494	$1,356
Unbilled receivables	58	80
Prepaid and other current assets	16	48
Total assets	$1,568	$1,484

Accounts payable	$5	$10
Accrued liabilities	41	11
Deferred revenue	44	40
Payables to Ontrak	1,755	1,841
Total liabilities	$1,845	$1,902

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
Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed and has been taken under submission, with no oral argument. A scheduling conference has been set for September 9, 2022. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

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

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed a demurrer to the complaint. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

Note 13. Subsequent Event

On August 2, 2022, the Company entered into a securities purchase agreement with institutional investors for the purchase and sale of five million shares of the Company’s common stock at an at-the-market purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and the Company received total net proceeds of approximately $3.5 million (excluding approximately $0.5 million of fees). The Company intends to use the net proceeds from the offering for working capital or to pay down outstanding debt. The net proceeds of $3.5 million received by the Company reduced the amount available under the Keep Well Agreement by the same amount, and as a result, together with the $5.0 million borrowed as described below, the amount available for borrowing under the Keep Well Agreement as of August 4, 2022 was approximately $16.5 million.

On July 15, 2022, the Company entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. The Company funded the payoff with $2.6 million of its cash on hand and $5 million of borrowing under the Keep Well Agreement, as discussed below. All obligations owing by the Company and the other Note Parties (as defined in the Note Purchase Agreement) under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Agreement were released.

On July 15, 2022, the Company borrowed $5.0 million under the Keep Well Agreement and applied the proceeds therefrom to pay off in full all outstanding amounts owed by the Company under that certain Note Agreement. In connection with the borrowing under the Keep Well Agreement, the Company issued to Acuitas a senior secured note in the principal amount of $5.0 million (the “Keep Well Note”), which will accrue interest based on the Term SOFR Reference Rate for a 30 day tenor plus a corresponding applicable margin for each interest period (the interest rate for the initial interest period is 17.7%). The Keep Well Note will be due on September 1, 2023, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company. The Company’s obligations under the Keep Well Agreement will be secured by a first priority lien on substantially all of the present and future property and assets of the Company and certain of its subsidiaries, subject to customary exceptions and exclusions.

In accordance with the terms of the Keep Well Agreement, as a result of the borrowing under the Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, (a) the final 25% of the 739,645 shares of the Company’s common stock (the “Commitment Shares”) that the Company agreed to issue to Acuitas in connection with entering into the Keep Well Agreement will be issued upon obtaining such stockholder approval, and (b) the Company will issue to Acuitas a warrant to purchase 591,716 shares of the Company’s common stock upon obtaining such stockholder approval. The Company agreed to seek such stockholder approval at a stockholders meeting to be held, which the Company has scheduled for August 29, 2022, and the other 75% of the Commitment Shares will also be issued upon obtaining stockholder approval. The warrant issuable to Acuitas will have a term of five years and an exercise price equal to $1.69, which was the consolidated closing bid price of the Company’s common stock as reported by Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement.

In connection with the Company’s borrowing under the Keep Well Agreement, the Company and Acuitas entered into a letter agreement pursuant to which, among other things, Acuitas waived, subject to the terms and conditions therein (a) the condition in the Keep Well Agreement that the Company shall have unrestricted cash and cash equivalents of greater than $5.0 million as of

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the date of issuance of any senior secured note pursuant to the Keep Well Agreement and after giving pro forma effect to the purchase of such note by Acuitas, and (b) any violation, through and including August 15, 2022, of the covenant in the Keep Well Agreement that the Company shall have unrestricted cash and cash equivalents of greater than $5.0 million at all times.

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
FORWARD-LOOKING STATEMENTS
This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Such forward-looking statements, including, without limitation, those relating to the future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of this report. These forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q, Item 1A of Part I of our most recent Annual Report on Form 10-K (“Form 10-K”) for the fiscal year ended December 31, 2021 and other reports we filed with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because the factors discussed in this report could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any such forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
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

Recent Developments
Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note a "Keep Well Note") to Acuitas or an entity affiliated with it, which will accrue interest based on the Secured Overnight Financing Rate plus a corresponding applicable margin, for an all-in interest rate equating to 16.25% as of the closing date of the Keep Well Agreement, and will be due on September 1, 2023, subject to acceleration for customary events of default. As of June 30, 2022, we have borrowed no funds under the Keep Well Agreement.

On July 15, 2022, we borrowed $5.0 million under the Keep Well Agreement, which funds were used in conjunction with approximately $2.6 million of our cash on hand to pay off in full the 2024 Notes. See Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q.

For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q.

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
In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock, par value $0.0001 per share (the “Common Shares”) in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (the “Ticking Warrants” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of Common Shares of the Company equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s shares during the five (5) trading day period immediately preceding the date such Ticking Warrants are issued, not to exceed 7% of the outstanding Common Shares on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of June 30, 2022, Ticking Warrants for 118,931 shares of the Company's common stock have been issued to the Holder.
On July 15, 2022, the Company entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. The Company funded the payoff with $2.6 million of its cash on hand and $5 million of borrowing under the Keep Well Agreement, as discussed above. All obligations owing by the Company and the other Note Parties (as defined in the Note Purchase Agreement), including restrictions described above, under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Agreement were released.
Equity Offering
On August 2, 2022, the Company entered into a securities purchase agreement with institutional investors for the purchase and sale of five million shares of the Company’s common stock at an at-the-market purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and the Company received total net proceeds of approximately $3.5 million (excluding approximately $0.5 million of fees). The Company intends to use the net proceeds from the offering for working capital or to pay down outstanding debt. The net proceeds of $3.5 million received by the Company reduced the amount available under the Keep Well Agreement by the same amount, and as a result, together with the $5.0 million borrowed as described above, the amount available for borrowing under the Keep Well Agreement as of August 4, 2022 was approximately $16.5 million. See Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Form 10-Q.
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

	Three Months Ended June 30,
(In thousands, except outreach pool and percentages)	2022	2021	Change $	Change %
Revenue	$3,903	$26,485	$(22,582)	(85)%
Cash flow from operations	(3,724)	(3,278)	(446)	14

	Six Months Ended June 30,
	2022	2021	Change $	Change %
Revenue	$9,161	$55,207	$(46,046)	(83)%
Cash flow from operations	(14,215)	3,154	(17,369)	(551)

	At June 30,
	2022	2021	Change	Change %
Effective Outreach Pool	3,557	21,202	(17,645)	(83)%

Our revenue for the three months ended June 30, 2022 was $3.9 million compared to $26.5 million for the same period in 2021, and $9.2 million for the six months ended June 30, 2022 compared to $55.2 million for the same period in 2021. The decrease in our revenue in the three and six months ended June 30, 2022 compared to the same period in 2021 was primarily due to the loss of two of our largest customers as previously announced in 2021 and a decrease in total average enrolled members during the three and six months ended June 30, 2022 compared to the same periods in 2021.

Our cash flow from operations for the three months ended June 30, 2022 was $(3.7) million compared to $(3.3) million for the same period in 2021, and $(14.2) million for six months ended June 30, 2022 compared to $3.2 million for the same period in 2021. The year over year decrease in our cash flow from operations during the three and six months ended June 30, 2022 as compared to the same periods in 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced.

Our effective outreach pool at June 30, 2022 was 3,557 compared to 21,202 for the same period in 2021. The decrease was primarily due to reduced outreach pool associated with the loss of one of our customers, as well as smaller decreases associated with the loss of a second customer and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$3,903	$26,485	$9,161	$55,207
Cost of revenue	2,206	8,519	5,052	21,269
Gross profit	1,697	17,966	4,109	33,938

Operating expenses:
Research and development	2,852	4,399	6,280	8,968
Sales and marketing	1,306	3,628	2,742	5,570
General and administrative	9,449	11,590	20,142	23,931
Total operating expenses	13,607	19,617	29,164	38,469
Operating loss	(11,910)	(1,651)	(25,055)	(4,531)

Other expense, net	(1,972)	(37)	(1,972)	(643)
Interest expense, net	(1,156)	(2,029)	(2,556)	(4,036)
Loss before income taxes	(15,038)	(3,717)	(29,583)	(9,210)
Income tax expense	(20)	—	(120)	—
Net loss	$(15,058)	$(3,717)	$(29,703)	$(9,210)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Commercial revenue	$1,905	$10,458	$(8,553)	(82)%	$4,357	$21,809	$(17,452)	(80)%
Percentage of commercial revenue to total revenue	49%	39%	10%		48%	40%	8%
Government revenue	$1,998	$16,027	$(14,029)	(88)%	$4,804	$33,398	$(28,594)	(86)%
Percentage of government revenue to total revenue	51%	61%	(10)%		52%	60%	(8)%
Total revenue	$3,903	$26,485	$(22,582)	(85)%	$9,161	$55,207	$(46,046)	(83)%

Total revenue decreased $22.6 million, or 85% in the three months ended June 30, 2022 compared to the same period of 2021, and decreased by $46.0 million in the six months ended June 30, 2022 compared to the same period of 2021. The decrease in revenue during the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily attributable to the loss of our two largest customers as previously announced and a decrease in total average enrolled members.

The mix of our revenues from commercial customers increased to 49% and 48% in the three and six months ended June 30, 2022, respectively, compared to 39% and 40% in the three and six months ended June 30, 2021, respectively. The mix of our revenues from government customers decreased to 51% and 52% in the three and six months ended June 30, 2022, respectively, compared to 61% and 60% in the three and six months ended June 30, 2021, respectively. This shift in mix of revenues from commercial and government customers was mainly due to the loss of our two largest customers as previously announced.

We currently expect our revenues in the remainder of 2022 to decline year over year primarily as a result of the lost customers as previously announced and pricing and volume updates with certain other customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Cost of revenue	$2,206	$8,519	$(6,313)	(74)%	$5,052	$21,269	$(16,217)	(76)%
Gross profit	1,697	17,966	(16,269)	(91)	4,109	33,938	(29,829)	(88)
Gross profit margin	43%	68%	(25)%		45%	61%	(16)%

Cost of revenue decreased $6.3 million, or 74%, in the three months ended June 30, 2022 compared to the same period of 2021. The decrease in cost of revenue during the three months ended June 30, 2022 was primarily due to a decrease in personnel costs resulting from headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization and a decrease in provider costs.

Gross profit and gross profit margin decreased by $16.3 million and 25%, respectively, in the three months ended June 30, 2022 compared to the same period of 2021. The decrease in both gross profit and gross profit margin in the three months ended June 30, 2022 was primarily due to the decrease in our revenue discussed above, partially offset by headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

Cost of revenue decreased $16.2 million, or 76%, in the six months ended June 30, 2022 compared to the same period of 2021. The decrease in cost of revenue during the six months ended June 30, 2022 was primarily due to a decrease in personnel costs resulting from headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization and a decrease in provider costs.

Gross profit and gross profit margin decreased by $29.8 million and 16%, respectively, in the six months ended June 30, 2022 compared to the same period of 2021. The decrease in both gross profit and gross profit margin in the six months ended June 30, 2022 was primarily due to the decrease in our revenue discussed above, partially offset by headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization.

We expect our cost of revenue to decline year over year in line with the decrease in revenue as discussed above and as we optimize the efficiency of our operations and continue to scale our business, and expect our gross profit margin to decline year over year related to pricing updates with customers.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Operating expenses:
Research and development	$2,852	$4,399	$(1,547)	(35)%	$6,280	$8,968	$(2,688)	(30)%
Sales and marketing	1,306	3,628	(2,322)	(64)	2,742	5,570	(2,828)	(51)
General and administrative	9,449	11,590	(2,141)	(18)	20,142	23,931	(3,789)	(16)
Total operating expenses	$13,607	$19,617	$(6,010)	(31)	$29,164	$38,469	$(9,305)	(24)

Operating loss	$(11,910)	$(1,651)	$(10,259)	621%	$(25,055)	$(4,531)	$(20,524)	453%
Operating loss margin	(305)%	(6)%	(299)%		(273)%	(8)%	(265)%

Total operating expense decreased by $6.0 million, or 31%, in the three months ended June 30, 2022 compared to the same period in 2021. The decrease in operating expenses was primarily due to the following:

•$1.5 million decrease in our research and development costs, which was primarily related to $1.9 million decrease in employee-related costs, partially offset by a $0.6 million increase in depreciation expense.

•$2.3 million decrease in our sales and marketing costs, which was primarily related to $1.9 million decrease in promotional costs related to marketing initiatives and $0.2 million decrease in professional service costs.
•$2.1 million decrease in our general and administrative costs, which was primarily related to $1.8 million decrease in employee-related costs, a $0.3 million decrease in software related costs and decreases in other general expenses, partially offset by a $0.6 million increase in legal and related professional service costs.

Total operating expense decreased by $9.3 million, or 24%, in the six months ended June 30, 2022 compared to the same period in 2021. The decrease in operating expenses was primarily due to the following:

•$2.7 million decrease in our research and development costs, which was primarily related to $3.4 million decrease in employee-related costs, partially offset by a $1.1 million increase in depreciation expense.
•$2.8 million decrease in our sales and marketing costs, which was primarily related to $2.2 million decrease in promotional costs related to marketing initiatives and $0.5 million decrease in professional service costs.
•$3.8 million decrease in our general and administrative costs, which was primarily related to $2.1 million decrease in employee-related costs, a $1.1 million decrease in severance related costs, a $0.6 million decrease in software related costs and decreases in other general expenses, partially offset by a $0.7 million increase in legal and related professional service costs.
Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other expense, net	$(1,972)	$(37)	$(1,935)	(5,230)%	$(1,972)	$(643)	$(1,329)	(207)%
Other expense, net of $2.0 million for each of the three and six months ended June 30, 2022 was primarily related to the write-off of debt issuance costs on our 2024 Notes. Other expense, net of $0.04 million for the three months ended June 30, 2021 was related to $0.2 million loss related to a change in the fair value of contingent consideration liability, partially offset by a $0.2 million gain related to a PPP loan that was forgiven. Other expense, net for the six months ended June 30, 2021 was $0.6 million, which was related to $0.8 million loss related to a change in the fair value of contingent consideration liability, partially offset by a $0.2 million gain related to a PPP loan that was forgiven.
Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Interest expense, net	$(1,156)	$(2,029)	$873	43%	$(2,556)	$(4,036)	$1,480	37%
The decrease in interest expense for the three and six months ended June 30, 2022 compared to the same periods in 2021 was primarily due to lower average total outstanding loan balance during the three and six months ended June 30, 2022.
Income Tax Expense

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Income tax expense	$(20)	$—	$(20)	100%	$(120)	$—	$(120)	100%

Income tax expense for the three and six months ended June 30, 2022 was $0.02 million and $0.1 million, respectively, which were primarily related to state income taxes. There was no income tax expense for the three and six months ended June 30, 2021.

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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2022, our cash and restricted cash was $14.9 million and we had working capital of approximately $14.0 million. For the six months ended June 30, 2022, average monthly cash flow from operations burn rate was $2.4 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under a master note purchase agreement the Company entered into with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, on April 15, 2022 (the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. See Note 9 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectation.
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

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(14,215)	$3,154
Net cash used in investing activities	(754)	(2,514)
Net cash used in financing activities	(36,043)	(608)
Net (decrease) increase in cash and restricted cash	$(51,012)	$32

Net cash used in operating activities during the six months ended June 30, 2022 was $14.2 million compared with net cash provided by operating activities of $3.2 million during the same period in 2021. The $17.8 million decrease in net cash provided by operating activities during the six months ended June 30, 2022 compared to the same period in 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced and related decrease in customer billings and collections.
Net cash used in investing activities was $0.8 million for the six months ended June 30, 2022 compared with $2.5 million in the same period of 2021. The $0.8 million and 2.5 million of net cash used in investing activities for the six months ended June 30, 2022 and 2021, respectively, was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will decrease in the near future.

Our net cash used in financing activities was $36.0 million for the six months ended June 30, 2022 compared with $0.6 million for the six months ended June 30, 2021. The $36.0 million of net cash used in financing activities for the six months ended June 30, 2022 was primarily related to $31.7 million of repayments made on our 2024 Notes, $2.2 million of dividend payments made on our Series A Preferred Stock and $1.5 million of payments made on our financed insurance premiums. The $0.6 million of net cash used in financing activities for the six months ended June 30, 2021 was primarily related to $4.4 million of dividend payments made on our Series A Preferred Stock and $1.5 million of payments made on our financed insurance premiums, partially offset by $5.4 million of proceeds received from stock option exercises.

As a result of the above, our total cash and cash equivalents, including restricted cash of $4.9 million, was $14.9 million as of June 30, 2022.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Loss Contingencies
On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion is fully briefed and has been taken under submission, with no oral argument. A scheduling conference has been set for September 9, 2022. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

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

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts violations of § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, alleging that these filings failed to disclose and misrepresented that (1) Ontrak’s relationships with two of its largest customers, Aetna and Cigna, were materially impaired due to a lack of confidence in Ontrak’s value proposition and billing practices; (2) Aetna had turned off the data feed of customer records to Ontrak by May 2020, citing dissatisfaction with the Company’s value proposition and billing practices and thus submitted a CAP which Ontrak’s senior executives were unable to effectively respond to; and (3) the alleged failures in Ontrak’s ability to ensure insurance coverage and resulting billing problems affected all of its relationships with large health insurance provider clients weakening its business metrics and financial prospects. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed a demurrer to the complaint. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

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

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few large customers; we have recently lost two of such customers and any further loss would have a material adverse effect on us.
●	Amounts available to us under the master note purchase agreement we entered into in April 2022 may not be available to us if we do not satisfy the conditions to borrow funds thereunder.
●
The master note purchase agreement contains significant restrictions on our business and operations and requires ongoing compliance with detailed financial covenants. Any failure to comply with the terms of such indebtedness would have a material adverse effect on our business and our securities.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.

●	Our Executive Chairman controls approximately 35% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors

Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At June 30, 2022, our cash and restricted cash was $14.9 million and we had a working capital of approximately $14.0 million. We had an average monthly cash flow from operations burn rate of approximately $2.4 million for the six months ended June 30, 2022 and could continue to incur negative cash flows and operating losses for the next twelve months.

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

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (the “Keep Well Agreement”), pursuant to which, subject to specified conditions, we may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which we file a report with the SEC that states there is substantial doubt regarding our ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, we will issue a senior secured note for the amount borrowed (each such note, a “Keep Well Note”) to Acuitas or an entity affiliated with it. In addition to customary conditions precedent, Acuitas' obligation to loan funds to us and to purchase a Keep Well Note is subject to the condition that (x) we used best efforts to obtain sufficient financing from a third party for us to pay our obligations, (y) we were unable despite our best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of our independent directors, such determination to be made as if the financing available to us under Keep Well Agreement was not available; and (z) (1) absent obtaining the funds requested, we will not have sufficient unrestricted cash to pay all our obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount. On July 15, 2022, we borrowed $5.0 million under the Keep Well Agreement and applied the proceeds therefrom to pay off in full all outstanding amounts owed under that certain Note Purchase Agreement, dated as of September 24, 2019, by and among the Company, as issuer, certain of its subsidiaries, as guarantors, the purchasers party thereto from time to time, and Goldman Sachs Specialty Lending Group, L.P., as collateral agent (as amended, the “Note Purchase Agreement”). There are no assurances that we will continue to satisfy the conditions precedent for borrowing funds under the Keep Well Agreement, and if we do not, we will not be able to borrow the remaining $20.0 million of available funds under the Keep Well Agreement.

As a result of our borrowing funds under the Keep Well Agreement, we are subject to certain negative and affirmative covenants and subject to other restrictions on our business operations. For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion regarding Keep Well Agreement in Note 13 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

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

Three customers accounted for an aggregate of approximately 93% and 90% of our total revenue for the three months ended June 30, 2022 and 2021, respectively. Also, two customers represented an aggregate of approximately 99% and 100% of our total accounts receivable as of June 30, 2022 and December 31, 2021, respectively.

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

On July 15, 2022, our Board approved an amendment to the Company’s Certificate of Incorporation to remove the Protective Amendment and declared its advisability. By notice dated July 25, 2022, our stockholders were notified of the meeting date of our annual stockholders meeting for 2022, at which annual meeting our stockholders will be asked to approve the removal of the Protective Amendment provisions. We cannot assure you that such removal will be approved or, if removed, the use of our NOLs, or a portion thereof, against our future taxable income will not be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expanded health insurance coverage to uninsured Americans and changed the way health care is financed by both governmental and private payors. Following the 2016 federal elections, which resulted in the election of the Republican presidential nominee and Republican majorities in both houses of Congress, there were renewed legislative efforts to significantly modify or repeal the Health Care Reform Law and certain executive policy changes designed to modify its impact, including the enactment of the Tax Cuts and Jobs Act in December 2017 which repealed the penalties under the Health Care Reform Law for uninsured persons. In light of the Supreme Court ruling in California et al. v. Texas et al. in June 2021 generally supporting the Health Care Reform Law, we cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on our business. There may also be other risks and uncertainties associated with the Health Care Reform Law. If we fail to comply or are unable to effectively manage such risks and uncertainties, our financial condition and results of operations could be adversely affected.

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

At June 30, 2022, our total liabilities equaled $15.2 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
Our future debt instruments may restrict the authorization, payment or setting apart of dividends on the Series A Preferred Stock. Also, future offerings of debt or senior equity securities may adversely affect the market price of the Series A Preferred Stock. If we decide to issue debt or senior equity securities in the future, it is possible that these securities will be governed by an indenture or other instruments containing covenants restricting our operating flexibility. Additionally, any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of the Series A Preferred Stock and may result in dilution to owners of the Series A Preferred Stock. We and, indirectly, our stockholders, will bear the cost of issuing and servicing such securities. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. The holders of the Series A Preferred Stock will bear the risk of our future offerings, which may reduce the market price of the Series A Preferred Stock and will dilute the value of their holdings in us.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We have established a segregated account that was funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarter ended May 30, 2022. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock.

Our Certificate of Incorporation contains provisions limiting the transferability and conversion of the Series A Preferred stock.

As noted above, the Protective Amendment was designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock and certain of our other securities coming within the rules of the Internal Revenue Service under Section 382, including the Series A Preferred Stock as such does not meet the exception provided by Section 1504(a) of the Code and related Treasury Regulation §1.382.-2(a)(3)(i) (collectively, “382 Stock”). While the Board of Directors has approved the issuance of our Series A Preferred Stock after determining that such issuance is not likely to result in a prohibited ownership shift, the Protective Amendment will continue to apply to the Series A Preferred Stock after issuance, including the restrictions on transfer and exchange, until such time as our stockholders approve the removal of the Protective Amendment.

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

As of August 8, 2022, 9,114,155 shares were beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, which represented beneficial ownership of approximately 35% of our outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2022, approximately 9.1 million shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of June 30, 2022, we had outstanding options to purchase 3,849,594 shares of our common stock at exercise prices ranging from $1.73 to $86.57 per share and warrants to purchase 266,443 shares of our common stock at exercise prices ranging from $0.01 to $16.75 per share. Also, as of June 30, 2022, we had a total of 96,249 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June 2022, we issued 9,082 unregistered, restricted shares of our common stock as consideration for the payment of a portion of the $1.8 million stock price guarantee contingent liability, which was related to our acquisition of LifeDojo Inc. These shares were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In April, May and June 2022, we issued warrants to purchase 36,724 shares, 26,166 shares and 36,057 shares, respectively, for a total of 98,947 shares, of the Company's common stock in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P. The issuances were made in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities
None.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information
None

Item 6.    Exhibits

Exhibit No.	Description
4.1
Form of Senior Secured Note issuable under Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser, and the collateral agent (incorporated herein by reference to Exhibit 4.1 to the Company's Form 10-Q filed with the Securities and Exchange Commission ("SEC") on May 11, 2022).

10.1
Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and the collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company's Form 10-Q filed with the SEC on May 11, 2022).

10.2	Letter Agreement dated July 15, 2022, between Ontrak, Inc., and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 21, 2022).
10.3	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.4	Form of Placement Agency Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 4, 2022).
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
*     Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 9, 2022	By:	/s/ JONATHAN MAYHEW
Jonathan Mayhew Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2022	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)