Form 10-Q
period 2022-09-30
Ontrak, Inc.
filed 2022-11-21
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 15, 2022, there were 27,034,375 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,253	$58,824
Restricted cash - current	4,477	6,716
Receivables, net	4,590	5,938
Unbilled receivables	412	3,235
Deferred costs - current	145	600
Prepaid expenses and other current assets	2,179	5,019
Total current assets	19,056	80,332
Long-term assets:
Property and equipment, net	2,505	3,785
Restricted cash - long-term	204	406
Goodwill	5,713	5,713
Intangible assets, net	1,430	2,346
Other assets	1,038	444
Operating lease right-of-use assets	712	656
Total assets	$30,658	$93,682
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,768	$1,001
Accrued compensation and benefits	2,095	2,343
Deferred revenue	288	441
Current portion of operating lease liabilities	655	595
Other accrued liabilities	2,710	5,953
Total current liabilities	7,516	10,333
Long-term liabilities:
Long-term debt, net	9,218	35,792
Long-term operating lease liabilities	711	932
Long-term finance lease liabilities	8	136
Other liabilities	—	934
Total liabilities	17,453	48,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 26,914,155 and 20,680,186 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	3	2
Additional paid-in capital	446,837	436,721
Accumulated deficit	(433,635)	(391,168)
Total stockholders' equity	13,205	45,555
Total liabilities and stockholders' equity	$30,658	$93,682
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,843	$18,594	$12,004	$73,801
Cost of revenue	1,436	5,856	6,488	27,125
Gross profit	1,407	12,738	5,516	46,676

Operating expenses:
Research and development	2,833	4,563	9,113	13,531
Sales and marketing	1,151	2,269	3,893	7,839
General and administrative	7,552	11,325	27,694	33,966
Restructuring, severance and related costs	934	49	934	1,339
Total operating expenses	12,470	18,206	41,634	56,675
Operating loss	(11,063)	(5,468)	(36,118)	(9,999)

Other expense, net	(1,241)	(361)	(3,213)	(1,004)
Interest expense, net	(440)	(2,054)	(2,996)	(6,090)
Loss before income taxes	(12,744)	(7,883)	(42,327)	(17,093)
Income tax expense	(20)	—	(140)	—
Net loss	$(12,764)	$(7,883)	$(42,467)	$(17,093)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(15,003)	$(10,122)	$(49,183)	$(23,809)

Net loss per common share, basic and diluted	$(0.62)	$(0.54)	$(2.24)	$(1.31)

Weighted-average common shares outstanding, basic and diluted	24,339	18,915	21,995	18,236

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at June 30, 2022	3,770,265	$—	20,947,850	$2	$440,601	$(420,871)	$19,732
Common stock issued relating to registered direct offering, net	—	—	5,000,000	1	3,293	—	3,294
Common stock issued for financing	—	—	739,645	—	1,249	—	1,249
Warrants issued	—	—	—	—	334	—	334
Restricted stock units vested, net of taxes	—	—	28,216	—	(3)	—	(3)
401(k) employer match	—	—	198,444	—	144	—	144
Stock-based compensation expense	—	—	—	—	1,219	—	1,219
Net loss	—	—	—	—	—	(12,764)	(12,764)
Balance at September 30, 2022	3,770,265	$—	26,914,155	$3	$446,837	$(433,635)	$13,205

Balance at June 30, 2021	3,770,265	$—	18,657,840	$2	$422,265	$(363,234)	$59,033
Preferred dividends declared	—	—	—	—	(2,274)	—	(2,274)
Warrants exercised	—	—	463,567	—	—	—	—
Stock options exercised	—	—	16,083	—	183	—	183
401(k) employer match	—	—	17,991	—	330	—	330
Stock-based compensation expense	—	—	—	—	2,910	—	2,910
Net loss	—	—	—	—	—	(7,883)	(7,883)
Balance at September 30, 2021	3,770,265	$—	19,155,481	$2	$423,414	$(371,117)	$52,299

Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to registered direct offering, net	—	—	5,000,000	1	3,293	—	3,294
Common stock issued relating to settlement of contingent consideration	—	—	33,415	—	293	—	293
Common stock issued for financing and consulting services	—	—	795,200	—	1,351	—	1,351
Warrants issued	—	—	—	—	617	—	617
Restricted stock units vested, net of taxes	—	—	31,607	—	(6)	—	(6)
401(k) employer match	—	—	373,747	—	525	—	525
Stock-based compensation expense	—	—	—	—	6,282	—	6,282
Net loss	—	—	—	—	—	(42,467)	(42,467)
Balance at September 30, 2022	3,770,265	$—	26,914,155	$3	$446,837	$(433,635)	$13,205

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(6,712)	—	(6,712)
Warrants exercised	—	—	1,184,641	—	58	—	58
Stock options exercised	—	—	395,181	—	5,584	—	5,584
401(k) employer match	—	—	32,441	—	840	—	840
Stock-based compensation expense	—	—	—	—	8,871	—	8,871
Net loss	—	—	—	—	—	(17,093)	(17,093)
Balance at September 30, 2021	3,770,265	$—	19,155,481	$2	$423,414	$(371,117)	$52,299
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(42,467)	$(17,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,282	8,871
Write-off of debt issuance costs	3,334	—
Depreciation expense	2,222	658
Amortization expense	1,946	2,181
Gain on forgiveness of PPP loan	—	(171)
Change in fair value of warrants	(121)	—
Change in fair value of contingent consideration	—	1,305
401(k) employer match in common shares	528	860
Common stock issued for consulting services	102	—
Changes in operating assets and liabilities:
Receivables	1,348	11,478
Unbilled receivables	2,823	(834)
Prepaid expenses and other current assets	2,966	1,674
Accounts payable	758	(285)
Deferred revenue	(153)	(15,633)
Leases liabilities	(160)	(208)
Other accrued liabilities	(1,928)	(3,914)
Net cash used in operating activities	(22,520)	(11,111)
Cash flows from investing activities
Purchase of property and equipment	(1,004)	(3,865)
Net cash used in investing activities	(1,004)	(3,865)
Cash flows from financing activities
Repayments of 2024 Notes	(39,194)	—
Proceeds from Keep Well Notes	11,000	—
Proceeds from issuance of common stock	4,000	—
Common stock issuance costs	(706)	—
Dividends paid	(2,239)	(6,712)
Debt issuance costs	(792)	—
Proceeds from warrant exercise	—	58
Proceeds from options exercise	—	5,584
Finance lease obligations	(226)	(243)
Financed insurance premium payments	(2,325)	(2,154)
Payment of taxes related to net-settled stock awards	(6)	—
Net cash used in financing activities	(30,488)	(3,467)
Net change in cash and restricted cash	(54,012)	(18,443)
Cash and restricted cash at beginning of period	65,946	103,210
Cash and restricted cash at end of period	$11,934	$84,767

Supplemental disclosure of cash flow information:
Interest paid	$2,307	$5,483
Income taxes paid	210	91

Non-cash financing and investing activities:
Common stock issued in connection with Keep Well Agreement	$1,249	$—
Warrants issued in connection with 2024 Notes	458	—
Financed insurance premium	352	—
Warrants issued in connection with Keep Well Notes	322	—
Common stock issued to settle contingent consideration	293	—
Accrued debt issuance costs	138	—
Finance lease and accrued purchases of property and equipment	31	230
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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations resulting from customer terminations. As of September 30, 2022, our cash and restricted cash was $11.9 million and we had working capital of approximately $11.5 million. For the nine months ended September 30, 2022, our average monthly cash flow from operations burn rate was $2.5 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under the Master Note Purchase Agreement we entered into on April 15, 2022 with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder (as amended to date, the "Keep Well Agreement"), we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. As of the date of this Quarterly Report on Form 10-Q, the Company had $14 million of available borrowing capacity under the Keep Well Agreement. See Note 10 and Note 14 below for more information about the Keep Well Agreement.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$7,253	$58,824
Restricted cash - current:
Dividend payments on preferred stock	4,477	6,716
Subtotal - Restricted cash - current	4,477	6,716
Restricted cash - long term:
Letter of credit (1)	204	306
Cash required per note agreement (2)	—	100
Subtotal - Restricted cash - long term	204	406
Cash, cash equivalents and restricted cash	$11,934	$65,946
____________
(1) LOC required as part of our Santa Monica, CA office lease.
(2) Cash required to be maintained in our accounts per the 2024 Note agreement, which loan balance was fully repaid in July 2022.

Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2022	2021	2022	2021
Customer A	48.1%	12.3%	47.8%	10.3%
Customer B	35.7	6.2	28.8	4.3
Customer C	11.6	7.4	16.2	4.0
Customer D	—	50.8	—	46.5
Customer E	—	17.7	1.6	31.3
Remaining customers	4.6	5.6	5.6	3.6
	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	September 30, 2022	December 31, 2021
Customer C (1)	82.9%	—%
Customer A	10.0	—
Customer E	4.3	94.0
Remaining customers	2.8	6.0
	100.0%	100.0%
___________
(1) 100% of the outstanding accounts receivable balance for this customer at September 30, 2022 has been received as of the date of this Quarterly Report on Form 10-Q.

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three and nine months ended September 30, 2022 and 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On February 26, 2021, the Company received a termination notice from Customer E and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. In addition, on August 18, 2021, the Company received a termination notice from Customer D of their intent not to continue the program past December 31, 2021. All members relating to Customers D and E have completed their participation in the program as of December 31, 2021. As a result of these termination notices, in March and November 2021, the Company’s management assessed various options and deemed it prudent to initiate workforce reduction plans to effectively align its resources and manage its operating costs. As of December 31, 2021, $0.4 million of accrued termination related costs related to these workforce reduction plans remained outstanding as part of "Other accrued liabilities" on our condensed consolidated balance sheet. As of September 30, 2022, there was no amount outstanding relating to such accrued termination related costs. See Note 6 below for information on a further workforce reduction plan approved in August 2022.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Software	$6,536	$4,051
Computers and equipment	464	456
ROU assets - finance lease	375	375
Leasehold improvements	17	17
Software development in progress	56	1,514
Subtotal	7,448	6,413
Less: Accumulated depreciation and amortization	(4,943)	(2,628)
Property and equipment, net	$2,505	$3,785

Total depreciation and amortization expense relating to property and equipment presented above was $0.8 million and $0.4 million for the three months ended September 30, 2022 and 2021, respectively, and $2.3 million and $0.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Capitalized Internal Use Software Costs

During the three months ended September 30, 2022 and 2021, we capitalized $0.2 million and $1.4 million, respectively, of costs relating to development of internal use software, and recorded $0.8 million and $0.2 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the nine months ended September 30, 2022 and 2021, we capitalized $1.0 million and $4.0 million, respectively, of costs relating to development of internal use software, and recorded $2.1 million and $0.5 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of September 30, 2022 and December 31, 2021.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At September 30, 2022			At December 31, 2021
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(2,236)	$1,264	$3,500	$(1,361)	$2,139
Customer relationships	5	270	(104)	166	270	(63)	207
Total		$3,770	$(2,340)	$1,430	$3,770	$(1,424)	$2,346

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended September 30, 2022 and 2021 and $0.9 million for each of the nine months ended September 30, 2022 and 2021.

At September 30, 2022, estimated amortization expense for intangible assets for each of the five years thereafter was as follows (in thousands):

Remainder of 2022	$305
2023	1,026
2024	54
2025	45
Total	$1,430

Note 6. Restructuring, severance and related costs

In August 2022, the Company's management approved a restructuring plan as part of management's cost saving measures, reducing approximately 34% of positions, in order to reduce its operating costs and help align with its previously stated strategic initiatives. During the three months ended September 30, 2022, the Company incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations for the three and nine months ended September 30, 2022. As of September 30, 2022, we paid a total of $0.8 million of the total $0.9 million of termination benefits incurred through September 30, 2022 and we had $0.1 million of accrued termination related costs remaining as part of "Other accrued liabilities" on the Company's condensed consolidated balance sheet.

In March 2021, the Company’s management assessed various options and deemed it prudent to initiate workforce reduction plans to effectively align its resources and manage its operating costs subsequent to receiving a termination notice from the Company's then largest customer (discussed above in Note 3). During the three and nine months ended September 30, 2021, the Company incurred $0.05 million and $1.3 million, respectively, of severance and related benefit costs recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Basic and diluted net loss per common share (in thousands, except per share amounts) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(12,764)	$(7,883)	$(42,467)	$(17,093)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(15,003)	$(10,122)	$(49,183)	$(23,809)

Weighted-average shares of common stock outstanding	24,339	18,915	21,995	18,236
Net loss per common share - basic and diluted	$(0.62)	$(0.54)	$(2.24)	$(1.31)

The following common equivalent shares as of September 30, 2022 and 2021, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	September 30,
	2022	2021
Warrants to purchase common stock	1,576,256	626,321
Options to purchase common stock	3,378,626	3,258,353
Total	4,954,882	3,884,674
Equity Offerings
Common Stock
On August 2, 2022, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 5,000,000 shares of the Company’s common stock at a purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and the Company received total net proceeds of approximately $3.3 million (excluding approximately $0.7 million of fees and expenses). The Company used the net proceeds from the offering for working capital purposes.
On September 2, 2022, pursuant to the terms of the Keep Well Agreement, as discussed in Note 10, the Company issued 739,645 shares of common stock to Acuitas subsequent to obtaining stockholder approval on August 29, 2022 at the annual shareholder meeting.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. Our Board of Directors approved and the Company paid cash dividends of $2.2 million and $6.7 million in the three and nine months ended September 30, 2021, respectively, and none in the three months ended September 30, 2022 and $2.2 million in the nine months ended September 30, 2022. At September 30, 2022, we had total undeclared dividends of $5.2 million.

Note 8. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 9,359,397 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees. The terms and conditions upon which options become exercisable vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over four to five years on a straight-line basis. As of September 30, 2022, the Company had 4,830,652 stock options and RSUs outstanding and 3,127,627 shares reserved for future awards.
Stock-based compensation expense was $1.2 million and $2.9 million for the three months ended September 30, 2022 and 2021, respectively, and $6.3 million and $8.9 million for the nine months ended September 30, 2022 and 2021, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30, 2022
Volatility	88.00% - 100.0%
Risk-free interest rate	1.04% - 3.45%
Expected life (in years)	2.67 - 4.61
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the nine months ended September 30, 2022 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2021	3,618,145	$7.51
Granted	919,946	3.14
Forfeited	(1,159,465)	10.48
Outstanding as of September 30, 2022	3,378,626	5.03

Options vested and exercisable as of September 30, 2022	1,001,513	$6.48

As of September 30, 2022, there was $4.4 million of total unrecognized compensation cost related to non-vested stock compensation arrangements granted to employees, directors and consultants under the 2017 Amended Plan, which is expected to be recognized over a weighted-average period of approximately 1.56 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	111,874	$33.27
Granted	1,405,277	0.66
Forfeited	(28,875)	28.31
Vested and distributed	(36,250)	16.79
Non-vested at September 30, 2022	1,452,026	32.18

As of September 30, 2022, there was $2.9 million of unrecognized compensation cost related to unvested outstanding RSUs. We expect to recognize these costs over a weighted average period of 2.92 years.
Warrants - Non-employees
The Company has also granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021	35,832	$16.75
Granted	1,540,424	1.43
Outstanding as of September 30, 2022	1,576,256	1.78
Warrants exercisable as of September 30, 2022	1,576,256	1.78

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In connection with entering into the Eighth Amendment of our note purchase agreement for our 2024 Notes on March 8, 2022, as discussed in Note 10 below, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company issued additional warrants monthly beginning on March 31, 2022 through June 30, 2022 (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”) having the same terms as the Amendment Warrant, to purchase a total of 118,931 shares of the Company's common stock. See Note 10 below for more information.

In connection with Keep Well Agreement and the Company's borrowings thereunder, as discussed in Note 10 below, as of September 30, 2022, the Company has issued to Acuitas warrants to purchase 1,301,775 shares of the Company’s common stock (the "Keep Well Warrants"). The Keep Well Warrants have a term of five years and an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement.

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

Note 9. Leases
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	September 30, 2022	December 31, 2021
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$712	$656
Finance lease assets	"Property and equipment, net"	94	186
Total lease assets		$806	$842
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$655	$595
Finance lease liabilities	"Other accrued liabilities"	184	282
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	711	932
Finance lease liabilities	"Long-term finance lease liabilities"	8	136
Total lease liabilities		$1,558	$1,945

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2022	2021	2022	2021
Operating lease expense	$114	$183	$330	$537
Short-term lease rent expense	1	10	6	57
Variable lease expense	16	13	13	31
Operating sublease income	(97)	—	(128)	—
Total rent expense, net	$34	$206	$221	$625
Finance lease expense
Amortization of leased assets	$30	$79	$93	$240
Interest on lease liabilities	4	12	16	34
Total	$34	$91	$109	$274

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$552	$478
Financing cash flows from finance leases	226	243
Cash received for operating sublease	99	—

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Information	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years)
Operating leases	2.6	2.3
Financing leases	0.9	1.5
Weighted-average discount rate
Operating leases	12.56%	10.73%
Finance leases	12.59%	11.46%
The following table sets forth maturities of our lease liabilities (in thousands):

	September 30, 2022
	Operating Leases	Financing Leases	Total
Remainder of 2022	$205	$59	$264
2023	760	139	899
2024	420	—	420
2025	90	—	90
2026 and thereafter	109	—	109
Total lease payments	1,584	198	1,782
Less: imputed interest	(218)	(6)	(224)
Present value of lease liabilities	1,366	192	1,558
Less: current portion	(655)	(184)	(839)
Lease liabilities, non-current	$711	$8	$719

Note 10. Debt
2024 Notes
The Company was party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes").On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, a prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, placed restrictions on the declaration and payment of dividends on the Company's Series A Preferred Stock until after December 31, 2022, and elimination of LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward. During the first half of 2022, the Company prepaid a total of $31.7 million (including the above mentioned $11.0 million) of the 2024 Notes, and wrote off $2.0 million of debt issuance costs related to the 2024 Notes.
On July 15, 2022, the Company entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. The Company funded the payoff with $2.6 million of its cash on hand and $5 million of borrowing under the Keep Well Agreement, as discussed below. All obligations owing by the Company and the other Note Parties (as defined in the Note Purchase Agreement) under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Agreement were released. During the three months ended September 30, 2022, the Company wrote off the remaining $1.3 million of debt issuance costs related to the 2024 Notes.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of September 30, 2022, Ticking Warrants issued to the Holder to purchase 118,931 shares of the Company's common stock were outstanding. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 8 and 11 for more information.

Keep Well Agreement
On April 15, 2022, the Company entered into the Keep Well Agreement with Acuitas pursuant to which, subject to specified conditions, the Company may borrow up to $25.0 million (the “Available Amount”) from time to time through the earlier of (a) the date on which the Company files a report with the SEC that states there is substantial doubt regarding the Company’s ability to continue as a going concern during the twelve month period following such filing and (b) September 1, 2023. In connection with each borrowing under the Keep Well Agreement, the Company is required to issue senior secured notes (each, a "Keep Well Note") to Acuitas, or an entity affiliated with it ("Purchaser"), in return for the specified face amount of such senior secured note. As a result of issuing a Keep Well Note, the Company’s obligations under the Keep Well Agreement have been unconditionally guaranteed by certain of the Company’s subsidiaries and secured by a first priority lien on substantially all of the present and future property and assets of the Company and such subsidiaries, in each case, subject to customary exceptions and exclusions. The Keep Well Notes accrue interest based on a variable rate based on the 30 day tenor Secured Overnight Financing Rate plus a corresponding applicable margin (the "adjusted term SOFR"). The Keep Well Notes are due on September 1, 2023, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company. In addition to customary conditions precedent, Purchaser's obligation to purchase Keep Well Notes is subject to the condition that (x) the Company used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company was unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, as determined by a majority of the independent directors of the Company (such determination to be made as if the financing contemplated by the Keep Well Agreement were not available to the Company; and (z) (1) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge all its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023, after giving effect to the receipt of the funds requested and the remaining Available Amount (the "Remaining Amount").

The Keep Well Agreement contains customary covenants that must be complied with by the Company, including, among other covenants, restrictions on the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into certain asset sale transactions, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for 2022, and during 2023, consolidated recurring revenue for the preceding twelve months be at least $15.0 million tested monthly; and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with all of its debt covenants as of September 30, 2022.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months ended September 30, 2022, the Company borrowed a total of $11.0 million under the Keep Well Agreement, and applied a portion of the proceeds therefrom to pay off in full all outstanding amounts owed by the Company under the 2024 Notes, discussed above, and to fund the Company's working capital requirements. Each borrowing was completed with the issuance of a Keep Well Note, which will accrue interest based on the adjusted term SOFR for each interest period. At September 30, 2022, the effective weighted average interest rate for the Keep Well Notes was 18.25%. At September 30, 2022, the Remaining Amount under the Keep Well Agreement was approximately $10.7 million, which reflects the reduction in the Remaining Amount resulting from the $3.3 million of net proceeds the Company raised in the equity offering (discussed above in Note 7).

In accordance with the terms of the Keep Well Agreement, following the approval of the Company’s stockholders at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) as of September 30, 2022, the Company has issued to Acuitas Keep Well Warrants to purchase 1,301,775 shares of the Company’s common stock. The Commitment Shares and Keep Well Warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The Keep Well Warrants have a term of five years and an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. The Keep Well Warrants contain customary adjustment provisions in the event of stock splits, combinations, and similar transactions, and will provide specified information, registration and indemnification rights to the holder of such Keep Well Warrants. See Note 14 for information about an amendment to the Keep Well Agreement completed on November 19, 2022.

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

The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Principal	$11,000	$39,194
Less: debt discount	(1,782)	(3,402)
Net carrying amount	$9,218	$35,792

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents total interest expense recognized related to the Company's borrowings under the 2024 Notes and Keep Well Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$320	$1,821	$2,264	$5,403
Accretion of debt discount	225	224	729	635
Total interest expense	$545	$2,045	$2,993	$6,038

Other
In November 2021, the Company financed a portion of its insurance premiums for the new term totaling $3.1 million at an annual effective rate of 2%, payable in ten equal monthly installments beginning on December 8, 2021 and a down payment of $0.6 million at inception. In August 2022, the Company financed a portion of its insurance premiums for the new term totaling $0.4 million at an annual effective rate of 2.3%, payable in 11 equal monthly installments beginning on September 1, 2022 and a down payment of $0.03 million at inception. At September 30, 2022 and December 31, 2021, there was a total of $0.3 million and $2.3 million, respectively, relating to this financed insurance premium outstanding, which was included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

Note 11. Fair Value Measurements
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Balance as of September 30, 2022
	Level I	Level II	Level III	Total
Letter of credit (1)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (3)	—	—	55	55
Total liabilities	$—	$—	$119	$119

	Balance as of December 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$357	$357
Total liabilities	$—	$—	$357	$357
___________________
(1)    Amounts relating to letter of credit were included in "Restricted cash - long term" on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
(2) Contingent consideration was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.
(3) Relates to Ticking Warrants issued as of September 30, 2022 in connection with the Eight Amendment executed on March 8, 2022, as discussed in Notes 8 and 10 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of September 30, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2022 and December 31, 2021 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement, as discussed in Note 10, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are being marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities is valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability is valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes is estimated to approximate their fair value as the variable interest rate of the Senior Secured Notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2021	$357
Settlement of contingent consideration	(293)
Balance as of September 30, 2022	$64

The $0.1 million of contingent consideration, which resulted from a stock price guarantee provided as a part of our acquisition of LifeDojo, Inc. in October 2020, remaining as of September 30, 2022 relates to 7,428 shares of common stock remaining to be issued, pending response for stockholder information.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2021	$—
Warrants issued - Ticking Warrants	176
Gain on change in fair value of warrant liabilities	(121)
Balance as of September 30, 2022	$55
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

September 30, 2022
Volatility	100.0%
Risk-free interest rate	4.25%
Weighted average expected life (in years)	4.04
Dividend yield	0%

Note 12. Variable Interest Entities
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$887	$1,356
Unbilled receivables	59	80
Prepaid and other current assets	—	48
Total assets	$946	$1,484

Accounts payable	$5	$10
Accrued liabilities	60	11
Deferred revenue	39	40
Payables to Ontrak	1,726	1,841
Total liabilities	$1,830	$1,902

Note 13. Commitments and Contingencies
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

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts three causes of action alleging that Ontrak violated § 11, §

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond to; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933, with leave to amend. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

On February 3, 2022, a stockholder of the Company made a demand for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, in which the stockholder alleged that (a) disclosures in advance of a meeting of stockholders scheduled for March 2022 were inadequate and (b) certain sales of Ontrak stock by Terren S. Peizer were suspiciously timed. In response to the letter, the Company issued supplemental disclosures in advance of the meeting of stockholders and made certain revisions to its insider trading policy. On August, 2, 2022, the parties executed a settlement agreement, in which the stockholder agreed that its demands were met, and Ontrak agreed to pay the stockholder’s attorneys’ fees of $75,000. That amount has been paid in full.

Note 14. Subsequent Event

On November 19, 2022, the Company and Acuitas entered into an amendment to the Keep Well Agreement (the "Second Amendment"), pursuant to which, among other things:

• the maturity date of the Keep Well Notes was extended from September 1, 2023 to June 30, 2024;
• the remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million and the provision in the Keep Well Agreement that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
• the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described below), the entire remaining amount of $14.0 million, to be funded as follows: $4.0 million in each of January, March and June 2023 and $2.0 million in September 2023;
• many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the conditions that (x) the Company have used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company being unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, and (z) (1) absent obtaining the funds requested by the Company, the Company will not have sufficient unrestricted cash to pay and discharge all of its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023;
• the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note;
• the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding;
• subject to stockholder approval, the exercise price of the currently outstanding Keep Well Warrants will be reduced to $0.45, which was the consolidated closing bid price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Second Amendment and which will be subject to future adjustment as described below;
• subject to stockholder approval, the number of shares of the Company’s common stock subject to the currently outstanding Keep Well Warrants will be increased to the number of shares that would have been subject to such Keep Well Warrants if the warrant

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45;
• subject to stockholder approval, the warrant coverage on future borrowings under the Keep Well Agreement will be increased to a number of shares of the Company's common stock equal to (x) 100% of the amount borrowed under the Keep Well Agreement (instead of 20% of such amount) divided by (y) $0.45 (the "Warrant Coverage Denominator"), subject to future adjustment as described below, and each Keep Well Warrant issued going forward will have an exercise price equal to $0.45 per share, subject to future adjustment as described below;
• the Company agreed to solicit stockholder approval of a 1:5 reverse stock split of the Company’s outstanding common stock, and, if obtained, to effect such reverse stock split as soon as practicable thereafter;
• subject to stockholder approval, if the reverse stock split is effected, the Warrant Coverage Denominator and the exercise price of each warrant issued pursuant to the Keep Well Agreement that is then outstanding will be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below;
• subject to stockholder approval, the Warrant Coverage Denominator and the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the final funding date under the Keep Well Agreement will be reduced to (i) if the final funding date occurs at any time prior to the time the Reverse Stock Split Price is determined, the closing price of the Company’s common stock on the trading day immediately preceding the final funding date (the “Final Funding Date Price”), or (ii) if the final funding date occurs at any time from and after the time the Reverse Stock Split Price is determined, the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price;
• subject to stockholder approval, Acuitas, at its option, will have the right to convert the entire principal amount of the Keep Well Notes outstanding, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.40 per share and the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date;
• subject to stockholder approval, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company will issue to Acuitas a five-year warrant to purchase shares of the Company’s common stock; the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the Keep Well Note then in effect, subject to adjustment as described above;
• subject to stockholder approval, the Company will issue to Acuitas 2,038,133 additional Commitment Shares;
• the parties agreed that under no circumstances will the Company issue any shares upon exercise of any warrant issued under the Keep Well Agreement or upon conversion of any Keep Well Note to the extent that, after giving effect to the issuance of any such shares, Acuitas (together with its affiliates) would beneficially own shares of the Company's common stock representing more than 90% of the total number of shares of the Company's common stock outstanding as of the time of such issuance (the “Issuance Cap”); and that in the event of a Fundamental Transaction (as defined in the Second Amendment), regardless of the actual number of securities of the Company beneficially owned by Acuitas and its affiliates at the effective time thereof, Acuitas shall not be entitled to receive any consideration pursuant to such Fundamental Transaction in respect of any shares underlying any of the warrants issued under the Keep Well Agreement or any shares issuable upon conversion of any Keep Well Note that would represent shares in excess of the Issuance Cap if beneficially owned by Acuitas and/or its affiliates immediately prior to such effective time, and all warrants and Keep Well Notes owned or beneficially owned by Acuitas and/or its affiliates at the effective time of such Fundamental Transaction, solely to the extent that, if exercised or converted, such warrants and Keep Well Notes would result in the issuance of such excess shares, will be cancelled and forfeited without consideration therefor, effective as of such effective time; provided, however, that the foregoing shall not affect the Company’s obligation to pay all amounts owed under such Keep Well Notes in connection with such Fundamental Transaction; and
• the Company agreed, subject to certain customary exceptions, not to incur any indebtedness or issue any shares of its capital stock or capital stock equivalents without Acuitas’ consent until 180 days following the final funding date under the Keep Well Agreement.

The Company agreed to seek stockholder approval for the amendments to the Keep Well Agreement described above that are subject to stockholder approval at a special stockholders' meeting to be held on or before February 20, 2023.

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

Recent Developments
Reduction in Workforce
In August 2022, our management approved a restructuring plan as part of management's cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. Under the restructuring plan, we reduced approximately 34% of positions and $7.7 million of annual compensation costs, as well as approximately $3.0 million of annual third party costs. During the three months ended September 30, 2022, we incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations for the three and nine months ended September 30, 2022. For information See Note 6 of the Notes to Condensed Consolidated Financial Statements included in Item I, Part I of this Quarterly Report on Form 10-Q.
Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, and on November 19, 2022, we and Acuitas entered into an amendment to that agreement (the “Second Amendment,” and the Master Note Purchase Agreement as amended to date, the “Keep Well Agreement”). In connection with each borrowing under the Keep Well Agreement, we are required to issue a senior secured note for the amount borrowed (each such note a "Keep Well Note") to Acuitas or an entity affiliated with it, which accrues interest based on a variable rate based on the 30 day tenor Secured Overnight Financing Rate plus a corresponding applicable margin (the "adjusted term SOFR") and are due on June 30, 2024, subject to acceleration for customary events of default, including for failure to make payments when due, breaches by us of certain covenants and representations in the Keep Well Agreement, defaults by us under other agreements related to indebtedness, our bankruptcy or dissolution, and a change of control.

During the three months ended September 30, 2022, we borrowed a total of $11.0 million under the Keep Well Agreement, and applied a portion of the proceeds therefrom to pay off in full all outstanding amounts we owed under the 2024 Notes, discussed below, and to fund our working capital requirements. Each borrowing was completed with the issuance of a Keep Well Note, which accrues interest based on the adjusted term SOFR for each interest period. At September 30, 2022, the effective weighted average interest rate for the Keep Well Notes was 18.25%. At September 30, 2022, the amount available to be borrowed under the Keep Well Agreement was approximately $10.7 million, which reflects the reduction in the total amount available to be borrowed resulting from the $3.3 million of net proceeds we raised in the equity offering discussed below. Pursuant to the Second Amendment, the $3.3 million reduction was reversed, such that amount available to be borrowed was increased to $14.0 million, and which will be borrowed as follows: $4.0 million in each of January, March and June 2023 and $2.0 million in September 2023.

In accordance with the terms of the Keep Well Agreement, following the approval of the stockholders at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, we issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) as of September 30, 2022, we have issued to Acuitas Keep Well Warrants to purchase 1,301,775 shares of our common stock (the "Keep Well Warrants"). The Keep Well Warrants have a term of five years and an exercise price equal to $1.69, which was the closing price of our common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. The exercise price of the Keep Well Warrants is subject to reduction in accordance with the terms of the Second Amendment.

For additional information regarding the Keep Well Agreement and the Second Amendment, please see the discussion under “Keep Well Agreement” in Note 10 and Note 14, respectively, of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

2024 Note Agreement

On March 8, 2022, we entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, a required prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022, restrictions on the declaration and payment of dividends on our Series A Preferred Stock until after December 31, 2022, and elimination of LIBOR as a reference rate such that the 2024 Notes only bear interest at the Base Rate, as defined in the Note Agreement, going forward. During the first half of 2022, the Company prepaid a total of $31.7 million (including the above mentioned $11.0 million) of the 2024 Notes, and wrote off $2.0 million of debt issuance costs related to the 2024 Notes.
On July 15, 2022, we entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which we paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. We funded the payoff with $2.6 million of its cash on hand and $5 million of borrowing under the Keep Well Agreement, as discussed above. All obligations owing by us and the other Note Parties (as defined in the Note Purchase Agreement), including restrictions described above, under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were terminated (other than those provisions therein that expressly survive termination), and all liens securing our obligations under the Note Agreement were released. During the three months ended September 30, 2022, we wrote off the remaining $1.3 million of debt issuance costs related to the 2024 Notes.
In connection with entering into the Eighth Amendment, we issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of our common stock in an aggregate amount of up 111,680 shares. Also, we agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of our common stock equal to $47,500, to be calculated based on the volume weighted average trading price of our common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of our common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of September 30, 2022, Ticking Warrants to purchase 118,931 shares of our common stock were issued to the Holder. We assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification.
Equity Offering
On August 2, 2022, we entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 5,000,000 shares of our common stock at an at-the-market purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and we received total net proceeds of approximately $3.3 million (excluding approximately $0.7 million of fees and expenses). We used the net proceeds from the offering for working capital purposes.
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

	Three Months Ended September 30,
(In thousands, except outreach pool and percentages)	2022	2021	Change $	Change %
Revenue	$2,843	$18,594	$(15,751)	(85)%
Cash flow from operations	(8,305)	(14,265)	5,960	(42)

	Nine Months Ended September 30,
	2022	2021	Change $	Change %
Revenue	$12,004	$73,801	$(61,797)	(84)%
Cash flow from operations	(22,520)	(11,111)	(11,409)	103

	At September 30,
	2022	2021	Change	Change %
Effective Outreach Pool	4,163	14,165	(10,002)	(71)%

Our revenue for the three months ended September 30, 2022 was $2.8 million compared to $18.6 million for the same period in 2021, and $12.0 million for the nine months ended September 30, 2022 compared to $73.8 million for the same period in 2021. The decrease in our revenue in the three and nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to the loss of two of our largest customers as previously announced in 2021 and a decrease in total average enrolled members during the three and nine months ended September 30, 2022 compared to the same periods in 2021.

Our cash flow from operations for the three months ended September 30, 2022 was $(8.3) million compared to $(14.3) million for the same period in 2021, and $(22.5) million for nine months ended September 30, 2022 compared to $(11.1) million for the same period in 2021. The year over year decrease in our cash flow from operations during the three and nine months ended September 30, 2022 as compared to the same periods in 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced.

Our effective outreach pool at September 30, 2022 was 4,163 compared to 14,165 for the same period in 2021. The decrease was primarily due to reduced outreach pool associated with the loss of one of our customers, as well as smaller decreases associated with the loss of a second customer and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

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
Operating Expenses

Our operating expenses consist of our sales and marketing, research and development, and general and administrative expenses, as well as restructuring, severance and related costs as applicable. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions, and costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities. All advertising related costs are expensed as incurred. Research and development expenses consist primarily of personnel and related expenses for our engineers and software development staff, including salaries, benefits, bonuses and stock-based compensation, and the cost of certain third-party service providers. Research and development costs are expensed as incurred. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, compliance and human resource staff, including salaries, benefits, bonuses and stock-based compensation, professional fees, insurance premiums, and other corporate expenses. Restructuring, severance and related costs include workforce reduction costs and asset impairment charges, if any.

Interest Expense, net

Interest expense consists primarily of interest expense from our note agreements, accretion of debt discount, amortization of debt issuance costs and finance leases.
Other Expense, net

Other income (expense) consists of gains (losses) associated with changes in fair value of contingent consideration and warrant liabilities, write-off of debt issuance related costs and other miscellaneous income (expense) items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$2,843	$18,594	$12,004	$73,801
Cost of revenue	1,436	5,856	6,488	27,125
Gross profit	1,407	12,738	5,516	46,676

Operating expenses:
Research and development	2,833	4,563	9,113	13,531
Sales and marketing	1,151	2,269	3,893	7,839
General and administrative	7,552	11,325	27,694	33,966
Restructuring, severance and related costs	934	49	934	1,339
Total operating expenses	12,470	18,206	41,634	56,675
Operating loss	(11,063)	(5,468)	(36,118)	(9,999)

Other expense, net	(1,241)	(361)	(3,213)	(1,004)
Interest expense, net	(440)	(2,054)	(2,996)	(6,090)
Loss before income taxes	(12,744)	(7,883)	(42,327)	(17,093)
Income tax expense	(20)	—	(140)	—
Net loss	$(12,764)	$(7,883)	$(42,467)	$(17,093)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Commercial revenue	$1,267	$7,093	$(5,826)	(82)%	$5,624	$28,902	$(23,278)	(81)%
Percentage of commercial revenue to total revenue	45%	38%	7%		47%	39%	8%
Government revenue	$1,576	$11,501	$(9,925)	(86)%	$6,380	$44,899	$(38,519)	(86)%
Percentage of government revenue to total revenue	55%	62%	(7)%		53%	61%	(8)%
Total revenue	$2,843	$18,594	$(15,751)	(85)%	$12,004	$73,801	$(61,797)	(84)%

Total revenue decreased $15.8 million, or 85%, in the three months ended September 30, 2022 compared to the same period of 2021, and decreased by $61.8 million, or 84%, in the nine months ended September 30, 2022 compared to the same period of 2021. The decrease in revenue during the three and nine months ended September 30, 2022 compared to the respective periods in 2021 was primarily attributable to the loss of our two largest customers as previously announced and a decrease in total average enrolled members.

The mix of our revenues from commercial customers increased to 45% and 47% in the three and nine months ended September 30, 2022, respectively, compared to 38% and 39% in the three and nine months ended September 30, 2021, respectively. The mix of our revenues from government customers decreased to 55% and 53% in the three and nine months ended September 30, 2022, respectively, compared to 62% and 61% in the three and nine months ended September 30, 2021, respectively. This shift in mix of revenues from commercial and government customers was mainly due to the loss of our two largest customers as previously announced.

We currently expect our revenues in the remainder of 2022 to decline year over year primarily as a result of the lost customers as previously announced and pricing and volume updates with certain other customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Cost of revenue	$1,436	$5,856	$(4,420)	(75)%	$6,488	$27,125	$(20,637)	(76)%
Gross profit	1,407	12,738	(11,331)	(89)	5,516	46,676	(41,160)	(88)
Gross profit margin	49%	69%	(20)%		46%	63%	(17)%

Cost of revenue decreased $4.4 million, or 75%, in the three months ended September 30, 2022 compared to the same period of 2021. The decrease in cost of revenue during the three months ended September 30, 2022 was primarily due to a decrease in personnel costs resulting from headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization and a decrease in provider costs.

Gross profit and gross profit margin decreased by $11.3 million and 20%, respectively, in the three months ended September 30, 2022 compared to the same period of 2021. The decrease in both gross profit and gross profit margin in the three months ended September 30, 2022 was primarily due to the decrease in our revenue discussed above.

Cost of revenue decreased $20.6 million, or 76%, in the nine months ended September 30, 2022 compared to the same period of 2021. The decrease in cost of revenue during the nine months ended September 30, 2022 was primarily due to a decrease in personnel costs resulting from headcount efficiencies gained and cost optimization initiatives as we improve the operations for our member facing organization and a decrease in provider costs.

Gross profit and gross profit margin decreased by $41.2 million and 17%, respectively, in the nine months ended September 30, 2022 compared to the same period of 2021. The decrease in both gross profit and gross profit margin in the nine months ended September 30, 2022 was primarily due to the decrease in our revenue discussed above.

We expect our cost of revenue to decline year over year in line with the decrease in revenue as discussed above and as well as pricing updates to our customers.
Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change	Change %	2022	2021	Change	Change %
Operating expenses:
Research and development	$2,833	$4,563	$(1,730)	(38)%	$9,113	$13,531	$(4,418)	(33)%
Sales and marketing	1,151	2,269	(1,118)	(49)	3,893	7,839	(3,946)	(50)
General and administrative	7,552	11,325	(3,773)	(33)	27,694	33,966	(6,272)	(18)
Restructuring, severance and related costs	934	49	885	1806	934	1,339	(405)	(30)
Total operating expenses	$12,470	$18,206	$(5,736)	(32)	$41,634	$56,675	$(15,041)	(27)

Operating loss	$(11,063)	$(5,468)	$(5,595)	102%	$(36,118)	$(9,999)	$(26,119)	261%
Operating loss margin	(389)%	(29)%	(360)%		(301)%	(14)%	(287)%

Total operating expense decreased by $5.7 million, or 32%, in the three months ended September 30, 2022 compared to the same period in 2021. The decrease in operating expenses was primarily due to the following:

•$1.7 million decrease in our research and development costs, which was primarily related to $2.0 million decrease in employee-related costs and $0.5 million decrease in professional consulting fees, partially offset by a $0.5 million increase in depreciation expense and a $0.3 million increase in software costs.
•$1.1 million decrease in our sales and marketing costs, which was primarily related to $0.6 million decrease in promotional costs related to marketing initiatives, $0.4 million decrease in employee-related costs and $0.1 million decrease in professional service costs.
•$3.8 million decrease in our general and administrative costs, which was primarily related to $3.1 million decrease in employee-related costs, a $0.4 million decrease in software related costs and a $0.2 million decreases in occupancy costs, partially offset by a $0.3 million increase in legal and related professional service costs.
•$0.9 million increase in restructuring, severance and related costs related to the reduction in workforce announced in August 2022 contributed to a partial offset to the total net decrease in operating expenses.

Total operating expense decreased by $15.0 million, or 27%, in the nine months ended September 30, 2022 compared to the same period in 2021. The decrease in operating expenses was primarily due to the following:

•$4.4 million decrease in our research and development costs, which was primarily related to $5.4 million decrease in employee-related costs and $1.0 million decrease in professional consulting fees, partially offset by a $1.6 million increase in depreciation expense and a $0.5 million increase in software costs.
•$3.9 million decrease in our sales and marketing costs, which was primarily related to $2.8 million decrease in promotional costs related to marketing initiatives, $0.6 million decrease in professional service costs and $0.6 million decrease in employee-related costs.
•$6.3 million decrease in our general and administrative costs, which was primarily related to $5.2 million decrease in employee-related costs, a $1.0 million decrease in software related costs, a $0.5 million decreases in other general professional service costs and a $0.4 million decrease in occupancy costs, partially offset by a $1.0 million increase in legal costs.
•$0.4 million decrease in restructuring, severance and related costs related to the reduction in workforce announced in August 2022 compared to the reduction in workforce costs incurred in the nine months ended September 30, 2021 relating to the reduction in workforce announced in March 2021.

Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives.
Other Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Other expense, net	$(1,241)	$(361)	$(880)	(244)%	$(3,213)	$(1,004)	$(2,209)	(220)%
Other expense, net of $1.2 million for the three months ended September 30, 2022 was primarily related to the write-off of debt issuance costs on our 2024 Notes. Other expense, net of $0.4 million for the three months ended September 30, 2021 was related to $0.5 million loss related to a change in the fair value of contingent consideration liability, partially offset by a $0.1 million of other income.
Other expense, net for the nine months ended September 30, 2021 was $3.2 million, which was related to $3.3 million of write-off of debt issuance costs on our 2024 Notes, partially offset by $0.1 million of gain related to a change in the fair value of warrant liabilities. Other expense, net for the nine months ended September 30, 2021 was $1.0 million, which was related to $1.3 million loss related to a change in the fair value of contingent consideration liability, partially offset by a $0.2 million gain related to a PPP loan that was forgiven and $0.1 million of other income.
Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Interest expense, net	$(440)	$(2,054)	$1,614	79%	$(2,996)	$(6,090)	$3,094	51%
The decrease in interest expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to lower average total outstanding loan balance during the three and nine months ended September 30, 2022.
Income Tax Expense

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2022	2021	Change $	Change %	2022	2021	Change $	Change %
Income tax expense	$(20)	$—	$(20)	100%	$(140)	$—	$(140)	100%
Income tax expense for the three and nine months ended September 30, 2022 was $0.02 million and $0.1 million, respectively, which were primarily related to state income taxes. There was no income tax expense for the three and nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES
Our ability to fund ongoing operations is dependent on several factors. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members in existing contracts. Additionally, our funding is dependent upon the success of management’s plan to increase revenue and control expenses. We provide services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations. We also provide mental health and wellbeing support to members of employer customers under our LifeDojo wellbeing solution.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2022, our cash and restricted cash was $11.9 million and we had working capital of approximately $11.5 million. For the nine months ended September 30, 2022, average monthly cash flow from operations burn rate was $2.5 million. Based on our cash and restricted cash levels, expected revenue from business operations, and after taking into account the amount available to borrow under the Keep Well Agreement, we expect to have sufficient cash to cover our operating expenses through at least the next twelve months following the date our financial statements in this report are issued. As of the date of this Quarterly Report on Form 10-Q, we had $14 million of available borrowing capacity under the Keep Well Agreement. See Note 10 and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information about the Keep Well Agreement. However, delays in cash collections, lower revenue than anticipated, unforeseen expenditures, or our inability to satisfy the conditions precedent to borrowing funds under the Keep Well Agreement could impact our expectation.
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
Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for on-going liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts. There can be no assurance that capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Keep Well Agreement contains various financial covenants, and any unanticipated non-compliance with those covenants could result in an acceleration of the repayment of the outstanding loan balance, and our ability to borrow funds under the Keep Well Agreement is subject to conditions precedent being satisfied, and we may not satisfy such conditions precedent if and when we need to borrow funds thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash used in provided by operating activities	$(22,520)	$(11,111)
Net cash used in investing activities	(1,004)	(3,865)
Net cash used in financing activities	(30,488)	(3,467)
Net decrease in cash and restricted cash	$(54,012)	$(18,443)

Net cash used in operating activities during the nine months ended September 30, 2022 was $22.5 million compared with net cash used in operating activities of $11.1 million during the same period in 2021. The $11.4 million increase in net cash used in operating activities during the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to a decrease in our revenue related to the customer terminations previously announced and related decrease in customer billings and collections.
Net cash used in investing activities was $1.0 million for the nine months ended September 30, 2022 compared with $3.9 million in the same period of 2021. The $1.0 million and $3.9 million of net cash used in investing activities for the nine months ended September 30, 2022 and 2021, respectively, was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will decrease in the near future.

Our net cash used in financing activities was $30.5 million for the nine months ended September 30, 2022 compared with $3.5 million for the nine months ended September 30, 2021. The $30.5 million of net cash used in financing activities for the nine months ended September 30, 2022 was primarily related to $39.2 million of repayments made on our 2024 Notes, representing full payment and termination of the 2024 Notes, $2.2 million of dividend payments made on our Series A Preferred Stock and $2.3 million of payments made on our financed insurance premiums, partially offset by $11.0 million borrowed on the Keep Well Agreement and $3.3 million net raised in a registered direct offering of our common stock. The $3.5 million of net cash used in financing activities for the nine months ended September 30, 2021 was primarily related to $6.7 million of dividend payments made on our Series A Preferred Stock and $2.2 million of payments made on our financed insurance premiums, partially offset by $5.6 million of proceeds received from stock option exercises.

As a result of the above, our total cash and cash equivalents, including restricted cash of $4.7 million, was $11.9 million as of September 30, 2022.

Debt

See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion about our debt.
Equity Offerings
See Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a detailed discussion about our equity offerings.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative

Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity. The plaintiff asserts three causes of action alleging that Ontrak violated § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond to; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933, with leave to amend. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

On February 3, 2022, a stockholder of the Company made a demand for inspection of books and records pursuant to Section 220 of the Delaware General Corporation Law, in which the stockholder alleged that (a) disclosures in advance of a meeting of stockholders scheduled for March 2022 were inadequate and (b) certain sales of Ontrak stock by Terren S. Peizer were suspiciously timed. In response to the letter, the Company issued supplemental disclosures in advance of the meeting of stockholders and made certain revisions to its insider trading policy. On August, 2, 2022, the parties executed a settlement agreement, in which the stockholder agreed that its demands were met, and Ontrak agreed to pay the stockholder’s attorneys’ fees of $75,000. That amount has been paid in full.

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

●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few large customers; during 2021, we lost two of such customers and any further loss would have a material adverse effect on us.
●	Amounts available to us under the Keep Well Agreement we entered into in April 2022, and as amended in November 2022, may not be available to us if we do not satisfy the conditions to borrow funds thereunder.
●
The Keep Well Agreement contains significant restrictions on our business and operations and requires ongoing compliance with detailed financial covenants. Any failure to comply with the terms of such indebtedness would have a material adverse effect on our business and our securities.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.
●	Our Executive Chairman controls approximately 42% of the outstanding common stock and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	Our common stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.

●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors

Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At September 30, 2022, our cash and restricted cash was $11.9 million and we had a working capital of approximately $11.5 million. We had an average monthly cash flow from operations burn rate of approximately $2.5 million for the nine months ended September 30, 2022 and could continue to incur negative cash flows and operating losses for the next twelve months.

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

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, and on November 19, 2022, we entered into an amendment to the Keep Well Agreement (as amended to date, the "Keep Well Agreement"). On July 15, 2022, we borrowed $5.0 million under the Keep Well Agreement and applied the proceeds therefrom to pay off in full all outstanding amounts owed under that certain Note Purchase Agreement, dated as of September 24, 2019, by and among us, as issuer, certain of our subsidiaries, as guarantors, the purchasers party thereto, and Goldman Sachs Specialty Lending Group, L.P., as collateral agent. On September 7, 2022, we borrowed $6.0 million under Keep Well Agreement to fund our working capital requirements. Under the terms of the amendment we entered into on November 19, 2022, the funding structure was changed from borrowings as needed from time to time at our election, to us agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement, the entire remaining amount of $14.0 million, to be funded as follows: $4.0 million in each of January, March and June 2023 and $2.0 million in September 2023.

As a result of our borrowing funds under the Keep Well Agreement, we are subject to certain negative and affirmative covenants and subject to other restrictions on our business operations. For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion regarding Keep Well Agreement in Note 10 and Note 14 of the Notes to Condensed Consolidated Financial Statements in Item 1, Part I of this Quarterly Report on Form 10-Q.

In connection with each borrowing under the Keep Well Agreement, Acuitas received and will receive warrants to purchase shares of our common stock, and, subject to stockholder approval, Acuitas, at its option, will have the right to convert the entire principal amount of all amounts we borrow under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of our common stock at a conversion price equal to the lesser of $0.40 per share and the closing price of our common stock on the trading day immediately prior to the applicable conversion date. In addition, subject to stockholder approval, in connection with any such conversion, we will issue Acuitas additional warrants to purchase shares of our common stock; the number of shares subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price then in effect, and the exercise price of each such warrant will be equal to the conversion price then in effect. Assuming our stockholders approve all the equity issuances under the Keep Well Agreement that require stockholder approval under the Nasdaq Listing Rules, the issuance of all of the remaining warrants under Keep Well Agreement (assuming the denominator for determining the number of warrants that would be issued is 0.45) and the exercise thereof, and the conversion of the principal amount of all Keep Well Notes into shares (at a conversion price equal to $0.40 per share), the issuance of warrants in connection with such conversion and the exercise thereof, we will issue to Acuitas approximately 183 million shares of our common stock, subject to the 90% issuance cap in the Keep Well Agreement. The number of shares issuable under the Keep Well Agreement, if issued, will result in substantial dilution to our stockholders, other than Acuitas. If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, these debt securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations in addition to those referenced above.

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

Failure to effectively develop and expand our sales and marketing capabilities could harm our ability to execute our business plan, increase our customer base and achieve broader market acceptance of our program.

Our ability to increase our customer base and achieve broader market acceptance of our Ontrak program will depend to a significant extent on our ability to deploy our sales and marketing resources efficiently and our ability to drive our current sales pipeline to secure new customers and to cultivate customer and partner relationships to drive revenue growth in the next twelve months. We are focused on identifying and developing new customer opportunities and these efforts require us to invest significant financial and other resources. Our business and operating results will be harmed if our sales and marketing efforts do not generate significant increases in revenue in the next twelve months.

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

Three customers accounted for an aggregate of approximately 95% and five customers accounted for an aggregate of approximately 94% of our total revenue for the three months ended September 30, 2022 and 2021, respectively. Three customers accounted for an aggregate of approximately 93% and five customers accounted for an aggregate of approximately 96% of our total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Also, two customers represented an aggregate of approximately 93% and 100% of our total accounts receivable as of September 30, 2022 and December 31, 2021, respectively.

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

On July 15, 2022, our Board approved an amendment to the Company’s Certificate of Incorporation to remove the Protective Amendment and declared its advisability. By notice dated July 25, 2022, our stockholders were notified of the meeting date of our annual stockholders meeting for 2022, at which annual meeting our stockholders was asked to approve, and approved, the removal of the Protective Amendment provisions. We cannot assure you that such removal will be effected, though approved by our stockholders, or that the use of our NOLs, or a portion thereof, against our future taxable income will not be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

Many states have laws that prohibit business corporations, such as us, from practicing medicine, exercising control over medical judgments or decisions of physicians or other health care professionals (such as nurses or nurse practitioners), or engaging in certain business arrangements with physicians or other health care professionals, such as employment of physicians and other health care professionals or fee-splitting. The state laws and regulations and administrative and judicial decisions that enumerate the specific corporate practice and fee-splitting rules vary considerably from state to state and are enforced by both the courts and government agencies, each with broad discretion. Courts, government agencies or other parties, including physicians, may assert that we are engaged in the unlawful corporate practice of medicine, fee-splitting, or payment for referrals by providing administrative and other services in connection with our treatment programs. As a result of such allegations, we could be subject to civil and criminal penalties, our contracts could be found invalid and unenforceable, in whole or in part, or we could be required to restructure our contractual arrangements. If so, we may be unable to restructure our contractual arrangements on favorable terms, which would adversely affect our business and operations.

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

We structure our relationships with our providers and experts in a manner that we believe results in an independent contractor relationship, not an employee relationship. An independent contractor is generally distinguished from an employee by his or her degree of autonomy and independence in providing services. A high degree of autonomy and independence is generally indicative of a contractor relationship, while a high degree of control is generally indicative of an employment relationship. On October 13, 2022, the Department of Labor published its “Employee or Independent Contractor Classification under the Fair Labor Standards Act” (the “FLSA Standards”) that would rescind existing guidance adopted under the Trump Administration and broaden the scope of the so-called “economic realities test” used to classify workers, likely making it more difficult for workers to be classified as independent contractors. Although we believe that our providers and experts are properly characterized as independent contractors, tax or other regulatory authorities may in the future challenge our characterization of these relationships particularly if the new FLSA Standards are adopted. If such regulatory authorities or state, federal or foreign courts were to determine that our providers or experts are employees, and not independent contractors, we would be required to withhold income taxes, to withhold and pay social security, Medicare and similar taxes and to pay unemployment and other related payroll taxes. We would also be liable for unpaid past taxes and subject to penalties. As a result, any determination that our providers or experts are our employees could have a material adverse effect on our business, financial condition and results of operations.

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

At September 30, 2022, our total liabilities equaled $17.5 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

We have established a segregated account that was funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarters ended May 30, 2022 and August 31, 2022. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock.

Our Certificate of Incorporation currently contains provisions limiting the transferability and conversion of the Series A Preferred stock.

As noted above, the Protective Amendment was designed to assist in protecting the long-term value of our accumulated NOLs by limiting certain transfers of our common stock and certain of our other securities coming within the rules of the Internal Revenue Service under Section 382, including the Series A Preferred Stock as such does not meet the exception provided by Section 1504(a) of the Code and related Treasury Regulation §1.382.-2(a)(3)(i) (collectively, “382 Stock”). While the Board of Directors has approved the issuance of our Series A Preferred Stock after determining that such issuance is not likely to result in a prohibited ownership shift, the Protective Amendment will continue to apply to the Series A Preferred Stock after issuance, including the restrictions on transfer and exchange, until such time as our stockholders approve the removal of the Protective Amendment. By notice dated July 25, 2022, our stockholders were notified of the meeting date of our annual stockholders meeting for 2022, at which annual meeting our stockholders was asked, and the stockholders approved, the removal of the Protective Amendment provisions.

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

One of the factors that influences the price of the Series A Preferred Stock is the dividend yield on the Series A Preferred Stock (as a percentage of the market price of the Series A Preferred Stock) relative to market interest rates. Continued increase in market interest rates may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield (and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for dividend payments). Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to materially decrease.

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

Approximately 42% of our outstanding common stock is beneficially owned by our Executive Chairman, who has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the date of this Quarterly Report on Form 10-Q, 12,195,575 shares were beneficially held of record by Acuitas Group Holdings, LLC (“Acuitas”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company's Executive Chairman and largest stockholder, which represented beneficial ownership of approximately 42% of our outstanding shares of common stock. In addition, if our stockholders approve the terms of the Keep Well Agreement that require stockholder approval under Nasdaq listing rules for the issuance of shares of our common stock, and for the issuance of securities exercisable for or convertible into shares of our common stock, under the Keep Well Agreement, the beneficial ownership of Acuitas and its affiliates may increase to 90% of our future outstanding shares of common stock. As a result, he has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. His interest may not always coincide with our interests or the interests of other stockholders, and he may act in a manner that advances his best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove management of our Company. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is traded on NASDAQ under the symbol “OTRK.” On September 14, 2022, we received a notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer met the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) because the closing bid price for the Company’s common stock was less than $1.00 for the previous 30 consecutive business days. The notice had no immediate effect on the listing of the Company’s common stock on The Nasdaq Global Market.

Under Nasdaq Listing Rule 5810(c)(3)(A), the Company has a 180-calendar day grace period, or until March 13, 2023 (the “Compliance Date”), to regain compliance with the Minimum Bid Price Requirement. The Minimum Bid Price Requirement will be met if the Company’s common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period, unless Nasdaq exercises its discretion to extend such 10-day period. If the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180-calendar day compliance period, subject to satisfying the conditions in the applicable Nasdaq Listing Rules. The Company is monitoring the closing bid price of its common stock and will consider options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or that the Company will continue to meet other continued listing requirements. For example, the Company must continue to meet one of four different listing standards to remain listed on the Nasdaq Global Market. Currently, the

Company satisfies the “equity standard” which requires that the Company have: (a) stockholders' equity of at least $10 million; (b) at least 750,000 publicly held shares; (c) a market value of publicly held shares of at least $5 million; and (d) at least two registered and active market makers. The Company’s stockholders’ equity may become less than $10 million in early 2023, and, if it does, the Company would not satisfy the “equity standard” and may not satisfy any of the other continued listing standards to remain listed on the Nasdaq Global Market. If that were to be the case, the Company could seek to transfer to the Nasdaq Capital Market. However, the Nasdaq Capital Market requires that companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the Company’s most recently completed fiscal year or in two of the three most recently completed fiscal years. The Company’s stockholders’ equity may become less than $2.5 million in early 2023 and the Company does not currently meet either of the two alternative compliance standards described in clause (y) and (z).

If our common stock is ultimately delisted by Nasdaq, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, then we could face significant material adverse consequences, including:

•less liquid trading market for our securities;
•more limited market quotations for our securities;
•determination that our common stock is a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;
•more limited research coverage by stock analysts;
•loss of reputation; and
•more difficult and more expensive equity financings in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock remains listed on Nasdaq, our common stock will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If our securities were no longer listed on Nasdaq and therefore not “covered securities”, we would be subject to regulation in each state in which we offer our securities.

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

We have used the market price of our common stock to establish future payment obligations to stockholders of acquisition targets in the past and may continue to do so in the future; any decline in the market price regardless of whether due to our performance or external market dynamics would give rise to a payment obligation to such holders. Furthermore, stockholders may initiate additional securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur further substantial costs and continue to divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of September 30, 2022, approximately 10 million shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of September 30, 2022, we had outstanding options to purchase 3,378,626 shares of our common stock at exercise prices ranging from $0.65 to $86.57 per share and warrants to purchase 1,576,256 shares of our common stock at exercise prices ranging from $0.01 to $13.68 per share. Also, as of September 30, 2022, we had a total of 1,452,026 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In September 2022, we issued 739,645 unregistered, restricted shares of our common stock and warrants to purchase an aggregate of 1,301,775 shares of our common stock pursuant to the terms of the Keep Well Agreement. These securities were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities
Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors (the "Board") out of funds legally available for such dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of this Quarterly Report on Form 10-Q, we had $6.2 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information
On November 19, 2022, the Company and Acuitas entered into an amendment to the Keep Well Agreement (the "Second Amendment"), pursuant to which, among other things:

• the maturity date of the Keep Well Notes was extended from September 1, 2023 to June 30, 2024;
• the remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million and the provision in the Keep Well Agreement that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
• the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described below), the entire remaining amount of $14.0 million, to be funded as follows: $4.0 million in each of January, March and June 2023 and $2.0 million in September 2023;
• many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the conditions that (x) the Company have used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company being unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, and (z) (1) absent obtaining the funds requested by the

Company, the Company will not have sufficient unrestricted cash to pay and discharge all of its obligations then due or scheduled to become due within the 30 days following the date of the request, and (2) there are no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023;
• the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note;
• the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding;
• subject to stockholder approval, the exercise price of the currently outstanding Keep Well Warrants will be reduced to $0.45, which was the consolidated closing bid price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Second Amendment and which will be subject to future adjustment as described below;
• subject to stockholder approval, the number of shares of the Company’s common stock subject to the currently outstanding Keep Well Warrants will be increased to the number of shares that would have been subject to such Keep Well Warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45;
• subject to stockholder approval, the warrant coverage on future borrowings under the Keep Well Agreement will be increased to a number of shares of the Company's common stock equal to (x) 100% of the amount borrowed under the Keep Well Agreement (instead of 20% of such amount) divided by (y) $0.45 (the "Warrant Coverage Denominator"), subject to future adjustment as described below, and each Keep Well Warrant issued going forward will have an exercise price equal to $0.45 per share, subject to future adjustment as described below;
• the Company agreed to solicit stockholder approval of a 1:5 reverse stock split of the Company’s outstanding common stock, and, if obtained, to effect such reverse stock split as soon as practicable thereafter;
• subject to stockholder approval, if the reverse stock split is effected, the Warrant Coverage Denominator and the exercise price of each warrant issued pursuant to the Keep Well Agreement that is then outstanding will be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below;
• subject to stockholder approval, the Warrant Coverage Denominator and the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the final funding date under the Keep Well Agreement will be reduced to (i) if the final funding date occurs at any time prior to the time the Reverse Stock Split Price is determined, the closing price of the Company’s common stock on the trading day immediately preceding the final funding date (the “Final Funding Date Price”), or (ii) if the final funding date occurs at any time from and after the time the Reverse Stock Split Price is determined, the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price;
• subject to stockholder approval, Acuitas, at its option, will have the right to convert the entire principal amount of the Keep Well Notes outstanding, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of $0.40 per share and the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date;
• subject to stockholder approval, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company will issue to Acuitas a five-year warrant to purchase shares of the Company’s common stock; the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the Keep Well Note then in effect, subject to adjustment as described above;
• subject to stockholder approval, the Company will issue to Acuitas 2,038,133 additional Commitment Shares;
• the parties agreed that under no circumstances will the Company issue any shares upon exercise of any warrant issued under the Keep Well Agreement or upon conversion of any Keep Well Note to the extent that, after giving effect to the issuance of any such shares, Acuitas (together with its affiliates) would beneficially own shares of the Company's common stock representing more than 90% of the total number of shares of the Company's common stock outstanding as of the time of such issuance (the “Issuance Cap”); and that in the event of a Fundamental Transaction (as defined in the Second Amendment), regardless of the actual number of securities of the Company beneficially owned by Acuitas and its affiliates at the effective time thereof, Acuitas shall not be entitled to receive any consideration pursuant to such Fundamental Transaction in respect of any shares underlying any of the warrants issued under the Keep Well Agreement or any shares issuable upon conversion of any Keep Well Note that would represent shares in excess of the Issuance Cap if beneficially owned by Acuitas and/or its affiliates immediately prior to such effective time, and all warrants and Keep Well Notes owned or beneficially owned by Acuitas and/or its affiliates at the effective time of such Fundamental Transaction, solely to the extent that, if exercised or converted, such warrants and Keep Well Notes would result in the issuance of such excess shares, will be cancelled and forfeited without consideration therefor, effective as of such effective time; provided, however, that the foregoing shall not affect the Company’s obligation to pay all amounts owed under such Keep Well Notes in connection with such Fundamental Transaction; and

• the Company agreed, subject to certain customary exceptions, not to incur any indebtedness or issue any shares of its capital stock or capital stock equivalents without Acuitas’ consent until 180 days following the final funding date under the Keep Well Agreement.

The Company agreed to seek stockholder approval for the amendments to the Keep Well Agreement described above that are subject to stockholder approval at a special stockholders' meeting to be held on or before February 20, 2023.
None of the securities issuable under the Keep Well Agreement have been or will be registered under the Securities Act; all such securities have been and will be offered and sold in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

The foregoing summary of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to a copy thereof, which is filed as Exhibit 10.5 to this report.

Item 6.    Exhibits

Exhibit No.	Description
4.1*
Form of Senior Secured Convertible Note issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent.

4.2*
Form of Purchase Warrant for Common Shares issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent.

10.1	Letter Agreement dated July 15, 2022, between Ontrak, Inc., and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 21, 2022).
10.2
Letter Agreement dated August 26, 2022, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 9, 2022).

10.3	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.4	Form of Placement Agency Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.5*
Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent.

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

ONTRAK, INC.

Date: November 21, 2022	By:	/s/ TERREN S. PEIZER
Terren S. Peizer Chief Executive Officer (Principal Executive Officer)

Date: November 21, 2022	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)