Form 10-K
period 2022-12-31
Ontrak, Inc.
filed 2023-04-17
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

(310) 444-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	OTRK	The NASDAQ Capital Market
9.50% Series A Cumulative Perpetual Preferred Stock, $0.0001 par value	OTRKP	The NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☑
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
As of June 30, 2022, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $12,460,376 based on the $1.06 closing sales price of the common stock on The NASDAQ Global Market on that date. The Company's common stock is currently listed on The NASDAQ Capital Market.

As of April 12, 2023, there were 29,320,248 shares of the registrant’s common stock outstanding.

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

ITEM 1.    BUSINESS
Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was incorporated in the State of Delaware on September 29, 2003. Ontrak was founded with a passion for engaging with and helping improve the health and save the lives of anyone impacted by behavioral health conditions. We are an artificial intelligence (“AI”)-powered and telehealth-enabled, healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaches who address the social and environmental determinants of health. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
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
The National Institute of Mental Health reports that nearly one in four adults in the United States of America are impacted by behavioral health issues, such as substance abuse, anxiety disorders or depression. Mental Health America, a large community-based nonprofit dedicated to addressing and promoting mental health, reports that approximately 24% of adults with behavioral health disorders were not able to receive the treatment they needed and that this number has not declined since 2011. Approximately 90% of Ontrak eligible members had untreated or under-treated behavioral health disorders. When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage in our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant as most patients with behavioral health conditions do not receive the appropriate treatment they need for other existing medical conditions.
Our Solution
Our business strategy is to deliver proven, repeatable clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen other medical comorbidities. We do this by identifying, engaging and treating these members through our technology enabled program that focuses on the intersection between behavioral health, physical health and social health. Our advanced AI-supported intervention platform will provide enhanced identification, engagement, digital indicators and treatment processes to improve the overall program efficacy and visibility, which provides greater flexibility to tailor treatment for a more personalized and effective behavior health solution to address the needs of our members throughout their care journey.
Until now, health plans and providers have primarily used AI to identify members who may be eligible for programs and services and have tended to rely on pre-post measures rather than the real-time insights that enable optimization of member engagement, treatment, measurement, and outcomes. By combining in-house AI capabilities with a proprietary blend of technology company partners, Ontrak is solving for these limitations by building an industry-leading intervention platform that integrates AI into every step of the member's behavioral healthcare journey.

Ontrak is pioneering a new approach to behavioral healthcare, one that infuses AI services into every step of a members' behavioral health journey. The result is an industry-leading Advanced Engagement System, and measurement feedback system, that optimizes program eligibility, member outreach, coaching interaction, provider visits, interoperability of data, and outcomes.
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
Treat
Hard-to-engage populations need a high-touch solution. Our Ontrak solution provides personalized, thoughtful plans of care by combining care coaching with innovative psychosocial and medical treatment delivered through a proprietary provider network. The solution is designed to help payors treat and manage populations struggling with substance use disorder, depression and anxiety to improve their health and thereby decrease their overall health care costs.
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

How Whole-Person Care Delivers Meaningful Outcomes That Last
In mid-2021, we presented a landmark behavioral study of the real-world impact of the Ontrak program, called the "Treatment Effect of the Ontrak Program" (the "Treatment Effect Study") at the American Health Insurance Plans event. In December 2022, the Treatment Effect Study was published in the prestigious American Journal of Managed Care. The Treatment Effect Study reviewed healthcare utilization and costs over a 36-month period and compared the outcomes for Ontrak graduates to a propensity-matched group of individuals who were eligible to enroll but did not. The Treatment Effect Study demonstrated our program's ability to effectively help health plans engage hard-to-reach populations and reduce costs by reducing avoidable inpatient utilization and increasing use of productive, preventive care. Health plans saw the following results for each Ontrak graduate in the study:

•$485 per member per month savings, durable 24 months post-enrollment
•66% reduction in avoidable inpatient utilization
•50% increase in preventive care services

The Treatment Effect Study demonstrates that Ontrak's behavioral health interventions work over the long-term, resulting in better outcomes for members and significant cost-savings for payors, and should be integrated as a critical component of healthcare plans.

We have validated, durable medical claims savings and ROI outcomes across all lines of business, including Medicare, Medicaid and commercial health plan members. In addition to medical claims savings, our members, once enrolled, increase preventive and managed care utilization, closing gaps in care, thereby becoming more self-sustaining individuals. We have been able to evidence clinical improvements of our members with the implementation of the tracking of our member’s PHQ-9 and GAD-7 scores over the course of our program, which early results have shown 30% reduction in anxiety symptoms and 55% reduction of depressive symptoms after the first three months.
Recent Developments
Customer Notifications

On August 18, 2021, we received a termination notice from a large customer of their intent not to continue the program past December 31, 2021. We believe the notification was for reasons specific to the customer’s corporate shift in strategic direction. On February 26, 2021, we were notified by our then largest customer that the participation status with this customer would be terminated. Each of these customers' members have completed their participation in our program as of December 31, 2021. As a result of each of these customer termination notices, in March and August 2021 and August 2022, we implemented a reduction in workforce and a restructuring plan as part of management's cost saving measures in order to reduce our operating costs, optimize our business model and help align with our previously stated strategic initiatives. On March 9, 2023, as part of our continued cost saving measures and to reduce our operating costs and to help align with our previously stated strategic initiatives, our management implemented additional headcount reductions wherein approximately 19% of our employee positions were eliminated.

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
As of December 31, 2022, we had a total of 119 employees, which included 118 full-time, one part-time employees, and represented a 53% year-over-year decrease in our total employee headcount, reflecting the reduction in workforce discussed above. A majority of our employee base is comprised of care coaches, member engagement specialists and other staff directly involved in member care, as well as research and development, engineering and administrative team members. We expect our headcount to continue to fluctuate for the foreseeable future as we continue to focus on building operational efficiencies and make strategic investments to support the growth of our business.
In addition, as of December 31, 2022, we had a total of approximately 33 independent contractors who provide us various consulting services, including recruiting, health network providers, marketing and other professional services, that are important to the operation of our business.
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

●	We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $6.0 million that remains to be borrowed under the Keep Well Agreement or find adequate sources of capital in the future.
●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few large customers; during 2021, we lost two of such customers and any further loss would have a material adverse effect on us.
●	We have $19.0 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

●
The Keep Well Agreement contains significant restrictions on our business and operations and requires ongoing compliance with certain covenants, including financial covenants, and our common stock must be listed on Nasdaq for us to receive the remaining $6.0 million to be borrowed under the Keep Well Agreement. Any failure to comply with the terms of the Keep Well Agreement or failure to satisfy conditions precedent to funding thereunder would have a material adverse effect on our business.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.
●	Our largest stockholder controls approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.
●	Our common stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors

Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At December 31, 2022, our cash and restricted cash was $9.7 million and we had a working capital of approximately $4.8 million. We had an average monthly cash flow from operations burn rate of approximately $2.0 million for the year ended December 31, 2022 and could continue to incur negative cash flows and operating losses for the next twelve months.

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

We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $6.0 million that remains to be borrowed under the Keep Well Agreement or find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We will require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations.

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”), dated as of April 15, 2022, as amended on each of August 12, 2022, November 19, 2022, and December 30, 2022 (as amended, the “Keep Well Agreement”). Acuitas Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. To date, we borrowed $19.0 million of the $25.0 million that we may borrow under the Keep Well Agreement. Of the remaining $6.0 million we may borrow, subject to the conditions in the Keep Well Agreement, $4.0 million is to be funded in June 2023 and $2.0 million in September 2023. One of the conditions precedent to funding is that our common stock is listed on The Nasdaq Stock Market (“Nasdaq”), and there are no assurances that we will satisfy that condition in the future. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 9 in the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

In addition, even if we borrow the remaining $6.0 million available under the Keep Well Agreement, we may need to raise additional funding. We do not know whether additional funding will be available on commercially acceptable terms, or at all. If adequate funds are not available or are not available on commercially acceptable terms, we may need to downsize, curtail program development efforts or halt our operations altogether.

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

We have $19.0 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

The Keep Well Agreement includes customary events of default for a first priority senior secured debt facility. In the event of default under the Keep Well Agreement, Acuitas and the collateral agent under the Keep Well Agreement would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), restrictions on the operation of our business would spring into effect, and Acuitas would have no obligation to fund any future borrowings under the Keep Well Agreement. A default under the Keep Well Agreement would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of Acuitas, in its capacity as a secured creditor, on our assets. See also “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders,” below.

The amounts we borrow under the Keep Well Agreement bear interest at a variable rate which could cause our outstanding indebtedness to increase significantly.

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. The 30 day tenor Term SOFR Reference Rate has steadily increased in the past year. At December 31, 2022, we had a total of $0.6 million of accrued paid-in-kind interest related to the Keep Well Notes and the effective weighted average interest rate for the Keep Well Notes was 19.12%. Accrued interest on the principal amount of borrowings under the Keep Well Agreement is added to principal, which either we will be required to repay on the maturity date, June 30, 2024, or, if converted into shares of our common stock in accordance with the terms of the Keep Well Agreement, will result in additional dilution to our stockholders. See Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information.

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

Our belief in the efficacy of our Ontrak solution is based on a limited experience with a relatively small number of members in comparison to the total addressable members. Such results may not be indicative of the long-term future performance of treatment with our programs. If the initially indicated results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our solutions are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our solutions are effective, they may discontinue them because they determine that the aggregate cost savings are not sufficient, our programs do not have a high enough return on investment, they prefer other competitive or strategic solutions or do not believe our programs deliver other desired benefits such as clinical outcomes. Our success is dependent on our ability to enroll third-party payor members in our Ontrak solutions. Large scale outreach and enrollment efforts have not been conducted and only for limited time periods and we may not be able to achieve the anticipated enrollment rates.

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

Three customers accounted for an aggregate of approximately 92% and four customers accounted for an aggregate of approximately 91% of our total revenue for the year ended December 31, 2022 and 2021, respectively. Also, three customers represented an aggregate of approximately 95% and two customers represented an aggregate of 100% of our total accounts receivable as of December 31, 2022 and 2021, respectively.

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

We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, in Part II, Item 8, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

In addition, from time to time, we may also be involved in legal proceedings and investigations arising in the ordinary course of business, including those relating to employment matters, relationships with partners, intellectual property disputes, and other business matters.

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

We have incurred and may continue to incur significant expenses as a result of litigation and other legal proceedings. In addition, the results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements (regardless of a claim’s merit) in any legal disputes may result in materially adverse monetary damages or injunctive relief against us. Any claims, investigations or litigation, even if fully indemnified or insured, could damage our reputation and make it more difficult to compete effectively or obtain adequate insurance in the future. In addition, claims, investigations or litigation may be time-consuming, costly, divert management resources, and otherwise have a material adverse effect on our business and result of operations.

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

Our federal net operating loss carry forwards ("NOLs") have an indefinite life. These NOLs may be used to offset future taxable income, to the extent we generate any taxable income, and thereby reduce or eliminate our future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation's ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of our NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate as defined in the Internal Revenue Code. Any unused annual limitation may be carried over to later years. We have experienced ownership changes in the past and can continue to experience ownership changes under Section 382 as a result of events in the past or the issuance of shares of common or preferred stock, or a combination thereof. As a result of such ownership changes, the use of our NOLs, or a portion thereof, against our future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of our NOLs before utilization.

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

We expect that additional state and federal healthcare reform measures may be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our services or additional pricing pressures. In August 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on our business.

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

At December 31, 2022, our total liabilities equaled $20.1million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

There can be no assurance that our Series A Preferred Stock will continue to be listed on Nasdaq, which could limit investors’ ability to make transactions in our Series A Preferred Stock.

Our Series A Preferred Stock is traded on the Nasdaq Capital Market under the symbol “OTRKP.” To maintain our listing we are required to satisfy continued listing requirements, including the requirement commonly referred to as the minimum bid price rule. The minimum bid price rule requires that the closing bid price of our Series A Preferred Stock be at least $1.00 per share. At the end of 2022 and the beginning of 2023, we were not in compliance with the minimum bid price rule with respect to our Series A Preferred Stock. We regained compliance with the rule in February 2023, but subsequently on April 13, 2023, we received a notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we no longer met the minimum bid price rule with respect to our Series A Preferred Stock because the closing bid price of our Series A Preferred Stock was less than $1.00 for the previous 30 consecutive business days. The notice had no immediate effect on the listing of our Series A Preferred Stock on The Nasdaq Capital Market. We have 180-calendar days (or until October 10, 2023) to regain compliance. If at any time during such 180-calendar day period the closing bid price of our Series A Preferred Stock is at least $1.00 for a minimum of 10 consecutive business days, Nasdaq will provide us written confirmation of compliance and the matter will be closed. There can be no assurance that we will be able to regain compliance with the minimum bid price rule or continue to satisfy other continued listing standards and maintain the listing of our Series A Preferred Stock on Nasdaq. The suspension or delisting of our Series A Preferred Stock, or the commencement of delisting proceedings, for whatever reason could, among other things, materially impair our stockholders’ ability to buy and sell shares of our Series A Preferred Stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our Series A Preferred Stock. See also “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions,” below.

The liquidity of the market for our Series A Preferred Stock also depends on a number of other factors, including prevailing interest rates, our financial condition and operating results, the number of holders of our Series A Preferred Stock, the market for similar securities and the interest of securities dealers in making a market in our Series A Preferred Stock. We cannot predict the extent to which investor interest in our Company will maintain the trading market in our Series A Preferred Stock, or how liquid that market will be. If an active market is not maintained, investors may have difficulty selling shares of our Series A Preferred Stock.

We may not be able to pay dividends on the Series A Preferred Stock if we have insufficient cash or available ‘surplus’ as defined under Delaware law to make such dividend payments.

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this Annual Report on Form 10-K were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our common stock, if any, and preferred stock, including the Series A Preferred Stock to pay our indebtedness or to fund our other liquidity needs.

We have established a segregated account that was funded with a portion of the proceeds from sales of Series A Preferred Stock to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022, although the payment of such amounts on deposit to holders of the Series A Preferred Stock is subject to compliance with applicable laws and with the foregoing limitations. Additionally, once the funds in the segregated account are exhausted, there can be no assurance that we will have sufficient cash flow from operations to continue such dividend payments. The amounts on deposit are also assets of our consolidated entity and while we have agreed not to use such amount for any corporate purposes other than payments of dividends on the Series A Preferred Stock, such account will be available to our creditors generally in the event holders of our indebtedness or other obligations arising in the ordinary course of business seek to pursue remedies under bankruptcy or insolvency laws or otherwise. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarters ended May 30, 2022, August 31, 2022, November 30, 2022 and February 28, 2023. In addition, our Board of Directors may determine that the use of such amount on deposit for other corporate purposes is required pursuant to the exercise of their fiduciary duties to our common stockholders. You should be aware that the pre-funded dividends may not be available to make such payments in the amounts and at the times required under the terms of the Series A Preferred Stock or at all. Our ability to finance our operations for at least the next 12 months from the date the financial statements included in this report are released assumes the availability of such amounts for general corporate purposes as discussed in Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the date of this report, 11,891,933 shares of our outstanding stock were owned by, and 102,654,155 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 40.6% of our outstanding common stock and the beneficial ownership of approximately 85.5% of our common stock. In addition, under the Keep Well Agreement, the beneficial ownership of Acuitas Group Holdings and its affiliates may increase to 90% of our future outstanding shares of common stock. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is traded on NASDAQ under the symbol “OTRK.” On September 14, 2022, we received a notice from the Staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC indicating that we no longer met the minimum bid price requirement set forth in Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. The notice had no immediate effect on the listing of our common stock on The Nasdaq Global Market.

Under Nasdaq Listing Rule 5810(c)(3)(A), we had a 180-calendar day grace period, or until March 13, 2023, to regain compliance with the Minimum Bid Price Requirement. Because we did not regain compliance with the Minimum Bid Price Requirement by March 13, 2023, in order to receive a second 180-calendar day grace period within which to regain compliance, in accordance with Nasdaq Listing Rules, we applied to the Listing Qualifications Department of Nasdaq to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market and notified Nasdaq of our intention to cure the deficiency during the additional 180-calendar day grace period, such as by effecting a reverse stock split, if necessary.

On March 14, 2023, we received approval to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, and as a result, we were granted a second 180-day grace period, or until September 11, 2023, to regain compliance with the Minimum Bid Price Requirement. The Minimum Bid Price Requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period, unless Nasdaq exercises its discretion to extend such 10-day period. We will be monitoring the closing bid price of our common stock and will effect a reverse stock split, if necessary, in an attempt to regain compliance. There can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance by September 11, 2023, we will receive a notification from Nasdaq that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel. Such notification will have no immediate effect on our listing on The Nasdaq Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing, if we were to seek an appeal. In addition, even if we were to regain compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to maintain compliance with other continued listing requirements for The Nasdaq Capital Market or that our common stock will not be delisted from The Nasdaq Capital Market in the future. For example, The Nasdaq Capital Market requires that companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the company’s most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders’ equity may become less than $2.5 million later in 2023 and we do not currently meet either of the two alternative compliance standards described in clause (y) and (z).

In addition, even if we were to regain compliance with the Minimum Bid Price Requirement, there can be no assurance that we will be able to maintain compliance with other continued listing requirements for The Nasdaq Capital Market or that our common stock will not be delisted from The Nasdaq Capital Market in the future. For example, The Nasdaq Capital Market requires that companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the company’s most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders’ equity may become less than $2.5 million later in 2023 and we do not currently meet either of the two alternative compliance standards described in clause (y) and (z).

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on the Nasdaq. Nasdaq has exercised this discretionary authority in the past. As reported above, as of the date of this report, Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock, beneficially owns approximately 85.5% of our common stock, and we have borrowed $19.0 million in principal amount of secured debt from Acuitas under the Keep Well Agreement. Mr. Peizer owns and controls Acuitas and, as reported above, on March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. On March 1, 2023, Nasdaq requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock or Series A preferred stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

Maintaining the listing of our common stock on Nasdaq is a condition precedent to receiving the remaining $6.0 million that we will borrow under the Keep Well Agreement. See “We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $6.0 million that remains to be borrowed under the Keep Well Agreement or find adequate sources of capital in the future,” above.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our common stock remains listed on

Nasdaq, our common stock will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If our securities were no longer listed on Nasdaq and therefore not “covered securities,” we would be subject to regulation in each state in which we offer our securities.

We incur increased costs as a result of operating as a public company, and our management devotes substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. Nasdaq's listing requirements and the rules of the Securities and Exchange Commission, or the SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations associated with being a public company result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2022, approximately 10 million shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of December 31, 2022, we had outstanding options to purchase 4,895,522 shares of our common stock at exercise prices ranging from $0.40 to $86.57 per share and warrants to purchase 1,576,256 shares of our common stock at exercise prices ranging from $0.01 to $13.68 per share. Also, as of December 31, 2022, we had a total of 1,449,526 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

We have historically relied in part on sales of our common stock to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly than in the past, or may not be available to us at all.

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $15.1 million in gross proceeds in fiscal years 2021 and 2022 through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to use a shelf registration statement due to non-payment of dividends on our Series A preferred stock since December 31, 2022. We may choose to conduct an offering of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement, but we would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a shelf registration statement.

The holders of our Series A Preferred Stock may be entitled to elect two directors to our board of directors.

Under the terms of the certificate of designation for our Series A Preferred Stock, if dividends on our Series A Preferred have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our Board of Directors will be increased by two, and the holders of our Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We did not pay the dividends on our Series A Preferred Stock payable in each of May 2022, August 2022, November 2022 and February 2023. Accordingly, if we do not pay all such dividends and we do not pay dividends with respect at least two additional quarterly dividend dates, the holders of our Series A Preferred Stock will have the right to elect two directors to our board of directors.

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

We do not expect to pay dividends on our common stock in the foreseeable future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2.    PROPERTIES

Our principal executive and administrative office is located in office space in Henderson, Nevada, that we lease pursuant to a lease agreement we entered into in March 2022. We believe that the current office space is adequate to meet our needs.

Our former principal executive office was in Santa Monica, California. In April 2022, we entered into a sublease agreement with a subtenant for 100% of that office space. On February 16, 2023, we entered into a lease and sublease termination agreement for that office space with the landlord and subtenant with a termination date of February 28, 2023.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the legal proceedings discussed in Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, in Part II, Item 8, included in this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol "OTRK."
Holders
As of April 12, 2023, there were 36 stockholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this report through incorporation by reference to our definitive proxy statement to be filed in connection with our 2023 Annual Meeting of Stockholders.
Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2022 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

OVERVIEW
General
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an artificial intelligence (“AI”)-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform provides claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Recent Developments

Management Changes

On March 2, 2023, Terren S. Peizer resigned as a member of the Board of Directors, as Chairman of the Board, as Executive Chairman, and as Chief Executive Officer of the Company, effective immediately. Mr. Peizer explained that his resignation was for the good of the Company and to minimize any distraction from the important work that the Company does.

Effective March 3, 2023, the Company’s Board of Directors appointed Brandon H. LaVerne as Interim Chief Executive Officer of the Company, effective immediately. Mr. LaVerne served as the Company’s Co-President and Chief Operating Officer since June 27, 2022 and continues to serve as Chief Operating Officer, but will no longer serve as Co-President.

As a result of the changes in Mr. LaVerne’s roles with the Company, Mary Louise Osborne serves as the Company’s President and Chief Commercial Officer. Ms. Osborne served as the Company’s Co-President and Chief Commercial Officer since June 27, 2022 and August 2021, respectively.

Legal Proceedings

On March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in the Company’s stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC.

Keep Well Agreement

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”) dated as of April 15, 2022, which was amended on each of August 12, 2022, November 19, 2022, and December 30, 2022 (as amended, the “Keep Well Agreement”).

Acuitas Capital, which is our largest stockholder, is an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. See the risk factor titled “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” in Item 1A. Risk Factors of Part I of this report. The Keep Well Agreement was evaluated by, and negotiated at the direction of, a special committee of independent and disinterested directors of our board of directors. Our board of directors approved the Keep Well Agreement upon the recommendation for such approval by such committee.

To date, we borrowed $19.0 million of the $25.0 million that we may borrow under the Keep Well Agreement. Our obligations under the Keep Well Agreement are unconditionally guaranteed by certain of our subsidiaries and secured by a first priority lien on substantially all of our present and future property and assets, subject to customary exceptions and exclusions. Borrowings under the Keep Well Agreement are evidenced by senior secured convertible promissory notes (collectively, the “Keep Well Notes”). The Keep Well Notes are due on June 30, 2024, subject to acceleration for certain customary events of default, including for failure to make payments when due, our breach of certain covenants and representations in the Keep Well Agreement, our default under other agreements related to indebtedness, our bankruptcy or dissolution, and a change of control of the Company.

Of the remaining $6.0 million we may borrow, subject to the conditions in the Keep Well Agreement, $4.0 million is to be funded in June 2023 and $2.0 million in September 2023. One of the conditions precedent to funding is that our common stock is listed on Nasdaq, and there are no assurances that we will satisfy that condition in the future. See the risk factor titled, “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions” in Item 1A. Risk Factors of Part I of this report.

The Keep Well Notes are convertible into shares of our common stock at any time, and in connection with the issuance of each Keep Well Note, we issue a warrant to purchase shares of our common stock to Acuitas, and in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of our common stock, we will issue to Acuitas a warrant to purchase shares of our common stock. The conversion price of the Keep Well Notes is currently $0.40 and is subject to adjustment, subject to a floor of $0.15 (subject to adjustment for stock splits and the like). The warrants issued under the Keep Well Agreement have a term of five-years and an exercise price of $0.45 per share, subject to adjustment for stock splits and the like. See the risk factor titled, “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” in Item 1A. Risk Factors of Part I of this report.

For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
On July 15, 2022, the Company entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. The Company funded the payoff with $2.6 million of its cash on hand and

$5 million of borrowing under the Keep Well Agreement, as discussed below. All obligations owing by the Company under the Note Purchase Agreement were released, discharged and satisfied in full, and the Note Purchase Agreement was terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Purchase Agreement were released. In July 2022, the Company wrote off the remaining $1.3 million of debt issuance costs related to the 2024 Notes.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of December 31, 2022, Ticking Warrants issued to the Holder to purchase 118,931 shares of the Company's common stock were outstanding.
Customer Notifications, Reduction in Workforce and Restructuring

In February 2021, we were notified by our then largest customer that the participation status with this customer will be terminated. As a result of this notice, our management assessed various options and deemed it prudent to initiate a workforce reduction plan intended to align our resources and manage our operating costs, resulting in reduction of 35% of full time positions. In addition, in August 2021, we received a termination notice from another customer of their intent not to continue the program past December 31, 2021. We believe the reasons for that customer's decision to terminate were specific to the customer’s corporate shift in strategic direction. Each of these customers' members completed their participation in our program as of December 31, 2021. For information regarding concentration of our customers, refer to Note 4 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
In August 2022, our management approved a restructuring plan as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. Under the restructuring plan, we reduced approximately 34% of positions and $7.7 million of annual compensation costs, as well as approximately $3.0 million of annual third party costs. During the year ended December 31, 2022, we incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on our consolidated statement of operations for the year ended December 31, 2022. For information regarding restructuring, severance and related costs for the years ended December 31, 2022 and 2021, refer to Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
On March 9, 2023, as part of our continued cost saving measures and to reduce our operating costs and to help align with our previously stated strategic initiatives, our management implemented additional headcount reductions wherein approximately 19% of our employee positions were eliminated. These headcount reductions are expected to result in a reduction of approximately $2.7 million of annual compensation costs. We estimate one-time costs of approximately $0.3 million of termination benefits to the impacted employees, including severance payments and benefits. We completed the headcount reductions on March 10, 2023.
For information regarding restructuring, severance and related costs for the years ended December 31, 2022 and 2021, see Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Preferred Stock Offering

Beginning in September through December 2020, we completed the offering of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), resulting in aggregate gross proceeds of $93.8 million to the Company (or $86.6 million net of underwriting fees and other offering expenses). The Series A Preferred Stock is listed on the Nasdaq Capital Market under the symbol "OTRKP." We generally may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, we may, at our option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by us or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if we fail to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

We used a portion of the net proceeds of the initial offering to fund a segregated dividend account for the payments of the first eight quarterly dividend payments on the Series A Preferred Stock and used the remaining net proceeds for general corporate purposes, which included working capital, M&A and investments in technology.

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2021, our Board of Directors approved and the Company paid each of the four quarterly dividends on the Company's Series A Preferred Stock for shareholders of record on each record date of 2021. In 2022, our Board of Directors declared and the Company paid the first quarterly dividend on the Company's Series A Preferred Stock for shareholders of record on February 15, 2022. At December 31, 2022, we had total undeclared dividends of $7.5 million.
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

	Year Ended December 31,
(in thousands, except outreach pool)	2022	2021	Change	% Change
Revenue	$14,514	$84,133	$(69,619)	(83)%
Cash flow from operations	(23,966)	(26,155)	2,189	8%

	At December 31,
	2022	2021	Change	% Change
Effective outreach pool	3,861	5,415	(1,554)	(29)%

Our revenue for 2022 was $14.5 million compared to $84.1 million for the same period in 2021. The decrease in our revenue in 2022 compared to 2021 was primarily due to the loss of two of our largest customers as previously announced in 2021 and a decrease in total average enrolled members during 2022 compared to 2021.
Our cash flow from operations for 2022 was $(24.0) million compared to $(26.2) million for 2021. Our cash flow from operating activities during 2022 and 2021 have been negatively impacted by a decrease in our revenue related to the customer terminations previously announced.

Our effective outreach pool at December 31, 2022 was 3,861 compared to 5,415 at the same period in 2021. The decrease was primarily due to reduced outreach pool associated with the loss of one of our customers, as well as a smaller decrease associated with the loss of a second customer in 2021 and budgetary constraints limiting our enrollment at certain other customers. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term. As of the date of this Annual Report on Form 10-K, our effective outreach pool more than doubled to nearly 9,000 as compared to December 31, 2022. This increase in our effective outreach pool is the result of several factors including Ontrak’s refinement of its proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members with impactable cost threshold.

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
Other Expense, net
Other expense, net consists of gains and losses associated with changes in fair value of contingent consideration and warrant liabilities, write-off of debt issuance related costs and other assets, and other miscellaneous income and expense items.

Results of Operations
The table below and the discussion that follows summarize our results of operations for each of the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Revenue	$14,514	$84,133
Cost of revenue	7,461	31,214
Gross profit	7,053	52,919

Operating expenses:
Research and development	10,974	18,279
Sales and marketing	5,006	9,895
General and administrative	34,256	43,774
Restructuring, severance and related costs	934	8,952
Total operating expenses	51,170	80,900
Operating loss	(44,117)	(27,981)

Other expense, net	(3,461)	(1,013)
Interest expense, net	(3,907)	(7,997)
Loss before income taxes	(51,485)	(36,991)
Income tax expense	(88)	(153)
Net loss	$(51,573)	$(37,144)

Revenue
The mix of our revenues between commercial and government insured members can fluctuate year over year. The following table sets forth our sources of revenue for each of the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Commercial revenue	$6,772	$33,300	$(26,528)	(80)%
Percentage of commercial revenue to total revenue	47%	40%	7%

Government revenue	$7,742	$50,833	$(43,091)	(85)%
Percentage of government revenue to total revenue	53%	60%	(7)%

Total revenue	$14,514	$84,133	$(69,619)	(83)%
Total revenue decreased $69.6 million, or 83%, in 2022 as compared to 2021. This decrease in revenue was primarily due to the loss of our two largest customers as previously announced in 2021 and a decrease in total average enrolled members.

The mix of our revenues from commercial customers increased to 47% in 2022 compared to 40% in 2021, and government customers decreased to 53% in 2022 compared to 60% in 2021. This shift in mix of revenues from commercial and government customers was mainly due to the loss of our two largest customers as previously announced.

We currently expect our revenues in the first half of 2023 to decline year over year primarily as a result of the lost customers discussed above and pricing and volume updates with certain other customers.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Cost of revenue	$7,461	$31,214	$(23,753)	(76)%
Gross profit	7,053	52,919	(45,866)	(87)
Gross profit margin	49%	63%	(14)%
Cost of revenue decreased $23.8 million, or 76%, in 2022 as compared to 2021. The decrease in cost of revenue was primarily due to a decrease in personnel costs resulting from headcount efficiencies gained and cost optimization initiatives as we improve the operations of our member facing organization, and a decrease in provider costs.
Gross profit and gross profit margin decreased by $45.9 million and 14%, respectively, in 2022 as compared to 2021. The decrease in both gross profit and gross profit margin was primarily due to the decrease in our revenue discussed above, partially offset by the decrease in cost of revenue discussed above.
We expect our cost of revenue to decline year over year in line with the decrease in revenue and as we optimize the efficiency of our operations and continue to scale our business.

Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Operating expenses:
Research and development	$10,974	$18,279	$(7,305)	(40)%
Sales and marketing	5,006	9,895	(4,889)	(49)
General and administrative	34,256	43,774	(9,518)	(22)
Restructuring, severance and related costs	934	8,952	(8,018)	(90)
Total operating expenses	$51,170	$80,900	$(29,730)	(37)

Operating loss	$(44,117)	$(27,981)	$(16,136)	58%
Operating loss margin	(304.0)%	(33.3)%	(270.7)%
Total operating expense decreased by $29.7 million, or 37%, in 2022 as compared to 2021. The decrease in operating expenses was primarily due to the following:
•$7.3 million decrease in our research and development costs, which was primarily related to $7.5 million decrease in employee-related costs and $1.6 million decrease in professional consulting fees, partially offset by a $1.5 million increase in depreciation expense and a $0.5 million increase in software costs.
•$4.9 million decrease in our sales and marketing costs, which was primarily related to $3.1 million decrease in promotional costs related to marketing initiatives, $1.1 million decrease in employee-related costs and $0.7 million decrease in professional consulting fees.
•$9.5 million decrease in our general and administrative costs, which was primarily related to $8.0 million decrease in employee-related costs, $1.4 million decrease in software related costs, $0.6 million decrease in occupancy costs and $0.4 million decrease in other general professional service costs, partially offset by a $1.4 million increase in legal costs.
•$8.0 million decrease in restructuring, severance and related costs primarily due to costs related to reduction in workforce announced in August 2022 compared to costs related to management's restructuring plan implemented in the fourth quarter of 2021, including the reduction in workforce announced in March and November 2021. For more information, refer to Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our operating expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our operating and strategic initiatives. We are subject to ongoing securities class action and stockholder derivative litigation, which has led to significant legal costs. In November 2022, we received a subpoena from the SEC relating to an investigation it is conducting captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)." We have incurred significant legal costs attending to this matter, as well. Legal costs we have incurred have had, and will continue to have, an adverse effect on our financial condition and results of operations. For more information, refer to Note 13 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Other Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Other expense, net	$(3,461)	$(1,013)	$(2,448)	(242)%
Other expense, net of $3.5 million for 2022 was primarily related to a $3.3 million write-off of debt issuance costs on our 2024 Notes and a $0.3 million write-off of other asset, partially offset by $0.1 million of net gain related to changes in the fair value of warrant liabilities. Other expense, net of $1.0 million for 2021 was primarily related to a $1.3 million loss on the change in fair value of the contingent liability relating to an acquisition, partially offset by a $0.2 million gain on the forgiveness of the LifeDojo PPP loan and $0.1 million of other miscellaneous income.

Interest Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Interest expense, net	$3,907	$7,997	$(4,090)	(51)%
Interest expense, net decreased $4.1 million, or 51%, in 2022 as compared to 2021. The decrease in interest expenses was primarily due to lower average total outstanding loan balance during 2022 compared to 2021.
Income Tax Expense

	Year Ended December 31,
(in thousands, except percentages)	2022	2021	Change	Change %
Income tax expense	$(88)	$(153)	$65	(42)%
Income tax expense for 2022 was $0.1 million and $0.2 million for 2021, related to state minimum taxes and gross receipts taxes for both years.

Liquidity and Capital Resources
We provide services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations to generate revenues. We also provide mental health and wellbeing support to members of employer customers under our LifeDojo wellbeing solution. We aim to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations resulting from customer terminations. As of December 31, 2022, our cash and restricted cash was $9.7 million (see discussion about the availability of restricted cash in Note 3 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K) and we had working capital of approximately $4.8 million. For the year ended December 31, 2022, our average monthly cash flow from operations burn rate was $2.0 million. Throughout the year ended December 31, 2022 and subsequently in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, our management completed a series of reduction in workforce and vendor cost optimization plans. As a result, the Company expects the full effect of these plans will be realized in 2023 and beyond, and decrease our operating costs and improve average monthly cash flow from operations. These cost optimization plans are necessary to right size our business commensurate with our current customer base.

In addition to revenue from business operations, our primary source of working capital is the Keep Well Agreement, which has $14.0 million of principal borrowing capacity remaining as of December 31, 2022 ($4.0 million borrowed on each of January and March 2023). We may also be able to raise capital through equity financings, however, when we can affect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand, including restricted cash and additional borrowings under our Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date these financial statements are released.

Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for future liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts.

There can be no assurance that we will be able to satisfy the conditions precedent to future borrowings under the Keep Well Agreement or that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Keep Well Agreement contains various financial covenants, and any unanticipated non-compliance with those covenants could result in an acceleration of the repayment of the outstanding loan balance. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled, “We expect to continue to incur substantial operating losses and may be unable to obtain additional financing,” and “We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $6.0 million that remains to be borrowed under the Keep Well Agreement or find adequate sources of capital in the future,” in Item 1A. Risk Factors, Part I of this report.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(23,966)	$(26,155)
Net cash used in investing activities	(1,156)	(4,480)
Net cash used in by financing activities	(31,111)	(6,629)
Net decrease in cash and restricted cash	$(56,233)	$(37,264)
We used $24.0 million of cash from operating activities during the year ended December 31, 2022 compared with $26.2 million during the same period in 2021. Our cash flow from operating activities continue to be impacted by a year-over-year decrease in our revenue related to the customer terminations previously announced and related decrease in customer billings and collections.
Net cash used in investing activities was $1.2 million in 2022 compared to $4.5 million in 2021, relating to capitalized software development costs in each of the years. We anticipate that software development costs and capital expenditures will decrease in the near future.
Net cash used in financing activities was $31.1 million in 2022 compared with $6.6 million in 2021. Net cash used in financing activities for 2022 was primarily related to $39.2 million of repayments made on our 2024 Notes, representing full payment and termination of the 2024 Notes, $2.8 million of payments made on our financed insurance premiums and $2.2 million of dividend payments made on our Series A Preferred Stock, partially offset by $11.0 million borrowed on the Keep Well Agreement and $3.3 million net raised in a registered direct offering of our common stock. Net cash used in financing activities for 2021 was primarily related to $10.8 million of repayments made on the outstanding balance of our 2024 Notes, $9.0 million of dividend payments made on our Series A Preferred Stock and $3.0 million of payments made on our financed insurance premiums, partially offset by $11.1 million of proceeds from the issuance of common stock under the ATM offering and $5.6 million of proceeds received from stock option exercises.
As a result of the above, our total cash and cash equivalents, including restricted cash of $4.7 million, was $9.7 million as of December 31, 2022.
Debt
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
Off-Balance Sheet Arrangements
As of December 31, 2022, we had no off-balance sheet arrangements.

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

Research and Development Costs
Research and development costs primarily include personnel and related expenses, including third-party services, for software development and engineering, information technology infrastructure development. Research and development costs are expensed as incurred.
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
Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. We operate as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of our common stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. We conducted our annual goodwill impairment test as of October 1, 2022 and determined that no impairment of goodwill existed.

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

Valuation of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows attributable to the long-lived assets could result in a write-down of the asset in a future period. We conducted an impairment analysis of our long-lived assets and determined that there was no impairment relating to these long-lived assets as of December 31, 2022.
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

Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management believes that, as of December 31, 2022, our internal control over financial reporting was effective based on those criteria.
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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Regarding our Board of Directors

The following table lists our directors serving as of April 12, 2023. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Richard A. Berman	78	Director, Chairman of the Audit Committee, Member of the Nominations and Governance Committee, and Member of the Compensation Committee.	2014
Michael E. Sherman	63	Director, Chairman of the Board, Chairman of the Compensation Committee, Member of the Nominations and Governance Committee, and Member of the Audit Committee.	2017
James M. Messina	63	Director, Chairman of the Nominations and Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee.	2022

Richard A. Berman has served as the Company’s director since February 2014. He is the Associate Vice President of Strategic initiatives for the University of South Florida Research and Innovation. He is a visiting professor of social entrepreneurship in the Muma College of Business, and a professor in the institute of innovation and advanced discovery at USF. As a recognized global leader, Mr. Berman has held positions in health care, education, politics and management. He has worked with several foreign governments, the United Nations, the U.S. Department of Health and Welfare, the FDA, and as a cabinet level official for the state of New York. He has also worked with McKinsey & Co, NYU Medical Center, Westchester Medical, Korn-Ferry International, Howe-Lewis International and numerous startup companies. In 1995, Mr. Berman was selected by Manhattanville College to serve as its tenth President. Mr. Berman is credited with the turnaround of the College, where he served until 2009. Mr. Berman serves on the board of several organizations including EmblemHealth and as an elected member of the National Academy of Medicine of the National Academy of Sciences (Formerly known as the Institute of Medicine). Mr. Berman received his BBA, MBA, and MPH from the University of Michigan and holds honorary doctorates from Manhattanville College and New York Medical College.

We believe Mr. Berman’s qualifications to serve on our board of directors include his extensive experience as an executive in several healthcare firms. In addition, as a board member of a health plan we believe he has an understanding of our customer base and current developments and strategies in the health insurance industry.

Michael E. Sherman has served as the Company’s director since July 2017. He has worked in finance for over 30 years, having last served as a Managing Director in Investment Banking, at Barclays Plc. Prior to Barclays, Mr. Sherman was at Lehman Brothers, Inc. and Salomon Brothers Inc. Mr. Sherman specialized in equity capital markets and covered Healthcare companies, in addition to companies in other sectors. Mr. Sherman also is currently a Board Member at BioVie, Inc., a specialty pharmaceutical company. Mr. Sherman began his career in finance as a lawyer at Cleary, Gottlieb, Steen & Hamilton in New York City and Hong Kong.

We believe that Mr. Sherman’s qualifications to serve on our board of directors include his experience in the banking and securities industry, and his experience in the healthcare industry.

James M. Messina has served as the Company's director since August 2022. He is a Co-Founder and General Partner of Seattle Hill Ventures and x4 Capital Partners, which invest in, and support, startup ventures by providing business development, marketing, operating and technology support. Previously, Mr. Messina was the Executive Vice President and Chief Operating Officer for Premera Blue Cross ("Premera"). He was responsible for effectively servicing the needs of Premera’s customers with oversight of all operational functions, from customer service to claims processing. Mr. Messina also led Sales and Marketing, responsible for growth and earnings across all markets and business lines throughout the Premera family of companies. Prior to joining Premera, Mr. Messina served as President and Chief Executive Officer of CareSite Pharmacies. He previously served as Chief Executive Officer and President of HealthMarket, a consumer-driven insurance company. Mr. Messina also served in senior level roles at CIGNA and UnitedHealth Group.

We believe Mr. Messina's qualifications to serve on our board of directors include his role as an investor in startup ventures and his extensive experience as an executive in healthcare firms.

2022 Meetings and Attendance

During 2022, the Board held 10 meetings. All Directors attended at least 75% or more of the aggregate number of meetings of the Board and Board Committees on which they served.

Committees of the Board of Directors

Audit Committee

Our audit committee currently consists of three directors, Messrs. Berman, Sherman and Messina with Mr. Berman serving as the chairman of the audit committee. The audit committee held 4 meetings during the 2022 year. The Board of Directors has determined that each of the members of the audit committee are independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K. The duties and responsibilities of the audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation and (iv) overseeing related auditing matters.

A copy of the audit committee’s written charter is publicly available through the “Investors-Governance” section of our website at www.ontrakhealth.com.

Nominations and Governance Committee

Our nominations and governance committee currently consists of three members, Messrs. Messina, Sherman and Berman, who are all independent as defined by the NASDAQ rules. The nominations and governance committee held 5 meetings during the 2022 year. Mr. Messina serves as the chairman of the nominations and governance committee. The committee nominates new directors and periodically oversees corporate governance matters.

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

Compensation Committee

The compensation committee currently consists of three directors Messrs. Sherman, Berman and Messina, who are all independent as defined by the NASDAQ rules. Mr. Sherman serves as the chairman of the compensation committee. During the 2022 year, the compensation committee held 9 meetings. The compensation committee reviews and recommends to the board of directors for approval the compensation of our executive officers.

A copy of our compensation committee's written charter is publicly available through the “Investors-Governance” section of our website at www.ontrakhealth.com.

Board Diversity

Although the Company does not presently have a formal Board Diversity Policy, we believe in diversity and value the benefits that diversity can bring to our board of directors. Diversity promotes the inclusion of different perspectives and ideas, mitigates against group think and ensures that the Company has the opportunity to benefit from all available talent. The promotion of a diverse Board makes prudent business sense and makes for better corporate governance. Of our three board members, none are female.

The Company seeks to maintain a Board comprised of talented and dedicated directors with a diverse mix of expertise, experience, skills and backgrounds. The skills and backgrounds collectively represented on the Board should reflect the diverse nature of the business environment in which the Company operates. For purposes of Board composition, diversity includes, but is not limited to, business experience, geography, age, gender and ethnicity. In particular, the Board should include an appropriate number of female directors.

The Company is committed to a merit-based system for Board composition within a diverse and inclusive culture which solicits multiple perspectives and views and is free of conscious or unconscious bias and discrimination. When assessing Board composition or identifying suitable candidates for appointment or re-election to the Board, the Company will consider candidates on merit against objective criteria having due regard to the benefits of diversity and the needs of the Board. As we pursue future Board recruitment efforts, our nominations and governance committee will continue to see candidates who can contribute to the diversity of views and perspectives of the Board. This includes seeking out individuals of diverse ethnicities, a balance in terms of gender, and individuals with diverse perspectives informed by other personal and professional experiences.

Board Diversity Matrix

Pursuant to Rule 5606(f) of the Nasdaq Listing Rules, set forth below is certain information on each director’s voluntary self-identified characteristics as of April 12, 2023.

Total Number of Directors	3

	Female	Male	Non-Binary	Did Not Disclose
Part I: Gender Identity
Directors	0	2	0	1

Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or American Indian	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	2	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0	0	0	0
Did Not Disclose Demographic Background	0	0	0	1

Executive Officers

The following table lists our executive officers as of April 12, 2023 and their respective ages and positions:

Name	Age	Position
Brandon H. LaVerne (1)	51	Interim Chief Executive Officer and Chief Operating Officer
Mary Louise Osborne (2)	61	President and Chief Commercial Officer
James J. Park (3)	46	Chief Financial Officer
Arik Hill	52	Chief Information Officer
Judith Feld (4)	69	Chief Medical Officer
__________
(1) Mr. LaVerne was appointed to serve as the Interim Chief Executive Officer of the Company on March 3, 2023, and will continue to serve as the Company’s Chief Operating Officer and will no longer serve as the Company's Co-President. Mr. LaVerne was previously appointed to serve as the Co-President and Chief Operating Officer of the Company on June 27, 2022, and he previously served as the Company’s Chief Financial Officer.
(2) Ms. Osborne was appointed to serve as the President of the Company on March 3, 2023, and will continue to serve as the Company’s Chief Commercial Officer. Ms. Osborne was previously appointed the Co-President and Chief Commercial Officer of the Company on June 27, 2022, and she previously served as the Company’s Chief Customer Officer.
(3) Mr. Park was appointed to serve as the Company’s Chief Financial Officer on June 27, 2022.
(4) Dr. Feld was appointed to serve as the Chief Medical Officer of the Company on July 26, 2022.

Brandon H. LaVerne has served as the Company’s Interim Chief Executive Officer since March 2023 and Chief Operating Officer since June 2022. Mr. LaVerne previously served as the Company’s Co-President and Chief Operating Officer from June 2022 to March 2023 and the Company’s Chief Financial Officer from March 2020 to June 2022. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary between July 2007 and August 2019. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant (Inactive).

Mary Louise Osborne has served as the Company’s President since March 2023 and Chief Commercial Officer since June 2022. Ms. Osborne previously served as the Company’s Co-President and Chief Commercial Officer from June 2022 to March 2023 and the Company’s Chief Customer Officer from August 2021 to June 2022. Prior to joining the Company, Ms. Osborne served as the Regional Vice President, Medicaid of CVS Health from 2013 to 2020. Prior to CVS Health, Ms. Osborne served as the President of Government Business for Coventry where she led the Mid Atlantic Government Businesses from 2002 to 2013. Ms. Osborne received her Bachelor of Arts degree from Duquesne University in 1983.

James J. Park has served as the Company’s Chief Financial Officer since June 2022, Principal Accounting Officer since August 2021 and Chief Accounting Officer since 2019. Prior to joining the Company, Mr. Park served as Controller of Cornerstone OnDemand, Inc., a cloud-based software company from 2012 to 2019. In addition, he has 10 years of public accounting experience with PricewaterhouseCoopers. Mr. Park is a Certified Public Accountant (Inactive) and holds a Bachelor of Arts degree in Economics with an Accounting emphasis from the University of California, Santa Barbara.

Arik Hill has served as the Company’s Chief Information Officer since August 2021. Prior to joining the Company, Mr. Hill served as the Chief Information Officer of The New York Foundling from 2017 to 2021. Prior to The New York Foundling, Mr. Hill served as Vice President of Customer Success at HealthEdge Software, Inc. from 2013 to 2017. From 2006 to 2013, Mr. Hill was Chief Information Officer and Vice President of Information Technology Services at FirstCare Health Plans. Mr. Hill holds a Bachelor of Science degree in Health Care Administration from Oregon State University’s School of Public Health with a concentration in Operations Management and Business.

Judith Feld has served as the Company's Chief Medical Officer since July 2022. Dr. Feld previously served as the Company’s Chief Clinical Strategy Officer from March 2022 to July 2022 and the Company’s National Medical Director from June 2020 to March 2022. Dr. Feld brings over 30 years of experience to the role and is a Distinguished Life Fellow of the American Psychiatric Association, from whom she received the APA’s Bruno Lima Award for Disaster Relief for her volunteer work in New Orleans with first responders following Hurricane Katrina. She also has been awarded significant grant funding to implement integrated care models in New York state. Dr. Feld holds an MD from the University of Pennsylvania, a Master of Public Health from SUNY Buffalo, and Master of Medical Management from USC Marshall School of Business.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2022 were timely filed, except that a statement of change in beneficial ownership was filed late for Dr. Feld.

Anti-Hedging Policy

We have adopted an insider trading policy that includes a provision restricting trading of any interest or provision relating to the future price of our securities, such as a put, call or short sale.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the total compensation paid during the last two fiscal years ended December 31, 2022 and 2021 to the following Executive Officers of the Company, who are referred to as the “Named Executive Officers”:

•Terren S. Peizer, our former Chairman of the Board and Chief Executive Officer (1)
•Jonathan Mayhew, our former Chief Executive Officer (2)
•Brandon H. LaVerne, our current Interim Chief Executive Officer and Chief Operating Officer (3)
•Mary Louise Osborne, our current President and Chief Commercial Officer (4)

				Option		All Other
			Bonus	Award		Compensation
Name and Principal Position	Year	Salary ($)	($)	($)(5)		($)(6)	Total ($)
Terren S. Peizer	2022	$650,000	$—	$—		$11,306	$661,306
Former Chairman of the Board and Chief Executive Officer (1)	2021	646,923	—	—		18,148	665,071

Jonathan E. Mayhew	2022	446,250	35,000	299,907	(7)	20,176	801,333
Former Chief Executive Officer (2)	2021	350,000	—	8,359,187		12,550	8,721,737

Brandon H. LaVerne	2022	400,000	—	146,710	(8)	40,436	587,146
Interim Chief Executive Officer and Chief Operating Officer (3)	2021	350,000	—	—		37,100	387,100

Mary Louise Osborne	2022	400,000	—	153,215	(9)	21,903	575,118
President and Chief Commercial Officer (4)	2021	114,423	87,500	817,866		—	1,019,789

__________

(1)
Mr. Peizer was appointed to serve as the Chief Executive Officer of the Company on August 12, 2022, and will continue to serve as the Company’s Chairman of the Board. Mr. Peizer previously served as the Executive Chairman and Chairman of the Board from April 2021 to August 2022 and the Company’s Chief Executive Officer and Chairman of the Board from September 2003 to April 2021. On March 2, 2023, Mr. Peizer resigned as the Chairman of the Board and Chief Executive Officer, effective immediately.

(2)	Mr. Mayhew was appointed to serve as the Chief Executive Officer of the Company on April 12, 2021. On June 24, 2022, Mr. Mayhew gave notice of his resignation, effective August 12, 2022.
(3)
Mr. LaVerne was appointed to serve as the Interim Chief Executive Officer of the Company on March 3, 2023, and will continue to serve as the Company’s Chief Operating Officer and will no longer serve as Company’s Co-President. Mr. LaVerne was previously appointed as the Co-President and Chief Operating Officer of the Company on June 27, 2022, and he previously served as the Company’s Chief Financial Officer.

(4)
Ms. Osborne was appointed the President of the Company on March 3, 2023, and will continue to serve as the Company’s Chief Commercial Officer. Ms. Osborne was previously appointed the Co-President and Chief Commercial Officer of the Company on June 27, 2022, and she previously served as the Company’s Chief Customer Officer.

(5)
Represents the aggregate grant date fair value of option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 10 of our Notes to the Consolidated Financial Statements.

(6)	Includes group medical and dental benefits, group life insurance premiums, accidental death, short-term and long-term disability insurance, 401(k) match in Company stock and parking, to the extent these amounts exceed $10,000 in the aggregate for each Named Executive Officer.
(7)	Amount includes compensation expense of $213,377 related to the repricing of Mr. Mayhew’s stock options that occurred in April 2022.
(8)	Amount includes compensation expense of $28,016 related to the repricing of Mr. LaVerne’s stock options that occurred in April 2022.
(9)	Amount includes compensation expense of $45,338 related to the repricing of Ms. Osborne’s stock options that occurred in April 2022.

Narrative Disclosures to Summary Compensation Table

Executive Employment Agreements

Former Chairman of the Board and Chief Executive Officer

We entered into a five-year employment agreement with Mr. Peizer (formerly our Chief Executive Officer from August 2022 – March 2023, Executive Chairman from April 2021 – August 2022, and Chief Executive Officer from September 2003 – April 2021), effective as of September 29, 2003, which automatically renews after each five-year term. Mr. Peizer’s annual base salary is $650,000, effective January 1, 2021. Mr. Peizer is also eligible for an annual bonus targeted at 100% of his base salary based on goals and milestones established and reevaluated on an annual basis by mutual agreement between Mr. Peizer and the Board of Directors. Mr. Peizer did not receive any annual bonus during the fiscal years ended December 31, 2022 and 2021. His base salary and bonus target will be adjusted each year to not be less than the median compensation of similarly positioned executives of similarly situated companies. Mr. Peizer receives executive benefits including group medical and dental insurance, term life insurance equal to 150% of his salary, accidental death, short-term and long-term disability insurance, and parking, grossed up for taxes. Mr. Peizer was not granted any equity awards during 2022 and 2021. In March 2023, Mr. Peizer resigned as the Chairman of the Board and Chief Executive Officer, effective immediately.

Former Chief Executive Officer

We entered into a three-year employment agreement with Mr. Mayhew dated April 12, 2021, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. Mayhew’s annual base salary is $525,000. Mr. Mayhew is also eligible for an annual bonus target of 100% of his base salary based upon achieving certain milestones. Mr. Mayhew received a bonus of $35,000 during the fiscal period ended December 31, 2022 and did not receive any bonus during the fiscal period ended December 31, 2021. Mr. Mayhew received executive benefits, including group medical and dental insurance, term life insurance, accidental death, short-term and long-term disability insurance, and 401(k) match in Company stock. Mr. Mayhew was granted 74,000 equity awards during 2022 and 400,000 equity awards during 2021. In addition, 400,000 equity awards previously granted to Mr. Mayhew in April 2021 were repriced in April 2022. In June 2022, Mr. Mayhew gave notice of his resignation, effective August 12, 2022.

Interim Chief Executive Officer and Chief Operating Officer

We entered into a three-year employment agreement with Mr. LaVerne dated July 26, 2022, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. LaVerne’s annual base salary is $450,000. Mr. LaVerne is also eligible for an annual bonus target of 100% of his base salary based upon achieving certain milestones. Mr. LaVerne did not receive an annual bonus during the fiscal periods ended December 31, 2022 and 2021. Mr. LaVerne received executive benefits, including group medical and dental insurance, term life insurance, accidental death, short-term and long-term disability insurance, and 401(k) match in Company stock. Mr. LaVerne was granted 287,000 equity awards during 2022 and was not granted any equity awards during 2021. In addition, 150,000 equity awards previously granted to Mr. LaVerne in March 2020 were repriced in April 2022. All unvested options vest immediately in the event of a change in control. In the event that Mr. LaVerne is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, he will receive continued payments of base salary for a period of six months from his date of termination and a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six month anniversary of his termination and he will receive COBRA benefits for a period of twelve months. In March 2023, Mr. LaVerne was appointed the Interim Chief Executive Officer and continues to serve as the Chief Operating Officer of the Company.

President and Chief Commercial Officer

We entered into a three-year employment agreement with Ms. Osborne dated July 26, 2022, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Ms. Osborne’s annual base salary is $450,000. Ms. Osborne is also eligible for an annual bonus target of 100% of her base salary based upon achieving certain milestones and allows for overachievement to a maximum of 200% of her base salary. Ms. Osborne did not receive a bonus during the fiscal period ended December 31, 2022, and received a $87,500 bonus during the fiscal period ended December 31, 2021. Ms. Osborne received executive benefits, including group medical and dental insurance, term life insurance, accidental death, short-term and long-term disability insurance, and 401(k) match in Company stock. Ms. Osborne was granted 277,750 equity awards during 2022 and 100,000 equity awards during 2021. In addition, 100,000 equity awards previously granted to Ms. Osborne in August 2021 were repriced in April 2022. All unvested options shall vest immediately in the event of a change of control. In the event that Ms. Osborne is terminated without good cause or resigns for good reason, the option will continue to vest for a period of twelve months following the date of termination, she will receive continued payments of base salary for a period of six months from her date of termination and a lump sum payment equal to six months of her base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of her termination and she will receive COBRA benefits for a period of twelve months. In March 2023, Ms. Osborne was appointed the President and continues to serve as the Chief Commercial Officer of the Company.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2022:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying		Option
	Unexercised	Unexercised		Exercise		Option
	Options (#)	Options (#)		Price		Expiration
Name	Exercisable	Unexercisable		($)		Date
Terren S. Peizer	—	642,307	(1)	$7.50		12/19/27
	—	397,693	(1)	7.50		08/02/28
	—	1,040,000

Brandon H. LaVerne	—	37,000	(2)	1.73		04/12/29
	—	250,000	(3)	0.403		11/29/29
	137,500	12,500	(4)	1.74	(6)	03/25/30
	137,500	299,500

Mary Louise Osborne	—	27,750	(2)	1.73		04/12/29
	—	250,000	(3)	0.403		11/29/29
	33,334	66,666	(5)	1.74	(7)	08/30/31
	33,334	334,416
___________

(1)
Mr. Peizer’s options vest on January 1, 2023, if the Volume Weighted Average Price of our common stock is $15.00 for at least twenty trading days within a period of thirty consecutive trading days ending on the trading day prior to January 1, 2023.

(2)	One fourth of these stock options vest one-year from the date of grant and the remaining stock options vest equally each quarter thereafter over the remaining three years.
(3)	One fourth of these stock options vest one-year from the date of grant and the remaining stock options vest equally every six months thereafter over the remaining three years.
(4)	One third of these stock options vest one year from the date of grant and the remaining stock options vest equally each month thereafter over the next 24 months.
(5)	One fourth of these stock options vest one year from the date of grant and the remaining stock options vest equally each month thereafter over the next 36 months.
(6)
On April 20, 2022, Mr. LaVerne agreed to the repricing of an option previously granted to him on March 25, 2020. There was no change to the vesting schedule in connection with the repricing transaction.

(7)
On April 20, 2022, Ms. Osborne agreed to the repricing of an option previously granted to her on August 30, 2021. There was no change to the vesting schedule in connection with the repricing transaction.

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

The table below sets forth the estimated payments that would be made to each of our named executive officers upon voluntary termination, involuntary termination, a change of control, and death or permanent disability. The actual amounts to be paid out can only be determined at the time of such named executive officer’s separation from the Company. The information set forth in the table assumes, as necessary:

•the termination and/or the qualified change in control event occurred on December 31, 2022 (the last business day of our last completed fiscal year); and
•the price per share of our common stock on the date of termination is $0.37 (the closing market price of our common stock on the Nasdaq Global Market on December 31, 2022).

	Voluntary		Involuntary		Change of		Death or
Name	Termination		Termination		Control		Disability
Terren S. Peizer
Salary, Bonus and Benefits	$608,770	(1)	$5,534,278	(2)	$608,770	(1)	$625,606 (3)
Acceleration of Equity Awards (4)	—		—		—		—
Total	$608,770		$5,534,278		$608,770		$626,606

Brandon H. LaVerne
Salary, Bonus and Benefits	$—		$483,948	(5)	$—		$—
Acceleration of Equity Awards (4)	—		—		—		—
Total	$—		$483,948		$—		$—

Mary Louise Osborne
Salary, Bonus and Benefits	$—		$486,224	(6)	$—		$—
Acceleration of Equity Awards (4)	—		—		—		—
Total	$—		$486,224		$—		$—
___________

(1)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $487,000 in accrued vacation grossed up for taxes upon a voluntary termination or a change in control.

(2)	Pursuant to the terms of his employment agreement, Mr. Peizer would have received three additional years of salary, three years bonus calculated at 100% of his salary, accrued vacation of approximately $487,000, COBRA benefits of approximately $40,500 grossed up for taxes upon an involuntary termination.
(3)
Pursuant to the terms of his employment agreement, Mr. Peizer would have received a lump sum amount of approximately $487,000 in accrued vacation and $13,500 in COBRA benefits for the twelve months following termination grossed up for taxes upon the event of death or permanent disability.

(4)
Represents the value of stock options as of December 31, 2022 that would vest upon death or permanent disability, change of control or involuntary termination. Assumes that the vested options are immediately exercised, and the shares received upon exercise are immediately resold at the assumed per share price on the date of termination. As of December 31, 2022, all of the options are out-of-the money.

(5)	Pursuant to the terms of his employment agreement upon an involuntary termination, Mr. LaVerne would receive continued payments of base salary for a period of six months and on the six-month anniversary of his termination date a lump sum payment equal to six months base salary and COBRA benefits for twelve months following his date of termination.
(6)	Pursuant to the terms of his employment agreement upon an involuntary termination, Ms. Osborne would receive continued payments of base salary for a period of six months and on the six-month anniversary of her termination date a lump sum payment equal to six months base salary and COBRA benefits for a period of up to twelve months following her date of termination.

DIRECTOR COMPENSATION

The following table provides information regarding compensation that was earned or paid to the individuals who served as non-employee directors during the year ended December 31, 2022. Except as set forth in the table, during 2022, directors did not earn nor receive cash compensation or compensation in the form of stock awards, option awards or any other form:

	Option Awards
Name	($) (1)
Richard A. Berman	$362,542	(8)
Michael E. Sherman	364,677	(9)
James M. Messina (2)	56,358
Edward J. Zecchini (3)	138,930
Diane Seloff (4)	138,930
Robert Rebak (5)	186,287
Gustavo A. Giraldo (6)	—
Katherine B. Quinn (7)	—
____________

(1)
Amounts reflect the compensation expense recognized in the Company’s financial statements in 2022 for non-employee director stock options and restricted stock units, valued in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.

(2)	Mr. Messina was appointed as a member of our board of directors effective August 29, 2022.
(3)
On May 24, 2022, Mr. Zecchini notified us that he did not wish to stand for re-election to our board of directors at the Company’s 2022 Annual Meeting. Mr. Zecchini continued to serve on the Company’s board of directors until the 2022 Annual Meeting, which was held on August 29, 2022.

(4)
On May 24, 2022, Ms. Seloff notified us that she did not wish to stand for re-election to our board of directors at the Company’s 2022 Annual Meeting. Ms. Seloff continued to serve on the Company’s board of directors until the 2022 Annual Meeting, which was held on August 29, 2022.

(5)	Mr. Rebak resigned as a member of our board of directors effective August 25, 2022.
(6)	Mr. Giraldo resigned as a member of our board of directors effective February 11, 2022.
(7)	Ms. Quinn resigned as a member of our board of directors effective January 11, 2022.
(8)	Amount includes compensation expense of $71,265 related to the repricing of Mr. Berman’s stock options that occurred in August 2022.
(9)	Amount includes compensation expense of $54,872 related to the repricing of Mr. Sherman’s stock options that occurred in August 2022.

Our directors are eligible to participate in our equity incentive plans, which are administered by our Compensation Committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our Compensation Committee, consistent with the terms of the applicable plan. 2022 compensation to new board members and existing board members whose vesting had completed in 2021 were granted $170,000 worth of the Company’s stock options, plus $20,000 for the Chairman of the Audit Committee and $12,500 for the Chairman of the Compensation Committee and $12,500 for the Chairman of the Nominations and Governance Committee, using the Black-Scholes model with the price struck on the date of grant and vest at the end of each quarter with quarterly vesting subject to attendance at the board meeting unless such absence is excused by the Chairman of the Board. New director grants are pro-rated based upon when they join the Board. In addition, directors who served on our board as of August 29, 2022, were granted $300,000 worth of restricted stock units (“RSU’s”) which vest over three years, with half vesting one-year from the date of grant, and the remaining shares vesting equally on the second and third anniversary of the date of grant, subject to continued service on our board. We reimburse each of our directors for reasonable out-of-pocket expenses that they incur in connection with attending board or committee meetings.

Outstanding equity awards held by non-employee directors as of December 31, 2022 were as follows:

			Number of	Number of						Number of		Market Value of
			Securities	Securities						Securities		Securities
			Underlying	Underlying				Grand Date		Underlying		Underlying
			Unexercised	Unexercised		Option		Fair Market		Stock Awards		Stock Awards
			Options	Options		Exercise		Value Options		That Have		That Have
	Grant Date		Exercisable (#)	Unexercisable (#)		Price ($)		Outstanding ($)		Not Vested (#)(8)		Not Vested ($)(8)
Richard A. Berman	08/29/2022	(1)	—	41,667	(1)	$0.6511	(1)(5)	$502,500	(6)	—		$—
	08/29/2022	(1)	—	66,924	(1)	0.6511	(1)(5)	112,123	(6)	—		—
	08/29/2022	(1)	—	41,438	(1)	0.6511	(1)	162,890	(6)	—		—
	08/29/2022	(1)	—	16,094	(1)	0.6511	(1)	126,840	(6)	—		—
	08/29/2022	(1)	—	4,882	(1)	0.6511	(1)	213,318	(6)	—		—
	08/29/2022	(1)	—	54,856	(1)	0.6511	(1)	288,871	(6)	—		—
	08/29/2022	(2)	—	—		—		—		460,759	(2)	299,493
Michael E. Sherman	08/29/2022	(1)	—	61,040	(1)	0.6511	(1)(5)	102,260	(7)	—		—
	08/29/2022	(1)	—	37,794	(1)	0.6511	(1)(5)	148,566	(7)	—		—
	08/29/2022	(1)	—	16,630	(1)	0.6511	(1)	131,064	(7)	—		—
	08/29/2022	(1)	—	5,010	(1)	0.6511	(1)	218,911	(7)	—		—
	08/29/2022	(1)	—	56,299	(1)	0.6511	(1)	296,470	(7)	—		—
	08/29/2022	(2)	—	—		—		—		460,759	(2)	299,493
James M. Messina (3)	08/29/2022	(4)	—	16,360	(4)	0.6511	(4)	6,443		—		—
	08/29/2022	(2)	—	—		—		299,493		460,759	(2)	299,493
___________

(1)	At the Company’s 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) held on August 29, 2022, the stockholders approved a director retention plan (the “Director Retention Plan”). Under the terms of the Director Retention Plan, all stock options previously granted to the directors standing for reelection were repriced (the “Repriced Options”) and such portion of the Repriced Options became entirely unvested and 100% of the Repriced Options will vest on the earlier of the 2023 Annual Meeting of Stockholders or one year from the date of the 2022 Annual Meeting.
(2)	On August 29, 2023, the three remaining directors of the Company each received $300,000 RSU’s for their continued service on our Board. The RSU’s vest over three years, with half vesting one-year from the date of grant, and the remaining shares vesting equally on the second and third anniversary of the date of grant, subject to continued service on our board.
(3)	Mr. Messina joined the Company’s board on August 29, 2022.
(4)	Mr. Messina was granted his pro-rata share of options for his service during the fourth quarter of 2022.
(5)	In accordance with the Director Retention Plan, the expiration date of this Repriced Option was extended to December 19, 2027.
(6)	In accordance with the Director Retention Plan, additional fair market value of $71,265 was calculated and will be expensed equally each month through August 2023.
(7)	In accordance with the Director Retention Plan, additional fair market value of $54,872 was calculated and will be expensed equally each month through August 2023.
(8)	These columns represent amounts related to awards of restricted stock units.

There were a total of 1,801,274 stock options and RSU’s outstanding to non-employee directors as of December 31, 2022, with an aggregate grant date fair value of $3.3 million, the last of which vest in August 2025. There were 1,509,792 stock options and RSU’s granted to non-employee directors during 2022 and 18,628 stock options and RSU’s granted to non-employee directors during 2021. In addition, there were 402,637 stock options repriced in August 2022.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	6,345,048	$3.54	1,610,731
Equity compensation plans not approved by security holders	—	—	—
Total	6,345,048	3.54	1,610,731
___________
(1) We adopted our 2017 Stock Incentive Plan (the “2017 Plan”) in 2017. In August 2018, stockholders approved an amendment to the 2017 Plan to provide for an additional 1,400,000 shares to be issued in connection with awards granted thereunder (the “2017 Amended Plan”). Under the 2017 Amended Plan, we can grant incentive stock options, non-qualified stock option, restricted and unrestricted stock awards and other stock-based awards. As of December 31, 2022, there were 1,610,731 equity awards remaining reserved for future issuance under the 2017 Plan.
(2) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying restricted stock units, which have no exercise price.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of Messrs. Michael Sherman, Richard Berman and James Messina. No member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 12, 2023 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers listed in the 2022 Summary Compensation Table, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 12, 2023 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 29,320,248 shares of common stock outstanding on April 12, 2023.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned (2)	(3)	owned	class (3)
Directors and Named Executive Officers:
Terren S. Peizer (4)	11,891,933	90,762,222	102,654,155	85.5%
Jonathan E. Mayhew (5)	—	177,778	177,778	*
Richard A. Berman (6)	—	63,797	63,797	*
Michael E. Sherman (7)	15,550	80,337	95,887	*
James M. Messina (8)	—	77,794	77,794	*
Brandon H. LaVerne (9)	44,140	159,260	203,400	*
Mary Louise Osborne (10)	32,335	50,688	83,023	*

All current directors and executive officers as a group (8 persons)	164,906	586,035	750,941	2.5%
___________

*	Less than 1%
(1)	Except as set forth below, the mailing address of all individuals listed is c/o Ontrak, Inc., 2200 Paseo Verde Parkway, Suite 280, Henderson, NV 89052.
(2)	The number of shares beneficially owned includes shares of common stock in which a person has sole or shared voting power and/or sole or shared investment power and shares of common stock acquirable within 60 days of April 12, 2023 upon exercise of options or warrants. Except as noted in other footnotes to this table, each person named has sole voting and investment powers with respect to the common stock beneficially owned by that person, subject to applicable community property and similar laws.
(3)	Shares of common stock that may be acquired by an individual or group within 60 days of April 12, 2023 are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Percentage of ownership is based on 29,320,248 shares of common stock outstanding on April 12, 2023.
(4)
On March 2, 2023, Mr. Peizer resigned as the Company's Chairman of the Board and Chief Executive Officer, effective immediately. Shares presented are based on Schedule 13D/A filed with the Securities and Exchange Commission on March 8, 2023 by Acuitas Group Holdings, LLC and Terren S. Peizer. Total common stock beneficially owned consists of: (i) 11,891,933 shares of common stock and warrants to purchase 42,222,222 shares of common stock, which are held of record by Acuitas Group Holdings, LLC ("Acuitas"), a limited liability company 100% owned by Terren S. Peizer; (ii) convertible debt which is convertible into 47,500,000 shares of common stock issuable to Acuitas Capital LLC, an entity wholly owned by Acuitas; and (ii) options to purchase 1,040,000 shares of common stock. The address for Acuitas Group Holdings, LLC and Terren S. Peizer is 200 Dorado Beach Drive, #3831, Dorado, Puerto Rico, 00646.

(5)	On June 24, 2022, Mr. Mayhew gave notice of his resignation, effective August 12, 2022. Shares presented includes options to purchase 177,778 shares of our common stock, which options were vested as of August 12, 2022 with a term of 90 days from August 12, 2022 to exercise such options. These options expired at the end of the 90 day term with no options exercised.
(6)	Includes options to purchase 63,797 shares of common stock, which are exercisable within the next 60 days.
(7)	Consists of 15,550 shares of common stock and options to purchase 80,337 shares of common stock, which are exercisable within the next 60 days.
(8)	Includes options to purchase 77,794 shares of common stock, which are exercisable within the next 60 days.
(9)	Total common stock beneficially owned consists of 20,000 shares of common stock, 24,140 shares of common stock held under the Company’s 401(k) plan, and options to purchase 159,250 shares of common stock.
(10)	Total common stock beneficially owned consists of 20,000 shares of common stock, 12,335 shares of common stock held under the Company’s 401(k) plan, and options to purchase 50,688 shares of common stock.
__________

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

Our common stock is traded on the NASDAQ Capital Market. The Board of Directors has determined that three of the members of the Board of Directors qualify as “independent,” as defined by the listing standards of the NASDAQ. Consistent with these considerations, after review of all relevant transactions and relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, the Board has determined further that Messrs. Berman, Sherman and Messina are independent under the listing standards of NASDAQ. In making this determination, the Board of Directors considered that there were no new transactions or relationships between its current independent directors and the Company, its senior management and its independent auditors since last making this determination.

Each member of our Board of Directors serving on our Audit, Compensation and Nominations and Governance committees is “independent” within the meaning of the applicable Nasdaq listing standards.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2022 and 2021 and fees billed for other services rendered during those periods:

	2022	2021
Audit fees (1)	$367,988	$262,000
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$367,988	$262,000
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

3.1	Amended and Restated Certificate of Incorporation of Catasys, Inc., incorporated by reference to Appendix A to Catasys, Inc.’s Definitive Schedule 14C filed with the SEC on October 4, 2019.
3.2	Certificate of Amendment of Certificate of Incorporation, filed July 6, 2020 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on July 6, 2020).
3.3	By-Laws of Catasys, Inc., a Delaware corporation, incorporated by reference to Exhibit 3.6 of Catasys, Inc’s Form 10-K filed with the SEC on March 22, 2019.
3.4	Amended and Restated Bylaws of Ontrak, Inc., effective July 6, 2020 (incorporated herein by reference to Exhibit 3.2 to the Company's Form 8-K filed with the SEC on July 6, 2020).
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

3.7
Certificate of Amendment of Amended and Restated Certificate of Incorporation dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on February 22, 2023).

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

4.3	Description of Securities incorporated by reference to Exhibit 4.6 of Ontrak, Inc.'s annual report on Form 10-K filed with the SEC for the year ended December 31, 2020 on March 9, 2021.
4.4
Form of Purchase Warrant for Common Shares in favor of Special Situations Investing Group II, LLC, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on March 8, 2022.

4.5
Form of Senior Secured Note issuable under Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser, and the collateral agent, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022.

4.6
Form of Senior Secured Convertible Note issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on November 21, 2022.

4.7
Form of Purchase Warrant for Common Shares issuable under Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 4.2 of Ontrak, Inc.'s Form 10-Q filed with the SEC on November 21, 2022.

4.8
Form of Senior Secured Convertible Note issuable under Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on January 4, 2023.

4.9
Form of Purchase Warrant for Common Shares issuable under Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 4.2 of Ontrak, Inc.'s Form 8-K filed with the SEC on January 4, 2023.

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

10.5* #	Employment Agreement dated July 26, 2022 by and between the Company and Brandon LaVerne.
10.6#
Employment Agreement by and between Ontrak, Inc. and Mary Louise Osborne, dated August 10, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 10, 2021.

10.7#
Employment Agreement by and between Ontrak, Inc. and Arik Hill, dated August 11, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 12, 2021.

10.8
Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and the collateral agent (incorporated by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022).

10.9	Letter Agreement dated July 15, 2022, between Ontrak, Inc., and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 21, 2022).
10.10
Letter Agreement dated August 26, 2022, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 9, 2022).

10.11	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.12	Form of Placement Agency Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.13*
First Amendment to Master Note Purchase Agreement, dated as of August 12, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent.

10.14
Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 10.5 of Ontrak, Inc.'s Form 10-Q filed with the SEC on November 21, 2022.

10.15
Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on January 4, 2023.

10.16
Stockholders Agreement made and entered into as of February 21, 2023, by and between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 22, 2023).

10.17* #	Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and James J. Park.
10.18* #	Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and Judith Feld.
14.1
Code of Ethics and Business Conduct, updated and approved by the Board of Directors in May 2021 (incorporated herein by reference to Exhibit 14.1 to the Company's Form 10-Q filed with the SEC on August 5, 2021).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: April 17, 2023	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne
Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BRANDON H. LAVERNE	Interim Chief Executive Officer	April 17, 2023
Brandon H. LaVerne	(Principal Executive Officer)

/s/ JAMES J. PARK	Chief Financial Officer	April 17, 2023
James J. Park	(Principal Financial and Accounting Officer)

/s/ MICHAEL SHERMAN	Chairman of the Board of Directors	April 17, 2023
Michael Sherman

/s/ RICHARD A. BERMAN	Director	April 17, 2023
Richard Berman

/s/ JAMES M. MESSINA	Director	April 17, 2023
James M. Messina

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ontrak, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ontrak, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

EISNERAMPER LLP
Iselin, New Jersey
April 17, 2023

ONTRAK, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,032	$58,824
Restricted cash - current	4,477	6,716
Receivables, net	973	5,938
Unbilled receivables	453	3,235
Deferred costs - current	156	600
Prepaid expenses and other current assets	3,168	5,019
Total current assets	14,259	80,332
Long-term assets:
Property and equipment, net	2,498	3,785
Restricted cash - long-term	204	406
Goodwill	5,713	5,713
Intangible assets, net	1,125	2,346
Other assets	1,326	444
Operating lease right-of-use assets	632	656
Total assets	$25,757	$93,682

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,927	$1,001
Accrued compensation and benefits	1,987	2,343
Deferred revenue	326	441
Current portion of operating lease liabilities	653	595
Other accrued liabilities	4,576	5,953
Total current liabilities	9,469	10,333
Long-term liabilities:
Long-term debt, net	10,065	35,792
Long-term operating lease liabilities	546	932
Long-term finance lease liabilities	—	136
Other liabilities	—	934
Total liabilities	20,080	48,127
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 27,167,479 and 20,686,186 shares issued and outstanding at December 31, 2022 and 2021, respectively	3	2
Additional paid-in capital	448,415	436,721
Accumulated deficit	(442,741)	(391,168)
Total stockholders' equity	5,677	45,555
Total liabilities and stockholders' equity	$25,757	$93,682
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Revenue	$14,514	$84,133
Cost of revenue	7,461	31,214
Gross profit	7,053	52,919

Operating expenses:
Research and development	10,974	18,279
Sales and marketing	5,006	9,895
General and administrative	34,256	43,774
Restructuring, severance and related costs	934	8,952
Total operating expenses	51,170	80,900
Operating loss	(44,117)	(27,981)

Other expense, net	(3,461)	(1,013)
Interest expense, net	(3,907)	(7,997)
Loss before income taxes	$(51,485)	$(36,991)
Income tax expense	(88)	(153)
Net loss	(51,573)	(37,144)
Dividends on preferred stock - declared and undeclared	(8,954)	(8,954)
Net loss attributable to common stockholders	$(60,527)	$(46,098)

Net loss per common share - basic and diluted	$(2.60)	$(2.47)

Weighted-average common shares outstanding - basic and diluted	23,265	18,656
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2020	3,770,265	$—	17,543,218	$2	$414,773	$(354,024)	$60,751
Preferred dividends declared	—	—	—	—	(8,954)	—	(8,954)
Common stock issued in ATM offering, net	—	—	1,324,185	—	10,871	—	10,871
Common stock issued relating to settlement of contingent consideration	—	—	164,898	—	1,443	—	1,443
Warrants exercised	—	—	1,184,641	—	58	—	58
Stock options exercised and restricted stock units vested, net of taxes	—	—	400,326	—	5,560	—	5,560
401(k) employer match	—	—	62,918	—	1,112	—	1,112
Stock-based compensation expense	—	—	—	—	11,858	—	11,858
Net loss	—	—	—	—	—	(37,144)	(37,144)
Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to registered direct offering, net	—	—	5,000,000	1	3,293	—	3,294
Common stock issued relating to settlement of contingent consideration	—	—	33,415	—	293	—	293
Common stock issued for financing and consulting services	—	—	795,200	—	1,351	—	1,351
Warrants issued	—	—	—	—	827	—	827
Restricted stock units vested, net of taxes	—	—	33,374	—	(6)	—	(6)
401(k) employer match	—	—	625,304	—	643	—	643
Stock-based compensation expense	—	—	—	—	7,532	—	7,532
Net loss	—	—	—	—	—	(51,573)	(51,573)
Balance at December 31, 2022	3,770,265	$—	27,167,479	$3	$448,415	$(442,741)	$5,677

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(51,573)	$(37,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	7,532	11,858
Write-off of debt issuance costs	3,334	—
Restructuring and related costs	—	6,297
Paid-in-kind interest expense	553	—
Write-off of other asset	259	—
Depreciation expense	2,494	1,070
Amortization expense	2,706	2,941
Gain on forgiveness of PPP loan	—	(171)
Change in fair value of warrants	(133)	—
Change in fair value of contingent consideration	—	1,315
401(k) employer match in common shares	628	1,105
Common stock issued for consulting services	102	—
Changes in operating assets and liabilities:
Receivables	4,965	10,744
Unbilled receivables	2,781	1,191
Prepaid and other assets	1,558	(867)
Accounts payable	791	(314)
Deferred revenue	(115)	(20,513)
Lease liabilities	(328)	(310)
Other accrued liabilities	480	(3,357)
Net cash used in operating activities	(23,966)	(26,155)
Cash flows from investing activities
Purchases of property and equipment	(1,156)	(4,480)
Net cash used in investing activities	(1,156)	(4,480)

Cash flows from financing activities
Repayment of 2024 Notes	(39,194)	(10,807)
Proceeds from Keep Well Notes	11,000	—
Proceeds from issuance of common stock	4,000	11,142
Common stock issuance costs	(706)	(271)
Dividends paid	(2,239)	(8,954)
Debt issuance costs	(907)	—
Proceed from warrant exercise	—	58
Proceed from options exercise	—	5,584
Payment of taxes related to net-settled stock awards	(6)	(24)
Finance lease obligations	(282)	(325)
Financed insurance premium payments	(2,777)	(3,032)
Net cash used in financing activities	(31,111)	(6,629)

Net change in cash and restricted cash	(56,233)	(37,264)
Cash and restricted cash at beginning of period	65,946	103,210
Cash and restricted cash at end of period	$9,713	$65,946

Supplemental disclosure of cash flow information:
Interest paid	$2,330	$7,146
Income taxes paid	136	108
Non-cash financing and investing activities:
Common stock issued in connection with Keep Well Agreement	$1,249	$—
Warrants issued in connection with 2024 Notes	458	—
Warrants issued in connection with Keep Well Notes	544	—
Accrued debt issuance costs	5	—
Common stock issued to settle contingent liability	293	1,443
Financed insurance premiums	2,474	3,144
Finance lease and accrued purchases of property and equipment	171	162
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an artificial intelligence (“AI”)-powered and telehealth-enabled, virtualized healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform provides claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized treatment program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

The Company's integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who do not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. The Ontrak programs seek to improve member health and deliver validated cost savings to healthcare payors.

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

The Company provides services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations to generate revenues. The Company also provides mental health and wellbeing support to members of employer customers under our LifeDojo wellbeing solution. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations resulting from customer terminations. As of December 31, 2022, our cash and restricted cash was $9.7 million (see discussion about the availability of restricted cash in Note 3 below) and we had working capital of approximately $4.8 million. For the year ended December 31, 2022, our average monthly cash flow from operations burn rate was $2.0 million. Throughout the year ended December 31, 2022 and subsequently in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, our management completed a series of reduction in workforce and vendor cost optimization plans. As a result, the Company expects the full effect of these plans will be realized in 2023 and beyond, and decrease our operating costs and improve average monthly cash flow from operations. These cost optimization plans are necessary to right size our business commensurate with our current customer base.

In addition to revenue from business operations, our primary source of working capital is the Keep Well Agreement, which has $14.0 million of principal borrowing capacity remaining as of December 31, 2022 ($4.0 million borrowed on each of January and March 2023). We may also be able to raise capital through equity financings, however, when we can affect such sales and the amount of shares we can sell depends on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand, including restricted cash and additional borrowings under our Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date these financial statements are released.

Management plans to continue to execute on its strategy by (i) exploring other sources of capital with either debt or equity financing for future liquidity needs; (ii) continuing to manage operating costs by strategically pursuing cost optimization initiatives; and (iii) continuing to pursue executing our growth strategy by improving our marketing techniques and implementing new features to increase customer engagement, adding new members and securing new customer contracts.

There can be no assurance that we will be able to satisfy the conditions precedent to future borrowings under the Keep Well Agreement or that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Keep Well Agreement contains various financial covenants, and any unanticipated non-compliance with those covenants could result in an acceleration of the repayment of the outstanding loan balance. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

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
For the year ended December 31, 2022 and 2021, amortization expense relating to deferred commission costs was $0.7 million and $3.6 million, respectively.
Research and Development Costs
Research and development costs primarily include personnel and related expenses, including third-party services, for software development and engineering, information technology infrastructure development. Research and development costs are expensed as incurred.
Cash and Cash Equivalents
Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents at December 31, 2022 and 2021.
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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. The Company conducted its annual goodwill impairment test as of October 1, 2022 and determined that no impairment of goodwill existed.

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

The following tables summarize fair value measurements by level at December 31, 2022 and 2021, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (1)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (3)	—	—	43	43
Total liabilities	$—	$—	$107	$107

	Balance at December 31, 2021
	Level I	Level II	Level III	Total
Letter of credit (1)	$306	$—	$—	$306
Total assets	$306	$—	$—	$306

Contingent consideration (2)	$—	$—	$357	$357
Total liabilities	$—	$—	$357	$357
___________________
(1) Amounts relating to letter of credit were included in "Restricted cash - long term" on our consolidated balance sheets as of December 31, 2022 and 2021.
(2) Contingent consideration was included in "Other accrued liabilities" on our consolidated balance sheets as of December 31, 2022 and 2021.
(3) Relates to Ticking Warrants issued as of December 31, 2022 in connection with the Eight Amendment executed on March 8, 2022, as discussed in Note 9 below, and included in "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2022 and 2021 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement, as discussed in Note 9, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the 2024 Notes and Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2020	$485
Change in fair value	1,315
Settlement of contingent consideration	(1,443)
Balance as of December 31, 2021	357
Settlement of contingent consideration	(293)
Balance as of December 31, 2022	$64

The $0.1 million and $0.4 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our consolidated balance sheets as of December 31, 2022 and 2021, respectively. We recorded loss of $1.3 million resulting from changes in fair value of the contingent consideration relating to a stock price guarantee in "Other expense, net" on our consolidated statements of operations for the year ended December 31, 2021. On October 28, 2021, which was the completion date of the measurement period, the Company determined that the fair value of the contingent consideration was $1.8 million. The $0.1 million of contingent consideration liability remaining as of December 31, 2022 relates to 7,428 shares of common stock remaining to be issued, pending response for stockholder information.
Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

December 31, 2022
Volatility	100.00%
Risk-free interest rate	4.22%
Weighted average expected life (in years)	3.79
Dividend yield	0%

Level III Warrant Liabilities
Balance as of December 31, 2021	$—
Warrants issued - Ticking Warrants	176
Gain on change in fair value of warrant liabilities	(133)
Balance as of December 31, 2022	$43

For the year ended December 31, 2022, we recorded a gain of $0.1 million related to change in the fair value of warrant liabilities in "Other expense, net" on our consolidated statements of operations.

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

The Company's consolidated balance sheets included the following assets and liabilities from its VIEs (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$686	$1,356
Accounts receivable	381	—
Unbilled accounts receivable	90	80
Prepaid and other current assets	116	48
Total assets	$1,273	$1,484

Accounts payable	$—	$10
Accrued liabilities	119	11
Deferred revenue	52	40
Payables to Ontrak	1,602	1,841
Total liabilities	$1,773	$1,902
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
Recently Adopted Accounting Standards

In May 2021, the FASB issued ASU No. 2021-04, "Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options ("ASU 2021-04"), to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The amendments in ASU 2021-04 are effective for fiscal years beginning after December 15, 2021, and interim periods with fiscal years beginning after December 15, 2021. The adoption of ASU 2021-04 on January 1, 2022 did not have a material effect on our consolidated financial statements.
In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06").” ASU 2020-06 modifies and simplifies accounting for convertible instruments, and eliminates certain separation models that require separating embedded conversion features from convertible instruments. ASU 2020-06 also addresses how convertible instruments are accounted for in the diluted earnings per share calculation. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of ASU 2020-06 on January 1, 2022 did not have a material effect on our consolidated financial statements.

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

Note 3. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the consolidated statement of cash flows for the periods presented (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$5,032	$58,824
Restricted cash - current:
Dividend payments on preferred stock (1)	4,477	6,716
Subtotal - Restricted cash - current	4,477	6,716
Restricted cash - long term:
Letter of credit (2)	204	306
Cash required per note agreement (3)	—	100
Subtotal - Restricted cash - long term	204	406
Cash, cash equivalents and restricted cash	$9,713	$65,946
____________
(1) Represents the amount remaining in an account funded with a portion of the proceeds from the sale of the Series A Preferred Stock for the payment of dividends thereon until August 2022. The use of such funds for the payment of such dividends is subject to compliance with applicable laws. Also, the Company’s board of directors may determine that the use of such funds for other corporate purposes is required pursuant to the exercise of their fiduciary duties to the Company’s common stockholders.
(2) LOC required as part of our Santa Monica, CA office lease.
(3) Cash required to be maintained in our accounts per the 2024 Note agreement, which loan balance was fully repaid in July 2022.

Note 4. Accounts Receivable and Revenue Concentration

The following table is a summary of concentration of credit risk by customer revenue as a percentage of our total revenue:

	Year Ended December 31,
Percentage of Revenue	2022	2021
Customer A	47.1%	12.4%
Customer B	31.6	5.2
Customer C	13.4	5.0
Customer D	—	44.3
Customer E	1.3	28.8
Remaining Customers	6.6	4.3
Total	100.0%	100.0%
The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

	At December 31,
Percentage of Accounts Receivable	2022	2021
Customer B	39.1%	—%
Customer A	35.7	—
Customer E	20.3	94.0
Remaining customers	4.9	6.0
Total	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the year ended December 31, 2022 and 2021.

On February 26, 2021, the Company received a termination notice from Customer E and working with this customer on a transition plan, we completed the participation of this customer's members in the program as of December 31, 2021. In addition, on August 18, 2021, the Company received a termination notice from Customer D of their intent not to continue the program past December 31, 2021. All members relating to Customers D and E have completed their participation in the program as of December 31, 2021. As a result of these termination notices, in March and November 2021, the Company’s management assessed various options and deemed it prudent to initiate workforce reduction plans to effectively align its resources and manage its operating costs. As of December 31, 2021, $0.4 million of accrued termination related costs related to these workforce reduction plans was outstanding as part of "Other accrued liabilities" on our consolidated balance sheet. As of December 31, 2022, there was no amount outstanding relating to such accrued termination related costs. See Note 6 below for information on a further workforce reduction plan approved in August 2022.

In September 2021, the Company agreed to a contract modification with a current customer to credit certain fees in order to align with the customer's program spend, which was recorded as a cumulative adjustment, and was not considered to be significant for the year ended December 31, 2021.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2022	2021
Software	$6,882	$4,051
Computers and equipment	466	456
ROU assets - finance lease	375	375
Leasehold improvements	17	17
Software development in progress	—	1,514
Subtotal	7,740	6,413
Less: Accumulated depreciation and amortization	(5,242)	(2,628)
Property and equipment, net	$2,498	$3,785

Total depreciation and amortization expense relating to property and equipment presented above was $2.6 million and $1.4 million for the year ended December 31, 2022 and 2021, respectively.

During the fourth quarter of 2021, the Company wrote-off $1.8 million, net, relating to computers, equipment, software and software development in progress that were identified as obsolete and no longer in use, and included as part of "Restructuring, severance and related costs" on our consolidated statements of operations. See Note 6 below for more information.

Capitalized Internal Use Software Costs

During the year ended December 31, 2022 and 2021, the Company capitalized $1.3 million and $4.5 million, respectively, of costs relating to development of internal use software and recorded approximately $2.4 million and $0.9 million, respectively, of amortization expense relating to these capitalized internal use software costs.

Note 6. Restructuring, Severance and Related Costs

In August 2022, the Company's management approved a restructuring plan as part of management's cost saving measures, reducing approximately 34% of positions, in order to reduce its operating costs and help align with its previously stated strategic initiatives. During the year ended December 31, 2022, the Company incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations. As of December 31, 2022, the Company paid a total of

$0.8 million of the total $0.9 million of termination benefits and $0.1 million of accrued termination related costs remained outstanding as part of "Other accrued liabilities" on the Company's consolidated balance sheet.

In November 2021, the Company approved a restructuring plan as part of management's cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives. During the year ended December 31, 2021, the Company incurred a total of approximately $9.0 million of restructuring, severance and related costs. The restructuring plan included the following:

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

Note 7. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of December 31, 2022 and 2021.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2022			At December 31, 2021
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(2,528)	$972	$3,500	$(1,361)	$2,139
Customer relationships	5	270	(117)	153	270	(63)	207
Total		$3,770	$(2,645)	$1,125	$3,770	$(1,424)	$2,346

Amortization expense for intangible assets was $1.2 million for each of the years ended December 31, 2022 and 2021.

At December 31, 2022, estimated amortization expense for intangible assets for each of the next three years was as follows (in thousands):

2023	$1,026
2024	54
2025	45
Total	$1,125

Note 8. Common Stock and Preferred Stock
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

Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(51,573)	$(37,144)
Dividends on preferred stock - declared and undeclared	(8,954)	(8,954)
Net loss attributable to common stockholders	$(60,527)	$(46,098)

Weighted-average shares of common stock outstanding	23,265	18,656
Net loss per common share - basic and diluted	$(2.60)	$(2.47)

The following common equivalent shares issuable upon the exercise of stock options and warrants have been excluded from the calculation of diluted earnings per common share as their effect was anti-dilutive:

	December 31,
	2022	2021
Warrants to purchase common stock	1,576,256	35,832
Options to purchase common stock	4,895,222	3,618,145
Total shares excluded from net loss per share	6,471,478	3,653,977
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
On September 2, 2022, pursuant to the terms of the Keep Well Agreement, as discussed in Note 9, the Company issued 739,645 shares of common stock to Acuitas subsequent to obtaining stockholder approval on August 29, 2022 at the annual shareholder meeting.
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

Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), which is listed on the Nasdaq Capital Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive) and in certain other events.

Holders of Series A Preferred Stock of record at the close of business of each respective record date (February 15, May 15, August 15 and November 15) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2021, our Board of Directors declared each of the four quarterly dividends on the Company's Series A Preferred Stock for shareholders of record on each respective quarterly record date of 2021. In 2022, our Board of Directors declared the first quarterly dividend on the Series A Preferred Stock for shareholders of record on February 15, 2022 and paid cash dividends on February 28, 2022. Thereafter, no dividends have been declared by our Board of Directors in 2022. As such, at December 31, 2022, we had total undeclared dividends of $7.5 million.

Note 9. Debt
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
On July 15, 2022, the Company entered into a payoff letter agreement with the Holders of our 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. The Company funded the payoff with $2.6 million of its cash on hand and $5 million of borrowing under the Keep Well Agreement, as discussed below. All obligations owing by the Company and the other Note Parties (as defined in the Note Purchase Agreement) under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Agreement were released. In July 2022, the Company wrote off the remaining $1.3 million of debt issuance costs related to the 2024 Notes.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company agreed to issue to the Holder, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”), having the same terms as the Amendment Warrant, to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Warrants were offered and sold to the Holder in a private placement exempt from registration under the Securities Act. The Warrants may be exercised by the Holder at an exercise price equal to $0.01 per share and will expire on September 24, 2026. As of December 31, 2022, Ticking Warrants issued to the Holder to purchase 118,931 shares of the Company's common stock were outstanding. The Company assessed and separated the Warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 2 and 10 for more information.

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. On August 12, 2022, the Company and Acuitas Capital entered into an amendment to the Original Keep Well Agreement in connection with the appointment of a collateral agent under the Original Keep Well Agreement (the “First Amendment”). On November 19, 2022, the Company and Acuitas Capital entered into a further amendment to the Original Keep Well Agreement, as amended by the First Amendment (the “Second Amendment”), and on December 30, 2022, the Company and Acuitas Capital entered into a further amendment to the Original Keep Well Agreement, as amended by the First Amendment and the Second Amendment (the “Third Amendment”). The Company refers to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, as the “Keep Well Agreement” and to Acuitas Capital, together with any of its transferees or affiliates under the Keep Well Agreement, as “Acuitas.”

The Original Keep Well Agreement

Under the terms of the Original Keep Well Agreement, subject to the satisfaction of certain conditions precedent (some of which are described below), the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note (each, a “Keep Well Note”) with a principal amount equal to the amount borrowed. Subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the Company’s annual meeting of stockholders held on August 29, 2022 (the “2022 Annual Meeting of Stockholders”), in connection with each Keep Well Note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock (each, a “Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Keep Well Warrant would be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Keep Well Warrant, which was $1.69 per share, the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Original Keep Well Agreement. The maturity date of the Keep Well Notes was September 1, 2023.

The conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, under the Original Keep Well Agreement included that (x) the Company have used best efforts to obtain sufficient financing from a third party for the Company to pay and discharge, when due and payable, its obligations, (y) the Company be unable despite its best efforts to obtain such financing from a third party on reasonably acceptable terms, and (z) (1) absent obtaining the funds requested by the Company to borrow under the Original Keep Well Agreement, the Company would not have sufficient unrestricted cash to pay and discharge all of its obligations then due or scheduled to become due within the 30 days following the date of the borrowing request, and (2) there be no conditions or events that, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern through August 15, 2023 (the “Funding Condition”).

In connection with entering into the Original Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting of Stockholders, the Company agreed to issue 739,645 shares of its common stock to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) (the “Original Commitment Shares”). The Original Commitment Shares were issued to Acuitas in September 2022.

The Second Amendment and the Third Amendment

Below is a summary of certain amendments to the terms of the Original Keep Well Agreement effected by the Second Amendment and the Third Amendment.

Keep Well Notes

The Company and Acuitas agreed to the following changes to the terms and conditions of the Keep Well Notes set forth in the Original Keep Well Agreement:

•the maturity date of the Keep Well Notes was extended from September 1, 2023 to June 30, 2024, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company;
•the remaining amount available to be borrowed was increased from $10.7 million to $14.0 million and the provision that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
•the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described below), the entire remaining amount of $14.0 million, to be funded as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023;
•many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the Funding Condition;
•the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note; and
•the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding.

Conversion of Keep Well Notes

The Company and Acuitas agreed that, subject to the approval of the Company’s stockholders, which was obtained at a special meeting of stockholders held in February 2023 (the “2023 Special Meeting of Stockholders”), Acuitas, at its option, will have the right to convert the entire principal amount of the Keep Well Notes outstanding, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and the like.

Each Keep Well Note outstanding as of the date of stockholder approval was deemed to be amended to contain the Conversion Right. The Company refers to such Keep Well Notes, as so amended, and to the Keep Well Notes issued in connection with future borrowings under the Keep Well Agreement, as the “New Keep Well Notes.”

In addition, subject to the approval of the Company’s stockholders, which was obtained at a the 2023 Special Meeting of Stockholders, in connection with the conversion of the principal amount of any New Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company will issue to Acuitas a five-year warrant to purchase shares of the Company’s common stock, and the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the New Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the New Keep Well Note then in effect, subject to adjustment as described below.

Increase in Warrant Coverage

Subject to the approval of the Company’s stockholders, which was obtained at the 2023 Special Meeting of Stockholders, the Company and Acuitas agreed to reduce the exercise price of Keep Well Warrants issued under the Keep Well Agreement (both Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) and to increase the warrant coverage on all previous and future borrowings under the Keep Well Agreement as follows:

•the exercise price of currently outstanding Keep Well Warrants will be reduced to $0.45 per share, which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which will be subject to future adjustment as described below;

•the number of shares of the Company’s common stock subject to currently outstanding Keep Well Warrants (i.e., 1,775,148 shares) will be increased to the number of shares that would have been subject to such Keep Well Warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares);
•the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment will be increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) $0.45 (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each Keep Well Warrant issued after the date of the Second Amendment will have an exercise price equal to $0.45 per share, subject to future adjustment as described below;
•if the reverse stock split that was also approved at the 2023 Special Meeting of Stockholders is effected, then:
◦the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split will be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described in the bullet immediately below; and
◦the Warrant Coverage Denominator will be reduced to the greater of $0.15 (adjusted for the reverse stock split) and the Post-Stock Split Price, subject to further reduction as described in the bullet immediately below; and
•upon the occurrence of the final funding under the Keep Well Agreement (the date on when such final funding occurs, the “Final Funding Date”):
◦the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the Final Funding Date will be reduced to (i) if the Final Funding Date occurs at any time prior to the time the Reverse Stock Split Price is determined, the closing price of the Company’s common stock on the trading day immediately preceding the Final Funding Date (the “Final Funding Date Price”), or (ii) if the Final Funding Date occurs at any time from and after the time the Reverse Stock Split Price is determined, the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price; and
◦the Warrant Coverage Denominator will be reduced to the lesser of (i) if the Final Funding Date occurs at any time prior to the time the Reverse Stock Split Price is determined, the greater of (a) $0.15 (subject to adjustment for stock splits and the like, including the reverse stock split) and (b) the Final Funding Date Price, or (ii) if the Final Funding Date occurs at any time from and after the time the Reverse Stock Split Price is determined, the greater of (a) $0.15 (subject to adjustment for stock splits and the like, including the reverse stock split) and (b) the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price.

As a result of approvals obtained at the 2023 Special Meeting of Stockholders, the Company issued to the holder of each Keep Well Warrant outstanding as of the date of such approval, in exchange for such Keep Well Warrant, a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the Keep Well Warrants described above, including the increase in the warrant coverage and the decrease in the exercise price. The Company refers to the new warrants issued in exchange for outstanding Keep Well Warrants and to any warrants issued in connection with future borrowings under the Keep Well Agreement or in connection with the conversion of the principal amount of any New Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above) as the “New Keep Well Warrants.”

Additional Commitment Shares

As a result of approvals obtained at the 2023 Special Meeting of Stockholders, the Company issued to Acuitas 2,038,133 additional shares of the Company’s common stock.

Issuance Cap

The Company and Acuitas agreed that (i) under no circumstances will the Company issue any shares upon exercise of any warrant issued under the Keep Well Agreement or upon conversion of any Keep Well Note to the extent that, after giving effect to the issuance of any such shares, Acuitas (together with its affiliates) would beneficially own shares of the Company’s common stock representing more than 90% of the total number of shares of the Company’s common stock outstanding as of the time of such issuance (the “Issuance Cap”); and (ii) in the event of a Fundamental Transaction (as defined in the Second Amendment), regardless of the actual number of securities of the Company beneficially owned by Acuitas and its affiliates at the effective time thereof, Acuitas shall not be entitled to receive any consideration pursuant to such Fundamental Transaction in respect of any shares underlying any of the warrants issued under the Keep Well Agreement or any shares issuable upon conversion of any Keep Well Note that would represent shares in excess of the Issuance Cap if beneficially owned by Acuitas and/or its affiliates immediately prior to such effective time, and all warrants and Keep Well Notes owned or beneficially owned by Acuitas and/or its affiliates at the effective time of such Fundamental Transaction, solely to the extent that, if exercised or converted, such warrants and Keep Well Notes would result in the issuance of such excess shares, will be cancelled and forfeited without consideration therefor, effective as of such effective time; provided, however, that the foregoing shall not affect the Company’s obligation to pay all amounts owed under such Keep Well Notes in connection with such Fundamental Transaction.

Covenants

The Keep Well Agreement contains customary covenants that must be complied with by the Company, including, among other covenants, restrictions on the Company’s ability to incur debt, grant liens, make certain investments and acquisitions, pay dividends, repurchase equity interests, repay certain debt, amend certain contracts, enter into certain asset sale transactions, and covenants that require the Company to, among other things, provide annual, quarterly and monthly financial statements, together with related compliance certificates, maintain its property in good repair, maintain insurance and comply with applicable laws. Subject to certain customary exceptions, the Company also agreed not to incur any indebtedness or issue any shares of its capital stock or capital stock equivalents without Acuitas’ consent until 180 days following the Final Funding Date.

As mentioned above, the Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with all of its covenants under the Keep Well Agreement as of December 31, 2022.

Borrowings Under the Keep Well Agreement

As of December 31, 2022, the Company borrowed a total of $11.0 million under the Keep Well Agreement, and applied a portion of the proceeds therefrom to pay off in full all outstanding amounts owed by the Company under the 2024 Notes, discussed above, and to fund the Company's working capital requirements. Each borrowing was completed with the issuance of a Keep Well Note, which will accrue interest based on the adjusted term SOFR for each interest period. At December 31, 2022, the Company had a total of $0.6 million of accrued paid-in-kind interest related to the Keep Well Notes and the effective weighted average interest rate for the Keep Well Notes was 19.12%. At December 31, 2022, $14.0 million remained to be funded under the Keep Well Agreement: $4.0 million in each of January 2023 (which was borrowed on January 5, 2023), March 2023 (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023.

The net carrying amounts of the liability components consisted of the following (in thousands):

	December 31,
	2022	2021
Principal	$11,553	$39,194
Less: debt discount	(1,488)	(3,402)
Net carrying amount	$10,065	$35,792
The following table presents total interest expense recognized related to the Company's borrowings under the 2024 Notes and Keep Well Agreement (in thousands):

	December 31,
	2022	2021
Contractual interest expense	$2,817	$7,052
Accretion of debt discount	1,075	880
Total	$3,892	$7,932

Securities Issued Under the Keep Well Agreement During 2022

In accordance with the terms of the Keep Well Agreement, following the approval of the Company’s stockholders at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) in August and September 2022, the Company issued to Acuitas warrants to purchase a total of 1,301,775 shares of the Company’s common stock. The Commitment Shares and such warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The warrants have a term of five years and had an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. As discussed above, as result of approvals obtained at the 2023 Special Meeting of Stockholders, the warrants issued in August and September 2022 were exchanged for Keep Well Warrants.

Stockholders Agreement

Under the terms of the Keep Well Agreement, if Acuitas' beneficial ownership of the Company’s capital stock equals at least a majority of the voting power of the Company’s outstanding capital stock, Acuitas Capital and the Company agreed to enter into a stockholders agreement (the “Stockholders Agreement”) pursuant to which, during any period that Acuitas’ beneficial ownership of the Company’s capital stock equals at least 50% of the Company’s outstanding capital stock, Acuitas agreed to vote the shares of the Company’s common stock it beneficially owns (a) in favor of an amendment to the certificate of incorporation or bylaws of the Company that would require the Company’s board of directors to include not fewer than three independent directors at all times, (b) in favor of the election or re-election of independent directors nominated for election by the Company’s board of directors or by the nominating committee thereof unless the failure of a nominee to be elected or re-elected to the Company’s board of directors would not result in the Company having fewer than three independent directors following such election, and (c) against any proposal or action that would result in the Company’s board of directors having fewer than three independent directors at all times. In addition, under the Stockholders Agreement, the parties agreed that, during any period that such beneficial ownership of Acuitas affiliates equals at least 50% of the Company’s outstanding capital stock, the Company will not enter into any transaction between the Company or any of its affiliates, on the one hand, and Acuitas or any of its affiliates (excluding the Company and its affiliates), on the other hand, unless it is approved by a majority of the independent directors then serving on the Company’s board of directors. The Stockholders Agreement was entered into on February 21, 2023.
Other
In May 2021, the Company received notification that its $0.2 million of PPP loan assumed through the LifeDojo acquisition has been fully forgiven and the full amount of $0.2 million has been recognized as a gain as a component of "Other expense, net" in our consolidated statement of operations for the year ended December 31, 2021.
In November 2021, the Company financed a portion of its insurance premiums for the new term totaling $3.1 million at an annual effective rate of 2%, payable in ten equal monthly installments beginning on December 8, 2021 and a down payment of $0.6 million at inception. During August through November 2022, the Company financed a total of $2.5 million of its insurance premiums for the new term at an annual weighted average effective rate of 5.9%, payable in 10 to 11 equal monthly installments and down payments totaling $0.2 million at inception of each financing agreement. At December 31, 2022 and 2021, there was $2.0 million and $2.3 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our consolidated balance sheet as of each respective period.

Note 10. Stock Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 9,359,397 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of December 31, 2022, we had 6,345,048 stock options and RSUs outstanding and 1,610,731 shares reserved for future awards.
Stock-based compensation expense was approximately $7.5 million and $11.9 million for the years ended December 31, 2022 and 2021, respectively.

The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2022	2021
Volatility	88.00% - 101.00%	79.00% - 88.00%
Risk-free interest rate	1.04% - 3.92%	0.19% - 1.24%
Expected life (in years)	2.67- 4.66	2.75 - 6.08
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2022, reflects the application of the simplified method prescribed in SEC's Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2021	3,618,145	$7.51
Granted	2,649,946	1.35
Forfeited	(1,372,569)	9.14
Outstanding at December 31, 2022	4,895,522	3.54

Options vested and exercisable at December 31, 2022	910,743	$7.13
As of December 31, 2022, there was $4.0 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 2.06 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity during the year ended December 31, 2022 issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2021	111,874	$33.27
Granted	1,405,277	0.66
Vested and distributed	(38,750)	18.33
Forfeited	(28,875)	28.31
Non-vested at December 31, 2022	1,449,526	2.15

As of December 31, 2022, there was $2.6 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted average period of 2.67 years.

Warrants - Non-employees
The Company has granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2021	35,832	$16.75
Granted	1,540,424	1.43
Outstanding as of December 31, 2022	1,576,256	1.78
Warrants exercisable as of December 31, 2022	1,576,256	1.78

In connection with entering into the Eighth Amendment of our note purchase agreement for our 2024 Notes on March 8, 2022, as discussed in Note 9 above, the Company issued to Special Situations Investing Group II, LLC (the “Holder”), a Purchase Warrant for Common Shares (the “Amendment Warrant”) pursuant to which the Holder may purchase shares of the Company’s common stock in an aggregate amount of up 111,680 shares. Also, the Company issued additional warrants monthly beginning on March 31, 2022 through June 30, 2022 (each a “Ticking Warrant” and together with the Amendment Warrant, the “Warrants”) having the same terms as the Amendment Warrant, to purchase a total of 118,931 shares of the Company's common stock. See Note 9 above for more information.

In connection with Keep Well Agreement and the Company's borrowings thereunder, as discussed in Note 9 above, as of December 31, 2022, the Company issued to Acuitas warrants to purchase 1,301,775 shares of the Company’s common stock (the "Keep Well Warrants"). The Keep Well Warrants have a term of five years and an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement.
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

As of January 1, 2023, both of the market-based options for 642,307 and 397,693 shares of the Company's common stock described above became fully vested.

Note 11. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which lease was entered into with an effective date of March 24, 2022 and serves as the Company's new headquarters, as well as in Santa Monica, California and in Rosemont, Illinois, which are accounted for as operating leases, and various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreements include a total of 13,166 square feet of office space for lease terms ranging from 26 months to 60 months. The finance leases are generally for 36 month terms. The Company’s operating leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The operating leases include renewal options and escalation clauses. The renewal options have not been included in the calculation of the operating lease liability and right-of-use asset as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.
During the fourth quarter of 2021, the Company approved a plan for its headquarter office-based employees to work 100% remotely on a permanent basis and entered into an agreement with a broker to list the entire office space located in Santa Monica, CA for sublease. As a result of this real estate rationalization decision, an impairment analysis of our operating right-of-use asset resulted in an impairment charge of $0.9 million to reduce the carrying value of this asset to its estimated fair value. See Note 6 above for more information. On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the leased office space located at Santa Monica, California. The sublease agreement commenced on June 3, 2022 and will expire on July 17, 2024, unless sooner terminated. The Company has not been relieved of its primary obligation under the original lease and the sublease agreement has been classified as an operating lease. See Note 14 below for more information on the Santa Monica, CA lease.
Quantitative information for our leases was as follows (in thousands):

		December 31,
Consolidated Balance Sheets	Balance Sheet Classification	2022	2021
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$632	$656
Finance lease assets	"Property and equipment, net"	66	186
Total lease assets		$698	$842
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$653	$595
Finance lease liabilities	"Other accrued liabilities"	136	282
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	546	932
Finance lease liabilities	"Long-term finance lease liabilities"	—	136
Total lease liabilities		$1,335	$1,945

	Year Ended December 31,
Consolidated Statements of Operations	2022	2021
Operating lease expense	$448	$722
Short-term lease rent expense	7	66
Variable lease expense	31	43
Operating sublease income	(225)	—
Total rent expense, net	$261	$831
Finance lease expense:
Amortization of leased assets	$120	$305
Interest on lease liabilities	19	42
Total	$139	$347

	Year Ended December 31,
Consolidated Statements of Cash Flows	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$757	$649
Financing cash flows from finance leases	282	325
Other
Cash received for operating sublease	$257	$—

	December 31,
Other Information	2022	2021
Weighted-average remaining lease term (years)
Operating lease	2.5	2.3
Financing leases	0.7	1.5
Weighted-average discount rate (%)
Operating lease	12.56%	10.73%
Finance leases	12.92%	11.46%
The following table sets forth maturities of our lease liabilities (in thousands):

	At December 31, 2022
	Operating Leases	Financing Leases	Total
2023	$760	$139	$899
2024	420	—	420
2025	90	—	90
2026	93	—	93
2027	16	—	16
Total lease payments	1,379	139	1,518
Less: imputed interest	(180)	(3)	(183)
Present value of lease liabilities	1,199	136	1,335
Less: current portion	(653)	(136)	(789)
Lease liabilities, non-current	$546	$—	$546

Note 12. Income Taxes
The components of our income tax benefit consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current:
State	$(88)	$(153)
Total current taxes	(88)	(153)
Income tax expense	$(88)	$(153)

Income tax expense for the year ended December 31, 2022 and 2021 was primarily related to state minimum taxes and gross receipts taxes.

As of December 31, 2022, the Company had net federal operating loss carry forwards and state operating loss carry forwards of approximately $191 million and $147 million, respectively. The federal net operating loss carry forwards have an indefinite life, however, the state net operating loss carry forwards have already begun to expire. The expiration of these state net operating losses does not affect our deferred tax asset since it has already been reduced resulting from our Section 382 study.

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
Due to such uncertainties surrounding the realization of the deferred tax assets, the Company maintains a valuation allowance of $56.2 million and $46.1 million against all of its deferred tax assets as of December 31, 2022 and 2021, respectively. For the years ended December 31, 2022 and 2021, the total change in valuation allowance was $10.1 million and $7.6 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.
Net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net operating losses	$46,301	$38,122
Stock-based compensation	1,877	3,046
Interest expense	5,770	5,009
Accrued liabilities and reserves	82	380
Fixed assets	46	(427)
Lease liabilities	(176)	479
Other temporary differences	2,010	195
Deferred commission	(40)	(150)
Prepaid expenses	13	(299)
Right-of-use assets	336	(207)
Valuation allowance	(56,219)	(46,148)
Net deferred tax asset	$—	$—

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
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years presented was as follows:

	Year Ended December 31,
	2022	2021
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	(5.1)	0.6
Section 162(m)	—	(1.5)
Change in federal valuation allowance	(16.1)	(18.6)
Reduction in federal NOL carryforward DTA due to 382 study results	—	(0.8)
Other	—	(1.1)
Effective tax rate	(0.2)%	(0.4)%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2022 and 2021, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2018, and by the IRS for tax years prior to 2019. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized or expired and such tax years are closed.

The Tax Cuts and Jobs Act ("TCJA") resulted in significant changes to the treatment of research and experimental ("R&E") expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures. In general, expenditures for U.S. based R&E activities must be amortized over 5 years and expenditures for foreign based R&E activities must be amortized over 15 years. The Company has recorded an estimated impact of the Section 174 and it will continue to monitor the impact of the new regulation.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2022, there have been no material changes to our tax positions.

Note 13. Commitments and Contingencies
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this Annual Report on Form 10-K, we are not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except the following:
Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) adds Jonathan Mayhew as a defendant; (2) expands the purported class period to August 5, 2020 through August 19, 2021; and (3) now includes allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. Pursuant to the Court’ scheduling order, the Company’s response to the Second Amended Complaint is due on or before May 15, 2023. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

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

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the 9.50% Series A Cumulative Perpetual Preferred Stock (the “Preferred stock”) of Ontrak pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity (the "Underwriters"). The plaintiff asserts three causes of action alleging that Ontrak violated § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933, with leave to amend. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. Plaintiff’s reply is due April 17, 2023. The hearing on plaintiff’s Motion is set for June 16, 2023, at 10:30 a.m.

The parties are now engaged in the early stages of discovery. On February 28, 2023, the parties filed a joint stipulation requesting that the Court set the following deadlines: (1) May 1, 2023, for the parties to submit a further case management schedule; (2) May 17, 2023, for a further case management conference; and (3) September 30, 2023, for substantial completion of document productions. The Court has yet to issue an order on the stipulation.

Securities Investigation

On November 15, 2022, the Company received a notification from the Securities and Exchange Commission, Division of Enforcement, that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. The Company has been cooperating fully with the terms of the subpoena.

On March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Terren S. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in the Company’s stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. The Company cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 14. Subsequent Events
On February 16, 2023, the Company, the landlord and subtenant entered into a lease and sublease termination agreement for the Santa Monica, California office space with a termination date of February 28, 2023. The Company agreed to pay $0.1 million of early termination fee and monthly fixed rent for March and April 2023, and subtenant agreed to pay monthly fixed sublease payment for March and April 2023.
On March 9, 2023, as part of the Company's continued cost saving measures and to reduce its operating costs and to help align with its previously stated strategic initiatives, our management implemented additional headcount reductions wherein approximately 19% of the Company's employee positions were eliminated. These headcount reductions are expected to result in a reduction of approximately $2.7 million of the Company's annual compensation costs. The Company estimates one-time costs of approximately $0.3 million of termination benefits to the impacted employees, including severance payments and benefits. The headcount reductions were completed by March 10, 2023.
On February 20, 2023, a special meeting of stockholders was held during which the Company’s stockholders approved the issuance of shares of the Company's common stock, convertible notes and the shares of the Company's common stock issuable upon conversion thereof, and warrants to purchase shares of the Company's common stock and the shares of our common stock issuable upon exercise thereof, in each case, pursuant to the Keep Well Agreement. As a result, on February 22, 2023:
•the Company issued 2,038,133 shares of its common stock to Acuitas;

•warrants to purchase 1,775,148 shares of the Company’s common stock previously issued by the Company to Acuitas pursuant to the Keep Well Agreement through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock; and
•Keep Well Notes previously issued by the Company to Acuitas evidencing the $15.0 million in principal amount borrowed under the Keep Well Agreement through February 20, 2023 were exchanged for New Keep Well Notes.

On each of January 5, 2023 and March 6, 2023, the Company borrowed and issued a New Keep Well Note for $4 million under the Keep Well Agreement and used the proceeds to fund its working capital needs. In connection with each such borrowing, the Company issued to Acuitas a warrant to purchase shares of the Company’s common stock – a warrant to purchase 473,373 shares of the Company's common stock and a warrant to purchase 8,888,889 shares of the Company's common stock in connection the January 5, 2023 and March 6, 2023 borrowing, respectively. Each warrant has a five year term and an exercise price equal to $0.45 per share.

At the February 20, 2023 special meeting of stockholders, the Company’s stockholders also approved a proposal to give the Company’s board of directors the authority, at its discretion, to file a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company’s outstanding common stock at a ratio that is not less than 4:1 and not greater than 6:1, without reducing the authorized number of shares of the Company’s common stock, with the final ratio to be selected by the Company’s board of directors in its discretion, and to be effected, if at all, in the sole discretion of the Company’s board of directors at any time within one year of the date of the special meeting without further approval or authorization of our stockholders.