Form 10-Q
period 2023-03-31
Ontrak, Inc.
filed 2023-05-12
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 9, 2023, there were 29,321,106 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$7,393	$5,032
Restricted cash - current	4,681	4,477
Receivables, net	695	973
Unbilled receivables	236	453
Deferred costs - current	160	156
Prepaid expenses and other current assets	2,288	3,168
Total current assets	15,453	14,259
Long-term assets:
Property and equipment, net	2,241	2,498
Restricted cash - long-term	—	204
Goodwill	5,713	5,713
Intangible assets, net	820	1,125
Other assets	381	1,326
Operating lease right-of-use assets	238	632
Total assets	$24,846	$25,757
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,706	$1,927
Accrued compensation and benefits	2,106	1,987
Deferred revenue	309	326
Current portion of operating lease liabilities	60	653
Other accrued liabilities	4,032	4,576
Total current liabilities	8,213	9,469
Long-term liabilities:
Long-term debt, net	9,804	10,065
Long-term operating lease liabilities	209	546
Total liabilities	18,226	20,080
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 29,320,248 and 27,167,479 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	457,708	448,415
Accumulated deficit	(451,091)	(442,741)
Total stockholders' equity	6,620	5,677
Total liabilities and stockholders' equity	$24,846	$25,757
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Revenue	$2,529	$5,258
Cost of revenue	847	2,846
Gross profit	1,682	2,412

Operating expenses:
Research and development	1,644	3,428
Sales and marketing	990	1,436
General and administrative	5,818	10,693
Restructuring, severance and related charges	457	—
Total operating expenses	8,909	15,557
Operating loss	(7,227)	(13,145)

Other income, net	291	—
Interest expense, net	(1,394)	(1,400)
Loss before income taxes	(8,330)	(14,545)
Income tax expense	(20)	(100)
Net loss	(8,350)	(14,645)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(10,589)	$(16,884)

Net loss per common share, basic and diluted	$(0.38)	$(0.81)

Weighted-average common shares outstanding, basic and diluted	28,115	20,723

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	3,770,265	$—	27,167,479	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	2,038,133	—	—	—	—
Warrants issued in connection with Keep Well Notes	—	—	—	—	10,797	—	10,797
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	1,253	—	(2)	—	(2)
401(k) employer match	—	—	113,383	—	—	—	—
Stock-based compensation expense	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	(8,350)	(8,350)
Balance at March 31, 2023	3,770,265	$—	29,320,248	$3	$457,708	$(451,091)	$6,620

Balance at December 31, 2021	3,770,265	$—	20,680,186	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to settlement of contingent consideration	—	—	24,333	—	213	—	213
Common stock issued for consulting services	—	—	55,555	—	102	—	102
Restricted stock units vested, net	—	—	1,259	—	(2)	—	(2)
401(k) employer match	—	—	69,987	—	188	—	188
Stock-based compensation expense	—	—	—	—	2,911	—	2,911
Net loss	—	—	—	—	—	(14,645)	(14,645)
Balance at March 31, 2022	3,770,265	$—	20,831,320	$2	$437,894	$(405,813)	$32,083

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(8,350)	$(14,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	651	2,911
Paid-in-kind interest expense	848	—
Gain on termination of operating lease	(471)	—
Depreciation expense	295	651
Amortization expense	912	637
Change in fair value of warrant liability	19	—
401(k) employer match in common shares	—	202
Common stock issued for consulting services	—	102
Changes in operating assets and liabilities:
Receivables	278	163
Unbilled receivables	217	(933)
Prepaid expenses and other current assets	836	351
Accounts payable	(258)	789
Deferred revenue	(18)	47
Leases liabilities	(118)	124
Other accrued liabilities	206	(890)
Net cash used in operating activities	(4,953)	(10,491)

Cash flows from investing activities
Purchase of property and equipment	(25)	(255)
Net cash used in investing activities	(25)	(255)

Cash flows from financing activities
Proceeds from Keep Well Notes	8,000	—
Dividends paid	—	(2,239)
Repayments of 2024 Notes	—	(19,994)
Finance lease obligations	(50)	(84)
Financed insurance premium payments	(611)	(750)
Payment of taxes related to net-settled stock awards	—	(2)
Net cash provided by (used in) financing activities	7,339	(23,069)
Net change in cash and restricted cash	2,361	(33,815)
Cash and restricted cash at beginning of period	9,713	65,946
Cash and restricted cash at end of period	$12,074	$32,131

Supplemental disclosure of cash flow information:
Interest paid	$27	$1,181
Income taxes refunded, net	(72)	—
Non-cash financing and investing activities:
Warrants issued in connection with Keep Well Notes	$10,797	$—
Finance lease and accrued purchases of property and equipment	44	187
Common stock issued to settle contingent consideration	—	213
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

The Company's integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who may not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. The Ontrak programs seek to improve member health and deliver validated cost savings to healthcare payors.

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc. and its wholly-owned subsidiaries and variable interest entities (VIEs). The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 8 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the condensed financial statements included all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the most recent Annual Report on Form 10-K for the year-ended December 31, 2022, filed with the Securities and Exchange Commission ("SEC"), from which the consolidated balance sheet as of December 31, 2022 has been derived. The Company operates as one segment.
The Company provides services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations to generate revenues. The Company also provides mental health and wellbeing support to members of employer customers under our LifeDojo wellbeing solution. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members in existing contracts.
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2023, our cash and restricted cash was $12.1 million and we had working capital of approximately $7.2 million. For the three months ended March 31, 2023, our average monthly cash flow from operations burn rate was $1.7 million. Throughout the year ended December 31, 2022 and in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented a number of reduction in workforce and vendor cost optimization plans. The Company expects the full effect of these plans to be realized during the remainder of 2023 and beyond, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. The cost optimization plans were necessary to right size the Company's business commensurate with its current customer base.

In addition to revenue from business operations, our primary source of working capital is borrowing under the Keep Well Agreement (as defined in Note 10 below). As of March 31, 2023, $6.0 million remained to be borrowed under the Keep Well Agreement. We may also be able to raise capital through equity financings, however, when we can affect such financing and the

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
amount of capital raised depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand and the remaining $6.0 million to be borrowed under the Keep Well Agreement will be sufficient to meet our obligations for at least the next 12 months from the date these financial statements are released.

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

There can be no assurance that we will be able to satisfy the conditions precedent to future borrowings under the Keep Well Agreement or that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, our Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could prevent us from borrowing additional amounts under the Keep Well Agreement and/or result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. The amendments in ASU 2021-08, however, do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 on January 1, 2023 did not have a material effect on our condensed consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, "Codification Improvements" ("ASU 2020-10"), which includes amendments to improve consistency of disclosures by ensuring that all guidance that require disclosures or provides an option for an entity to provide information in the notes to the financial statement is codified in the disclosure section of the codification. ASU 2020-10 is effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-10 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The adoption of ASU 2020-10 on January 1, 2023 did not have a material effect on our condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires recognition of an estimate of lifetime expected credit losses as an allowance. For companies eligible to be smaller reporting company as defined by the SEC, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The adoption of ASU 2016-13 on January 1, 2023 did not have a material effect on our condensed consolidated financial statements.
Recently Issued Accounting Pronouncements
In the time since the Company filed its most recent Annual Report on Form 10-K for the year ended December 31, 2022, there were no new accounting standards issued, but not yet adopted by the Company, which are expected to materially affect the Company's condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$7,393	$5,032
Restricted cash - current:
Dividend payments on preferred stock (1)	4,477	4,477
Letter of credit (2)	204	—
Subtotal - Restricted cash - current	4,681	4,477
Restricted cash - long term:
Letter of credit (2)	—	204
Subtotal - Restricted cash - long term	—	204
Cash, cash equivalents and restricted cash	$12,074	$9,713
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
(2) The letter of credit ("LOC") was required under the terms of the lease for our Santa Monica, CA office. In accordance with the lease termination agreement entered into on February 16, 2023 (as discussed in Note 9 below), the LOC is to be returned to the Company within 120 days of the lease termination date, which was February 28, 2023.

Note 3. Accounts Receivable and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended March 31,
Percentage of Revenue	2023	2022
Customer A	52.0%	24.0%
Customer B	35.8	48.3
Customer C	8.7	3.7
Customer D	1.7	18.5
Remaining customers	1.8	5.5
Total	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Percentage of Accounts Receivable	March 31, 2023	December 31, 2022
Customer C	31.5%	3.8%
Customer B	29.4	35.7
Customer E	28.2	20.3
Customer A	—	39.1
Remaining customers	10.9	1.1
Total	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in each of the three months ended March 31, 2023 and 2022.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
Software	$4,401	$6,882
Computers and equipment	466	466
ROU assets - finance lease	375	375
Leasehold improvements	—	17
Subtotal	5,242	7,740
Less: Accumulated depreciation and amortization	(3,001)	(5,242)
Property and equipment, net	$2,241	$2,498

Total depreciation and amortization expense relating to property and equipment presented above was $0.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively.

Capitalized Internal Use Software Costs

During the three months ended March 31, 2023 and 2022, we capitalized $0.1 million and $0.4 million, respectively, of costs relating to development of internal use software, and recorded $0.3 million and $0.6 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of March 31, 2023 and December 31, 2022.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

		At March 31, 2023			At December 31, 2022
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(2,819)	$681	$3,500	$(2,528)	$972
Customer relationships	5	270	(131)	139	270	(117)	153
Total		$3,770	$(2,950)	$820	$3,770	$(2,645)	$1,125

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended March 31, 2023 and 2022.

At March 31, 2023, estimated amortization expense for intangible assets for each year thereafter was as follows (in thousands):

Remainder of 2023	$721
2024	54
2025	45
Total	$820

Note 6. Restructuring, Severance and Related Costs

On March 9, 2023, as part of the Company's continued cost saving measures and to reduce its operating costs and to help align with its previously stated strategic initiatives, the Company implemented additional headcount reductions wherein approximately 19% of the Company's employee positions were eliminated. During the three months ended March 31, 2023, the Company incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, recorded as part of "Restructuring, severance and related costs" on its condensed consolidated statement of operations for the three months ended March 31, 2023. As of March 31, 2023, the Company paid $0.1 million of such amount and $0.4 million was included as part of "Accrued compensation and benefits" on the Company's condensed consolidated balance sheet.

Note 7. Common Stock and Preferred Stock
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all potential shares of common stock, preferred stock and outstanding stock options and warrants, to the extent dilutive. Basic and diluted net loss per common share were the same for each period presented below as the inclusion of any such potential shares of common stock would have been anti-dilutive.
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(8,350)	$(14,645)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(10,589)	$(16,884)

Weighted-average shares of common stock outstanding	28,115	20,723
Net loss per common share - basic and diluted	$(0.38)	$(0.81)

The following common equivalent shares as of March 31, 2023 and 2022, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	March 31,
	2023	2022
Warrants to purchase common stock	42,496,703	167,496
Options to purchase common stock	5,585,828	3,505,469
Total	48,082,531	3,672,965

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, as a result of approvals obtained at the 2023 Special Meeting of Stockholders, the Company issued to Acuitas (as defined in Note 10 below) 2,038,133 additional shares of the Company's common stock. For additional information, see Note 10 below.
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), which is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive and in certain other events.

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2022, our Board of Directors declared the first quarterly dividend on the Series A Preferred Stock for shareholders of record on February 15, 2022 and paid cash dividends on February 28, 2022. Thereafter, no dividends have been declared by our Board of Directors. As such, at March 31, 2023, we had total undeclared dividends of $9.7 million.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 8. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) (the 2017 Plan and the 2020 Plan together, the "Plan") provide for the issuance of 10,174,421 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of March 31, 2023, the Company had 7,029,479 stock options and RSUs outstanding and 1,739,449 shares reserved for future awards.
Stock-based compensation expense was $0.7 million and $2.9 million for the three months ended March 31, 2023 and 2022, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Three Months Ended March 31, 2023
Volatility	109.0%
Risk-free interest rate	3.57% - 4.18%
Expected life (in years)	3.76 - 3.81
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the three months ended March 31, 2023 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity for employees, directors and consultants is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	4,895,522	$3.54
Granted	827,719	0.36
Forfeited	(137,413)	1.29
Outstanding as of March 31, 2023	5,585,828	3.12

Options vested and exercisable as of March 31, 2023	2,206,720	$6.57

As of March 31, 2023, there was $3.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of approximately 2.44 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	1,449,526	$2.15
Forfeited	(4,000)	33.41
Vested and distributed	(1,875)	51.98
Non-vested at March 31, 2023	1,443,651	2.00

As of March 31, 2023, there was $2.6 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.42 years.
Warrants - Non-employees
The Company has granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	1,576,256	$1.78
Granted	40,920,447	0.45
Outstanding as of March 31, 2023	42,496,703	0.46
Warrants exercisable as of March 31, 2023	42,496,703	0.46
On each of January 5, 2023 and March 6, 2023, the Company borrowed $4 million under the Keep Well Agreement. In connection with the January 5, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 473,373 shares of the Company's common stock with an exercise price equal to $1.69 per share and in connection with the March 6, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 8,888,889 shares of the Company's common stock with an exercise price equal to $0.45 per share. In February 2023, as discussed in Note 10 below, warrants to purchase 1,775,148 shares of the Company’s common stock previously issued by the Company to Acuitas through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock with an exercise price equal to $0.45 per share. All warrants issued to Acuitas have a five year term.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Three Months Ended March 31, 2023
Volatility	100.0%
Risk-free interest rate	3.90% - 4.61%
Expected life (in years)	5.00
Dividend yield	0%
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation level of the former Executive Chairman to the performance of the Company through the issuance of market-based stock options. The market-based options vest upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized is based on a Monte Carlo simulation that factors in the probability of the award vesting. The following table summarizes the Company’s outstanding awards under this structure:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

As of January 1, 2023, both of the market-based options described above became fully vested.

Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on our balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which serves as the Company's headquarters, and in Rosemont, Illinois, which are accounted for as operating leases. The Company leases various computer equipment used in the operation of our business, which are accounted for as finance leases. The operating lease agreements include a total of 5,297 square feet of office space for lease terms ranging from 26 months to 58 months. The finance leases are generally for 36 month terms.

On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced on June 3, 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to the landlord $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the condensed consolidated statement of operations for the three months ended March 31, 2023.
The Company’s operating leases do not require any contingent rental payments, impose any financial restrictions, or contain any residual value guarantees. The leases include renewal options and escalation clauses. The renewal options have not been included in the calculation of the operating lease liabilities and right-of-use assets as the Company is not reasonably certain to exercise the options. Variable expenses generally represent the Company’s share of the landlord’s operating expenses.
Quantitative information for our leases is as follows (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Condensed Consolidated Balance Sheets	Balance Sheet Classification	March 31, 2023	December 31, 2022
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$238	$632
Finance lease assets	"Property and equipment, net"	41	66
Total lease assets		$279	$698
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$60	$653
Finance lease liabilities	"Other accrued liabilities"	86	136
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	209	546
Total lease liabilities		$355	$1,335

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2023	2022
Operating lease expense	$87	$98
Short-term lease rent expense	1	4
Variable lease expense	15	15
Operating sublease income	(65)	—
Total rent expense	$38	$117
Finance lease expense
Amortization of leased assets	$25	$31
Interest on lease liabilities	2	7
Total	$27	$38

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145	$179
Financing cash flows from finance leases	50	84
Other
Cash received for operating sublease	97	—

Other Information	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.7	2.5
Financing leases	0.5	0.7
Weighted-average discount rate (%)
Operating leases	16.15%	12.56%
Finance leases	13.13%	12.92%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities (in thousands):

	At March 31, 2023
	Operating Leases	Financing Leases	Total
Remainder of 2023	$76	$87	$163
2024	88	—	88
2025	90	—	90
2026	93	—	93
2027	16	—	16
Total lease payments	363	87	450
Less: imputed interest	(94)	(1)	(95)
Present value of lease liabilities	269	86	355
Less: current portion	(60)	(86)	(146)
Lease liabilities, non-current	$209	$—	$209

Note 10. Debt

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman, a related party. On August 12, 2022, the Company and Acuitas Capital entered into an amendment to the Original Keep Well Agreement in connection with the appointment of a collateral agent under the Original Keep Well Agreement (the “First Amendment”). On November 19, 2022, the Company and Acuitas Capital entered into a further amendment to the Original Keep Well Agreement, as amended by the First Amendment (the “Second Amendment”), and on December 30, 2022, the Company and Acuitas Capital entered into a further amendment to the Original Keep Well Agreement, as amended by the First Amendment and the Second Amendment (the “Third Amendment”). The Company refers to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment, as the “Keep Well Agreement” and to Acuitas Capital, together with any of its transferees or affiliates under the Keep Well Agreement, as “Acuitas.”

The Original Keep Well Agreement

Under the terms of the Original Keep Well Agreement, subject to the satisfaction of certain conditions precedent (some of which are described below), the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note (each, an “Original Keep Well Note”) with a principal amount equal to the amount borrowed. Subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the Company’s annual meeting of stockholders held on August 29, 2022 (the “2022 Annual Meeting of Stockholders”), in connection with each Original Keep Well Note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock (each, an “Original Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Original Keep Well Warrant was equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Original Keep Well Warrant, which was $1.69 per share, the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Original Keep Well Agreement. The maturity date of the Original Keep Well Notes was September 1, 2023.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Second Amendment and the Third Amendment

Below is a summary of certain amendments effected by the Second Amendment and the Third Amendment (as indicated):

•the maturity date of the Original Keep Well Notes (and of any other secured notes issued under the Keep Well Agreement) was extended from September 1, 2023 to June 30, 2024, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company;
•the remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million and the provision that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
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
•the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Original Keep Well Note (and of any other secured note issued under the Keep Well Agreement);
•the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding; and
•as provided in the Third Amendment, (a) the minimum conversion price of the Keep Well Notes (as discussed below) and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), will be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately).

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at a special meeting of stockholders held in February 2023 (the “2023 Special Meeting of Stockholders”), Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions.

Each Original Keep Well Note outstanding as of the date of stockholder approval was deemed to be amended to contain the Conversion Right. The Company refers to such Original Keep Well Notes, as so amended, and to all other secured notes issued under the Keep Well Agreement, as the “Keep Well Notes.”

In addition, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company will issue to Acuitas a five-year warrant to purchase

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
shares of the Company’s common stock, and the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the Keep Well Note then in effect, subject to adjustment as described below.

Increase in Warrant Coverage

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting of Stockholders, the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced and to warrant coverage on all previous and future borrowings under the Keep Well Agreement was increased as follows:

•the exercise price of the warrants outstanding at the time of the 2023 Special Meeting of Stockholders was reduced to $0.45 per share, which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below;
•the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting of Stockholders (i.e., 1,775,148 shares) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares);
•the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) $0.45 (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share, subject to future adjustment as described below;
•if the reverse stock split that was also approved at the 2023 Special Meeting of Stockholders is effected in the future, then:
▪the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split will be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described in the bullet immediately below; and
▪the Warrant Coverage Denominator will be reduced to the greater of $0.15 (adjusted for the reverse stock split) and the Post-Stock Split Price, subject to further reduction as described in the bullet immediately below; and
•upon the occurrence of the final funding under the Keep Well Agreement (the date on when such final funding occurs, the “Final Funding Date”):
▪the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the Final Funding Date will be reduced to (i) if the Final Funding Date occurs at any time prior to the time the Reverse Stock Split Price is determined, the closing price of the Company’s common stock on the trading day immediately preceding the Final Funding Date (the “Final Funding Date Price”), or (ii) if the Final Funding Date occurs at any time from and after the time the Reverse Stock Split Price is determined, the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price; and
▪the Warrant Coverage Denominator will be reduced to the lesser of (i) if the Final Funding Date occurs at any time prior to the time the Reverse Stock Split Price is determined, the greater of (a) $0.15 (subject to adjustment for stock splits and the like, including the reverse stock split) and (b) the Final Funding Date Price, or (ii) if the Final Funding Date occurs at any time from and after the time the Reverse Stock Split Price is determined, the greater of (a) $0.15 (subject to adjustment for stock splits and the like, including the reverse stock split) and (b) the lesser of (x) the Post-Stock Split Price and (y) the Final Funding Date Price.

As a result of approvals obtained at the 2023 Special Meeting of Stockholders, the Company issued to the holder of each warrant issued under the Keep Well Agreement outstanding as of the date of such approval, in exchange for such warrant, a new warrant

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above, including the increase in the warrant coverage and the decrease in the exercise price. The Company refers to the new warrants issued in exchange for outstanding warrants and to any warrants issued in connection with future borrowings under the Keep Well Agreement or in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above) as the “Keep Well Warrants.”

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

As mentioned above, the Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with all of its covenants under the Keep Well Agreement as of March 31, 2023.

Borrowings Under the Keep Well Agreement

In February 2023, as a result of approvals obtained at the 2023 Special Meeting of Stockholders relating to the terms provided for in the Second Amendment, as described above, the Company determined that terms of the Keep Well Agreement as amended by the Second Amendment is substantially different from the terms in the Original Keep Well Agreement and that extinguishment of the senior secured notes issued under the Original Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Original Keep Well Agreement as amended by the Second Amendment is appropriate. As such, in February 2023, the Company recorded the extinguishment of the senior secured notes under the Original Keep Well Agreement, resulting in a loss on extinguishment of debt of $2.2 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The new debt instrument includes an embedded conversion feature, as described above, which was accounted for in accordance with ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," which the Company adopted on January 1, 2022, and accordingly the Company did not

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
separately present such embedded conversion feature in equity but rather accounted for the convertible debt wholly as debt. The Company also assessed and determined that the Keep Well Warrants qualified for equity classification and applied the relative fair value method to allocate proceeds from the debt issuance to the Keep Well Warrants. The Company incurred $0.3 million of debt issuance costs related to the Second Amendment. The fair value of the Keep Well Warrants and new debt issuance costs are recorded as part of debt discount and accreted using the effective interest method over the contractual term of the debt.

As of March 31, 2023, the Company borrowed a total of $19.0 million under the Keep Well Agreement. Each borrowing was evidenced with the issuance of a Keep Well Note, which will accrue interest based on the adjusted term SOFR for each interest period. At March 31, 2023, the Company had a total of $1.4 million of accrued paid-in-kind interest, of which $0.8 million related to the three months ended March 31, 2023, related to the Keep Well Notes, and the effective weighted average interest rate for the Keep Well Notes was 20.34%. At March 31, 2023, $6.0 million remained to be funded under the Keep Well Agreement: $4.0 million in June 2023 and $2.0 million in September 2023.
The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Principal	$20,402	$11,553
Less: debt discount	(10,598)	(1,488)
Net carrying amount	$9,804	$10,065

The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement and the 2024 Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$848	$1,160
Accretion of debt discount	521	242
Total interest expense	$1,369	$1,402

Securities Issued Under the Keep Well Agreement During 2022

Following approval of the Company’s stockholders obtained at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) in August and September 2022, the Company issued to Acuitas warrants to purchase a total of 1,301,775 shares of the Company’s common stock. The Commitment Shares and such warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The warrants have a term of five years and had an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. As discussed above, as result of approvals obtained at the 2023 Special Meeting of Stockholders, each warrant issued under the Keep Well Agreement outstanding as of the date of such approval was exchanged for a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above, including the increase in the warrant coverage and the decrease in the exercise price.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
2024 Notes
The Company was party to a Note Purchase Agreement dated September 24, 2019 (the “Note Agreement”) with Goldman Sachs Specialty Lending Group, L.P. and any other purchasers party thereto from time to time (collectively, the “Holders”), as amended, pursuant to which the Company initially issued $35.0 million aggregate principal amount of senior secured notes (the "Initial 2024 Notes"). In August 2020, the Company issued an additional $10.0 million principal amount of senior secured notes as provided under the additional note purchase commitment of the Note Agreement (together with the Initial 2024 Notes, the "2024 Notes"). On February 14, 2022, the Company repaid $9.0 million of the outstanding balance of the 2024 Notes. On March 8, 2022, the Company entered into an Eight Amendment to Note Purchase Agreement with the Holders (the "Eighth Amendment"), which among other things, amended certain financial covenants intended to increase the Company's financial flexibility, required a prepayment of $11.0 million of the outstanding loan balance without the incurrence of a yield maintenance premium or prepayment fee, which prepayment was made by the Company on March 8, 2022. On July 15, 2022, the Company entered into a payoff letter agreement with the holders of the 2024 Notes, pursuant to which the Company paid in full the outstanding loan balance under the 2024 Notes of approximately $7.6 million, which included $0.1 million of accrued interest as of July 15, 2022. All obligations owing by the Company and the other Note Parties (as defined in the Note Purchase Agreement) under the Note Purchase Agreement were released, discharged and satisfied in full, the Note Purchase Agreement and all other Note Documents (as defined in the Note Agreement) were terminated (other than those provisions therein that expressly survive termination), and all liens securing the Company’s obligations under the Note Agreement were released. In July 2022, the Company wrote off the remaining $1.3 million of debt issuance costs related to the 2024 Notes.

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (“Special Situations”), a warrant (the “Amendment Warrant”) to purchase up to 111,680 shares of the Company's common stock. Also, the Company agreed to issue to Special Situations, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant”) to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Amendment Warrant and each Ticking Warrant have an exercise price equal to $0.01 per share and expire on September 24, 2026. As of March 31, 2023, Ticking Warrants to purchase 118,931 shares of the Company's common stock were outstanding. The Company assessed and separated the warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 8 and 11 for more information.
Other

During August through November 2022, the Company financed a total of $2.5 million of its insurance premiums at an annual weighted average effective rate of 5.9%, payable in 10 to 11 equal monthly installments and down payments totaling $0.2 million at inception of each financing agreement. At March 31, 2023 and December 31, 2022, there was $1.4 million and $2.0 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

Note 11. Fair Value Measurements

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of March 31, 2023
	Level I	Level II	Level III	Total
Letter of credit (1)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (3)	—	—	62	62
Total liabilities	$—	$—	$126	$126

	Balance as of December 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (1)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (3)	—	—	43	43
Total liabilities	$—	$—	$107	$107
___________________
(1)    Included in "Restricted cash - current" and "Restricted cash - long term" on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
(2) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022..
(3) Relates to Ticking Warrant issued in connection with the Eight Amendment to the 2024 Notes executed on March 8, 2022, as discussed in Note 10 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of March 31, 203.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2023 and December 31, 2022 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement for the 2024 Notes, as discussed in Note 10, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2022 and March 31, 2023	$64

The $0.1 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2022	$43
Loss on change in fair value of warrant liabilities	19
Balance as of March 31, 2023	$62
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

March 31, 2023
Volatility	100.0%
Risk-free interest rate	3.81%
Weighted average expected life (in years)	3.54
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,037	$686
Accounts receivable	—	381
Unbilled receivables	91	90
Prepaid and other current assets	31	116
Total assets	$1,159	$1,273

Accounts payable	$1	$—
Accrued liabilities	124	119
Deferred revenue	58	52
Payables to Ontrak	2,025	1,602
Total liabilities	$2,208	$1,773

Note 13. Commitments and Contingencies

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of this report, we are not party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except the following:

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. On April 17, 2023, Plaintiff’s filed their reply. On May 1, 2023, the parties filed

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
joint stipulation permitting defendants to file a sur-reply no later than May 26, 2023. The hearing on plaintiff’s Motion is set for June 16, 2023, at 10:30 a.m.

The parties are now engaged in the early stages of discovery. On February 28, 2023, the parties filed a joint stipulation requesting that the Court set the following dates: (1) May 1, 2023, for the parties to submit a further case management schedule; (2) May 17, 2023, for a further case management conference; and (3) September 30, 2023, for substantial completion of document productions. On May 1, 2023, the parties filed another joint stipulation requesting that the Court set the following additional dates: (1) January 31, 2024, for the parties to complete fat discovery; (2) May 30, 2024, for the parties to complete expert discovery; (3) June 14, 2024, for the parties to file dispositive motions; and (4) October 15, 2024, for trial.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, including the related notes, and other financial information included elsewhere in this report.
FORWARD-LOOKING STATEMENTS

Investors are cautioned that all statements in this report that relate to the future involve risks and uncertainties. These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, provide investors with the Company’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. The Company’s expectations and forecasts are subject to various risks and uncertainties and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects, results of operation, are necessarily estimates reflecting the best judgment of the Company’s senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in Item 1A of Part II of this report, Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and other reports the Company files with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because such risks and uncertainties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements, investors should not place undue reliance on any forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for us to predict which risks and uncertainties will arise or materialize. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update any forward-looking statements, except as required by law. Any or all forward-looking statements in this report may turn out to be wrong.
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

Our integrated, technology-enabled OntrakTM programs are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who may not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaching and in-market community care coordinators who address the social and environmental determinants of health, including loneliness. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
Our business operates as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members.

Recent Developments
Management Changes

On March 2, 2023, Terren S. Peizer resigned as a member of the Board of Directors, as Chairman of the Board, as Executive Chairman, and as Chief Executive Officer of the Company, effective immediately. Mr. Peizer explained that his resignation was for the good of the Company and to minimize any distraction from the important work that the Company does.

Effective March 3, 2023, the Company’s Board of Directors appointed Brandon H. LaVerne as Interim Chief Executive Officer of the Company. Mr. LaVerne served as the Company’s Co-President and Chief Operating Officer since June 27, 2022 and continues to serve as Chief Operating Officer, but no longer serves as Co-President.

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
Reduction in Workforce
In March 2023, as part of our continued cost saving measures and to reduce our operating costs and to help align with our previously stated strategic initiatives, we implemented additional headcount reductions wherein approximately 19% of our employee positions were eliminated. These headcount reductions are expected to result in a reduction of approximately $2.7 million of annual compensation costs. During the three months ended March 31, 2023, we incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations for the three months ended March 31, 2023.
For more information regarding restructuring, severance and related costs for the three months ended March 31, 2023, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Mr. Peizer (the Master Note Purchase Agreement as amended to date, the “Keep Well Agreement”). In connection with each borrowing under the Keep Well Agreement, we are required to issue a senior secured note for the amount borrowed to Acuitas or an entity affiliated with it, which accrues interest based on a variable rate based on the 30 day tenor Secured Overnight Financing Rate plus a corresponding applicable margin (the "adjusted term SOFR") and are due on June 30, 2024, subject to acceleration for customary events of default, including for failure to make payments when due, breaches by us of certain covenants and representations in the Keep Well Agreement, defaults by us under other agreements related to indebtedness, our bankruptcy or dissolution, and a change of control.

In accordance with the terms of the Keep Well Agreement, on February 20, 2023, a special meeting of stockholders was held during which the Company’s stockholders approved the issuance of shares of the Company's common stock, convertible notes and the shares of the Company's common stock issuable upon conversion thereof, and warrants to purchase shares of the Company's common stock and the shares of our common stock issuable upon exercise thereof, in each case, pursuant to the Keep Well Agreement. As a result, on February 22, 2023:

•the Company issued 2,038,133 shares of its common stock to Acuitas;
•warrants to purchase 1,775,148 shares of the Company’s common stock previously issued by the Company to Acuitas pursuant to the Keep Well Agreement through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock; and
•senior secured notes previously issued by the Company to Acuitas evidencing the $15.0 million in principal amount borrowed under the Keep Well Agreement through February 20, 2023 were exchanged for senior secured notes with the

Conversion Rights (as defined in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report).

On each of January 5, 2023 and March 6, 2023, the Company borrowed $4 million under the Keep Well Agreement. In connection with each such borrowing, the Company issued to Acuitas a warrant to purchase shares of the Company’s common stock – a warrant to purchase 473,373 shares of the Company's common stock and a warrant to purchase 8,888,889 shares of the Company's common stock in connection the January 5, 2023 and March 6, 2023 borrowing, respectively. Each warrant has a five year term and an exercise price equal to $0.45 per share.

For additional information regarding the Keep Well Agreement and the transactions related thereto, please see the discussion under “Keep Well Agreement” in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

	Three Months Ended March 31,
(In thousands, except outreach pool and percentages)	2023	2022	Change $	Change %
Revenue	$2,529	$5,258	$(2,729)	(52)%
Cash flow from operations	(4,953)	(10,491)	5,538	(53)

	At March 31,
	2023	2022	Change	Change %
Effective outreach pool	8,865	3,950	4,915	124%

Our revenue for the three months ended March 31, 2023 was $2.5 million compared to $5.3 million for the same period in 2022. The decrease in our revenue in the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to a decrease in total average enrolled members during the three months ended March 31, 2023 compared to the same period in 2022.

Our cash flow from operations for the three months ended March 31, 2023 was $(5.0) million compared to $(10.5) million for the same period in 2022. The year-over-year improvement in our cash flow from operations during the three months ended March 31, 2023 as compared to the three ended March 31, 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.

Our effective outreach pool at March 31, 2023 was 8,865 compared to 3,950 at March 31, 2022. The increase in our effective outreach pool was due to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members with impactable cost threshold.

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
Other Expense, net

Other expense, net consists of gains and losses associated with changes in fair value of warrant liabilities and contingent consideration, write-off of debt issuance related costs and other assets, and other miscellaneous income and expense items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue	$2,529	$5,258
Cost of revenue	847	2,846
Gross profit	1,682	2,412

Operating expenses:
Research and development	1,644	3,428
Sales and marketing	990	1,436
General and administrative	5,818	10,693
Restructuring, severance and related costs	457	—
Total operating expenses	8,909	15,557
Operating loss	(7,227)	(13,145)

Other income, net	291	—
Interest expense, net	(1,394)	(1,400)
Loss before income taxes	(8,330)	(14,545)
Income tax expense	(20)	(100)
Net loss	$(8,350)	$(14,645)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change	Change %
Commercial revenue	$883	$2,452	$(1,569)	(64)%
Percentage of commercial revenue to total revenue	35%	47%	(12)%
Government revenue	$1,646	$2,806	$(1,160)	(41)%
Percentage of government revenue to total revenue	65%	53%	12%
Total revenue	$2,529	$5,258	$(2,729)	(52)%

Total revenue decreased $2.7 million, or 52% in the three months ended March 31, 2023 compared to the same period of 2022. Such decrease was primarily due to a decrease in total average enrolled members during the three months ended March 31, 2023 compared to the same period in 2022.

The percentage of our revenues from commercial customers decreased to 35% for the three months ended March 31, 2023 compared to 47% for the three months ended March 31, 2022. The percentage of our revenues from government customers increased to 65% for the three months ended March 31, 2023 compared to 53% for the three months ended March 31, 2022. This shift in mix of revenues from commercial and government customers was mainly due to a larger decrease in commercial revenues compared to the decrease in government revenues during the three months ended March 31, 2023 compared to the same period in 2022,

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change	Change %
Cost of revenue	$847	$2,846	$(1,999)	(70)%
Gross profit	1,682	2,412	(730)	(30)
Gross profit margin	67%	46%	21%

Cost of revenue decreased $2.0 million, or 70% in the three months ended March 31, 2023 compared to the same period of 2022. Such decrease was primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 as we strategically sought to improve the operations of our member facing organization, as well as a decrease in provider costs.

Gross profit decreased by $0.7 million and gross profit margin increased by 21% in the three months ended March 31, 2023 compared to the same period of 2022. The decrease in gross profit was primarily due to the decrease in revenue discussed above. The increase in gross profit margin was primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 as we strategically sought to improve the operations of our member facing organization, as well as a decrease in provider costs.

Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change	Change %
Operating expenses:
Research and development	$1,644	$3,428	$(1,784)	(52)%
Sales and marketing	990	1,436	(446)	(31)
General and administrative	5,818	10,693	(4,875)	(46)
Restructuring, severance and related costs	457	—	457	N/M (1)
Total operating expenses	$8,909	$15,557	$(6,648)	(43)

Operating loss	$(7,227)	$(13,145)	$5,918	(45)%
__________
(1) Not meaningful.

Total operating expense decreased by $6.6 million, or 43%, in the three months ended March 31, 2023 compared to the same period in 2022. The decrease in operating expenses was primarily due to:

•a $1.8 million decrease in our research and development costs, which was primarily related to a $0.9 million decrease in employee-related costs, a $0.4 million decrease in depreciation expense, a $0.3 million decrease in professional service costs and a $0.2 million decrease in software related fees;
•a $0.4 million decrease in our sales and marketing costs, which was primarily related to $0.4 million decrease in employee related cost in our sales and marketing department;
•a $4.9 million decrease in our general and administrative costs, which was primarily related to $4.0 million decrease in employee-related costs, a $0.5 million decrease in professional service costs, a $0.4 million decrease in insurance related costs, a $0.2 million decrease in software costs, a $0.2 million decrease in travel and entertainment costs, and a $0.1 million decrease in occupancy related costs, partially offset by a $0.7 million increase in legal costs; and

•a $0.5 million increase in our restructuring, severance and related costs due to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other Income, net

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change $	Change %
Other income, net	$291	$—	$291	100%
Other income, net for the three months ended March 31, 2023 consisted of a $0.5 million gain related to the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees.
Interest Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change $	Change %
Interest expense, net	$(1,394)	$(1,400)	$6	0%
The decrease in interest expense, net for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to lower average total outstanding loan balance during the three months ended March 31, 2023, largely offset by higher amount of accretion of debt discount to interest expense as well as higher weighted average interest rate for the three months ended March 31, 2023 compared to the same period in 2022.
Income Tax Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2023	2022	Change $	Change %
Income tax expense	$(20)	$(100)	$80	80%
Income tax expense of $0.02 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively, was primarily related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We generate revenues from the services we provide to commercial (employer funded), managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations. We also generate revenues from the mental health and wellbeing support services we provide to members of employer customers under our LifeDojo wellbeing solution. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members within customers with whom we have existing contracts.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2023, our cash and restricted cash was $12.1 million and we had working capital of approximately $7.2 million. For the three months ended March 31, 2023, our average monthly cash flow from operations burn rate was $1.7 million. Throughout 2022 and in March 2023, as part of our continued cost saving measures to reduce our operating costs and to better align with our previously stated strategic initiatives, we implemented a number of reduction in workforce and vendor cost optimization plans. We expect the full effect of these plans to be realized during the remainder of 2023 and beyond, including a decrease in our operating costs and an improvement in our average monthly cash flow from operations. The cost optimization plans were necessary to right size our business commensurate with our current customer base.

In addition to revenue from business operations, our primary source of working capital is borrowings under the Keep Well Agreement. As of March 31, 2023, $6.0 million remained to be borrowed under the Keep Well Agreement. We may also be able to raise capital through equity financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand and the remaining $6.0 million to be borrowed under the Keep Well Agreement will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.

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

There can be no assurance that we will be able to satisfy the conditions precedent to future borrowings under the Keep Well Agreement or that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could prevent us from borrowing additional amounts under the Keep Well Agreement and/or result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled, “We expect to continue to incur substantial operating losses and may be unable to obtain additional financing,” and “We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $6.0 million that remains to be borrowed under the Keep Well Agreement or find adequate sources of capital in the future,” in Item 1A. Risk Factors, Part II of the 2022 10-K.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(4,953)	$(10,491)
Net cash used in investing activities	(25)	(255)
Net cash provided by (used in) financing activities	7,339	(23,069)
Net increase (decrease) in cash and restricted cash	$2,361	$(33,815)

Net cash used in operating activities during the three months ended March 31, 2023 was $5.0 million compared with net cash provided by operating activities of $10.5 million during the same period in 2022. The year over year improvement in our cash flow from operations during the three months ended March 31, 2023 as compared to the three ended March 31, 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.
Net cash used in investing activities was $0.03 million for the three months ended March 31, 2023 compared with $0.3 million in the same period of 2022. The $0.03 million and $0.3 million of net cash used in investing activities for the three months ended March 31, 2023 and 2022, respectively, was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will decrease in the near future.

Our net cash provided by financing activities was $7.3 million for the three months ended March 31, 2023 compared with net cash used in financing activities of $23.1 million for the three months ended March 31, 2022. The $7.3 million of net cash provided by financing activities for the three months ended March 31, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement, partially offset by $0.6 million of financed insurance premium payments. Net cash used in financing activities of $23.1 million for the three months ended March 31, 2022 was primarily related to $20.0 million of repayments made on our 2024 Notes, $2.2 million of dividend payments made on our Series A Preferred Stock and $0.8 million of financed insurance premium payments.

As a result of the above, our total cash and cash equivalents, including restricted cash of $4.7 million, was $12.1 million as of March 31, 2023.

Debt

See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a detailed discussion about our debt.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2022 Form 10-K, and “Critical Accounting Policy and Estimates” in Part II, Item 7 of the 2022 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2022 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of the filing of this report, we were not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the legal proceedings discussed in Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, in Part I, Item 1 of this report, which is incorporated by reference herein.

Item 1A.     Risk Factors

In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this Quarterly Report on Form 10-Q, as well as the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we filed with the SEC on April 17, 2023. Any of the risks discussed in this Quarterly Report on Form 10-Q or any of the risks disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this Quarterly Report on Form 10-Q.

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

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.

●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.
●	Our largest stockholder controls approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.
●	Our common stock and preferred stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At March 31, 2023, our cash and restricted cash was $12.1 million and we had working capital of approximately $7.2 million. We had an average monthly cash burn rate of approximately $1.7 million for the three months ended March 31, 2023 and could continue to incur negative cash flows and operating losses for the next twelve months.

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

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”), dated as of April 15, 2022, as amended on each of August 12, 2022, November 19, 2022, and December 30, 2022 (as amended, the “Keep Well Agreement”). Acuitas

Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. To date, we borrowed $19.0 million of the $25.0 million that we may borrow under the Keep Well Agreement. Of the remaining $6.0 million we may borrow, subject to the conditions in the Keep Well Agreement, $4.0 million is to be funded in June 2023 and $2.0 million in September 2023. One of the conditions precedent to funding is that our common stock is listed on The Nasdaq Stock Market (“Nasdaq”), and there are no assurances that we will satisfy that condition in the future. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. The 30 day tenor Term SOFR Reference Rate has steadily increased in the past year. At March 31, 2023, we had a total of $1.4 million of accrued paid-in-kind interest related to the Keep Well Notes and the effective weighted average interest rate for the Keep Well Notes was 20.34%. Accrued interest on the principal amount of borrowings under the Keep Well Agreement is added to principal, which either we will be required to repay on the maturity date, June 30, 2024, or, if converted into shares of our common stock in accordance with the terms of the Keep Well Agreement, will result in additional dilution to our stockholders. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

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

Three customers accounted for an aggregate of approximately 97% and four customers accounted for an aggregate of approximately 95% of our total revenue for the three months ended March 31, 2023 and 2022, respectively. Also, four customers represented an aggregate of approximately 100% and 99% of our total accounts receivable as of March 31, 2023 and December 31, 2022, respectively.

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

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, as we have experienced during fiscal year 2021 as described above, and which have adversely affected our business and financial condition and results. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.5% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

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

At March 31, 2023, our total liabilities was $18.2 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this report or in the 2022 10-K were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have sufficient cash or “surplus” to pay the cash dividends on the Series A Preferred Stock. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarters ended May 30, 2022, August 31, 2022, November 30, 2022 and February 28, 2023. On April 19, 2023, approximately $4.5 million that the Company maintained in a segregated account to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022 was made available for general corporate purposes and was classified as unrestricted cash on the Company’s consolidated balance sheet. Our Board of Directors deemed the foregoing to be in the best interests of the Company and its common stockholders in light of the Company’s current and anticipated financial condition and outlook, and after considering its fiduciary duties to the Company’s common stockholders and other relevant factors.

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

As of the date of this report, 11,891,933 shares of our outstanding common stock were owned by, and 102,654,155 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 40.6% of our outstanding common stock and the beneficial ownership of approximately 85.5% of our common stock. In addition, under the Keep Well Agreement, the beneficial ownership of Acuitas Group Holdings and its affiliates may increase to 90% of our future outstanding shares of common stock. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of March 31, 2023, approximately 12 million shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of March 31, 2023, we had outstanding options to purchase 5,585,828 shares of our common stock at exercise prices ranging from $0.36 to $86.57 per share and warrants to purchase 42,496,703 shares of our common stock at exercise prices ranging from $0.01 to $13.68 per share. Also, as of March 31, 2023, we had a total of 1,443,651 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In each of January 2023 and March 2023, we borrowed $4 million under the Keep Well Agreement and in connection with each such borrowing, we issued to Acuitas a Keep Well Note and a warrant to purchase shares of our common stock. A warrant to purchase 473,373 shares of our common stock and a warrant to purchase 8,888,889 shares of our common stock were issued in connection with the January 2023 and March 2023 borrowing, respectively. These securities were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

In February 2023, we issued 2,038,133 shares of our common stock to Acuitas, and warrants to purchase 1,775,148 shares of our common stock previously issued to Acuitas pursuant to the Keep Well Agreement were exchanged for warrants to purchase 33,333,333 shares of our common stock. These securities were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

Item 3.    Defaults Upon Senior Securities
Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board of Directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $10.7 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K filed with the SEC on February 22, 2023).

10.1
Stockholders Agreement made and entered into as of February 21, 2023, by and between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on February 22, 2023).

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

ONTRAK, INC.

Date: May 12, 2023	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Interim Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)