Form 10-Q
period 2023-06-30
Ontrak, Inc.
filed 2023-08-10
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 4, 2023, there were 4,887,969 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$6,094	$5,032
Restricted cash - current	4,000	4,477
Receivables, net	282	973
Unbilled receivables	364	453
Deferred costs - current	188	156
Prepaid expenses and other current assets	2,925	3,168
Total current assets	13,853	14,259
Long-term assets:
Property and equipment, net	2,003	2,498
Restricted cash - long-term	—	204
Goodwill	5,713	5,713
Intangible assets, net	515	1,125
Other assets	310	1,326
Operating lease right-of-use assets	216	632
Total assets	$22,610	$25,757
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,590	$1,927
Accrued compensation and benefits	681	1,987
Deferred revenue	308	326
Current portion of operating lease liabilities	50	653
Other accrued liabilities, includes $4,000 related party deposit (see Note 10)	7,116	4,576
Total current liabilities	9,745	9,469
Long-term liabilities:
Long-term debt, net	11,913	10,065
Long-term operating lease liabilities	196	546
Total liabilities	21,854	20,080
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 4,887,874 and 4,527,914 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	458,600	448,415
Accumulated deficit	(457,847)	(442,741)
Total stockholders' equity	756	5,677
Total liabilities and stockholders' equity	$22,610	$25,757
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,960	$3,903	$5,489	$9,161
Cost of revenue	804	2,206	1,651	5,052
Gross profit	2,156	1,697	3,838	4,109

Operating expenses:
Research and development	1,537	2,852	3,181	6,280
Sales and marketing	837	1,306	1,827	2,742
General and administrative	4,410	9,449	10,228	20,142
Restructuring, severance and related charges	—	—	457	—
Total operating expenses	6,784	13,607	15,693	29,164
Operating loss	(4,628)	(11,910)	(11,855)	(25,055)

Other (expense) income, net	(5)	(1,972)	286	(1,972)
Interest expense, net	(2,223)	(1,156)	(3,617)	(2,556)
Loss before income taxes	(6,856)	(15,038)	(15,186)	(29,583)
Income tax benefit (expense)	100	(20)	80	(120)
Net loss	(6,756)	(15,058)	(15,106)	(29,703)
Dividends on preferred stock - declared and undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(8,994)	$(17,296)	$(19,583)	$(34,180)

Net loss per common share, basic and diluted	$(1.84)	$(4.97)	$(4.09)	$(9.86)

Weighted-average common shares outstanding, basic and diluted	4,887	3,481	4,787	3,467

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	3,770,265	$—	4,886,708	$3	$457,708	$(451,091)	$6,620
Restricted stock units vested, net	—	—	1,166	—	—	—	—
Stock-based compensation expense	—	—	—	—	892	—	892
Net loss	—	—	—	—	—	(6,756)	(6,756)
Balance at June 30, 2023	3,770,265	$—	4,887,874	$3	$458,600	$(457,847)	$756

Balance at March 31, 2022	3,770,265	$—	3,471,887	$2	$437,894	$(405,813)	$32,083
Common stock issued relating to settlement of contingent consideration	—	—	1,514	—	80	—	80
Warrants issued in debt financing	—	—	—	—	283	—	283
Restricted stock units vested, net	—	—	355	—	(1)	—	(1)
401(k) employer match	—	—	17,553	—	193	—	193
Stock-based compensation expense	—	—	—	—	2,152	—	2,152
Net loss	—	—	—	—	—	(15,058)	(15,058)
Balance at June 30, 2022	3,770,265	$—	3,491,309	$2	$440,601	$(420,871)	$19,732

Balance at December 31, 2022	3,770,265	$—	4,527,914	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	339,689	—	—	—	—
Warrants issued in debt financing	—	—	—	—	10,797	—	10,797
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	1,374	—	(2)	—	(2)
401(k) employer match	—	—	18,897	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,543	—	1,543
Net loss	—	—	—	—	—	(15,106)	(15,106)
Balance at June 30, 2023	3,770,265	$—	4,887,874	$3	$458,600	$(457,847)	$756

Balance at December 31, 2021	3,770,265	$—	3,446,698	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to settlement of contingent consideration	—	—	5,569	—	293	—	293
Common stock issued for consulting services	—	—	9,260	—	102	—	102
Warrants issued in debt financing	—	—	—	—	283	—	283
Restricted stock units vested, net	—	—	565	—	(3)	—	(3)
401(k) employer match	—	—	29,217	—	381	—	381
Stock-based compensation expense	—	—	—	—	5,063	—	5,063
Net loss	—	—	—	—	—	(29,703)	(29,703)
Balance at June 30, 2022	3,770,265	$—	3,491,309	$2	$440,601	$(420,871)	$19,732

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(15,106)	$(29,703)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,543	5,063
Write-off of debt issuance costs	—	2,023
Paid-in-kind interest expense	1,936	—
Gain on termination of operating lease	(471)	—
Depreciation expense	590	1,424
Amortization expense	2,382	1,310
Change in fair value of warrant liability	12	(51)
401(k) employer match in common shares	—	363
Common stock issued for consulting services	—	102
Changes in operating assets and liabilities:
Receivables	691	2,340
Unbilled receivables	89	2,484
Prepaid expenses and other current assets	326	2,136
Accounts payable	(371)	442
Deferred revenue	(18)	(119)
Leases liabilities	(142)	(12)
Other accrued liabilities	(1,529)	(2,017)
Net cash used in operating activities	(10,068)	(14,215)
Cash flows from investing activities
Purchase of property and equipment	(123)	(754)
Net cash used in investing activities	(123)	(754)
Cash flows from financing activities
Proceeds from Keep Well Notes	8,000	—
Proceeds from Keep Well Agreement held in escrow	4,000	—
Dividends paid	—	(2,239)
Repayments of 2024 Notes	—	(31,694)
Debt issuance costs	(98)	(440)
Finance lease obligations	(100)	(162)
Financed insurance premium payments	(1,228)	(1,505)
Payment of taxes related to net-settled stock awards	(2)	(3)
Net cash provided by (used in) financing activities	10,572	(36,043)
Net change in cash and restricted cash	381	(51,012)
Cash and restricted cash at beginning of period	9,713	65,946
Cash and restricted cash at end of period	$10,094	$14,934
Supplemental disclosure of cash flow information:
Interest paid	$45	$1,978
Income taxes paid	3	130
Non-cash financing and investing activities:
Warrants issued in connection with Keep Well Notes (in 2023)/2024 Notes (in 2022)	$10,797	$458
Loss on extinguishment of debt with related party	2,153	—
Finance lease and accrued purchases of property and equipment	28	77
Common stock issued to settle contingent consideration	—	293
Accrued debt issuance costs	85	190
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

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc. and its wholly-owned subsidiaries and variable interest entities. The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 8 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year-ended December 31, 2022 (the "2022 10-K"), filed with the Securities and Exchange Commission ("SEC"), from which the consolidated balance sheet as of December 31, 2022 has been derived. The Company operates as one segment.
All common share and common stock per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the 1-for-6 reverse stock split the Company effected on July 27, 2023 discussed in Note 14 below.
The Company provides services to commercial (employer funded), managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations to generate revenues. The Company also provides mental health and wellbeing support to members of employer customers under the Company's LifeDojo wellbeing solution. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members under existing contracts.
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2023, our cash and restricted cash was $10.1 million and we had working capital of approximately $4.1 million. For the six months ended June 30, 2023, our average monthly cash burn rate from operations was $1.7 million. Throughout the year ended December 31, 2022 and in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented a number of reduction in workforce and vendor cost optimization plans. The Company has begun realizing the full effect of these plans and expects continued effects to be realized during the remainder of 2023 and beyond, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. The cost optimization plans were necessary to right size the Company's business commensurate with its current customer base.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In addition to revenue from operations, our primary source of working capital is borrowing under the Keep Well Agreement (as defined in Note 10 below). As of June 30, 2023, $6.0 million remained available for funding under the Keep Well Agreement. We may also be able to raise capital through equity financings, however, when we can affect such financing and the amount of capital raised depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand and the $6.0 million remaining available for funding under the Keep Well Agreement will be sufficient to meet our obligations for at least the next 12 months from the date these financial statements are released.

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

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" ("ASU 2021-08"), which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 - Revenue from Contracts with Customers. The amendments in ASU 2021-08, however, do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 on January 1, 2023 did not have a material effect on our condensed consolidated financial statements.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recently Issued Accounting Pronouncements
Since the date on which the Company filed the 2022 10-K, there were no new accounting standards issued, but not yet adopted by the Company, which are expected to materially affect the Company's condensed consolidated financial statements.

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$6,094	$5,032
Restricted cash - current:
Dividend payments on preferred stock (1)	—	4,477
Cash in escrow (2)	4,000	—
Subtotal - Restricted cash - current	4,000	4,477
Restricted cash - long term:
Letter of credit (3)	—	204
Subtotal - Restricted cash - long term	—	204
Cash, cash equivalents and restricted cash	$10,094	$9,713
____________
(1) As of December 31, 2022, the amount represented the cash balance that was remaining in an account funded with a portion of the proceeds from the sale of the Series A Preferred Stock for the payment of dividends thereon until August 2022. The use of such funds for the payment of such dividends was subject to compliance with applicable laws. In April 2023, the Company’s board of directors determined that the use of such funds for other corporate purposes was in the best interests of the Company and its common stockholders after considering its fiduciary duties to the Company’s common stockholders. Therefore, the amount was classified as unrestricted cash as of June 30, 2023.
(2) Represents cash received under the Keep Well Agreement in June 2023 and held in a separate account pursuant to the terms of the Keep Well Agreement. See Note 10 below for more information. The amount has been included in "Other accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2023.
(3) The letter of credit ("LOC") was required under the terms of the lease for our Santa Monica, California office. In accordance with the lease termination agreement entered into on February 16, 2023 (as discussed in Note 9 below), the LOC was canceled on June 16, 2023.

Note 3. Receivables and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2023	2022	2023	2022
Customer A	55.4%	30.1%	53.8%	26.6%
Customer B	33.5	46.8	34.6	47.7
Customer C	3.2	16.5	2.5	17.7
Remaining customers	7.9	6.6	9.1	8.0
Total	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Percentage of Accounts Receivable	June 30, 2023	December 31, 2022
Customer D	77.7%	3.8%
Customer E	12.0	—
Customer C	10.3	1.1
Customer A	—	39.1
Customer B	—	35.7
Customer F	—	20.3
Total	100.0%	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in any of the three or six months ended June 30, 2023 and 2022.
Other receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs (the "Insurance Policy") and the Company has submitted claims for approximately $1.3 million of such legal costs as of June 30, 2023. The terms of the Insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such claims. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices has not been transferred to the insurer and as such, the Company has recorded the $1.3 million claim as an other receivable included in "Prepaid expenses and other current assets," $0.3 million as part of "Accounts payable" and $1.0 million as part of "Other accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2023.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Software	$4,473	$6,882
Computers and equipment	417	466
ROU assets - finance lease	375	375
Leasehold improvements	—	17
Software development in progress	22	—
Subtotal	5,287	7,740
Less: Accumulated depreciation and amortization	(3,284)	(5,242)
Property and equipment, net	$2,003	$2,498

Total depreciation and amortization expense relating to property and equipment presented above was $0.3 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively.

Capitalized Internal Use Software Costs

During the three months ended June 30, 2023 and 2022, we capitalized $0.1 million and $0.4 million, respectively, of costs relating to development of internal use software, and recorded $0.3 million and $0.7 million, respectively, of amortization

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the six months ended June 30, 2023 and 2022, we capitalized $0.2 million and $0.8 million, respectively, of costs relating to development of internal use software, and recorded $0.5 million and $1.3 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of June 30, 2023 and December 31, 2022.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At June 30, 2023			At December 31, 2022
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,111)	$389	$3,500	$(2,528)	$972
Customer relationships	5	270	(144)	126	270	(117)	153
Total		$3,770	$(3,255)	$515	$3,770	$(2,645)	$1,125

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended June 30, 2023 and 2022, and $0.6 million for each of the six months ended June 30, 2023 and 2022.

At June 30, 2023, estimated amortization expense for intangible assets for each year thereafter was as follows (in thousands):

Remainder of 2023	$416
2024	54
2025	45
Total	$515

Note 6. Restructuring, Severance and Related Costs

In March 2023, as part of the Company's continued cost saving measures and to reduce its operating costs and to help align with its previously stated strategic initiatives, the Company implemented additional headcount reductions wherein approximately 19% of the Company's employee positions were eliminated. In March 2023, the Company incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on its condensed consolidated statement of operations for the six months ended June 30, 2023. As of June 30, 2023, the Company paid $0.5 million of such amount and no amount remained outstanding as of June 30, 2023.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 7. Common Stock and Preferred Stock
Net Loss Per Common Share
Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per common share is computed by giving effect to all shares of common stock potentially issuable upon exchange or exercise of outstanding shares of preferred stock and outstanding stock options and warrants, in each case, to the extent dilutive. Basic and diluted net loss per common share were the same for each period presented below as the inclusion of any such shares of common stock potentially issuable would have been anti-dilutive.
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(6,756)	$(15,058)	$(15,106)	$(29,703)
Dividends on preferred stock - declared and undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(8,994)	$(17,296)	$(19,583)	$(34,180)

Weighted-average shares of common stock outstanding	4,887	3,481	4,787	3,467
Net loss per common share - basic and diluted	$(1.84)	$(4.97)	$(4.09)	$(9.86)

The following common equivalent shares as of June 30, 2023 and 2022, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	June 30,
	2023	2022
Warrants to purchase common stock	7,082,788	44,409
Options to purchase common stock	1,202,676	641,639
Total	8,285,464	686,048

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, as a result of stockholder approvals obtained at the Special Meeting of Stockholders held in February 2023, the Company issued to Acuitas (as defined in Note 10 below) 2,038,133 additional shares of the Company's common stock (which, after giving effect to the reverse stock split discussed in Note 14 below, was adjusted to 339,689 shares of the Company's common stock).
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"), which is listed on the Nasdaq Global Market under the symbol "OTRKP." The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters, whether or not declared or consecutive and in certain other events, including the right to elect two individuals to our Board of Directors.

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2022, our Board of Directors declared the first quarterly dividend on the Series A Preferred Stock for holders of record on February 15, 2022 and paid cash dividends on February 28, 2022. Thereafter, no dividends have been declared by our Board of Directors. As such, at June 30, 2023, we had total undeclared dividends of $11.9 million.

Note 8. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) (the 2017 Plan and the 2010 Plan together, the "Plan") provide for the issuance of 1,695,741 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of its Board of Directors, and certain outside consultants, and has granted restricted stock units ("RSUs") to executive officers, employees and members of its Board of Directors. The terms and conditions upon which stock options vest vary among grants; however, stock options expire no later than ten years from the date of grant and awards granted to employees, including to executive officers, and to members of the Company's Board of Directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of June 30, 2023, the Company had 1,441,268 stock options and RSUs outstanding and 18,524 shares reserved for future awards granted under the Plan.
Stock-based compensation expense was $0.9 million and $2.1 million for the three months ended June 30, 2023 and 2022, respectively, and $1.5 million and $5.1 million for the six months ended June 30, 2023 and 2022, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Six Months Ended June 30, 2023
Volatility	101.0% - 109.0%
Risk-free interest rate	3.36% - 4.18%
Expected life (in years)	3.76 - 4.66
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the six months ended June 30, 2023 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock Options - Employees and Directors
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	815,970	$18.54
Granted	600,813	2.70
Forfeited	(214,107)	38.52
Outstanding as of June 30, 2023	1,202,676	7.07

Options vested and exercisable as of June 30, 2023	234,223	$24.96
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation level of the Company's former Executive Chairman to the performance of the Company through the issuance of market-based stock options. The market-based options vested upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized was based on a Monte Carlo simulation that factored in the probability of the award vesting. The market-based stock options to purchase a total of 1,040,000 shares (173,334 shares, adjusted for the reverse stock split, which is discussed in Note 14 below) of the Company's common stock expired unexercised on June 2, 2023.

As of June 30, 2023, there was $3.7 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of approximately 2.87 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	241,599	$12.92
Forfeited	(913)	190.25
Vested and settled	(2,094)	222.64
Non-vested at June 30, 2023	238,592	10.40

As of June 30, 2023, there was $1.9 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 2.17 years.
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	262,713	$4.52
Granted	6,820,075	2.44
Outstanding as of June 30, 2023	7,082,788	2.51
Warrants exercisable as of June 30, 2023	7,082,788	2.51
On each of January 5, 2023 and March 6, 2023, the Company borrowed $4.0 million under the Keep Well Agreement. In connection with the January 5, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 473,373 shares of the Company's common stock (78,896 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 14 below) with an exercise price equal to $1.69 per share. In February 2023, as discussed in Note 10 below, warrants to purchase an aggregate 1,775,148 shares of the Company’s common stock (295,860 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 14 below) previously issued by the Company to Acuitas through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock (5,555,557 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 14 below) with an exercise price equal to $0.45 per share ($2.44 per share as adjusted for the reverse stock split discussed in Note 14 below). In connection with the March 6, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 8,888,889 shares of the Company's common stock (1,481,482 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 14 below) with an exercise price equal to $0.45 per share ($2.44 per share as adjusted for the reverse stock split discussed in Note 14 below). All warrants issued to Acuitas have a five year term.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Six Months Ended June 30, 2023
Volatility	100.0%
Risk-free interest rate	3.90% - 4.61%
Expected life (in years)	5.00
Dividend yield	0%

Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which serves as the Company's headquarters, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont lease expired in June 2023. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada headquarters is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms.

On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced on June 3, 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the condensed consolidated statement of operations for the six months ended June 30, 2023.

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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	June 30, 2023	December 31, 2022
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$216	$632
Finance lease assets	"Property and equipment, net"	16	66
Total lease assets		$232	$698
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$50	$653
Finance lease liabilities	"Other accrued liabilities"	36	136
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	196	546
Total lease liabilities		$282	$1,335

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2023	2022	2023	2022
Operating lease expense	$32	$118	$119	$216
Short-term lease rent expense	—	2	1	6
Variable lease expense	8	(18)	23	(3)
Operating sublease income	—	(32)	(65)	(32)
Total rent expense	$40	$70	$78	$187
Finance lease expense
Amortization of leased assets	$25	$32	$50	$63
Interest on lease liabilities	1	5	3	12
Total	$26	$37	$53	$75

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$179	$361
Financing cash flows from finance leases	100	162
Other
Cash received for operating sublease	97	63

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Information	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.7	2.5
Financing leases	0.3	0.7
Weighted-average discount rate (%)
Operating leases	16.25%	12.56%
Finance leases	13.89%	12.92%
The following table sets forth maturities of our lease liabilities (in thousands):

	At June 30, 2023
	Operating Leases	Financing Leases	Total
Remainder of 2023	$43	$36	$79
2024	88	—	88
2025	90	—	90
2026	93	—	93
2027	16	—	16
Total lease payments	330	36	366
Less: imputed interest	(84)	—	(84)
Present value of lease liabilities	246	36	282
Less: current portion	(50)	(36)	(86)
Lease liabilities, non-current	$196	$—	$196

Note 10. Debt

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. On August 12, 2022, the Company and Acuitas Capital entered into an amendment to the Original Keep Well Agreement in connection with the appointment of a collateral agent under the Original Keep Well Agreement (the “First Amendment”). On November 19, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment (the “Second Amendment”), on December 30, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment and the Second Amendment (the “Third Amendment”) and on June 23, 2023, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment (the “Fourth Amendment”). The Company refers to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment, as the “Keep Well Agreement” and to Acuitas Capital, together with any of its transferees or affiliates under the Keep Well Agreement, as “Acuitas.”

The Original Keep Well Agreement

Under the terms of the Original Keep Well Agreement, subject to the satisfaction of certain conditions precedent (some of which are described below), the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note (each, an “Original Keep Well Note”) with a principal amount equal to the amount borrowed. Subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the Company’s annual meeting of stockholders held on August 29, 2022 (the “2022 Annual

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Meeting of Stockholders”), in connection with each Original Keep Well Note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock (each, an “Original Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Original Keep Well Warrant was to be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Original Keep Well Warrant, which was $1.69 per share, the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Original Keep Well Agreement. The maturity date of the Original Keep Well Notes was September 1, 2023.

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

In connection with entering into the Original Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting of Stockholders, the Company agreed to issue 739,645 shares of its common stock to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) (the “Original Commitment Shares”). The Original Commitment Shares were issued to Acuitas in September 2022, and after giving effect to the reverse stock split discussed in Note 14 below, was adjusted to 123,275 shares of the Company’s common stock.

The Second Amendment, the Third Amendment and Fourth Amendment

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the Funding Condition, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note (as defined below) (and of any other secured note issued under the Keep Well Agreement), the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding, and (a) the minimum conversion price of the Keep Well Notes and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the reverse stock split discussed in Note 14 below.

Below is a summary of certain other amendments effected by the Second Amendment, the Third Amendment and the Fourth Amendment:

•the maturity date of the Original Keep Well Notes (and of any other secured notes issued under the Keep Well Agreement) was extended from September 1, 2023 to June 30, 2024 in the Second Amendment, and further extended from June 30, 2024 to September 30, 2024 in the Fourth Amendment, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company;
•per the Second Amendment, the remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million and the provision that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
•per the Second Amendment, the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described above), the entire then-remaining amount of $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023; the funding structure was further

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
amended in the Fourth Amendment with respect to the $6.0 million remaining available amount to be funded, as described below;
•per the Fourth Amendment, in lieu of the $6.0 million remaining available amount to be funded as described above (and in full satisfaction of Acuitas’ obligation to purchase Keep Well Notes from the Company), Acuitas agreed to deliver to the Company for deposit and to be held by the Company in a segregated account established by the Company until such time of qualified withdrawal and issuance of a Keep Well Note, as described below (the proceeds so deposited, the “Escrowed Funds” and the account into which the proceeds are so deposited, the “Escrow Account”): (i) $4.0 million on June 23, 2023 (which was received by the Company on June 26, 2023 and included in "Other accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2023); and (ii) $2.0 million on September 1, 2023; Acuitas’ obligation to deliver the $2.0 million to the Company for deposit into the Escrow Account on September 1, 2023 remains subject to the satisfaction (or waiver by Acuitas) of the conditions precedent in the Keep Well Agreement;
•per the Fourth Amendment, any time, and from time to time, that the Company has less than $1.0 million of Qualified Cash (as defined in Fourth Amendment), the Company may withdraw $1.0 million of Escrowed Funds (or any lesser remaining amount of Escrowed Funds) from the Escrow Account; each such withdrawal will be treated as a sale by the Company to Acuitas of a Keep Well Note with a principal amount equal to the amount withdrawn by the Company and in connection with each such withdrawal, the Company will also issue a Keep Well Warrant to Acuitas; and
•per the Fourth Amendment, if the Company does not complete a Qualified Financing (as defined below) on or prior to October 31, 2023, then, on October 31, 2023, the Company must withdraw all of the Escrowed Funds (other than any accrued interest thereon, all of which will belong to the Company) then on deposit in the Escrow Account, and such withdrawal will be treated as a sale by the Company to Acuitas of a Keep Well Note, and in connection with such withdrawal, the Company will also issue a Keep Well Warrant to Acuitas.

In the event the Company completes a Qualified Financing, all of the Escrowed Funds (other than any accrued interest thereon, all of which will belong to the Company) then on deposit in the Escrow Account will be invested in the Qualified Financing on behalf of Acuitas on the same terms as all other investors in the Qualified Financing, and the Company’s obligation to sell to Acuitas, and Acuitas’ obligation to purchase from the Company, any further Keep Well Notes will thereupon be deemed discharged with respect to the amount so invested. Similarly, if a Qualified Financing is completed on or before September 1, 2023, Acuitas agreed, in lieu of delivering $2.0 million to the Company for deposit into the Escrow Account on September 1, 2023, to invest $2.0 million in the Qualified Financing on the same terms as all other investors in the Qualified Financing. No Keep Well Warrant will be issued to Acuitas with respect to any funds (including any Escrowed Funds) invested in the Qualified Financing by Acuitas or on its behalf.

A “Qualified Financing” generally means any financing in which the Company issues or sells any of its equity securities for cash to one or more third party investors resulting in gross proceeds to the Company of at least $10.0 million exclusive of any amount invested by Acuitas in such financing.

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at a special meeting of stockholders held in February 2023 (the “2023 Special Meeting”), Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the reverse stock split discussed in Note 14 below.

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

Increase in Warrant Coverage and Other Adjustments

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, (a) the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced to $0.45 per share, which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below; (b) the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting (i.e., 1,775,148 shares) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares); and (c) the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) $0.45 (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share, subject to future adjustment as described below.

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to the holder of each warrant issued under the Keep Well Agreement outstanding as of the date of such approval, in exchange for such warrant, a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above and below, including the increase in the warrant coverage and the decrease in the exercise price. The Company refers to the new warrants issued in exchange for outstanding warrants and to any warrants issued in connection with future borrowings under the Keep Well Agreement or in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock as the “Keep Well Warrants.”

Under the terms of the Second Amendment, if the reverse stock split approved at the 2023 Special Meeting is effected, then:

(1) the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below; and

(2) the Warrant Coverage Denominator would be reduced to the greater of $0.15 (adjusted for the reverse stock split) and the Post-Stock Split Price, subject to further reduction as described below.

As discussed in Note 14 below, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

Also under the terms of the Second Amendment: (i) the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 will be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price; and (ii) the Warrant Coverage Denominator will be reduced to the greater of (a) $0.15 (or $0.90 as adjusted after giving effect to the reverse stock split discussed in Note 14 below) and (b) the lesser of (x) the Post-Stock Split Price and (y) the closing price of the Company’s common stock on August 31, 2023.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 2,038,133 additional shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 14 below, was adjusted to 339,689 shares of the Company's common stock).

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

As mentioned above, the Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of June 30, 2023, except for the annualized consolidated recurring revenue for the preceding twelve months. On August 7, 2023, Acuitas waived the Company's non-compliance with the annualized consolidated recurring revenue covenant as of June 30, 2023 and through September 30, 2023. See discussion in Note 14 below.
Borrowings Under the Keep Well Agreement

In February 2023, as a result of approvals obtained at the 2023 Special Meeting relating to the terms provided for in the Second Amendment, as described above, the Company determined that terms of the Keep Well Agreement as amended by the Second Amendment is substantially different from the terms in the Original Keep Well Agreement and that extinguishment of the senior secured notes issued under the Original Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Original Keep Well Agreement as amended by the Second Amendment was appropriate. As such, in February 2023, the Company recorded the extinguishment of the senior secured notes under the Original Keep Well Agreement, resulting in a loss on extinguishment of debt of $2.2 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The new debt instrument includes an embedded conversion feature, as described above, which was accounted for in accordance with ASU 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," which the Company adopted on January 1, 2022, and accordingly the Company did not separately present such embedded conversion feature in equity but rather accounted for the convertible debt wholly as debt. The Company also assessed and determined that the Keep Well Warrants qualified for equity classification and applied the relative fair value method to allocate proceeds from the debt issuance to the Keep Well Warrants. The Company incurred $0.3 million of

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
debt issuance costs related to the Second Amendment. The fair value of the Keep Well Warrants and new debt issuance costs relating to the Second Amendment were recorded as part of debt discount and accreted using the effective interest method over the contractual term of the debt.

In connection with the Fourth Amendment entered into in June 2023 discussed above, the Company incurred approximately $0.04 million of legal costs, which have been expensed as incurred as the Company determined that the Fourth Amendment was a modification of original debt terms.

As of June 30, 2023, the Company borrowed a total of $19.0 million under the Keep Well Agreement. Each borrowing was evidenced with the issuance of a Keep Well Note, which will accrue interest based on the adjusted term SOFR for each interest period. At June 30, 2023, the Company had a cumulative total of $2.5 million of accrued paid-in-kind interest on the Keep Well Notes, of which $1.1 million and $1.9 million were related to the three and six months ended June 30, 2023, respectively. At June 30, 2023, the effective weighted average interest rate for the Keep Well Notes was 20.56%.
The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Principal	$21,489	$11,553
Less: debt discount	(9,576)	(1,488)
Net carrying amount	$11,913	$10,065

The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement and the 2024 Notes (as defined below) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$1,088	$784	$1,936	$1,944
Accretion of debt discount	1,119	262	1,640	504
Total interest expense	$2,207	$1,046	$3,576	$2,448

Securities Issued Under the Keep Well Agreement During 2022

Following approval of the Company’s stockholders obtained at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) in August and September 2022, the Company issued to Acuitas warrants to purchase a total of 1,301,775 shares of the Company’s common stock. The Commitment Shares and such warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The warrants have a term of five years and had an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. As discussed above, as result of approvals obtained at the 2023 Special Meeting, each warrant issued under the Keep Well Agreement outstanding as of the date of such approval was exchanged for a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above, including the increase in the warrant coverage and the decrease in the exercise price. Neither the number of Commitment Shares nor the number of shares of the Company’s common stock subject to warrants issued to Acuitas described above give effect to the reverse stock split discussed in Note 14 below.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (“Special Situations”), a warrant (the “Amendment Warrant”) to purchase up to 111,680 shares of the Company's common stock (18,614 shares as adjusted for the reverse stock split discussed in Note 14 below). Also, the Company agreed to issue to Special Situations, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant”) to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Amendment Warrant and each Ticking Warrant have an exercise price equal to $0.01 per share ($0.06 per share as adjusted for the reverse stock split discussed in Note 14 below) and expire on September 24, 2026. As of June 30, 2023, Ticking Warrants to purchase 118,931 shares of the Company's common stock (19,823 shares as adjusted for the reverse stock split discussed in Note 14 below) were outstanding. The Company assessed and separated the warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 8 and 11 for more information.
Other

During August through November 2022, the Company financed a total of $2.5 million of its insurance premiums at an annual weighted average effective rate of 5.9%, payable in 10 to 11 equal monthly installments and down payments totaling $0.2 million at inception of each financing agreement. At June 30, 2023 and December 31, 2022, there was $0.7 million and $2.0 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of June 30, 2023
	Level I	Level II	Level III	Total
Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	55	55
Total liabilities	$—	$—	$119	$119

	Balance as of December 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (3)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	43	43
Total liabilities	$—	$—	$107	$107
___________________
(1) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.
(2) Relates to Ticking Warrant issued in connection with the Eight Amendment to the 2024 Notes executed on March 8, 2022, as discussed in Note 10 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.
(3) Included in "Restricted cash - long term" on our condensed consolidated balance sheets as of December 31, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2023 and December 31, 2022 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement for the 2024 Notes, as discussed in Note 10, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of June 30, 2023 and December 31, 2022	$64

The $0.1 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2022	$43
Loss on change in fair value of warrant liabilities	12
Balance as of June 30, 2023	$55
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

June 30, 2023
Volatility	100.0%
Risk-free interest rate	4.49%
Weighted average expected life (in years)	3.28
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$1,637	$686
Accounts receivable	—	381
Unbilled receivables	124	90
Prepaid and other current assets	16	116
Total assets	$1,777	$1,273

Accrued liabilities	$14	$119
Deferred revenue	55	52
Payables to Ontrak	2,429	1,602
Total liabilities	$2,498	$1,773

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) adds Jonathan Mayhew as a defendant; (2) expands the purported class period to August 5, 2020 through August 19, 2021; and (3) now includes allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. That motion is now fully-briefed, and has been taken under submission by the Court. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. On April 17, 2023, Plaintiff’s filed their reply. On May 26, 2023, the defendants filed an omnibus sur-reply. The hearing on plaintiff’s Motion was held on June 16, 2023. In advance of the hearing, the Court issued a tentative ruling certifying the Section 11 and 15 aspects of the class but denying certification of the Section 12 aspect of the class at this time, with leave for plaintiff to find a new class representative for the Section 12 subclass. Following oral argument, the Court took the Motion under submission and thereafter issued its “final ruling” on class certification on June 30, 2023. In its ruling, the Court largely adopted its tentative ruling and found the class is ascertainable as to all causes of action but that plaintiff’s Section 12 claims were not typical of the class. The Court indicated it “would be inclined” to grant plaintiff leave to amend the complaint, divide the class into subclasses for each cause of action, certify the Section 11 and Section 15 classes, while granting plaintiff leave to find a new class representative for the Section 12 claims. The Court set an interim status conference for August 31, 2023 to discuss the status of the case.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Securities Investigation

On November 15, 2022, the Company received a notification from the SEC, Division of Enforcement, that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. The Company has been cooperating fully with the terms of the subpoena.

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. The Company cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 14. Subsequent Events

Reverse Stock Split

At the 2023 Special Meeting the Company’s stockholders approved a proposal to give the Company’s Board of Directors the authority, at its discretion, to file a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of our outstanding common stock at a ratio that is not less than 1:4 and not greater than 1:6, without reducing the authorized number of shares of the Company’s common stock, with the final ratio to be selected by the Company’s Board of Directors in its discretion, and to be effected, if at all, in the sole discretion of the Company’s Board of Directors at any time within one year of the date of the 2023 Special Meeting without further approval or authorization of the Company’s stockholders.

On July 27, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware implementing a 1-for-6 reverse stock split. Fractional shares of the Company’s common stock resulting from the reverse split were automatically rounded up to the nearest whole share. The Company’s common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of trading on July 28, 2023. The Company’s common stock continues to trade under the symbol “OTRK,” but was assigned a new CUSIP number (683373302).

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock outstanding immediately prior to the reverse stock split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split, was adjusted by dividing the applicable number of shares of common stock by six and, as applicable, multiplying the exercise price or conversion price by six. In addition, as discussed in Note 10 above, the exercise price of the Keep Well Warrants and the conversion price of the Keep Well Notes were subject to other adjustment mechanisms. For additional information regarding the effect of the reverse stock split on the Keep Well Warrants and the Keep Well Notes, see the Company’s definitive proxy statement for the 2023 Special Meeting, a copy of which was filed with the SEC on January 20, 2023.

All common share and per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the reverse stock split.

Letter Agreement

On August 7, 2023, the Company and Acuitas entered into a letter agreement pursuant to which, among other things, Acuitas waived any non-compliance by the Company through September 30, 2023 with the covenant in the Keep Well Agreement that the Company's annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly.

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

Recent Developments

Reverse Stock Split

On July 27, 2023, the Company filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware implementing a 1-for-6 reverse stock split. Any fractional share of the Company's common stock resulting from the reverse split was automatically rounded up to the nearest whole share. The Company's common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of trading on July 28, 2023 and continues to trade under the symbol “OTRK,” but it has been assigned a new CUSIP number (683373 302). See Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

Insurance Recoveries

The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs and the Company has submitted claims for approximately $1.3 million of such legal defense costs as of June 30, 2023. The terms of the insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such claims. Based on the Company's analysis, the Company's obligation as the primary obligor on the invoices related to such claims has not been transferred to the insurer and as such, the Company recorded the $1.3 million claim as an other receivable included in "Prepaid expenses and other current assets," $0.3 million as part of "Accounts payable" and $1.0 million as part of "Other accrued liabilities" on the condensed consolidated balance sheet as of June 30, 2023.
Management Changes

On March 2, 2023, Terren S. Peizer resigned as a member of the Company's Board of Directors, as Chairman of the Board, as Executive Chairman, and as Chief Executive Officer of the Company, effective immediately. Mr. Peizer explained that his resignation was for the good of the Company and to minimize any distraction from the important work that the Company does.

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
Reduction in Workforce
In March 2023, as part of our continued cost saving measures and to reduce our operating costs and to help align with our previously stated strategic initiatives, we implemented additional headcount reductions wherein approximately 19% of our employee positions were eliminated. These headcount reductions are expected to result in a reduction of approximately $2.7 million of annual compensation costs. In March 2023, we incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations for the six months ended June 30, 2023. For more information regarding restructuring, severance and related costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Keep Well Agreement

On April 15, 2022, we entered into a Master Note Purchase Agreement with Acuitas Capital, LLC ("Acuitas"), an entity indirectly wholly owned and controlled by Mr. Peizer (the Master Note Purchase Agreement, as amended to date as discussed in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, the “Keep Well Agreement”). In connection with each borrowing under the Keep Well Agreement, we are required to issue a senior secured note for the amount borrowed to Acuitas or an entity affiliated with it, which accrues interest based on a variable rate based on the 30 day tenor Secured Overnight Financing Rate plus a corresponding applicable margin (the "adjusted term SOFR") and are due on September 30, 2024, subject to acceleration for customary events of default, including for failure to make payments when due, breaches by us of certain covenants and representations in the Keep Well Agreement, defaults by us under other agreements related to indebtedness, our bankruptcy or dissolution, and a change of control. For detailed information regarding the Keep Well Agreement and the transactions related thereto, including the issuance of Company's common stock and warrants to Acuitas, see the discussion under “Keep Well Agreement” in Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
•Revenue. Our revenues are mostly generated from fees charged to health plan customers related to health plan members enrolled in our Ontrak program. Our contracts are generally designed to provide cash fees to us on a monthly basis, an upfront case rate, or fee for service based on enrolled members and achievement of certain member specified metrics that drive clinical engagement. Our performance obligation is generally satisfied over the length of the Ontrak program as our services our delivered and in certain contractual arrangement that provides for a minimum guarantee at the end of a contractual term upon non-achievement of stipulated revenue targets, revenue for the minimum guarantee is recognized when our performance obligation is satisfied at a point in time.
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

	Three Months Ended June 30,
(In thousands, except outreach pool and percentages)	2023	2022	Change $	Change %
Revenue	$2,960	$3,903	$(943)	(24)%
Cash flow from operations	(5,115)	(3,724)	(1,391)	37

	Six Months Ended June 30,
	2023	2022	Change $	Change %
Revenue	$5,489	$9,161	$(3,672)	(40)%
Cash flow from operations	(10,068)	(14,215)	4,147	29

	At June 30,
	2023	2022	Change	Change %
Effective outreach pool	10,879	3,557	7,322	206%

Our revenue for the three months ended June 30, 2023 was $3.0 million compared to $3.9 million for the same period in 2022, and $5.5 million for the six months ended June 30, 2023 compared to $9.2 million for the same period in 2022. The decrease in our revenue in the three and six months ended June 30, 2023 compared to the same period in 2022 was primarily due to a decrease in total average enrolled members during the three and six months ended June 30, 2023 compared to the same periods in 2022.

Our cash flow from operations for the three months ended June 30, 2023 was $(5.1) million compared to $(3.7) million for the same period in 2022, and $(10.1) million for the six months ended June 30, 2023 compared to $(14.2) million for the same period in 2022. The decrease in our cash flow from operations for the three months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a collection of accounts receivable from a previously terminated customer. The improvement in our cash flow from operations during the six months ended June 30, 2023 as compared to the same period in 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.

Our effective outreach pool at June 30, 2023 was 10,879 compared to 3,557 at June 30, 2022. The increase in our effective outreach pool was due to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members with impactable cost threshold.

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

One of our customer’s contracts includes a minimum guarantee aggregate invoices at agreed upon rates of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $0.1 million as of June 30, 2023, leaving $5.7 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue can be recognized.

Cost of Revenue

Cost of revenue consists primarily of salaries related to our care coaches, member engagement specialists and other staff directly involved in member care, healthcare provider claims payments and related processing fees, and other direct costs incurred to serve our health plan customers. All costs are recognized in the period in which an eligible member receives services.
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

Interest Expense, net

Interest expense consists primarily of interest expense from our outstanding debt, accretion of debt discount, amortization of debt issuance costs and finance leases.

Other (Expense) Income, net

Other (expense) income, net consists of gains and losses associated with changes in fair value of warrant liabilities and contingent consideration, write-off of debt issuance related costs and other assets, net gain related gain related to the write-off of an operating lease asset and liability upon early termination of the lease, and other miscellaneous income and expense items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$2,960	$3,903	$5,489	$9,161
Cost of revenue	804	2,206	1,651	5,052
Gross profit	2,156	1,697	3,838	4,109

Operating expenses:
Research and development	1,537	2,852	3,181	6,280
Sales and marketing	837	1,306	1,827	2,742
General and administrative	4,410	9,449	10,228	20,142
Restructuring, severance and related costs	—	—	457	—
Total operating expenses	6,784	13,607	15,693	29,164
Operating loss	(4,628)	(11,910)	(11,855)	(25,055)

Other (expense) income, net	(5)	(1,972)	286	(1,972)
Interest expense, net	(2,223)	(1,156)	(3,617)	(2,556)
Loss before income taxes	(6,856)	(15,038)	(15,186)	(29,583)
Income tax benefit (expense)	100	(20)	80	(120)
Net loss	$(6,756)	$(15,058)	$(15,106)	$(29,703)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Commercial revenue	$1,034	$1,905	$(871)	(46)%	$1,917	$4,357	$(2,440)	(56)%
Percentage of commercial revenue to total revenue	35%	49%	(14)%		35%	48%	(13)%
Government revenue	$1,926	$1,998	$(72)	(4)%	$3,572	$4,804	$(1,232)	(26)%
Percentage of government revenue to total revenue	65%	51%	14%		65%	52%	13%
Total revenue	$2,960	$3,903	$(943)	(24)%	$5,489	$9,161	$(3,672)	(40)%

Total revenue decreased $0.9 million, or 24% in the three months ended June 30, 2023 compared to the same period of 2022 and decreased $3.7 million, or 40% in the six months ended June 30, 2023 compared to the same period of 2022. Such decreases were primarily due to a decrease in total average enrolled members during the three and six months ended June 30, 2023 compared to the same periods in 2022.

The percentage of our revenues from commercial customers decreased to 35% for the three months ended June 30, 2023 compared to 49% for the three months ended June 30, 2022. The percentage of our revenues from government customers increased to 65% for the three months ended June 30, 2023 compared to 51% for the three months ended June 30, 2022. The percentage of our revenues from commercial customers decreased to 35% for the six months ended June 30, 2023 compared to 48% for the six months ended June 30, 2022. The percentage of our revenues from government customers increased to 65% for the six months ended June 30, 2023 compared to 52% for the six months ended June 30, 2022. These shifts in mix of revenues from commercial and government customers were mainly due to a larger decrease in commercial revenues compared to the change in government revenues during the three and six months ended June 30, 2023 compared to the same periods in 2022.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Cost of revenue	$804	$2,206	$(1,402)	(64)%	$1,651	$5,052	$(3,401)	(67)%
Gross profit	2,156	1,697	459	27%	3,838	4,109	(271)	(7)
Gross profit margin	73%	43%	30%		70%	45%	25%

Cost of revenue decreased $1.4 million, or 64% in the three months ended June 30, 2023 compared to the same period of 2022.
Cost of revenue decreased $3.4 million, or 67% in the six months ended June 30, 2023 compared to the same period of 2022. Such decreases were primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 and in March 2023 as we strategically implemented continued cost saving measures to reduce our operating costs as well as improve the operations of our member facing organization, and a decrease in provider costs.

Gross profit increased by $0.5 million and gross profit margin increased by 30% in the three months ended June 30, 2023 compared to the same period of 2022. Gross profit decreased by $0.3 million and gross profit margin increased by 25% in the six months ended June 30, 2023 compared to the same period of 2022. The increase in gross profit and gross profit margin in the three months ended June 30, 2023 as well as the increase in gross profit margin for the six months ended June 30, 2023 was primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 and in March 2023 as we strategically implemented continued cost saving measures to reduce our operating costs as well as improve the operations of our member facing organization, and a decrease in provider costs. The decrease in gross profit in the six months ended June 30, 2023 was primarily due to the decrease in revenue discussed above.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Operating expenses:
Research and development	$1,537	$2,852	$(1,315)	(46)%	$3,181	$6,280	$(3,099)	(49)%
Sales and marketing	837	1,306	(469)	(36)	1,827	2,742	(915)	(33)
General and administrative	4,410	9,449	(5,039)	(53)	10,228	20,142	(9,914)	(49)
Restructuring, severance and related costs	—	—	—	—	457	—	457	N/M (1)
Total operating expenses	$6,784	$13,607	$(6,823)	(50)	$15,693	$29,164	$(13,471)	(46)

Operating loss	$(4,628)	$(11,910)	$7,282	(61)%	$(11,855)	$(25,055)	$13,200	(53)%
__________
(1) Not meaningful.

Total operating expenses decreased by $6.8 million, or 50%, in the three months ended June 30, 2023 compared to the same period in 2022. The decrease in operating expenses was primarily due to:

•a $1.3 million decrease in our research and development costs, which was primarily related to a $0.5 million decrease in depreciation expense, a $0.4 million decrease in employee-related costs, a $0.3 million decrease in software related fees and a $0.2 million decrease in professional service costs;
•a $0.5 million decrease in our sales and marketing costs, which was primarily related to a $0.4 million decrease in employee related cost in our sales and marketing department and a $0.1 million decrease in promotion related expenses; and
•a $5.0 million decrease in our general and administrative costs, which was primarily related to a $3.2 million decrease in employee-related costs, a $0.6 million decrease in software costs, a $0.5 million decrease in legal costs; a $0.4 million decrease in insurance related costs and a $0.2 million decrease in professional service costs.

Total operating expenses decreased by $13.5 million, or 46%, in the six months ended June 30, 2023 compared to the same period in 2022. The decrease in operating expenses was primarily due to:

•a $3.1 million decrease in our research and development costs, which was primarily related to a $1.3 million decrease in employee-related costs, a $0.8 million decrease in depreciation expense, a $0.5 million decrease in professional service costs and a $0.4 million decrease in software related fees;
•a $0.9 million decrease in our sales and marketing costs, which was primarily related to a $0.7 million decrease in employee related cost in our sales and marketing department and a $0.2 million decrease in promotion related expenses;
•a $9.9 million decrease in our general and administrative costs, which was primarily related to a $7.2 million decrease in employee-related costs, a $0.9 million decrease in software costs, a $0.7 million decrease in insurance related costs, a $0.6 million decrease in professional service costs, a $0.3 million decrease in other administrative expenses, a $0.2 million decrease in travel and entertainment costs, and a $0.1 million decrease in occupancy related costs, partially offset by a $0.4 million increase in severance related costs; and
•a $0.5 million increase in our restructuring, severance and related costs due to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other (Expense) Income, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Other (expense) income, net	$(5)	$(1,972)	$1,967	100	$286	$(1,972)	$2,258	115%
Other expense, net for the three months ended June 30, 2023 was $0.005 million compared to $2.0 million for the same period in 2022. Other income, net for the six months ended June 30, 2023 was $0.3 million compared to other expense, net of $2.0 million for the same period in 2022. The $0.3 million of other income, net, was related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees. Other expense, net of $2.0 million for the three and six months ended June 30, 2022 was primarily related to the write-off of debt issuance costs on our 2024 Notes.

Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Interest expense, net	$(2,223)	$(1,156)	$(1,067)	(92)%	$(3,617)	$(2,556)	$(1,061)	(42)%
The increase in interest expense, net for the three and six months ended June 30, 2023 compared to the same periods in 2022 was primarily due to a higher average total outstanding loan balance during the three and six months ended June 30, 2023, as well as higher amount of accretion of debt discount to interest expense and higher weighted average interest rate for the three and six months ended June 30, 2023 compared to the same periods in 2022.
Income Tax Benefit (Expense)

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Income tax benefit (expense)	$100	$(20)	$120	600%	$80	$(120)	$200	167%
Income tax benefit of $0.1 million and $0.08 million for the three and six months ended June 30, 2023, respectively, was primarily related to a reversal of accrued estimated income taxes. Income tax expense of $0.02 million and $0.1 million for the three and six months ended June 30, 2022, respectively, was primarily related to state income taxes.

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

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2023, our total cash and restricted cash was $10.1 million and we had working capital of approximately $4.1 million. For the six months ended June 30, 2023, our average monthly cash burn rate from operations was $1.7 million. Throughout 2022 and in March 2023, as part of our continued cost saving measures to reduce our operating costs and to better align with our previously stated strategic initiatives, we implemented a number of reduction in workforce and vendor cost optimization plans. We expect the full effect of these plans to be realized during the remainder of 2023 and beyond, including a decrease in our operating costs and an improvement in our average monthly cash flow from operations. The cost optimization plans were necessary to right size our business commensurate with our current customer base.

In addition to revenue from business operations, our primary source of working capital is borrowings under the Keep Well Agreement. As of June 30, 2023, $6.0 million remained available for funding under the Keep Well Agreement ($4.0 million received by the Company and held in escrow in a separate account as of June 30 2023, as discussed in Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report). We may also be able to raise capital through equity financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations.

Regardless of our success in raising additional capital, we expect our cash on hand and the remaining $6.0 million remaining available for funding under the Keep Well Agreement ($4.0 million received by the Company and held in escrow in a separate account as of June 30, 2023, as discussed in Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report) will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.

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

There can be no assurance that we will be able to satisfy the conditions precedent to future borrowings under the Keep Well Agreement or that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could prevent us from borrowing additional amounts under the Keep Well Agreement and/or result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled, “We expect to continue to incur substantial operating losses and may be unable to obtain additional financing,” and “We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $2.0 million that remains to be funded under the Keep Well Agreement or find adequate sources of capital in the future,” in Item 1A. Risk Factors, Part II of this report.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(10,068)	$(14,215)
Net cash used in investing activities	(123)	(754)
Net cash provided by (used in) financing activities	10,572	(36,043)
Net increase (decrease) in cash and restricted cash	$381	$(51,012)

Net cash used in operating activities during the six months ended June 30, 2023 was $10.1 million compared with $14.2 million during the same period in 2022. The year over year improvement in our cash flow from operations during the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.
Net cash used in investing activities was $0.1 million for the six months ended June 30, 2023 compared with $0.8 million in the same period of 2022. The $0.1 million and $0.8 million of net cash used in investing activities for the six months ended June 30, 2023 and 2022, respectively, was primarily related to capitalized software development costs. We anticipate that software development costs and capital expenditures will decrease in the near future.

Net cash provided by financing activities was $10.6 million for the six months ended June 30, 2023 compared with net cash used in financing activities of $36.0 million for the six months ended June 30, 2022. The $10.6 million of net cash provided by financing activities for the six months ended June 30, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement and $4.0 million of cash proceeds received in escrow under the Keep Well Agreement and held in a separate account (as discussed in detail in Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by $1.2 million of financed insurance premium payments. Net cash used in financing activities of $36.0 million for the six months ended June 30, 2022 was primarily related to $31.7 million of repayments made on our 2024 Notes, $2.2 million of dividend payments made on our Series A Preferred Stock and $1.5 million of payments made on our financed insurance premiums.

As a result of the above, our total cash and cash equivalents, including restricted cash of $4.0 million, was $10.1 million as of June 30, 2023.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this report, as well as the risk factors disclosed in Item 1A to Part I of the 2022 10-K. Any of the risks discussed in this report or any of the risks disclosed in Item 1A to Part I of the 2022 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our common stock could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face.

●	We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $2.0 million that remains to be funded under the Keep Well Agreement or find adequate sources of capital in the future.
●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few large customers; during 2021, we lost two of such customers and any further loss would have a material adverse effect on us.
●	We have $19.0 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.
●
The Keep Well Agreement contains significant restrictions on our business and operations and requires ongoing compliance with certain covenants, including financial covenants, and our common stock must be listed on Nasdaq for us to receive the remaining $2.0 million to be funded under the Keep Well Agreement. Any failure to comply with the terms of the Keep Well Agreement or failure to satisfy conditions precedent to funding thereunder would have a material adverse effect on our business.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.

●	Our largest stockholder controls approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.4% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.
●	Our common stock and preferred stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We expect to continue to incur substantial operating losses and may be unable to obtain additional financing.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At June 30, 2023, our cash and restricted cash was $10.1 million and we had working capital of approximately $4.1 million. We had an average monthly cash burn rate of approximately $1.7 million for the six months ended June 30, 2023 and could continue to incur negative cash flows and operating losses for the next twelve months.

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

We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $2.0 million that remains to be funded under the Keep Well Agreement or find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We will require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations.

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”), dated as of April 15, 2022, as amended on each of August 12, 2022, November 19, 2022, December 30, 2022 and June 23, 2023 (as amended, the “Keep Well Agreement”). Acuitas Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. To date, we borrowed $19.0 million of the $25.0 million that we may borrow under the Keep Well Agreement. Of the remaining $6.0 million we may borrow, $4.0 million is on deposit in an escrow account and $2.0 million is to be deposited into that escrow account on September 1, 2023. Acuitas’ obligation to deliver the $2.0 million to the Company for deposit into the escrow account on September 1, 2023 remains subject to the satisfaction (or waiver by Acuitas) of the conditions precedent in the Keep Well Agreement. One of the conditions precedent is that our common stock is listed on The Nasdaq Stock Market (“Nasdaq”), and there are no assurances that we will satisfy that condition in the future. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.4% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

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

The Keep Well Agreement includes customary events of default for a first priority senior secured debt facility. In the event of default under the Keep Well Agreement, Acuitas and the collateral agent under the Keep Well Agreement would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), restrictions on the operation of our business would spring into effect, and Acuitas would have no obligation to fund any future borrowings under the Keep Well Agreement. A default under the Keep Well Agreement would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of Acuitas, in its capacity as a secured creditor, on our assets. See also “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.4% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders,” below.

The amounts we borrow under the Keep Well Agreement bear interest at a variable rate which could cause our outstanding indebtedness to increase significantly.

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. The 30 day tenor Term SOFR Reference Rate has steadily increased in the past year. At June 30, 2023, we had a total of $1.9 million of accrued paid-in-kind interest related to the Keep Well Notes and the effective weighted average interest rate for the Keep Well Notes was 20.56%. Accrued interest on the principal amount of borrowings under the Keep Well Agreement is added to principal, which either we will be required to repay on the maturity date, September 30, 2024, or, if converted into shares of our common stock in accordance with the terms of the Keep Well Agreement, will result in additional dilution to our stockholders. See Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

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

Three customers accounted for an aggregate of approximately 93% of our total revenue for each of the three months ended June 30, 2023 and 2022. Three customers accounted for an aggregate of approximately 92% of our total revenue for each of the six months ended June 30, 2023 and 2022.

Also, three customers represented an aggregate of approximately 100% and 95% of our total accounts receivable as of June 30, 2023 and December 31, 2022, respectively.

In February 2021, we received a termination notice from our then largest customer. In August 2021, we received a termination notice from another large customer of their intent not to continue the program past December 31, 2021. As of December 31, 2021, members from these two customers have completed their participation in the program.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, as we experienced during fiscal year 2021 as described above, and which have adversely affected our business and financial condition and results. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.4% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

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

At June 30, 2023, our total liabilities was $21.9 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this report or in the 2022 10-K were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have sufficient cash or “surplus” to pay the cash dividends on the Series A Preferred Stock. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarters ended May 31, 2022, August 31, 2022, November 30, 2022, February 28, 2023 and May 31, 2023. On April 19, 2023, approximately $4.5 million that the Company maintained in a segregated account to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022 was made available for general corporate purposes and was classified as unrestricted cash on the Company’s consolidated balance sheet. Our Board of Directors deemed the foregoing to be in the best interests of the Company and its common stockholders in light of the Company’s current and anticipated financial condition and outlook, and after considering its fiduciary duties to the Company’s common stockholders and other relevant factors.

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

The voting rights of a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Other than the limited circumstances described in the Certificate of Designations establishing the Series A Preferred Stock and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. In addition, if dividends on the Series A Preferred Stock have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the holders of the Series A Preferred Stock, will have the right, voting separately as a single class, to elect two individuals to our Board of Directors. Such director election right will commence on August 31, 2023 if we do not pay the dividend payable on that date or any currently unpaid dividend. See “Risks related to our common stock—The holders of our Series A Preferred Stock may be entitled to elect two directors to our board of directors,” below.

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

Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock and beneficially owns approximately 85.4% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the date of this report, 1,981,989 shares of our outstanding common stock were owned by, and 14,998,823 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 40.6% of our outstanding common stock and the beneficial ownership of approximately 85.4% of our common stock. In addition, under the Keep Well Agreement, the beneficial ownership of Acuitas Group Holdings and its affiliates may increase to 90% of our future outstanding shares of common stock. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

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

On March 14, 2023, we received approval to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, and as a result, we were granted a second 180-day grace period, or until September 11, 2023, to regain compliance with the Minimum Bid Price Requirement. The Minimum Bid Price Requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day grace period, unless Nasdaq exercises its discretion to extend such 10-day period. On July 27, 2023, we filed a certificate of amendment to our amended and restated certificate of incorporation with the Secretary of State of the State of Delaware implementing a 1-for-6 reverse split. Our common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of trading on July 28, 2023. Notwithstanding the implementation of the reverse stock split, there can be no assurance that we will regain compliance with the Minimum Bid Price Requirement. If we do not regain compliance by September 11, 2023, we will receive a notification from Nasdaq that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel. Such notification will have no immediate effect on our listing on The Nasdaq Capital Market, nor will it have an immediate effect on the trading of our common stock pending such hearing, if we were to seek an appeal.

In addition, the Nasdaq Capital Market requires that companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the company’s most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders’ equity at June 30, 2023 was approximately $0.75 million and we do not currently meet either of the two alternative compliance standards described in clause (y) and (z). Accordingly, even if we are regain compliance with the Minimum Bid Price Requirement, we expect to receive a separate notice from Nasdaq informing us that we do not meet the foregoing continued listing requirements. If we receive such a notice, we expect to be afforded 45 days to submit a plan to regain compliance with the stockholders’ equity requirement for Nasdaq’s consideration, and if the plan is accepted, to be granted an extension period of up to 180 calendar days from the date of the deficiency notice to regain compliance. If the plan is not accepted or if we are unable to regain compliance within any extension period granted by Nasdaq, Nasdaq would be required to issue a delisting determination, which we expect we would be entitled to request a hearing before a Nasdaq Hearings Panel to present a plan to regain compliance and to request a further extension period to regain compliance.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on the Nasdaq. Nasdaq has exercised this discretionary authority in the past. As reported above, as of the date of this report, Acuitas Group Holdings, LLC owns approximately 40.6% of our outstanding common stock, beneficially owns approximately 85.4% of our common stock, and we have borrowed $19.0 million in principal amount of secured debt from Acuitas under the Keep Well Agreement. Mr. Peizer owns and controls Acuitas and, as reported above, on March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. On March 1, 2023, Nasdaq requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. On each of May 12, 2023 and June 30, 2023, Nasdaq requested certain supplemental information from us. We responded to each of those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock or Series A Preferred Stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

Maintaining the listing of our common stock on Nasdaq is a condition precedent to receiving the remaining $2.0 million to be funded under the Keep Well Agreement. See “We will need additional funding, and we cannot guarantee that we will satisfy the conditions precedent for the $2.0 million that remains to be funded under the Keep Well Agreement or find adequate sources of capital in the future,” above.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. Nasdaq's listing requirements and SEC rules require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations associated with being a public company result in significant legal and financial compliance costs and make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of June 30, 2023, approximately 12 million outstanding shares of our common stock (or approximately 2 million shares, adjusted for the reverse stock split effected on July 27, 2023) were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of June 30, 2023, we had outstanding options to purchase 1,202,676 shares of our common stock at exercise prices ranging from $2.16 to $519.42 per share and warrants to purchase 7,082,788 shares of our common stock at exercise prices ranging from $0.06 to $82.08 per share. Also, as of June 30, 2023, we had a total of 238,592 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

Under the terms of the certificate of designation for our Series A Preferred Stock, if dividends on our Series A Preferred have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our Board of Directors will be increased by two, and the holders of our Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We did not pay the dividends on our Series A Preferred Stock payable in each of May 2022, August 2022, November 2022, February 2023 and May 2023. Accordingly, if we do not pay all such dividends and we do not pay dividends payable on August 31, 2023, the holders of our Series A Preferred Stock will have the right to elect two directors to our Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities
Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board of Directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $12.9 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information

(a) On August 7, 2023, the Company and Acuitas entered into a letter agreement pursuant to which, among other things, Acuitas waived any non-compliance by the Company through September 30, 2023 with the covenant in the Keep Well Agreement that the Company's annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly.

(b) None.

(c) Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item in this report.

Item 6.    Exhibits

Exhibit No.	Description
10.1
Fourth Amendment to Master Note Purchase Agreement made as of June 23, 2023, by and among Ontrak, Inc., certain of its subsidiaries, Acuitas Capital LLC, and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on June 27, 2023).

10.2*	Letter Agreement dated August 7, 2023, between Ontrak, Inc., Acuitas Capital LLC and U.S. Bank Trust Company, National Association.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
*     Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 10, 2023	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Interim Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)