Form 10-Q
period 2023-09-30
Ontrak, Inc.
filed 2023-11-20
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
Commission File Number 001-31932
____________________________
Ontrak, Inc.
(Exact name of registrant as specified in its charter)
____________________________

Delaware	88-0464853
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
333 S. E. 2nd Avenue, Suite 2000, Miami, FL 33131
(Address of principal executive offices, including zip code)
(310) 444-4300
(Registrant's telephone number, including area code)
2200 Paseo Verde Parkway, Suite 280, Henderson, NV 89052
(Former name, former address and former fiscal year, if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 14, 2023, there were 27,563,898 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,227	$5,032
Restricted cash - current	6,000	4,477
Receivables, net	212	973
Unbilled receivables	351	453
Deferred costs - current	203	156
Prepaid expenses and other current assets	2,691	3,168
Total current assets	12,684	14,259
Long-term assets:
Property and equipment, net	1,769	2,498
Restricted cash - long-term	—	204
Goodwill	5,713	5,713
Intangible assets, net	210	1,125
Other assets	186	1,326
Operating lease right-of-use assets	206	632
Total assets	$20,768	$25,757
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$1,139	$1,927
Accrued compensation and benefits	743	1,987
Deferred revenue	300	326
Current portion of operating lease liabilities	53	653
Other accrued liabilities, includes $6,000 related party deposit (see Note 10)	8,921	4,576
Total current liabilities	11,156	9,469
Long-term liabilities:
Long-term debt, net	14,060	10,065
Long-term operating lease liabilities	181	546
Total liabilities	25,397	20,080
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 4,916,963 and 4,527,914 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	459,633	448,415
Accumulated deficit	(464,265)	(442,741)
Total stockholders' (deficit) equity	(4,629)	5,677
Total liabilities and stockholders' (deficit) equity	$20,768	$25,757
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,715	$2,843	$9,204	$12,004
Cost of revenue	1,040	1,436	2,691	6,488
Gross profit	2,675	1,407	6,513	5,516

Operating expenses:
Research and development	1,552	2,833	4,733	9,113
Sales and marketing	822	1,151	2,649	3,893
General and administrative	4,365	7,552	14,593	27,694
Restructuring, severance and related charges	—	934	457	934
Total operating expenses	6,739	12,470	22,432	41,634
Operating loss	(4,064)	(11,063)	(15,919)	(36,118)

Other income (expense), net	38	(1,241)	324	(3,213)
Interest expense, net	(2,392)	(440)	(6,009)	(2,996)
Loss before income taxes	(6,418)	(12,744)	(21,604)	(42,327)
Income tax (expense) benefit	—	(20)	80	(140)
Net loss	(6,418)	(12,764)	(21,524)	(42,467)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(8,657)	$(15,003)	$(28,240)	$(49,183)

Net loss per common share, basic and diluted	$(1.76)	$(3.70)	$(5.85)	$(13.42)

Weighted-average common shares outstanding, basic and diluted	4,905	4,056	4,827	3,666

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
(unaudited, in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2023	3,770,265	$—	4,887,874	$3	$458,600	$(457,847)	$756
Restricted stock units vested, net	—	—	1,174	—	(1)	—	(1)
Warrants issued in debt financing, adjusted for repricings	—	—	—	—	237	—	237
Stock-based compensation expense	—	—	—	—	797	—	797
Fractional shares issued in connection with reverse stock split	—	—	27,915	—	—	—	—
Net loss	—	—	—	—	—	(6,418)	(6,418)
Balance at September 30, 2023	3,770,265	$—	4,916,963	$3	$459,633	$(464,265)	$(4,629)

Balance at June 30, 2022	3,770,265	$—	3,491,309	$2	$440,601	$(420,871)	$19,732
Common stock issued relating to registered direct offering, net	—	—	833,334	1	3,293	—	3,294
Common stock issued for financing	—	—	123,275	—	1,249	—	1,249
Warrants issued in debt financing	—	—	—	—	334	—	334
Restricted stock units vested, net	—	—	4,703	—	(3)	—	(3)
401(k) employer match	—	—	33,074	—	144	—	144
Stock-based compensation expense	—	—	—	—	1,219	—	1,219
Net loss	—	—	—	—	—	(12,764)	(12,764)
Balance at September 30, 2022	3,770,265	$—	4,485,695	$3	$446,837	$(433,635)	$13,205

Balance at December 31, 2022	3,770,265	$—	4,527,914	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	339,689	—	—	—	—
Warrants issued in debt financing, adjusted for repricings	—	—	—	—	11,034	—	11,034
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	2,548	—	(3)	—	(3)
401(k) employer match	—	—	18,897	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,340	—	2,340
Fractional shares issued in connection with reverse stock split	—	—	27,915	—	—	—	—
Net loss	—	—	—	—	—	(21,524)	(21,524)
Balance at September 30, 2023	3,770,265	$—	4,916,963	$3	$459,633	$(464,265)	$(4,629)

Balance at December 31, 2021	3,770,265	$—	3,446,698	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to registered direct offering, net	—	—	833,334	1	3,293	—	3,294
Common stock issued relating to settlement of contingent consideration	—	—	5,569	—	293	—	293
Common stock issued for financing and consulting services	—	—	132,534	—	1,351	—	1,351
Warrants issued in debt financing	—	—	—	—	617	—	617
Restricted stock units vested, net	—	—	5,268	—	(6)	—	(6)
401(k) employer match	—	—	62,292	—	525	—	525
Stock-based compensation expense	—	—	—	—	6,282	—	6,282
Net loss	—	—	—	—	—	(42,467)	(42,467)
Balance at September 30, 2022	3,770,265	$—	4,485,695	$3	$446,837	$(433,635)	$13,205
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(21,524)	$(42,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,340	6,282
Write-off of debt issuance costs	—	3,334
Write-off of other asset	100	—
Paid-in-kind interest expense	3,110	—
Gain on termination of operating lease	(471)	—
Depreciation expense	876	2,222
Amortization expense	3,924	1,946
Change in fair value of warrant liability	(26)	(121)
401(k) employer match in common shares	—	528
Common stock issued for consulting services	—	102
Changes in operating assets and liabilities:
Receivables	761	1,348
Unbilled receivables	102	2,823
Prepaid expenses and other current assets	917	2,966
Accounts payable	(736)	758
Deferred revenue	(27)	(153)
Leases liabilities	(154)	(160)
Other accrued liabilities	(1,074)	(1,928)
Net cash used in operating activities	(11,882)	(22,520)
Cash flows from investing activities
Purchase of property and equipment	(196)	(1,004)
Net cash used in investing activities	(196)	(1,004)
Cash flows from financing activities
Proceeds from Keep Well Notes	8,000	11,000
Proceeds from Keep Well Agreement held in escrow	6,000	—
Repayments of 2024 Notes	—	(39,194)
Proceeds from issuance of common stock	—	4,000
Common stock issuance costs	—	(706)
Dividends paid	—	(2,239)
Debt issuance costs	(449)	(792)
Finance lease obligations	(126)	(226)
Financed insurance premium payments	(1,830)	(2,325)
Payment of taxes related to net-settled stock awards	(3)	(6)
Net cash provided by (used in) financing activities	11,592	(30,488)
Net change in cash and restricted cash	(486)	(54,012)
Cash and restricted cash at beginning of period	9,713	65,946
Cash and restricted cash at end of period	$9,227	$11,934
Supplemental disclosure of cash flow information:
Interest paid	$55	$2,307
Income taxes paid	3	210
Non-cash financing and investing activities:
Warrants issued in connection with Keep Well Notes and 2024 Notes	$11,034	$780

Loss on extinguishment of debt with related party	2,153	—
Common stock issued in connection with Keep Well Agreement	—	1,249
Financed insurance premium	284	352
Finance lease and accrued purchases of property and equipment	23	31
Common stock issued to settle contingent consideration	—	293
Accrued debt issuance costs	266	138

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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2023, our cash and restricted cash was $9.2 million and we had working capital of approximately $1.5 million. For the nine months ended September 30, 2023, our average monthly cash burn rate from operations was $1.3 million. Throughout the year ended December 31, 2022 and in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented a number of reduction in workforce and vendor cost optimization plans. The Company has begun realizing the full effect of these plans and expects continued effects to be realized during the remainder of 2023 and beyond, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. The cost optimization plans were necessary to right size the Company's business commensurate with its current customer base.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In addition to revenue from operations, our primary source of working capital has historically been borrowing under the Keep Well Agreement (as defined in Note 10 below) and raising capital in equity offerings. As of September 30, 2023, $6.0 million was available to be borrowed under the Keep Well Agreement. In November 2023, such $6.0 million was applied toward the purchase of warrants the Company issued in a private placement to Humanitario Capital LLC, an affiliate of Acuitas Capital LLC (see Note 14 for information regarding the private placement).

Management plans to continue to execute on its strategy by continuing to (i) explore other sources of capital with either debt or equity financing for future liquidity needs; (ii) manage operating costs by strategically pursuing cost optimization initiatives; and (iii) pursue executing our growth strategy by (a) expanding sales and marketing resources to acquire new and diverse customers across major health plans, value based provider groups and self-insurance employers; (b) executing on our better market penetration strategy by providing full scale customized behavioral health solutions, addressing customer needs across all member acuity levels while mitigating vendor fatigue by becoming a principal customer partner; (c) leveraging our AI technology and new predictive algorithms to improve identification and outreach, create more efficiencies, enhance coaching solutions and create more proof points; and (d) opportunistically pursuing partnerships that will accelerate growth.
We will need additional capital to successfully execute our growth strategy. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. In addition, under the securities purchase agreement we entered into in connection with the public offering completed in November 2023, we are generally prohibited from issuing shares of our common stock or common stock equivalents for capital raising purposes through May 12, 2024; however, from and after February 12, 2024, we may issue shares of our common stock or common stock equivalents for capital raising purposes if the per share price is $0.60 or greater. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.
Regardless of our success in raising additional capital in the future, we expect our cash on hand as of September 30, 2023, together with the approximately $5.5 million of net proceeds raised from the public offering completed in November 2023 and the reclassification of $6.0 million from restricted cash to unrestricted cash in connection with the completion of the private placement in November 2023 (see Note 14 for information regarding the public offering and private placement completed in November 2023), will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.
Reverse Stock Split

At the special meeting of the Company's stockholders held in February 2023 (the “2023 Special Meeting”), the Company’s stockholders approved a proposal to give the Company’s Board of Directors the authority, at its discretion, to file a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of our outstanding common stock at a ratio that is not less than 1:4 and not greater than 1:6, without reducing the authorized number of shares of the Company’s common stock, with the final ratio to be selected by the Company’s Board of Directors in its discretion, and to be effected, if at all, in the sole discretion of the Company’s Board of Directors at any time within one year of the date of the 2023 Special Meeting without further approval or authorization of the Company’s stockholders.

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

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the reverse stock split, and the shares of the Company’s common stock reserved for issuance under the

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company’s equity incentive plans immediately prior to the reverse stock split, was adjusted by dividing the applicable number of shares of common stock by six and, as applicable, multiplying the exercise price or conversion price by six or dividing the exchange rate by six. In addition, as discussed in Note 10 below, the exercise price of the Keep Well Warrants and the conversion price of the Keep Well Notes were subject to other adjustment mechanisms. For additional information regarding the effect of the reverse stock split on the Keep Well Warrants and the Keep Well Notes, see the Company’s definitive proxy statement for the 2023 Special Meeting, a copy of which was filed with the SEC on January 20, 2023.

All common share and common stock per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the 1-for-6 reverse stock split.
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

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$3,227	$5,032
Restricted cash - current:
Dividend payments on preferred stock (1)	—	4,477
Cash in escrow (2)	6,000	—
Subtotal - Restricted cash - current	6,000	4,477
Restricted cash - long term:
Letter of credit (3)	—	204
Subtotal - Restricted cash - long term	—	204
Cash, cash equivalents and restricted cash	$9,227	$9,713
____________
(1) As of December 31, 2022, the amount represented the cash balance that was remaining in an account funded with a portion of the proceeds from the sale of the Series A Preferred Stock for the payment of dividends thereon until August 2022. The use of such funds for the payment of such dividends was subject to compliance with applicable laws. In April 2023, the Company’s board of directors determined that the use of such funds for other corporate purposes was in the best interests of the Company and its common stockholders after considering its fiduciary duties to the Company’s common stockholders. Therefore, the amount was classified as unrestricted cash in April 2023.
(2) Represents cash received under the Keep Well Agreement in June and September 2023 and held in a separate account pursuant to the terms of the Keep Well Agreement. See Note 10 below for more information. The amount has been included in "Other accrued liabilities" on the condensed consolidated balance sheet as of September 30, 2023.
(3) The letter of credit ("LOC") was required under the terms of the lease for our Santa Monica, California office. In accordance with the lease termination agreement entered into on February 16, 2023 (as discussed in Note 9 below), the LOC was canceled on June 16, 2023.

Note 3. Receivables and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2023	2022	2023	2022
Customer A	57.8%	35.7%	55.4%	28.8%
Customer B	32.6	48.1	33.8	47.8
Customer C	2.9	11.6	2.7	16.2
Remaining customers	6.7	4.6	8.1	7.2
Total	100.0%	100.0%	100.0%	100.0%

The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	September 30, 2023	December 31, 2022
Customer D	82.9%	3.7%
Customer C	17.1	1.2
Customer A	—	39.1
Customer B	—	35.7
Customer E	—	20.3
Total	100.0%	100.0%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company applies the specific identification method for assessing provision for doubtful accounts. There was no bad debt expense in any of the three or nine months ended September 30, 2023 and 2022.
Other receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs (the "Insurance Policy"). The terms of the Insurance Policy provide that the insurer will pay the third party directly on behalf of the Company for such claims. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices has not been transferred to the insurer and as such, the Company records these legal claims as an other receivable with a corresponding liability on the condensed consolidated balance sheet. As of September 30, 2023, the Company submitted claims for approximately $2.4 million of such legal costs, of which $1.2 million has been paid by the insurer to the third parties. The Company has $1.2 million of claims as an other receivable included in "Prepaid expenses and other current assets" and $1.2 million as part of "Other accrued liabilities" on the condensed consolidated balance sheet as of September 30, 2023.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
Software	$4,527	$6,882
Computers and equipment	416	466
ROU assets - finance lease	375	375
Leasehold improvements	—	17
Software development in progress	37	—
Subtotal	5,355	7,740
Less: Accumulated depreciation and amortization	(3,586)	(5,242)
Property and equipment, net	$1,769	$2,498

Total depreciation and amortization expense relating to property and equipment presented above was $0.3 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively, and $0.9 million and $2.3 million for the nine months ended September 30, 2023 and 2022, respectively.

Capitalized Internal Use Software Costs

During the three months ended September 30, 2023 and 2022, the Company capitalized $0.1 million and $0.2 million, respectively, of costs relating to development of internal use software, and recorded $0.3 million and $0.8 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the nine months ended September 30, 2023 and 2022, the Company capitalized $0.2 million and $1.0 million, respectively, of costs relating to development of internal use software, and recorded $0.8 million and $2.1 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of September 30, 2023 and December 31, 2022.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At September 30, 2023			At December 31, 2022
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,403)	$97	$3,500	$(2,528)	$972
Customer relationships	5	270	(157)	113	270	(117)	153
Total		$3,770	$(3,560)	$210	$3,770	$(2,645)	$1,125

Amortization expense for intangible assets presented above was $0.3 million for each of the three months ended September 30, 2023 and 2022, and $0.9 million for each of the nine months ended September 30, 2023 and 2022.

At September 30, 2023, estimated amortization expense for intangible assets for each year thereafter was as follows (in thousands):

Remainder of 2023	$111
2024	54
2025	45
Total	$210

Note 6. Restructuring, Severance and Related Costs

In March 2023, as part of the Company's continued cost saving measures and to reduce its operating costs and to help align with its previously stated strategic initiatives, the Company implemented additional headcount reductions wherein approximately 19% of the Company's employee positions were eliminated. In March 2023, the Company incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on its condensed consolidated statement of operations for the nine months ended September 30, 2023. As of September 30, 2023, the Company paid $0.5 million of such amount and no amount remained outstanding as of September 30, 2023.

In August 2022, the Company's management approved a restructuring plan as part of management's cost saving measures, reducing approximately 34% of positions, in order to reduce its operating costs and help align with its previously stated strategic initiatives. During the three months ended September 30, 2022, the Company incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on its condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(6,418)	$(12,764)	$(21,524)	$(42,467)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(8,657)	$(15,003)	$(28,240)	$(49,183)

Weighted-average shares of common stock outstanding	4,905	4,056	4,827	3,666
Net loss per common share - basic and diluted	$(1.76)	$(3.70)	$(5.85)	$(13.42)

The following common equivalent shares as of September 30, 2023 and 2022, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

	September 30,
	2023	2022
Warrants to purchase common stock	7,082,788	262,713
Options to purchase common stock	1,177,839	563,142
Total	8,260,627	825,855

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, as a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas (as defined in Note 10 below) 2,038,133 additional shares of the Company's common stock (which, after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 339,689 shares of the Company's common stock).
On September 2, 2022, pursuant to the terms of the Keep Well Agreement, as discussed in Note 10, the Company issued 739,645 shares of common stock (which, after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 123,275 shares of the Company’s common stock) to Acuitas subsequent to obtaining stockholder approval for such issuance on August 29, 2022 at the Company's annual meeting of stockholders.
On August 2, 2022, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 5,000,000 shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 833,333 shares of the Company’s common stock) at a purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and the Company received total net proceeds of approximately $3.3 million (excluding approximately $0.7 million of fees and expenses). The Company used the net proceeds from the offering for working capital purposes.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of Series A Preferred Stock. The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but have limited voting rights if the Company fails to pay dividends in respect of the Series A Preferred Stock for six or more quarters, whether or not declared or consecutive and in certain other events, including the right, voting separately as a single class, to elect two individuals to the Company's Board of Directors. Such director election right commenced on August 31, 2023 since the Company did not pay the dividend payable on that date or in respect of the five prior quarters (see discussion below).

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2022, our Board of Directors declared the first quarterly dividend on the Series A Preferred Stock for holders of record on February 15, 2022 and paid cash dividends on February 28, 2022. Thereafter, no dividends have been declared by our Board of Directors. As such, at September 30, 2023, we had total undeclared dividends of $14.2 million.

On October 20, 2023, the Series A Preferred Stock was delisted from the Nasdaq Capital Market. See Note 14 below for a discussion regarding the delisting of Series A Preferred Stock and the inception of its trading in the over-the-counter OTC Markets system.

Note 8. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) (the 2017 Plan and the 2010 Plan together, the "Plan") provide for the issuance of 1,695,741 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of its Board of Directors, and certain outside consultants, and has granted restricted stock units ("RSUs") to executive officers, employees and members of its Board of Directors. The terms and conditions upon which stock options vest vary among grants; however, stock options expire no later than ten years from the date of grant and awards granted to employees, including to executive officers, and to members of the Company's Board of Directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of September 30, 2023, the Company had 1,298,788 stock options and RSUs outstanding and 44,143 shares reserved for future awards granted under the Plan.
Stock-based compensation expense was $0.8 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $2.3 million and $6.3 million for the nine months ended September 30, 2023 and 2022, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30, 2023
Volatility	101.0% - 109.0%
Risk-free interest rate	3.36% - 4.18%
Expected life (in years)	3.76 - 4.66
Dividend yield	0%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The expected volatility assumptions have been based on the historical and expected volatility of our stock and stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the nine months ended September 30, 2023 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2022	815,970	$18.54
Granted	600,813	2.70
Forfeited	(238,944)	34.94
Outstanding as of September 30, 2023	1,177,839	7.13

Options vested and exercisable as of September 30, 2023	347,142	$17.81
As of September 30, 2023, there was $3.1 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of approximately 2.86 years.
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation level of the Company's former Executive Chairman to the performance of the Company through the issuance of market-based stock options. The market-based options vested upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized was based on a Monte Carlo simulation that factored in the probability of the award vesting. The market-based stock options to purchase a total of 1,040,000 shares (173,334 shares, adjusted for the reverse stock split, which is discussed in Note 1 above) of the Company's common stock expired unexercised on June 2, 2023.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	241,599	$12.92
Vested and settled	(118,842)	10.23
Forfeited	(1,805)	128.00
Non-vested at September 30, 2023	120,952	13.83

As of September 30, 2023, there was $1.6 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.91 years.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	262,713	$3.06
Granted	6,820,075	0.92
Outstanding as of September 30, 2023	7,082,788	1.00
Warrants exercisable as of September 30, 2023	7,082,788	1.00
On each of January 5, 2023 and March 6, 2023, the Company borrowed $4.0 million under the Keep Well Agreement. In connection with the January 5, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 473,373 shares of the Company's common stock (78,896 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 1 above) with an original exercise price equal to $1.69 per share. In February 2023, as discussed in Note 10 below, warrants to purchase an aggregate 1,775,148 shares of the Company’s common stock (295,860 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 1 above) previously issued by the Company to Acuitas through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock (5,555,557 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 1 above, of which 5,338,593 shares relate to warrants issued during the first quarter of 2023) with an exercise price equal to $0.45 per share ($0.92 per share as adjusted for the reverse stock split discussed in Note 1 above and further adjustments discussed in Note 10). In connection with the March 6, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 8,888,889 shares of the Company's common stock (1,481,482 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 1 above) with an exercise price equal to $0.45 per share ($0.92 per share as adjusted for the reverse stock split discussed in Note 1 above and further adjustments discussed in Note 10). All warrants issued to Acuitas have a five year term.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Nine Months Ended September 30, 2023
Volatility	100% - 109%
Risk-free interest rate	3.90% - 4.61%
Expected life (in years)	5.00
Dividend yield	0%

Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada office is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms.

On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced on June 3, 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
pay to the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	September 30, 2023	December 31, 2022
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$206	$632
Finance lease assets	"Property and equipment, net"	0	66
Total lease assets		$206	$698
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$53	$653
Finance lease liabilities	"Other accrued liabilities"	8	136
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	181	546
Total lease liabilities		$242	$1,335

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2023	2022	2023	2022
Operating lease expense	$20	$114	$139	$330
Short-term lease rent expense	1	1	2	6
Variable lease expense	—	16	23	13
Operating sublease income	—	(97)	(65)	(128)
Total rent expense	$21	$34	$99	$221
Finance lease expense
Amortization of leased assets	$16	$30	$66	$93
Interest on lease liabilities	1	4	4	16
Total	$17	$34	$70	$109

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$200	$552
Financing cash flows from finance leases	126	226
Other
Cash received for operating sublease	97	99

Other Information	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years)
Operating leases	3.4	2.5
Financing leases	0.2	0.7
Weighted-average discount rate (%)
Operating leases	16.25%	12.56%
Finance leases	15.15%	12.92%
The following table sets forth maturities of our lease liabilities (in thousands):

	At September 30, 2023
	Operating Leases	Financing Leases	Total
Remainder of 2023	$21	$8	$29
2024	88	—	88
2025	90	—	90
2026	93	—	93
2027	16	—	16
Total lease payments	308	8	316
Less: imputed interest	(74)	—	(74)
Present value of lease liabilities	234	8	242
Less: current portion	(53)	(8)	(61)
Lease liabilities, non-current	$181	$—	$181

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

In connection with entering into the Original Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting of Stockholders, the Company agreed to issue 739,645 shares of its common stock to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) (the “Original Commitment Shares”). The Original Commitment Shares were issued to Acuitas in September 2022, and after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 123,275 shares of the Company’s common stock.

The Second Amendment, the Third Amendment and Fourth Amendment

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the Funding Condition, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note (as defined below) (and of any other secured note issued under the Keep Well Agreement), the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding, and (a) the minimum conversion price of the Keep Well Notes and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the reverse stock split discussed in Note 1 above.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
•per the Second Amendment, the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described above), the entire then-remaining amount of $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023; the funding structure was further amended in the Fourth Amendment with respect to the $6.0 million remaining available amount to be funded, as described below;
•per the Fourth Amendment, in lieu of the $6.0 million remaining available amount to be funded as described above (and in full satisfaction of Acuitas’ obligation to purchase Keep Well Notes from the Company), Acuitas agreed to deliver to the Company for deposit and to be held by the Company in a segregated account established by the Company until such time of qualified withdrawal and issuance of a Keep Well Note, as described below (the proceeds so deposited, the “Escrowed Funds” and the account into which the proceeds are so deposited, the “Escrow Account”): (i) $4.0 million on June 23, 2023 (which was received by the Company on June 26, 2023); and (ii) $2.0 million on September 1, 2023 (which was received by the Company on September 7, 2023); the total of such $6.0 million was included in "Other accrued liabilities" on the Company's condensed consolidated balance sheet as of September 30, 2023);
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

For a discussion regarding an amendment to the definition of Qualified Financing as well as investment of Escrowed Funds and conversion of Keep Well Notes, as described below, see Note 14 under "Fifth Amendment to Keep Well Agreement."

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the reverse stock split discussed in Note 1 above.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Each Original Keep Well Note outstanding as of the date of stockholder approval was deemed to be amended to contain the Conversion Right. The Company refers to such Original Keep Well Notes, as so amended, and to all other secured notes issued under the Keep Well Agreement, as the “Keep Well Notes.”

In addition, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company will issue to Acuitas a five-year warrant to purchase shares of the Company’s common stock, and the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the Keep Well Note then in effect, subject to adjustment as described below. See Note 14 below for information regarding conversion of Keep Well Notes.

Increase in Warrant Coverage and Other Adjustments

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, (a) the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 1 above), which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below; (b) the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting (i.e., 1,775,148 shares, before the reverse stock split discussed in Note 1 above) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares; 5,555,557 shares , or an additional 5,259,696 shares, as adjusted for the reverse stock split discussed in Note 1 above); and (c) the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) the greater of (i) the per share warrant exercise price (as adjusted as of the date of issuance of the applicable warrant) and (ii) $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 1 above) (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 1 above), subject to future adjustment as described below.

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

Under the terms of the Second Amendment, if the reverse stock split approved at the 2023 Special Meeting is effected, then:

(1) the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below; and

(2) the Warrant Coverage Denominator would be reduced to the greater of $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 1 above) and the Post-Stock Split Price, subject to further reduction as described below.

As discussed in Note 1 above, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44 on August 3, 2023. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Also under the terms of the Second Amendment: (i) the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 will be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price; and (ii) the Warrant Coverage Denominator will be reduced to the greater of (a) $0.15 (or $0.90 as adjusted after giving effect to the reverse stock split discussed in Note 1 above) and (b) the lesser of (x) the Post-Stock Split Price and (y) the closing price of the Company’s common stock on August 31, 2023. As such, on September 1, 2023, the exercise price of each Keep Well Warrant and the Warrant Coverage Denominator (applicable to warrant issuances, if any, thereafter) was determined to be $0.92. The Company assessed the adjustment to the warrant exercise price on August 3, 2023 and September 1, 2023, as described above, and determined that application of the relative fair value method was appropriate in assessing and allocating the change in the fair value of the warrants related to such change in warrant exercise prices. As such, the Company recorded a total of $0.2 million of debt discount costs to the Keep Well Notes as of September 30, 2023, and such debt discount costs will be accreted using the effective interest method over the remaining term of the Keep Well Notes.

Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 2,038,133 additional shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 339,689 shares of the Company's common stock).

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

As mentioned above, the Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of September 30, 2023.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

As of September 30, 2023, the Company borrowed a total of $19.0 million under the Keep Well Agreement. Each borrowing was evidenced with the issuance of a Keep Well Note, which will accrue interest based on the adjusted term SOFR for each interest period. At September 30, 2023, the Company had a cumulative total of $3.7 million of accrued paid-in-kind interest on the Keep Well Notes, of which $1.2 million and $3.1 million were related to the three and nine months ended September 30, 2023, respectively. At September 30, 2023, the effective weighted average interest rate for the Keep Well Notes was 20.73%.
The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Principal	$22,663	$11,553
Less: debt discount	(8,603)	(1,488)
Net carrying amount	$14,060	$10,065

The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement and the 2024 Notes (as defined below) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$1,174	$320	$3,110	$2,264
Accretion of debt discount	1,210	225	2,850	729
Total interest expense	$2,384	$545	$5,960	$2,993

Securities Issued Under the Keep Well Agreement During 2022

Following approval of the Company’s stockholders obtained at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) in August and September 2022, the Company issued to Acuitas warrants to purchase a total of 1,301,775 shares of the Company’s common stock. The Commitment Shares and such warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The warrants have a term of five years and had an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. As discussed above, as result of approvals obtained at the 2023 Special Meeting, each warrant issued under the Keep Well Agreement outstanding as of the date of such approval was

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
exchanged for a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above, including the increase in the warrant coverage and the decrease in the exercise price. Neither the number of Commitment Shares nor the number of shares of the Company’s common stock subject to warrants issued to Acuitas described above give effect to the reverse stock split discussed in Note 1 above.

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

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (“Special Situations”), a warrant (the “Amendment Warrant”) to purchase up to 111,680 shares of the Company's common stock (18,614 shares as adjusted for the reverse stock split discussed in Note 1 above). Also, the Company agreed to issue to Special Situations, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant”) to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Amendment Warrant and each Ticking Warrant have an exercise price equal to $0.01 per share ($0.06 per share as adjusted for the reverse stock split discussed in Note 1 above) and expire on September 24, 2026. As of September 30, 2023, Ticking Warrants to purchase 118,931 shares of the Company's common stock (19,823 shares as adjusted for the reverse stock split discussed in Note 1 above) were outstanding. The Company assessed and separated the warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Notes 8 and 11 for more information.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other

During August through November 2022, the Company financed a total of $2.5 million of its insurance premiums at an annual weighted average effective rate of 5.9%, payable in 10 to 11 equal monthly installments and down payments totaling $0.2 million at inception of each financing agreement. During August and September 2023, the Company financed a total of $0.3 million of its insurance premiums at annual weighted average effective rate of 4.7%, payable in 10 to 11 equal monthly installments and down payments totaling $0.03 million. At September 30, 2023 and December 31, 2022, there was $0.4 million and $2.0 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of September 30, 2023
	Level I	Level II	Level III	Total
Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	17	17
Total liabilities	$—	$—	$81	$81

	Balance as of December 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (3)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	43	43
Total liabilities	$—	$—	$107	$107
___________________
(1) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.
(2) Relates to Ticking Warrant issued in connection with the Eight Amendment to the 2024 Notes executed on March 8, 2022, as discussed in Note 10 above, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of September 30, 2023 and December 31, 2022.
(3) Included in "Restricted cash - long term" on our condensed consolidated balance sheets as of December 31, 2022.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2023 and December 31, 2022 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement for the 2024 Notes, as discussed in Note 10, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of September 30, 2023 and December 31, 2022	$64

The $0.1 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2022	$43
Gain on change in fair value of warrant liabilities	(26)
Balance as of September 30, 2023	$17
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

September 30, 2023
Volatility	100.0%
Risk-free interest rate	4.88%
Weighted average expected life (in years)	3.03
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$1,629	$686
Accounts receivable	—	381
Unbilled receivables	119	90
Prepaid and other current assets	40	116
Total assets	$1,788	$1,273

Accrued liabilities	$41	$119
Deferred revenue	89	52
Payables to Ontrak	2,098	1,602
Total liabilities	$2,228	$1,773

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

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the Series A Preferred Stock pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Preferred Stock Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Preferred Stock Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity (the "Underwriters"). The plaintiff asserts three causes of action alleging that Ontrak violated § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933, with leave to amend. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. On April 17, 2023, Plaintiff’s filed their reply. On May 26, 2023, the defendants filed an omnibus sur-reply. The hearing on plaintiff’s Motion was held on June 16, 2023. In advance of the hearing, the Court issued a tentative ruling certifying the Section 11 and 15 aspects of the class but denying certification of the Section 12 aspect of the class at this time, with leave for plaintiff to find a new class representative for the Section 12 subclass. Following oral argument, the Court took the Motion under submission and thereafter issued its “final ruling” on class certification on June 30, 2023. In its ruling, the Court largely adopted its tentative ruling and found the class is ascertainable as to all causes of action but that plaintiff’s Section 12 claims were not typical of the class. The Court indicated it “would be inclined” to grant plaintiff leave to amend the complaint, divide the class into subclasses for each cause of action, certify the Section 11 and Section 15 classes, while granting plaintiff leave to find a new class representative for the Section 12 claims. The Court set an interim status conference for August 31, 2023 and continued the hearing on plaintiff’s motion for class certification to October 10, 2023. At the interim status conference on August 31, 2023, plaintiff indicated he would not be pursuing a Section 12 sub-class and will not be amending the complaint or identifying a new class representative to pursue that claim. On October 12, 2023, the Court issued its ruling granting plaintiff's Motion and certifying the class as to the Section 11 and Section 15 claims only.

On May 1, 2023, the parties filed a joint stipulation requesting that the Court set the following additional dates: (1) January 31, 2024, for the parties to complete fact discovery; (2) May 30, 2024, for the parties to complete expert discovery; (3) June 14, 2024, for the parties to file dispositive motions; and (4) October 15, 2024, for trial. On September 8, 2023, plaintiff served notice, at the Court’s direction, that trial was set for October 15, 2024 and that a final pre-trial conference would be held on October 1, 2024.

The parties have been engaged in the early stages of discovery. However, on November 3, 2023, the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On November 8, 2023, the Court set the Government's motion for hearing on December 14, 2023 and issued an order temporarily staying all discovery in the action pending resolution of the motion.

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

Note 14. Subsequent Event

Customer Notification

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the three and nine months ended September 30, 2023, we billed this customer approximately $1.2 million and $3.1 million, respectively, representing 32.6% and 33.8%, respectively, of our total revenue.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Preferred Stock

On October 11, 2023, the Company received a letter from Nasdaq informing the Company that it is not eligible for a second 180-day compliance period within which to regain compliance with the Minimum Bid Price Requirement for the Series A Preferred Stock and that Nasdaq determined that the Preferred Stock would be delisted from The Nasdaq Capital Market and would be suspended at the opening of business on October 20, 2023. On November 20, 2023, The Nasdaq Stock Market filed a Form 25-NSE with the SEC to remove the Series A Preferred Stock from listing and registration on The Nasdaq Stock Market. The Series A Preferred Stock currently trades in the over-the-counter OTC Markets system.

Fifth Amendment to Keep Well Agreement and Letter Agreement

On October 31, 2023, the Company and Acuitas Capital entered into a Fifth Amendment to the Master Note Purchase Agreement, as amended (the "Fifth Amendment"), which, among other things, provides the following:

Changes to Qualified Financing. Under the Fifth Amendment, the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” was reduced from $10.0 million to $8.0 million, and the deadline by when a Qualified Financing must be completed before the Company is required to withdraw the Escrowed Funds was extended from October 31, 2023 to January 31, 2024. Under a letter agreement entered into on November 9, 2023, the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” was further reduced to $6.0 million.

Conversion of Keep Well Notes. Under the Fifth Amendment, if the Company completes a Qualified Financing, Acuitas has agreed to convert into shares of the Company’s common stock the aggregate principal amount of the Keep Well Notes plus all accrued and unpaid interest thereon, minus (a) $7.0 million, minus (b) the principal amount of any Keep Well Notes purchased with funds from the Escrow Account prior to the closing of the Qualified Financing, if any, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); provided that if the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the Qualified Financing (the “Offering Price”) is less than the conversion price at which Keep Well Notes are converted, upon the effectiveness of the Stockholder Approval Matters (as defined below): (1) we will issue to Acuitas such additional shares of common stock such that the total number of shares of common stock issued in respect of the Notes Conversion plus such additional shares of common stock would equal the number of shares that we would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price; and (2) the exercise price of the warrants issued to Acuitas in connection with the Notes Conversion (the “Conversion Warrants”) would be reduced to the Offering Price and the number of shares of common stock subject to the Conversion Warrants would be increased to the number of shares of common stock that would have been subject to the Conversion Warrants if the Keep Well Notes were converted at a conversion price equal to the Offering Price.

Private Placement. In lieu of the provisions set forth in the Fourth Amendment concerning the investment of Escrowed Funds in the offering that constitutes a Qualified Financing, the Fifth Amendment provides that if an offering constitutes a Qualified Financing, the Company and Acuitas will immediately prior to, or simultaneously with the closing of such offering, consummate a private placement (the “Private Placement”) of $11.0 million of unregistered pre-funded warrants to purchase shares of the Company’s common stock (the “Private Placement Pre-Funded Warrants”) and unregistered warrants to purchase shares of the Company’s common stock (the “Private Placement Warrants,” and together with the Private Placement Pre-Funded Warrants, the “Private Placement Securities”). The material terms of the Private Placement Securities will be substantially similar to the material terms of the pre-funded warrants and the warrants offered in the offering that constitutes a Qualified Financing, except that the Private Placement Securities will have registration rights. The consideration for the Private Placement Securities purchased by Acuitas will consist of (a) the Escrowed Funds then held in the Escrow Account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million (the “Surviving Notes”). Each Private Placement Pre-Funded Warrant will be sold together with two Private Placement Warrants with each Private Placement Warrant exercisable for one share of our common stock.

Surviving Notes. Under the Fifth Amendment, the maturity date of the Surviving Notes was extended from September 30, 2024 to the date that is two years and six months after the closing date of the offering that constitutes a Qualified Financing, unless the Surviving Notes become due and payable in full earlier, whether by acceleration or otherwise. In addition, if the Offering Price is lower than $0.90, then, subject to the effectiveness of the Stockholder Approval Matters, the $0.90 floor on the conversion price of the Surviving Notes will be replaced with the Offering Price.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stockholder Approval. Under the Fifth Amendment, the Company is required to seek stockholder approval in accordance with the rules of the Nasdaq Stock Market (the “Listing Rules”) of (A) the issuance of the shares of the Company’s common stock issuable upon exercise of (x) the warrants and the pre-funded warrants sold in the offering that constitutes a Qualified Financing and (y) the Private Placement Securities that, in the aggregate for clauses (x) and (y) above, are in excess of the maximum number of shares of the Company’s common stock permitted to be issued without such approval under Nasdaq’s listing rules (which amount is equal to 19.99% of the total number of shares of the Company’s common stock outstanding immediately following the Notes Conversion and immediately prior to the closing of the offering that constitutes a Qualified Financing and/or the Private Placement), (B) the amendment to the conversion price of the Surviving Notes described above, (C) the elimination of the Issuance Cap, and (D) any other terms of the offering that constitutes a Qualified Financing, the Private Placement and/or the Fifth Amendment that require approval of the Company’s stockholders under Nasdaq’s listing rules (collectively, the “Stockholder Approval Matters”).

Support Agreement. In connection with entering into the Fifth Amendment, on October 31, 2023, the Company and Acuitas entered into a support agreement pursuant to which Acuitas has agreed to vote the shares of the Company's common stock it beneficially owns in favor of the Stockholder Approval Matters.

Public Offering, Private Placement and Notes Conversion

On November 14, 2023, the Company completed its previously announced public offering (the “Public Offering”). In the Public Offering, the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering, and therefore the Public Offering constituted a Qualified Financing. Total net proceeds was approximately $5.5 million (net of approximately $0.8 million of offering related fees and expenses, not including the fee payable relating to the Private Placement discussed below). The Public Offering Warrants have an exercise price of $0.85 per share. The exercisability of the Public Offering Pre-Funded Warrants and the Public Offering Warrants are subject to the effectiveness of the Stockholder Approval Matters, and will expire five years from the effectiveness thereof.

In accordance with the Fifth Amendment, concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC, an affiliate of Acuitas Capital LLC, a Private Placement Pre-Funded Warrant to purchase up to 18,333,333 shares of the Company's common stock and a Private Placement Warrant to purchase up to 36,666,666 shares of the Company's common stock for total consideration of $11.0 million. The consideration for the Private Placement Securities consisted of (a) the $6.0 million in the Escrow Account that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) $5.0 million of debt owed under the Keep Well Notes was cancelled. In connection with the Private Placement, the Company paid placement fees of approximately $0.4 million.

In accordance with the Fifth Amendment, on November 14, 2023 and before the closing of the Public Offering and Private Placement, the Notes Conversion was effected. In connection with the Notes Conversion, and in accordance with the Keep Well Agreement, the Company issued to Acuitas 18,054,791 shares of the Company’s common stock and a Conversion Warrant to purchase up to 18,054,791 shares of the Company’s common stock with an exercise price of $0.90 per share, which was the conversion price of the Keep Well Notes converted in the Notes Conversion.

Because the Offering Price was less than the conversion price at which Keep Well Notes were converted in the Notes Conversion, upon the effectiveness of the Stockholder Approval Matters: (1) the Company will issue to Acuitas 9,027,395 additional shares of common stock, which when added with the shares of common stock issued in respect of the Notes Conversion, will equal the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price; and (2) the exercise price of the Conversion Warrant will be reduced to the Offering Price and the number of shares of common stock subject to the Conversion Warrant will be increased to the number of shares of common stock that would have been subject to the Conversion

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Warrant if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price.

On November 15, 2023, Acuitas, who owned a majority of the outstanding shares of the Company’s common stock as of that date, executed and delivered to the Company a written consent approving the Stockholder Approval Matters. The Company will file an information statement regarding the Stockholder Approval Matters with the SEC and mail an information statement to the holders of its common stock so the Stockholder Approval Matters can become effective as soon as practicable. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporation actions approved by the consent of stockholders may be taken.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, including the related notes, and other financial information included elsewhere in this report.
FORWARD-LOOKING STATEMENTS

Investors are cautioned that all statements in this report that relate to the future involve risks and uncertainties. These statements, which are forward-looking statements under the Private Securities Litigation Reform Act of 1995, provide investors with the Company’s expectations or forecasts of future events. You can identify these statements by the fact that they do not relate only to historical or current facts. They may use words such as “anticipate,” “may,” “expect,” “should,” “believe,” “project,” “intend,” “will,” and other words of similar meaning in connection with future events or future operating or financial performance. The Company’s expectations and forecasts are subject to various risks and uncertainties and are based on assumptions that the Company believes in good faith are reasonable but which may be materially different from actual results. Forward-looking statements, including, without limitation, those relating to the Company’s future business prospects and results of operation, including future revenue expectations, are necessarily estimates reflecting the best judgment of the Company’s senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in Item 1A of Part II of this report, Item 1A of Part I of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “2022 10-K”) and other reports the Company files with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Because such risks and uncertainties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements, investors should not place undue reliance on any forward-looking statements. New risks and uncertainties emerge from time to time, and it is not possible for us to predict which risks and uncertainties will arise or materialize. In addition, we cannot assess the impact of each risk and uncertainty on our business or the extent to which any risk or uncertainty, or combination of risks and uncertainties, may cause actual results to differ materially from those contained in any forward-looking statements. We assume no obligation and do not intend to update any forward-looking statements, except as required by law. Any or all forward-looking statements in this report may turn out to be wrong.
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

Management plans to continue to (i) manage operating costs by strategically pursuing cost optimization initiatives; and (ii) pursue our growth strategy by: (a) expanding sales and marketing resources to acquire new and diverse customers across major health plans, value based provider groups and self-insurance employers; (b) executing on our better market penetration strategy by providing full scale customized behavioral health solutions, addressing customer needs across all member acuity levels while mitigating vendor fatigue by becoming a principal customer partner; (c) leveraging our AI technology and new predictive algorithms to improve identification and outreach, create more efficiencies, enhance coaching solutions and create more proof points; and (d) opportunistically pursuing partnerships that will accelerate growth.
Our business operates as one segment in the United States and we have contracted with leading national and regional health plans to make the Ontrak program available to eligible members.
Recent Developments

Fifth Amendment to Keep Well Agreement and Letter Agreement

On October 31, 2023, the Company and Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, “Acuitas”) entered into a Fifth Amendment (the "Fifth Amendment") to the Master Note Purchase Agreement dated April 15, 2022 (as amended to date, the “Keep Well Agreement”), which, among other things, (1) reduced the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” from $10.0 million to $8.0 million; (2) extended the deadline by when a Qualified Financing must be completed before the Company is required to withdraw the funds from the escrow account established under the Keep Well Agreement (the “Escrow Account”) from October 31, 2023 to January 31, 2024; (3) provides that, if the Company completes a Qualified Financing, Acuitas will convert into shares of the Company’s common stock the aggregate principal amount of the senior secured convertible notes issued by the Company to Acuitas under the Keep Well Agreement (the “Keep Well Notes”) plus all accrued and unpaid interest thereon, minus (a) $7.0 million, minus (b) the principal amount of any Keep Well Notes purchased with funds from the Escrow Account prior to the closing of the offering that constitutes the Qualified Financing, if any, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); and (4) in connection with a Qualified Financing, the Company and Acuitas will consummate a private placement (the “Private Placement”) of $11.0 million of unregistered pre-funded warrants to purchase shares of the Company’s common stock (the “Private Placement Pre-Funded Warrants”) and unregistered warrants to purchase shares of the Company’s common stock (the “Private Placement Warrants”, and together with the Private Placement Pre-Funded Warrants, the “Private Placement Securities”). The consideration for the Private Placement Securities purchased by Acuitas will consist of (a) the funds then held in the Escrow Account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million (the “Surviving Notes”). In addition, the maturity date of the remaining $2.0 million Keep Well Notes was extended from September 30, 2024 to the date that is two years and six months after the closing date of the offering that constitutes the Qualified Financing. Under a letter agreement entered into on November 9, 2023, the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” was further reduced to $6.0 million. For detailed information regarding the Keep Well Agreement and the transactions related thereto, including the Fifth Amendment, see the discussions under “Keep Well Agreement” in Note 10 and under "Fifth Amendment to Keep Well Agreement" in Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Public Offering, Private Placement and Notes Conversion

On November 14, 2023, the Company completed its previously announced public offering (the “Public Offering”). In the Public Offering, the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering, and therefore the Public Offering constituted a Qualified Financing. Total net proceeds was approximately $5.5 million (net of approximately $0.8 million of offering related fees and expenses, not including the fees payable relating to the Private Placement discussed below). The Public Offering Warrants have an exercise price of $0.85 per share. The exercisability of the Public Offering Pre-Funded Warrants and the Public Offering Warrants are subject to the effectiveness of the Stockholder Approval Matters, and will expire five years from the effectiveness thereof.

In accordance with the Fifth Amendment, concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC, an affiliate of Acuitas Capital, a Private Placement Pre-Funded Warrant to purchase up to 18,333,333 shares of the Company’s common stock and a Private Placement Warrant to purchase up to 36,666,666 shares of the Company’s common stock for total consideration of $11.0 million. The consideration for the Private Placement Securities consisted of (a) the $6.0 million in the Escrow Account that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) 5.0 million of debt owed under the Keep Well Notes was cancelled. In connection with the Private Placement, the Company paid placement fees of approximately $0.4 million.

In accordance with the Fifth Amendment, on November 14, 2023 and before the closing of the Public Offering and Private Placement, the Notes Conversion was effected. In connection with the Notes Conversion, and in accordance with the Keep Well Agreement, the Company issued to Acuitas 18,054,791 shares of the Company’s common stock and a Conversion Warrant to purchase up to 18,054,791 shares of the Company’s common stock with an exercise price of $0.90 per share, which was the conversion price of the Keep Well Notes converted in the Notes Conversion.

Because the Offering Price was less than the conversion price at which Keep Well Notes were converted in the Notes Conversion, upon the effectiveness of the Stockholder Approval Matters: (1) the Company will issue to Acuitas 9,027,395 additional shares of common stock, which when added with the shares of common stock issued in respect of the Notes Conversion, will equal the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price; and (2) the exercise price of the Conversion Warrant will be reduced to the Offering Price and the number of shares of common stock subject to the Conversion Warrant will be increased to the number of shares of common stock that would have been subject to the Conversion Warrant if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price.

On November 15, 2023, Acuitas, who owned a majority of the outstanding shares of the Company’s common stock as of that date, executed and delivered to the Company a written consent approving the Stockholder Approval Matters. The Company will file an information statement regarding the Stockholder Approval Matters with the SEC and mail an information statement to the holders of its common stock so the Stockholder Approval Matters can become effective as soon as practicable. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporation actions approved by the consent of stockholders may be taken.

Customer Notification

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that the notification was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the three and nine months ended September 30, 2023, we billed this customer approximately $1.2 million and $3.1 million, respectively, representing 32.6% and 33.8%, respectively, of our total revenue for those periods. We do not expect the loss of this customer to have a material negative impact on our previously stated revenue expectations for fiscal year 2023 because this customer is expected to continue to use our services into February 2024. As of the date we received this customer's notice, our outreach pool, which represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program, decreased by 5,997 due to individuals insured by this customer. We continue to believe our other customers and our active pipeline of national and regional health plans, providers, healthcare systems and employers will generate revenue growth opportunities in the near future.

9.50% Series A Cumulative Perpetual Preferred Stock

On April 13, 2023, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer meets the minimum bid price requirement set forth in Nasdaq Listing Rule 5555(a)(1) (the “Minimum Bid Price Requirement”) because the closing bid price for the Company’s 9.50% Series A Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) was less than $1.00 for the previous 30 consecutive business days. In accordance with Nasdaq listing rules, the Company was provided a 180-calendar day period, or until October 10, 2023, to regain compliance with the Minimum Bid Price Requirement by maintaining a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period. The Company did not regain compliance with the Minimum Bid Price Requirement before the 180-calendar day period expired.

On October 11, 2023, the Company received a letter from Nasdaq informing the Company that it is not eligible for a second 180-day compliance period within which to regain compliance with the Minimum Bid Price Requirement for the Series A Preferred Stock and that Nasdaq determined that the Series A Preferred Stock would be delisted from The Nasdaq Capital Market and would be suspended at the opening of business on October 20, 2023. On November 20, 2023, The Nasdaq Stock Market filed a

Form 25-NSE with the SEC to remove the Series A Preferred Stock from listing and registration on The Nasdaq Stock Market. Our Series A Preferred Stock currently trades in the over-the-counter OTC Markets system.

Under the certificate of designations establishing the Series A Preferred Stock, if dividends on the Series A Preferred Stock have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our board of directors will be increased by two, and the holders of the Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on the Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We did not pay the dividends on the Series A Preferred Stock payable in each of May 2022, August 2022, November 2022, February 2023, May 2023 and August 2023. Accordingly, the holders of the Series A Preferred Stock currently have the right to elect two directors to our board of directors.

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

Insurance Recoveries

The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the “DOJ”) investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs (the "Insurance Policy"). The terms of the Insurance Policy provide that the insurer will pay the third party directly on behalf of the Company for such claims. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices has not been transferred to the insurer and as such, the Company records these legal claims as an other receivable with a corresponding liability on the condensed consolidated balance sheet. As of September 30, 2023, the Company submitted claims for approximately $2.4 million of such legal costs, of which $1.2 million has been paid by the insurer to the third parties. The Company has $1.2 million of claims as an other receivable included in "Prepaid expenses and other current assets" and $1.2 million as part of "Other accrued liabilities" on the condensed consolidated balance sheet as of September 30, 2023.
Management Changes

On March 2, 2023, Terren S. Peizer resigned as a member of the Company's Board of Directors, as Chairman of the Board, as Executive Chairman, and as Chief Executive Officer of the Company, effective immediately. Mr. Peizer explained that his resignation was for the good of the Company and to minimize any distraction from the important work that the Company does.

Effective March 3, 2023, the Company’s Board of Directors appointed Brandon H. LaVerne as Interim Chief Executive Officer of the Company. Mr. LaVerne served as the Company’s Co-President and Chief Operating Officer since June 27, 2022 and continues to serve as Chief Operating Officer, but no longer serves as Co-President. On November 16, 2023, Mr. LaVerne was appointed as Chief Executive Officer of the Company.

As a result of the changes in Mr. LaVerne’s roles with the Company in March 2023, Mary Louise Osborne began to, and continue to, serve as the Company’s President and Chief Commercial Officer. Ms. Osborne served as the Company’s Co-President and Chief Commercial Officer since June 27, 2022 and August 2021, respectively.
Reduction in Workforce
In March 2023, as part of our continued cost saving measures and to reduce our operating costs and to help align with our previously stated strategic initiatives, we implemented additional headcount reductions wherein approximately 19% of our employee positions were eliminated. These headcount reductions are expected to result in a reduction of approximately $2.7 million of annual compensation costs. In March 2023, we incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, recorded as part of "Restructuring, severance and related costs" on our condensed consolidated statement of operations for the nine months ended September 30, 2023. For more information regarding restructuring, severance and related costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

	Three Months Ended September 30,
(In thousands, except outreach pool and percentages)	2023	2022	Change $	Change %
Revenue	$3,715	$2,843	$872	31%
Cash flow from operations	(1,814)	(8,305)	6,491	(78)

	Nine Months Ended September 30,
	2023	2022	Change $	Change %
Revenue	$9,204	$12,004	$(2,800)	(23)%
Cash flow from operations	(11,882)	(22,520)	10,638	(47)

	At September 30,
	2023	2022	Change	Change %
Effective outreach pool	9,377	4,163	5,214	125%

Our revenue for the three months ended September 30, 2023 was $3.7 million compared to $2.8 million for the same period in 2022, and $9.2 million for the nine months ended September 30, 2023 compared to $12.0 million for the same period in 2022. The increase in our revenue in the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an increase in our total average enrolled members during the three months ended September 30, 2023. The decrease in our revenue in the nine months ended September 30, 2023 compared to the same period in 2022 was primarily due to a decrease in total average enrolled members during the nine months ended September 30, 2023.

Our cash flow from operations for the three months ended September 30, 2023 was $(1.8) million compared to $(8.3) million for the same period in 2022, and $(11.9) million for the nine months ended September 30, 2023 compared to $(22.5) million for the same period in 2022. The improvement in our cash flow from operations during the three and nine months ended September 30, 2023 as compared to the same periods in 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.

Our effective outreach pool at September 30, 2023 was 9,377 compared to 4,163 at September 30, 2022. The increase in our effective outreach pool was due to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members with impactable cost threshold. In October 2023, our outreach pool decreased by 5,997 as a result of a health plan customer informing us of their intent not to continue using our services after February 2024. See discussion above under “Recent Developments - Customer Notification.”

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

One of our customer’s contracts includes a minimum guarantee aggregate invoices at agreed upon rates of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $0.2 million as of September 30, 2023, leaving $5.6 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue can be recognized.

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
Other Income (Expense), net

Other income (expense), net consists of gains and losses associated with changes in fair value of warrant liabilities and contingent consideration, write-off of debt issuance related costs and other assets, net gain related gain related to the write-off of an operating lease asset and liability upon early termination of the lease, and other miscellaneous income and expense items.

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$3,715	$2,843	$9,204	$12,004
Cost of revenue	1,040	1,436	2,691	6,488
Gross profit	2,675	1,407	6,513	5,516

Operating expenses:
Research and development	1,552	2,833	4,733	9,113
Sales and marketing	822	1,151	2,649	3,893
General and administrative	4,365	7,552	14,593	27,694
Restructuring, severance and related costs	—	934	457	934
Total operating expenses	6,739	12,470	22,432	41,634
Operating loss	(4,064)	(11,063)	(15,919)	(36,118)

Other income (expense), net	38	(1,241)	324	(3,213)
Interest expense, net	(2,392)	(440)	(6,009)	(2,996)
Loss before income taxes	(6,418)	(12,744)	(21,604)	(42,327)
Income tax (expense) benefit	—	(20)	80	(140)
Net loss	$(6,418)	$(12,764)	$(21,524)	$(42,467)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Commercial revenue	$1,216	$1,267	$(51)	(4)%	$3,133	$5,624	$(2,491)	(44)%
Percentage of commercial revenue to total revenue	33%	45%	(12)%		34%	47%	(13)%
Government revenue	$2,499	$1,576	$923	59%	$6,071	$6,380	$(309)	(5)%
Percentage of government revenue to total revenue	67%	55%	12%		66%	53%	13%
Total revenue	$3,715	$2,843	$872	31%	$9,204	$12,004	$(2,800)	(23)%

Total revenue increased $0.9 million, or 31%, in the three months ended September 30, 2023 compared to the same period of 2022 primarily due to an increase in average total enrolled members during the three months ended September 30, 2023. Total revenue decreased $2.8 million, or 23%, in the nine months ended September 30, 2023 compared to the same period of 2022 primarily due to a decrease in total average enrolled members during the nine months ended September 30, 2023.

The percentage of our revenue from commercial customers decreased to 33% for the three months ended September 30, 2023 compared to 45% for the three months ended September 30, 2022. The percentage of our revenue from government customers increased to 67% for the three months ended September 30, 2023 compared to 55% for the three months ended September 30, 2022. The percentage of our revenue from commercial customers decreased to 34% for the nine months ended September 30, 2023 compared to 47% for the nine months ended September 30, 2022. The percentage of our revenue from government customers increased to 66% for the nine months ended September 30, 2023 compared to 53% for the nine months ended September 30, 2022. These shifts in mix of revenues from commercial and government customers were mainly due to a larger decrease in commercial revenue compared to the change in government revenue during the three and nine months ended September 30, 2023 compared to the same periods in 2022.

As previously reported, in October 2023, we were notified by a health plan customer of its intent not to continue using our services after February 2024. This customer informed us that its decision was related to its change in strategy and not reflective of the performance or value of our services. For the three and nine months ended September 30, 2023, we billed this customer approximately $1.2 million and $3.1 million, respectively, representing 32.6% and 33.8%, respectively, of our total revenue for such periods. We do not expect the loss of this customer to have a material negative impact on our previously stated revenue expectations for fiscal year 2023 because this customer is expected to continue to use our services into February 2024. We also believe that reductions in revenue associated with the loss of this customer will be offset by revenue from new customers expected to begin to use our services in early 2024 based on our pipeline of active prospects. However, no assurances can be given that this will occur, and our revenue for future quarters could be lower due to the loss of this customer. See the risk factor titled “A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time,” in Item 1A of Part II of this report.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Cost of revenue	$1,040	$1,436	$(396)	(28)%	$2,691	$6,488	$(3,797)	(59)%
Gross profit	2,675	1,407	1,268	90%	6,513	5,516	997	18
Gross profit margin	72%	49%	23%		71%	46%	25%

Cost of revenue decreased $0.4 million, or 28%, in the three months ended September 30, 2023 compared to the same period of 2022. Cost of revenue decreased $3.8 million, or 59%, in the nine months ended September 30, 2023 compared to the same period of 2022. Such decreases were primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 and in March 2023 as we strategically implemented continued cost saving measures to reduce our operating costs as well as improve the operations of our member facing organization, and a decrease in provider costs.

Gross profit increased by $1.3 million and gross profit margin increased by 23% in the three months ended September 30, 2023 compared to the same period of 2022. Gross profit increased by $1.0 million and gross profit margin increased by 25% in the nine months ended September 30, 2023 compared to the same period of 2022. The increase in gross profit and gross profit margin in the three and nine months ended September 30, 2023 was primarily due to the effect of lower headcount and cost optimization initiatives we implemented throughout 2022 and in March 2023 as we strategically implemented continued cost saving measures to reduce our operating costs as well as improve the operations of our member facing organization, and a decrease in provider costs.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change	Change %	2023	2022	Change	Change %
Operating expenses:
Research and development	$1,552	$2,833	$(1,281)	(45)%	$4,733	$9,113	$(4,380)	(48)%
Sales and marketing	822	1,151	(329)	(29)	2,649	3,893	(1,244)	(32)
General and administrative	4,365	7,552	(3,187)	(42)	14,593	27,694	(13,101)	(47)
Restructuring, severance and related costs	—	934	(934)	(100)	457	934	(477)	(51)
Total operating expenses	$6,739	$12,470	$(5,731)	(46)	$22,432	$41,634	$(19,202)	(46)

Operating loss	$(4,064)	$(11,063)	$6,999	(63)%	$(15,919)	$(36,118)	$20,199	(56)%

Total operating expenses decreased by $5.7 million, or 46%, in the three months ended September 30, 2023 compared to the same period in 2022. The decrease in operating expenses was primarily due to:

•a $1.3 million decrease in our research and development costs, which was primarily related to a $0.5 million decrease in depreciation expense, a $0.4 million decrease in employee-related costs, a $0.3 million decrease in software related fees and a $0.1 million decrease in professional service costs;
•a $0.3 million decrease in our sales and marketing costs, which was primarily related to a decrease in employee related cost in our sales and marketing department;
•a $3.2 million decrease in our general and administrative costs, which was primarily related to a $2.3 million decrease in employee-related costs, a $0.3 million decrease in insurance related costs, a $0.2 million decrease in legal costs, a $0.2 million decrease in professional service costs and a $0.1 million decrease in software costs; and
•a $0.9 million decrease in restructuring, severance and related costs due to the workforce reduction implemented in August 2022. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Total operating expenses decreased by $19.2 million, or 46%, in the nine months ended September 30, 2023 compared to the same period in 2022. The decrease in operating expenses was primarily due to:

•a $4.4 million decrease in our research and development costs, which was primarily related to a $1.7 million decrease in employee-related costs, a $1.3 million decrease in depreciation expense, a $0.8 million decrease in software related fees and a $0.6 million decrease in professional service costs;
•a $1.2 million decrease in our sales and marketing costs, which was primarily related to a $1.0 million decrease in employee related cost in our sales and marketing department and a $0.2 million decrease in promotion related expenses;
•a $13.1 million decrease in our general and administrative costs, which was primarily related to a $9.3 million decrease in employee-related costs, a $1.0 million decrease in software costs, a $1.0 million decrease in insurance related costs, a $0.7 million decrease in professional service costs, a $0.5 million decrease in restructuring and severance related expenses, a $0.2 million decrease in travel and entertainment costs and a $0.2 million decrease in occupancy related costs; and
•a $0.5 million decrease in our restructuring, severance and related costs due to the workforce reduction implemented in August 2022 compared to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other Income (Expense), net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Other income (expense), net	$38	$(1,241)	$1,279	103	$324	$(3,213)	$3,537	110%
Other income, net for the three months ended September 30, 2023 was $0.04 million compared to other expense, net of $1.2 million for the same period in 2022. Other income, net for the nine months ended September 30, 2023 was $0.3 million compared to other expense, net of $3.2 million for the same period in 2022. The $0.04 million of other income, net, for the three months ended September 30, 2023 was related to a gain resulting from a change in the fair value of warrant liabilities and the $1.2 million of other expense, net for the three months ended September 30, 2022 was primarily related to debt termination costs. The $0.3 million of other income, net for the nine months ended September 30, 2023 was primarily related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees. The $3.2 million of other expense, net for the nine months ended September 30, 2022 was primarily related to $3.3 million of debt termination costs, partially offset by a $0.1 million gain related to a change in the fair value of warrant liabilities.
Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Interest expense, net	$(2,392)	$(440)	$(1,952)	(444)%	$(6,009)	$(2,996)	$(3,013)	(101)%
The $2.0 million and $3.0 million increase in interest expense, net for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022 was primarily due to a higher average total outstanding loan balance during the three and nine months ended September 30, 2023, as well as higher amount of accretion of debt discount to interest expense and higher weighted average interest rate for the three and nine months ended September 30, 2023 compared to the same periods in 2022.
Income Tax (Expense) Benefit

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2023	2022	Change $	Change %	2023	2022	Change $	Change %
Income tax (expense) benefit	$—	$(20)	$20	100%	$80	$(140)	$220	157%
Income tax benefit of $0.08 million for the nine months ended September 30, 2023 was primarily related to a reversal of accrued estimated income taxes. Income tax expense of $0.02 million and $0.1 million for the three and nine months ended September 30, 2022, respectively, was primarily related to state income taxes.

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

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2023, our total cash and restricted cash was $9.2 million and we had working capital of approximately $1.5 million. For the nine months ended September 30, 2023, our average monthly cash burn rate from operations was $1.3 million.

On November 14, 2023, the Notes Conversion, the Public Offering and the Private Placement were completed. All amounts we owed under outstanding Keep Well Notes, other than $2.0 million, was converted into shares of our common stock, we raised net proceeds of $5.5 million, and $6.0 million of restricted cash was reclassified as unrestricted cash. An aggregate of $2.0 million of secured debt is outstanding under a Keep Well Note, which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. See “Overview—Recent Developments—Public Offering, Private Placement and Notes Conversion,” above.

Throughout 2022 and in March 2023, as part of our continued cost saving measures to reduce our operating costs and to better align with our previously stated strategic initiatives, we implemented a number of reduction in workforce and vendor cost optimization plans. We began to realize the effect of these cost saving measures and we expect cost savings to be realized in the remainder of 2023 and beyond, including a decrease in our operating costs and an improvement in our average monthly cash flow from operations. The cost optimization plans were necessary to right size our business commensurate with our current customer base.

In addition to revenue from business operations, since April 2022, our primary source of working capital has been borrowings under the Keep Well Agreement. As of the date of this report, no more funds can be borrowed under the Keep Well Agreement, and we have no other sources of capital in place.

Regardless of our success in raising additional capital, we expect our cash on hand as of September 30, 2023, together with the cash raised in the Public Offering and the reclassification of $6.0 million from restricted cash to unrestricted cash in connection with the completion of the Private Placement, will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.

Management plans to continue to execute on its strategy by continuing to (i) explore other sources of capital with either debt or equity financing for future liquidity needs; (ii) manage operating costs by strategically pursuing cost optimization initiatives; and (iii) pursue executing our growth strategy by (a) expanding sales and marketing resources to acquire new and diverse customers across major health plans, value based provider groups and self-insurance employers; (b) executing on our better market penetration strategy by providing full scale customized behavioral health solutions, addressing customer needs across all member acuity levels while mitigating vendor fatigue by becoming a principal customer partner; (c) leveraging our AI technology and new predictive algorithms to improve identification and outreach, create more efficiencies, enhance coaching solutions and create more proof points; and (d) opportunistically pursuing partnerships that will accelerate growth.

We will need additional capital to successfully execute our growth strategy. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. In addition, under the securities purchase agreement we entered into in connection with the Public Offering, we are generally prohibited from issuing shares of our common stock or common stock equivalents for capital raising purposes through May 12, 2024; however, from and after February 12, 2024, we may issue shares of our common stock or common stock equivalents for capital raising purposes if the per share price is $0.60 or greater. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amount outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled “We expect to continue to incur substantial operating losses” and “We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future” in Item 1A. Risk Factors, Part II of this report.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(11,882)	$(22,520)
Net cash used in investing activities	(196)	(1,004)
Net cash provided by (used in) financing activities	11,592	(30,488)
Net decrease in cash and restricted cash	$(486)	$(54,012)

Net cash used in operating activities during the nine months ended September 30, 2023 was $11.9 million compared with $22.5 million during the same period in 2022. The year over year improvement in our cash flow from operations during the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.
Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023 compared with $1.0 million in the same period of 2022. The $0.2 million and $1.0 million of net cash used in investing activities for the nine months ended September 30, 2023 and 2022, respectively, was primarily related to capitalized software development costs.

Net cash provided by financing activities was $11.6 million for the nine months ended September 30, 2023 compared with net cash used in financing activities of $30.5 million for the nine months ended September 30, 2022. The $11.6 million of net cash provided by financing activities for the nine months ended September 30, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement and $6.0 million of cash proceeds received in escrow under the Keep Well Agreement and held in a separate account (as discussed in Notes 2 and 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), partially offset by $1.8 million of financed insurance premium payments. Net cash used in financing activities of $30.5 million for the nine months ended September 30, 2022 was primarily related to $39.2 million of repayments made on outstanding promissory notes issued in 2019 and 2020, $2.3 million of payments made on our financed insurance premiums and $2.2 million of dividend payments made on our Series A Preferred Stock, partially offset by $11.0 million of proceeds from the issuance of Keep Well Notes and $3.3 million of net proceeds received from common stock issued in an offering.

As a result of the above, our total cash and cash equivalents, including restricted cash of $6.0 million, was $9.2 million as of September 30, 2023.

Debt

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.
●	We have incurred significant losses since our inception and may be unable to obtain additional funds before we achieve positive cash flows.
●	Our programs and solutions may not be as effective as we believe and may not achieve broad market acceptance and announcements of disappointing results may lead to declines in the market prices of our securities.
●	Our business currently depends upon a few large customers; during 2021, we lost two of such customers, and in October 2023, a large customer provided a notice of its intent to cease using our services in February 2024, and any further loss would have a material adverse effect on us.
●	We have $2.0 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.
●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, is currently subject to restrictions on transfer contained in our charter and has limited voting rights.
●	Our largest stockholder controls approximately 73% of our outstanding common stock and beneficially owns approximately 94% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.
●	We are subject to ongoing litigation and may be subject to future litigation, any of which could result in substantial liabilities.
●	Our common stock may be delisted by Nasdaq.
●	The price of our common stock and preferred stock may be volatile.
●	The market prices for our common stock and preferred stock may be adversely impacted by future events.
●	Our certificate of incorporation, bylaws and Delaware law have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Risk Factors
Risks related to our business

We expect to continue to incur substantial operating losses.

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At September 30, 2023, our cash and restricted cash was $9.2 million and we had working capital of approximately $1.5 million. We had an average monthly cash burn rate of approximately $1.3 million for the nine months ended September 30, 2023 and could continue to incur negative cash flows and operating losses for the next twelve months.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We will require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations. Additionally, if we add more health plans than budgeted, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider raising additional capital.

We do not know whether additional funding will be available to us when needed on acceptable terms or at all. If adequate funds are not available or are not available on acceptable terms, we may need to downsize, curtail program development efforts or halt our operations altogether. There can be no assurance that any such financing will be available to us when needed on acceptable terms or at all.

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

We have $2.0 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”), dated as of April 15, 2022 (as amended to date, the “Keep Well Agreement”). Acuitas Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. As of the date of this report, we have $2.0 million in principal amount of secured debt outstanding under the Keep Well Agreement. The Keep Well Agreement includes customary events of default for a first priority senior secured debt facility. In the event of default under the Keep Well Agreement, Acuitas and the collateral agent under the Keep Well Agreement would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), restrictions on the operation of our business would spring into effect, and Acuitas would have no obligation to fund any future borrowings under the Keep Well Agreement. A default under the Keep Well Agreement would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of Acuitas, in its capacity as a secured creditor, on our assets.

See also “Acuitas Group Holdings, LLC owns approximately 73% of our outstanding common stock and beneficially owns approximately 94% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 10 in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

The amounts we borrow under the Keep Well Agreement bear interest at a variable rate which could cause our outstanding indebtedness to increase significantly.

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. The 30 day tenor Term SOFR Reference Rate has steadily increased in the past year. At September 30, 2023, we had a cumulative total of $3.7 million of accrued paid-in-kind interest on the Keep Well Notes, of which $1.2 million and $3.1 million were related to the three and nine months ended September 30, 2023, respectively. The effective weighted average interest rate for the Keep Well Notes was 20.73%. As noted above, as of the date of this report, there is $2.0 million in the aggregate outstanding under Keep Well Notes. Accrued interest on the principal amount of Keep Well Notes is added to principal, which either we will be required to repay on the maturity date, May 14, 2026, or, if converted into shares of our common stock, will result in additional dilution to our stockholders. See Note 10 and Note 14 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for more information.

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

Three customers accounted for an aggregate of approximately 93% and 95% of our total revenue for the three months ended September 30, 2023 and 2022, respectively. Three customers accounted for an aggregate of approximately 92% and 93% of our total revenue for the nine months ended September 30, 2023 and 2022, respectively.

Also, two customers represented 100% of our total accounts receivable as of September 30, 2023 and three customers represented 95% of our total accounts receivable as of December 31, 2022.

In February 2021, we received a termination notice from our then largest customer. In August 2021, we received a termination notice from another large customer of their intent not to continue the program past December 31, 2021. As of December 31, 2021, members from these two customers have completed their participation in the program.

In October 2023, we received a notice from a large customer of its intent not to continue using our services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that the notification was related to the customer’s change in strategy and not reflective of the performance or value of our services.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, as we experienced during fiscal year 2021, as described above, and which have adversely affected our business and financial condition and results, and the notice we received in October 2023, as described above. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

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

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel could have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Condensed Consolidated Financial Statements, in Part I, Item 1, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 73% of our outstanding common stock and beneficially owns approximately 94% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

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

Claims asserted against us for violation of securities laws, whether or not such claims have any merit, are costly to defend and could result in significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

We offered and sold shares of our Series A Preferred Stock in offerings registered under the Securities Act. In February 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174, on behalf of a putative class of all purchasers of our Series A Preferred Stock in such offerings. The action was brought against us, our officers and directors, and the investment banking firms that acted as underwriters for the offerings. The plaintiff asserted causes of actions alleging that we violated the federal securities laws in connection with the offerings based upon allegations that statements made regarding the growth of our customer base and expansion of our program with health plan customers were false or misleading. We believe that the allegations of falsity lack merit and that we have meritorious defenses, and we intend to defend against the action vigorously.

In addition, one beneficial owner of our Series A Preferred Stock has informally indicated that it may consider one or more claims against us based upon statements in the prospectuses related to the offering of our Series A Preferred Stock regarding the segregated account that was funded with a portion of the proceeds received from such offerings to pre-fund dividend payments on our Series A Preferred Stock in light of the action of our board of directors in April 2023 to make such funds available for general corporate purposes after considering its fiduciary duties to our common stockholders and other relevant factors. Such beneficial owner of our Series A Preferred Stock has also informally alleged that statements in the prospectuses related to the offering of our Series A Preferred Stock with respect to the right of holders of our Series A Preferred Stock to elect individuals to our board of directors if dividends on our Series A Preferred Stock have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends were false or misleading. To date, such beneficial owner has not specified damages or remedies it would seek if it were to assert any such claims. Others with interests in the Series A Preferred Stock may assert similar claims. We believe that any such claims would be without merit and subject to meritorious defenses. However, any claim alleging any violation of securities laws, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements (regardless of a claim’s merit) in any legal dispute may result in materially adverse monetary damages or injunctive relief against us.

An extended curtailment or halt of operations at the SEC and other government agencies, including due to a U.S. federal government shutdown, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and our ability to raise additional capital.

Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. If lawmakers cannot pass a continuing resolution or a new federal budget by November 17, 2023, another federal government shutdown would begin. A federal government shutdown could prevent staff at federal agencies from performing key functions that may adversely affect our business. For example, a government shutdown could prevent SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. If a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities in the future. If a prolonged U.S. government shutdown or other event or condition occurs that prevents government and other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.

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

At September 30, 2023, our total liabilities was $25.4 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

Our Series A Preferred Stock is quoted on the OTC Markets, which could limit investors’ liquidity and ability to trade in our Series A Preferred Stock.

Our Series A Preferred Stock is quoted on the OTC Markets. The OTC Markets provides significantly less liquidity than a listing on the Nasdaq Stock Markets or other national securities exchange. Securities quoted on the OTC Markets are traded by a community of market makers that enter quotes and trade reports. This market is limited in comparison to the national stock exchanges and any prices quoted may not be a reliable indication of the value of our Series A Preferred Stock. Quotes for stocks included on the OTC Markets are not listed in the financial sections of newspapers as are those for the Nasdaq Stock Market or the NYSE. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain.

Trading on the OTC Markets as opposed to a national securities exchange has resulted and may continue to result in a reduction in some or all of the following: (a) the liquidity of our Series A Preferred Stock; (b) the market price of our Series A Preferred Stock; (c) the number of market markers in our Series A Preferred Stock; (d) the availability of information concerning the trading prices and volume of shares of our Series A Preferred Stock; and (e) the number of broker-dealers willing to execute trades in shares of our Series A Preferred Stock. Each of the foregoing could have a material adverse effect on the price of our Series A Preferred Stock.

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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this report or in the 2022 10-K were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our Board of Directors may deem relevant from time to time. We cannot assure you that we will have sufficient cash or “surplus” to pay the cash dividends on the Series A Preferred Stock. In addition, our Board of Directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock for the quarters ended May 31, 2022, August 31, 2022, November 30, 2022, February 28, 2023, May 31, 2023 and August 31, 2023. On April 19, 2023, approximately $4.5 million that the Company maintained in a segregated account to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022 was made available for general corporate purposes and was classified as unrestricted cash on the Company’s consolidated balance sheet. Our Board of Directors deemed the foregoing to be in the best interests of the Company and its common stockholders in light of the Company’s current and anticipated financial condition and outlook, and after considering its fiduciary duties to the Company’s common stockholders and other relevant factors.

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

The voting rights of a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Other than the limited circumstances described in the Certificate of Designations establishing the Series A Preferred Stock and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. In addition, if dividends on the Series A Preferred Stock have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the holders of the Series A Preferred Stock, will have the right, voting separately as a single class, to elect two individuals to our Board of Directors. Such director election right commenced on August 31, 2023 since we did not pay the dividend payable on that date or any currently unpaid dividend. See “Risks related to our common stock—The holders of our Series A Preferred Stock have the right to elect two directors to our board of directors,” below.

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

Acuitas Group Holdings, LLC owns approximately 73% of our outstanding common stock and beneficially owns approximately 94% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the date of this report, 20,036,780 shares of our outstanding common stock were owned by, and 124,850,067 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 73% of our outstanding common stock and the beneficial ownership of approximately 94% of our common stock. The foregoing number of shares beneficially owned by Acuitas Group Holdings, LLC and the corresponding percentage assumes the conversion of $2.0 million of the outstanding Keep Well Note at a conversion price of $0.60 per share (with any additional accrued interest paid in cash) and includes the following securities: (a) 9,027,395 shares of our common stock that will be issued to Acuitas in respect of the conversion of the Keep Well Notes effected on November 14, 2024 upon the effectiveness of stockholder approval, which is expected to occur within 60 days of this report, (b) an additional 9,027,395 shares of our common stock that will be subject to the warrant issued to Acuitas in connection with such conversion upon the effectiveness of stockholder approval, which is expected to occur within 60 days of this report, (c) 3,333,334 shares of common stock issuable upon exercise of a warrant that would be issued upon conversion of the $2.0 million of the outstanding Keep Well Note, and (d) 54,999,999 shares of common stock issuable upon exercise of the pre-funded warrant and warrant issued to an affiliate of Acuitas Group Holdings, LLC, on November 14, 2024. The $0.60 conversion price described in the preceding sentence and the exercisability of the warrants described in clause (d) in the preceding sentence are subject to the effectiveness of stockholder approval, which is expected to occur within 60 days of this report. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our common stock is traded on The Nasdaq Capital Market under the symbol “OTRK.” The Nasdaq Capital Market requires that listed companies have: (x) stockholders' equity of at least $2.5 million; (y) a market value of listed securities of at least $35 million; or (z) net income from continuing operations of $500,000 in the company’s most recently completed fiscal year or in two of the three most recently completed fiscal years. Our stockholders’ equity at June 30, 2023 was approximately $0.75 million and we did not meet either of the two alternative compliance standards described in clause (y) and (z). On August 15, 2023, we received a letter from Nasdaq informing us that we did not meet the $2.5 million in stockholders’ equity requirement for continued listing as of June 30, 2023. That letter had no immediate impact on the listing of our common stock on The Nasdaq Capital Market.

In accordance with Nasdaq listing rules, we had 45 calendar days, or until September 29, 2023, to submit a plan to regain compliance with the stockholders’ equity requirement, which we submitted for the Nasdaq staff’s consideration on October 2, 2023. The Nasdaq staff has been processing our plan of compliance consistent with its discretion to extend the deadline for up to an additional five calendar days. Our plan of compliance indicates that upon closing of the public offering that closed on November 14, 2023, our stockholders’ equity will increase to substantially above $2.5 million, taking into account the conversion of the Keep Well Notes in the Notes Conversion. Nasdaq may grant us an extension period of up to 180 calendar days from the date of the notice we received on August 15, 2023 (or through February 11, 2024) to regain compliance with the stockholders’ equity requirement, and we believe that we will be able to demonstrate compliance upon closing of the public offering that closed on November 14, 2023. If for any reason Nasdaq does not accept our plan of compliance and determine that we demonstrated compliance upon closing of the public offering, or if we are unable to regain compliance within any extension period granted by Nasdaq, Nasdaq would be required to issue a delisting determination. We would at that time be entitled to request a hearing before a Nasdaq Hearings Panel to demonstrate our compliance (or present our plan to regain compliance) to request a further extension period to regain compliance if necessary. The request for a hearing would stay any delisting action with respect to our common stock by Nasdaq.

In addition, on October 13, 2023, we received a letter from Nasdaq indicating that we no longer meet the minimum bid price requirement set forth in Nasdaq listing rules because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. That letter has no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Under Nasdaq listing rules, we have a 180-calendar day period, or until April 10, 2024, to regain compliance with the minimum bid price requirement. The minimum bid price requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10-day period. If we do not regain compliance by April 10, 2024, we may be eligible for an additional 180-calendar day period, subject to satisfying the conditions in the applicable Nasdaq listing rules based on our most recent public filings and market information at that time and we notify Nasdaq of our intent to cure the deficiency related to the minimum bid price requirement by effecting a reverse stock split if necessary. We are monitoring the closing bid price of our common stock and will consider options to regain compliance with the minimum bid price requirement. However, there can be no assurance that we will be able to regain compliance with the minimum bid price requirement.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on the Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, was approximately $2.0 million. Mr. Peizer owns and controls Acuitas and, on March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. On March 1, 2023, Nasdaq requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. On each of May 12, 2023 and June 30, 2023, the Nasdaq staff requested certain supplemental information from us. We responded to each of those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

In connection with the public offering and the concurrent private placement that closed on November 14, 2023 and the securities issuable in connection with the conversion of the Keep Well Notes effected in the Notes Conversion, we submitted listing of additional shares applications to Nasdaq in accordance with Nasdaq listing rules. Current Nasdaq staff practice is not to accept or reject listing of additional shares applications before the closing of a public or private offering. We believe that the issuances of securities in the public offering, in the concurrent private placement and in connection with the Notes Conversion are all compliant with Nasdaq listing rules. However, Nasdaq could assert that as a result of one or more of these securities issuances, we are not in compliance with Nasdaq’s listing rules. For example, Nasdaq could assert that the exercise price reset and share adjustment provisions in the warrants sold in the public offering and/or in the concurrent private placement mandate a delisting determination unless such provisions are modified. Should that occur, we would need to obtain (a) with respect to the warrants sold in the public offering, the consent of the holders of warrants representing at least a majority of the shares of common stock underlying the warrants then outstanding and each investor in the public offering who purchased at least $1.75 million of securities at the closing of the offering, and (b) with respect to the warrant issued to Acuitas in the concurrent private placement, the consent of Acuitas, for any modifications. The failure to obtain such consent(s) could result in the delisting of our common stock.

If our common stock is delisted by Nasdaq, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, then we could face significant material adverse consequences, including: (a) less liquid trading market for our securities; (b) more limited market quotations for our securities; (c) determination that our common stock is a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities; (d) more limited research coverage by stock analysts; (e) loss of reputation; and (f) more difficult and more expensive equity financings in the future.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of September 30, 2023, approximately 2.0 million outstanding shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or effectuation of a reverse stock split, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of

September 30, 2023, we had outstanding options to purchase 1,177,839 shares of our common stock at exercise prices ranging from $2.16 to $519.42 per share and warrants to purchase 7,082,788 shares of our common stock at exercise prices ranging from $0.06 to $82.08 per share. Also, as of September 30, 2023, we had a total of 120,949 unvested RSUs outstanding. We may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy, in connection with acquisitions, to adjust our ratio of debt to equity, to satisfy our obligations upon the exercise of outstanding warrants or options or for other reasons.

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

The holders of our Series A Preferred Stock have the right to elect two directors to our board of directors.

Under the terms of the certificate of designation establishing our Series A Preferred Stock, if dividends on our Series A Preferred have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our board of directors will be increased by two, and the holders of our Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We did not pay the dividends on our Series A Preferred Stock payable in each of May 2022, August 2022, November 2022, February 2023, May 2023 and August 2023. Accordingly, such director election right described above commenced on August 31, 2023.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.    Defaults Upon Senior Securities
Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board of Directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $15.3 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

(a) As previously reported, in March 2023, the Company’s Board of Directors appointed Brandon H. LaVerne, age 51, as Interim Chief Executive Officer of the Company effective immediately. Mr. LaVerne had served as the Company’s Co-President and Chief Operating Officer since June 27, 2022 and continued to serve as Chief Operating Officer after being appointed as Interim Chief Executive Officer but ceased serving as Co-President. From March 2020 until June 27, 2022, Mr. LaVerne served as the Company’s Chief Financial Officer. On November 16, 2023, the Company’s Board of Directors appointed Mr. LaVerne as Chief Executive Officer of the Company. Mr. LaVerne also continues to serve as Chief Operating Officer. Mr. LaVerne’s biographical information is in the Company’s definitive proxy statement on Schedule 14A filed with the SEC on July 25, 2022. Mr. LaVerne was not appointed as the Company’s Chief Executive Officer pursuant to any arrangement or understanding with any other person, and Mr. LaVerne has no family relationships with any current director, director nominee, or executive officer of the Company.

(b) None.

(c) Under SEC rules and regulations, as a smaller reporting company, we are not required to provide the information required by this item in this report.

Item 6.    Exhibits

Exhibit No.	Description

4.1
Form of Pre-Funded Common Stock Purchase Warrant issued in the Offering on November 14, 2023 (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).

4.2	Form of Common Stock Purchase Warrant issued in the Offering on November 14, 2023 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on November 15, 2023).
4.3
Pre-Funded Common Stock Purchase Warrant issued to Humanitario Capital LLC on November 14, 2023 (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed with the SEC on November 15, 2023).

4.4
Common Stock Purchase Warrant issued to Humanitario Capital LLC on November 14, 2023 (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed with the SEC on November 15, 2023).

10.1
Letter Agreement dated August 7, 2023, between Ontrak, Inc., Acuitas Capital LLC and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on August 10, 2023).

10.2
Fifth Amendment to Master Note Purchase Agreement, dated as of October 31, 2023, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 2, 2023).

10.3
Support Agreement, dated as of October 31, 2023, by and among Ontrak, Inc. and Acuitas Group Holdings, LLC and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on November 2, 2023).

10.4
Letter Agreement dated November 9, 2023, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).

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

ONTRAK, INC.

Date: November 20, 2023	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)