Form 10-K
period 2023-12-31
Ontrak, Inc.
filed 2024-04-16
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

333 S. E. 2nd Avenue, Suite 2000
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
As of June 30, 2023, the last business day of the registrant’s second fiscal quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was $8,142,696 based on the $2.82 closing sales price of the common stock on The NASDAQ Capital Market on that date (adjusted for the 1:6 reverse stock split effected on July 27, 2023).

As of April 9, 2024, there were 47,667,342 shares of the registrant’s common stock outstanding.

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

PART I
Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements, including, without limitation, those relating to our future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part I of this Annual Report on Form 10-K, that may affect the operations, performance, development and results of our business. Our actual results may differ materially from those discussed due to such risks, uncertainties and assumptions. New risks emerge from time to time, and it is not possible for us to predict which new risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We caution you not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

ITEM 1.    BUSINESS
Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) was incorporated in the State of Delaware on September 29, 2003. Ontrak was founded with a passion for engaging with and helping improve the health and save the lives of anyone impacted by behavioral health conditions through our Wholehealth+ solution. We are an artificial intelligence (“AI”)-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our integrated, technology-enabled solutions are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who may not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaches who address the social and environmental determinants of health. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
We operate as one segment in the United States and we contract with leading national and regional health plans and other at-risk payors to make our solutions available to eligible members.

Our Market
The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. Individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of the total healthcare costs. A recent analysis in Milliman's research report titled “How do individuals with behavioral health conditions contribute to physical and total healthcare spending?” dated August 13, 2020 (the "Milliman research report") found that for the high-cost behavioral health population, who typically have multiple chronic medical comorbidities, insignificant amounts are spent on needed behavioral healthcare. This unaddressed situation not only negatively impacts the lives of these individuals, but also significantly contributes to avoidable spending on healthcare costs associated with their chronic medical comorbidities. As unmanaged chronic conditions worsen over time, avoidable emergency department and inpatient costs are incurred. As such, engaging this population not only offers health plans a much greater cost savings opportunity compared to lower acuity populations, but also the opportunity to improve the lives and outcomes of their most vulnerable members.
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
Mental Health America, a large community-based nonprofit dedicated to addressing the needs of those living with mental illness and promoting mental health, indicates in its 2023 report titled “The State of Mental Health in America” that 21% of adults in the United States of America are impacted by mental illness, which is equivalent to over 50 million Americans, of which over half of these adults do not receive any treatment and that approximately 28% of these adults with mental illness were not able to receive the treatment they needed and that this number has not declined since 2011. When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. For the members we seek to engage in our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs associated with their chronic medical conditions are significant as most patients with behavioral health conditions do not receive the appropriate treatment they need for other existing medical conditions.
Our Solution
Our business strategy is to deliver proven, evidence-based clinical and financial outcomes to health plans for their members with unaddressed behavioral conditions that worsen other medical comorbidities. We do this by offering our Wholehealth+ solution, which consists of Ontrak Identify, Ontrak Outreach, Ontrak Engage and Ontrak Access. These solutions enable identifying, engaging and treating these members through our technology-enabled program that focuses on the intersection between behavioral health, physical health and social health. Our advanced AI-supported intervention platform provides enhanced identification, engagement, digital indicators and treatment processes to improve the overall program efficacy and visibility, which provides greater flexibility to tailor treatment for a more personalized and effective behavior health solution designed to address the needs of our members throughout their care journey.
Ontrak is pioneering a new approach to behavioral healthcare, one that infuses AI services into every step of a members' behavioral health journey. The result is an industry-leading Advanced Engagement System, and measurement feedback system, that optimizes program eligibility, member outreach, coaching interaction, provider visits, interoperability of data, and outcomes.
The Company’s identification process includes the ability to customize outreach based on prediction of case complexity, readiness to engage, highest cost to health plans, inappropriate use of hospitalization and gaps in care. The engagement process will enable Ontrak to predict probability of contact based on the member’s preferences, optimal matching of members and coaches, and optimal matching of members and providers. Additionally, digital care indicators will highlight to care coaches when a member is at risk and new mobile experiences will trigger a signal for encouragement when a member is likely to disengage. Treatment will be enhanced by natural language processing of care coach notes and provider visit transcripts, so that these can be rapidly shared between care coaches and providers for valuable engagement signals and real time action throughout the member’s journey. Ontrak’s engagement process is enhanced through 6- and 12-month behavioral health check-ins after graduation to feed the algorithms, inform training, and continuously improve program efficacy. By using end to end AI services across every member’s behavioral health journey, Ontrak can provide payers and providers with better coordinated and easier to measure care.

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
We believe the benefits of Ontrak program include improved clinical outcomes and decreased costs for the payor, as well as improved quality of life for the member. We provide outcomes reporting to payors on a periodic basis to demonstrate the value of the program. The following provides a summary of the four distinct solutions we offer, which in the aggregate represent Wholehealth+:
Ontrak Identify

Ontrak Identify provides the market with our proprietary AI-enabled predictive algorithms and imputed diagnoses to find those members who are hardest to reach for our prospect base. We specifically focus on members with anxiety, depression and/or substance use disorder(s) by using AI and predictive modeling, applying claims-based analytics to identify health plan members with medical costs that may be impacted through behavioral health treatment with the Ontrak program. We uncover deep, predictive attributes, leveraging advanced data analytics using variety of different features relating to co-occurring medical conditions to identify individuals with unaddressed behavioral health conditions, even absent a diagnosis, that cause or exacerbate chronic medical disease. These members may or may not be diagnosed with a behavioral condition. Whether these members remain in the Ontrak program, or are referred back to our customers for their follow up and treatment, we believe there is value in tailoring solutions to meet the particular needs of each customer.
Ontrak Outreach
Ontrak Outreach leverages our best-in-class member enrollment specialists and evidence-based outreach approaches to reach and enroll new members into a plan’s existing offerings. Ontrak has developed superior enrollment expertise through years of successful refinement. Whether we enroll members in Ontrak’s Wholehealth+ or Ontrak Engage or use our expertise to enroll members in our customers’ existing, non-Ontrak programs, there is value in tailoring solutions to meet the particular needs of each customer.
In September 2023, we announced the successful deployment of Axiom Systems TransSend Core EDI Gateway, a cutting-edge solution that not only simplifies the process of managing electronic data interchange (EDI) exchanges with trading partners while complying with federal requirements and best industry practices, but also enables Ontrak to leverage advanced analytics and AI to identify and engage members who need our care the most and improve our data quality and integrity, resulting in faster and more accurate AI-based member identification, outreach, engagement and behavioral healthcare provider access.
With the combination of our AI driven identification of potential members and person-centered outreach methodology, on average, we successfully enroll approximately 48% of eligible and identified members into the Ontrak program.
Ontrak Engage
Ontrak Engage is our cutting-edge coaching model which includes evidence-based techniques and consistent coaching sessions that drive meaningful behavior change. We offer this solution for populations across all acuity levels, with flexibility to support members’ specific needs. Our partnership with a leading AI natural language processing platform now enhances our coaches’ effectiveness through real-time insights on how they engage with members. Whether we provide coaching, or marry it with access to our top-notch provider network, there is value in tailoring solutions to meet the particular needs of each customer.
With behavioral health concerns on the rise, and with social detriments and access barriers continuing to impact how and when these individuals seek care, it has never been more important to engage members who need help. Health plans struggle to effectively engage high-cost members with unaddressed behavioral health issues and chronic disease. Ontrak conducts smarter, more effective outreach on behalf of the health plans through its proven approach to engage costly, complex populations with unaddressed behavioral conditions and chronic disease.
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
Ontrak Access

Ontrak Access gives customers the opportunity to develop and monitor their behavioral health networks and improve access and availability, whether or not paired with Ontrak Engage or other components of our program. In May 2023, the Company achieved certification as a Credentials Verification Organization ("CVO") by the National Committee for Quality Assurance ("NCQA") for the element of license to practice, which further allows customers to delegate credentialing to Ontrak as needed. Ontrak Access provides a robust network of over 7,900 contracted providers in 45 states, real-time referrals with appointments within 1-2 weeks, and measurable outcomes driven by coordinated care team collaboration around treatment plan, medication adherence and goal achievement.

Each of the four segmented products described above builds upon our strengths in each area, the whole of which forms the basis for our Ontrak WholeHealth+ comprehensive solution that is still available. We believe that these customized solutions, each with their own pricing model, give us and our potential prospects the flexibility to design the most relevant and effective programs for their members.

Our Marketing Strategy

We are currently marketing our Ontrak solutions to payors with flexible fee structure, which includes, monthly enrollment fee or fee for service basis, which would also be combined with a shared savings rate.
We market our traditional Wholehealth+ solution, which focuses on the 2-4% of members who are lost to care, have high-cost thresholds, and chronic physical conditions with un- or under-addressed behavioral health needs, which our coaching and therapy model has been proven to address. However, we believe we can help health plan payors, value-based providers, and self-insured employers in their support and care for all of their members with each component of our solutions.

How Whole-Person Care Delivers Meaningful Outcomes That Last
In mid-2021, we presented a landmark behavioral study of the real-world impact of the Ontrak program, called the "Treatment Effect of the Ontrak Program" (the "Treatment Effect Study") at the American Health Insurance Plans event. In December 2022, the Treatment Effect Study was published in the prestigious American Journal of Managed Care. The Treatment Effect Study reviewed healthcare utilization and costs over a 36-month period and compared the outcomes for Ontrak graduates to a propensity-matched group of individuals who were eligible to enroll but did not. The Treatment Effect Study demonstrated our program's ability to effectively help health plans engage hard-to-reach populations and reduce costs by reducing avoidable inpatient utilization and increasing use of productive, preventive care. Health plans saw the following results for each Ontrak graduate in the study:

•$485 per member per month savings, on a statistically significant, difference in difference basis, durable 24     months post-enrollment
•66% reduction in avoidable inpatient utilization
•50% increase in preventive care services

The Treatment Effect Study demonstrates that Ontrak's behavioral health interventions work over the long-term, resulting in better outcomes for members and significant cost-savings for payors, and should be integrated as a critical component of healthcare plans.

In October 2023, the Company announced the preliminary results of a formal evaluation conducted to assess the impact of Ontrak WholeHealth+ program on one of its health plan customer's Medicaid members' medical costs, which showed achievement of $750 per member per month cost savings for its graduated members with the WholeHealth+ program. Preliminary results of this 36-month retrospective observational study have shown statistically significant savings of all-cause medical costs over 24 months of $750 per member per month among our treated group compared with matched controls. This outcome underscores the remarkable effectiveness of the WholeHealth+ program in reducing healthcare expenditures while improving patient outcomes. It also adds results for Medicaid members in addition to previously measured Medicare and Commercial member savings of $485 per member per month as part of Ontrak’s independently validated 2021 Treatment Effect Study discussed above.

We have validated, durable medical claims savings and ROI outcomes across all lines of business, including Medicare, Medicaid and commercial health plan members. In addition to medical claims savings, our members, once enrolled, increase preventive and managed care utilization, closing gaps in care, thereby becoming more self-sustaining individuals. We have been able to evidence clinical improvements of our members with the implementation of the tracking of our member’s PHQ-9 and GAD-7 scores over the course of our program. In September 2023, the results of our 9-month post baseline follow-up behavioral health study, leveraging industry-recognized PHQ-9 and GAD-7 assessments, have shown 60% clinically significant (i.e. five point) reduction in anxiety symptoms and 53% clinically significant reduction in depressive symptoms among assessed members.

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

Recent Business Developments

Over the last two years, our management has approved multiple restructuring plans as part of management's continued cost saving measures in order to reduce our operating costs, optimize our business model and help align with our previously stated strategic initiatives. In furtherance of the restructuring plans:

•In August 2022, approximately 34% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $7.7 million and in annual third party costs of approximately $3.0 million.

•In March 2023, approximately 19% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.7 million.

•In February 2024, approximately 20% of our employee positions were eliminated, which is expected to result in a reduction of annual compensation costs of approximately $2.2 million. The headcount reductions were completed during March 2024.

On October 10, 2023, we were notified by a health plan customer of its intent not to continue using our services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that the notification was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services.
Regulatory Matters
The healthcare industry is highly regulated and continues to undergo significant changes. Healthcare companies are subject to extensive and complex federal, state and local laws, regulations and judicial decisions. For more information about regulatory matters, see discussion under "Risks related to our healthcare industry" in Item 1A - Risk Factors of this Form 10-K.
Human Capital Resources
As of December 31, 2023, we had a total of 104 employees, which included 102 full-time, two part-time employees, and represented a 13% year-over-year decrease in our total employee headcount, reflecting the reduction in workforce discussed above. A majority of our employee base is comprised of care coaches, member engagement specialists and other staff directly involved in member care, as well as research and development, engineering and administrative team members. We expect our headcount to continue to fluctuate for the foreseeable future as we continue to focus on building operational efficiencies and make strategic investments to support the growth of our business.
In addition, as of December 31, 2023, we had a total of approximately 12 independent contractors who provide us various consulting services, including recruiting, marketing and other professional services, that are important to the operation of our business.
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
In September 2023, we relocated our principal executive office to Miami, Florida. Our office space in Henderson, Nevada, which previously served as our principal executive office, is used as the administrative office for certain of our back-office functions. Our new principal executive office, principal place of business and headquarters is located at 333 S. E. 2nd Avenue, Suite 2000, Miami, Florida 33131 and our telephone number is (310) 444-4300.
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
●
Our business currently depends upon a few large customers; during 2021, we lost two large customers, and in October 2023, a large customer provided a notice of its intent to cease using our services in February 2024, and any further loss would have a material adverse effect on us.

●
We have $3.5 million in principal amount of secured debt outstanding under the Keep Well Agreement, $1.5 million of which is payable upon demand of the lender, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

●	We may not be able to generate sufficient cash flow or raise adequate financing to grow or scale our business or to fund our operations.
●	We depend upon our senior management and key consultants and their loss or unavailability could put us at a competitive disadvantage.
●	We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
●	Customers may not achieve the savings we expect are created by our programs and solutions, which could adversely impact our business.
●	Market acceptance of our programs and solutions depends in large part on the willingness of third party payors to cover them, which is beyond our control.
●	We may fail to manage our growing business and may not be successful in identifying or completing any acquisitions necessary to continue such growth. Any such acquisition completed may not be successfully integrated with our operations or yield additional value for stockholders.
●	We may be unable to protect our intellectual property rights and we may be liable for infringing the intellectual property rights of others.
●	Ongoing healthcare legislative and regulatory reform measures may have a material adverse effect on our business and results of operations.
●	We must comply with significant government regulations, including with respect to licensure and privacy matters.
●	Our Series A Preferred Stock has no fixed maturity date, ranks junior to our currently outstanding indebtedness, is entitled to the payment of dividends only to the extent we may do so under Delaware corporate law, and has limited voting rights.
●
Our largest stockholder controls approximately 61% of our outstanding common stock and beneficially owns approximately 93% of our common stock, and may determine all matters presented for stockholder approval, including the election of directors, significant corporate transactions and our dissolution.

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

We have been unprofitable since our inception in 2003. Historically, we have seen and continue to see net losses, net loss from operations and negative cash flow from operating activities, except for positive cash flow from operating activities in our second quarter of 2020 and first quarter of 2021, as we experienced a period of rapid growth, and more recently our results have been negatively impacted by customer terminations. At December 31, 2023, our total cash was $9.7 million and we had working capital of approximately $8.8 million. We had an average monthly cash burn rate from operations of approximately $1.3 million for the year ended December 31, 2023 and could continue to incur negative cash flows and operating losses for the next twelve months.

We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future.

We have incurred negative cash flows from operations since inception and have expended, and expect to continue to expend, substantial funds to support and grow our business. We will require additional funds before we are able to generate enough cash flows to fund our operations and meet our obligations. Additionally, if we add more health plans than we anticipate, increase the size of the outreach pool by more than we anticipate, decide to invest in new products or seek out additional growth opportunities, or in order to provide liquidity for an extended period of losses, we would consider raising additional capital.

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

If we raise additional funds by issuing equity securities, such financing will result in further dilution to our stockholders. Any equity securities issued also may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise funds by issuing debt securities, such securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of the debt securities issued could impose significant restrictions on our operations.

We have $3.5 million in principal amount of secured debt outstanding under the Keep Well Agreement, and a default thereunder would have material adverse consequences to our financial condition, operating results, and business.

We entered into a Master Note Purchase Agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, including Acuitas Group Holdings, LLC and Terren S. Peizer, “Acuitas”), dated as of April 15, 2022 (as amended to date, the “Keep Well Agreement”). Acuitas Capital is our largest stockholder and an entity indirectly wholly owned and controlled by Mr. Peizer, our former Chief Executive Officer and Chairman. As of the filing date of this report, we have $3.5 million in principal amount of secured debt outstanding under the Keep Well Agreement evidenced by senior secured convertible promissory notes (the “Keep Well Notes”), $1.5 million of which is payable upon demand of the lender. The Keep Well Agreement includes customary events of default for a first priority senior secured debt facility. In the event of default under the Keep Well Agreement, Acuitas and the collateral agent under the Keep Well Agreement would have the rights that a secured creditor with a first priority lien on a company’s assets would have, including, the right to collect, enforce or satisfy any secured obligations then owing, including by foreclosing on the collateral securing our obligations under the Keep Well Agreement (which generally comprise all of our assets), and restrictions on the operation of our business would spring into effect. A default under the Keep Well Agreement would have material adverse consequences to our financial condition, operating results, and business, and could cause us to become insolvent or enter bankruptcy proceedings, and our stockholders may lose all or a portion of their investment because of the priority of the claims of Acuitas, in its capacity as a secured creditor, on our assets.

See also “Acuitas Group Holdings, LLC owns approximately 61% of our outstanding common stock and beneficially owns approximately 93% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders” and “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions,” below. For additional information regarding the Keep Well Agreement, see the section titled, “Keep Well Agreement” in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

The amounts we borrow under the Keep Well Agreement bear interest at a variable rate which could cause our outstanding indebtedness to increase significantly.

The amounts we borrow under the Keep Well Agreement bear interest based on the 30 day tenor Term Secured Overnight Financing Rate (SOFR) Reference Rate, which is subject to a monthly adjustment, plus a margin specified in the Keep Well Agreement. As a result, in an increasing interest rate environment, the interest rate on the amounts we borrow under the Keep Well Agreement is subject to increase, thereby resulting in increased interest expense. The 30 day tenor Term SOFR Reference Rate has steadily increased in the past year. At December 31, 2023, we had a total of $0.1 million of accrued paid-in-kind interest on amounts borrowed under the Keep Well Agreement, which was related to the three months ended December 31, 2023. The effective weighted average interest rate for the amounts borrowed under the Keep Well Agreement was 20.79% at December 31, 2023. Accrued interest on the principal amount of the Keep Well Notes is added to principal, which either we will be required to repay, with respect to $1.5 million of principal, upon demand of the lender, and with respect to the balance on the maturity date, May 14, 2026, or, if converted into shares of our common stock, will result in additional dilution to our stockholders. See Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans or realize all of the benefits, including growth targets and cost savings, that we expect to achieve or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all of the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements and the incurrence of other unexpected costs associated with operating our business, failure of our products to receive sufficient market acceptance and a highly competitive, rapidly evolving marketplace. Moreover, our continued implementation of our Ontrak programs may disrupt our operations and performance. As a result, we cannot assure you that we will realize the expected benefits of our growth initiatives, strategies and operating plans. If, for any reason, the benefits we realize are less than our estimates or the implementation of our growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected.

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

Our belief in the efficacy of our Ontrak programs is based on a limited experience with a relatively small number of members in comparison to the total addressable members. Such results may not be indicative of the long-term future performance of treatment with our programs. If the initial results cannot be successfully replicated or maintained over time, utilization of our programs could decline substantially. There are no standardized methods for measuring efficacy of programs such as ours. Even if we believe our programs are effective, our customers could determine they are not effective by utilizing different outcome measures. In addition, even if our customers determine our programs are effective, they may discontinue them because they determine that the aggregate cost savings are not sufficient, our programs do not have a high enough return on investment, they prefer other competitive or strategic programs or do not believe our programs deliver other desired benefits such as clinical outcomes. Our success is dependent on our ability to enroll third-party payor members in our programs. Our outreach and enrollment efforts may not achieve the anticipated enrollment rates.

Our Ontrak programs may not become widely accepted, which could limit our growth.

Our ability to achieve further marketplace acceptance for our Ontrak programs is dependent on our ability to demonstrate financial and clinical outcomes from our agreements. If we are unable to secure sufficient contracts to achieve recognition or acceptance of our Ontrak programs or if our programs does not demonstrate the expected level of clinical improvement and cost savings, it is unlikely that we will be able to achieve widespread market acceptance.

Disappointing results for our programs or failure to attain our publicly disclosed milestones could adversely affect market acceptance and have a material adverse effect on our stock price.

Disappointing results, later-than-expected press release announcements or termination of evaluations, pilot programs or our solutions by particular customers could have a material adverse effect on the commercial acceptance of our solutions, our stock price and on our results of operations. In addition, announcements regarding results, or anticipation of results, may increase volatility in our stock price. In addition to numerous upcoming milestones, from time to time we provide financial guidance and other forecasts to the market. While we believe that the assumptions underlying projections and forecasts we make publicly available are reasonable, projections and forecasts are inherently subject to numerous risks and uncertainties. Any failure to achieve milestones, or to do so in a timely manner, or to achieve publicly announced guidance and forecasts, could have a material adverse effect on our results of operations and the price of our common stock.

Our industry is highly competitive, and we may not be able to compete successfully.

The healthcare business in general, and the behavioral health treatment business in particular, are highly competitive and rapidly evolving. While we believe our programs are unique in many aspects and that our ability to offer customers a comprehensive and integrated behavioral health solution, including the utilization of our analytical models and innovative member engagement methodologies, will help us compete effectively, we operate in highly competitive markets. We compete with other healthcare management service organizations, care management and disease management companies, including Managed Behavioral Healthcare Organizations (MBHOs), other specialty healthcare and managed care companies, and healthcare technology companies that are offering treatment and support of behavioral health on-line and on mobile devices. Most of our competitors are significantly larger and have greater financial, marketing and other resources than us. Our competitors may develop and introduce new processes and products that are equal or superior to our programs in treating behavioral health conditions. There can be no assurance that we will be able to compete successfully, that we will have financial resources to continue to improve our offerings or that we will be successful improving them, any of which would limit our ability to maintain or increase our business share.

A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time.

Approximately 96% and approximately 98% of our total revenue for the year ended December 31, 2023 and 2022, respectively, were attributable to three and four customers, respectively. Also, three customers represented 95% of our total accounts receivable as of December 31, 2022. We had no accounts receivable outstanding as of December 31, 2023.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, and which have adversely affected our business and financial condition and results. For example, in February 2021 and August 2021 we received notices from each of our then largest customers of their intent not to continue our program, and in October 2023, we received a notice from a large customer of its intent not to continue using our services after February 2024. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

We depend on key personnel, the loss of which could impact the ability to manage our business.

We are highly dependent on our senior management and key operating and technical personnel. These individuals are at-will employees and they may terminate employment with us at any time with no advance notice. The loss of the services of any member of our senior management or of our key operating and technical personnel could have a material adverse effect on our business, operating results and financial condition.

In addition, from time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives.

To continue to execute our growth strategy, we must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. We have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than we have. The inability to attract and retain sufficient highly skilled personnel could adversely affect our business, operating results and financial condition.

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company.

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

We are also subject to ongoing securities class action and stockholder derivative litigation. See Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, in Part II, Item 8, included in this report. In addition, on March 1, 2023, the U.S. Department of Justice (the “DOJ”) announced charges and the SEC filed a civil complaint against Mr. Peizer, our former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Mr. Peizer owns and controls Acuitas Capital, our largest stockholder. See “Acuitas Group Holdings, LLC owns approximately 61% of our outstanding common stock and beneficially owns approximately 93% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.” Neither we nor any of our other current or former directors or employees were charged by the DOJ or sued by the SEC. On November 15, 2022, we received a notification from the SEC’s Division of Enforcement that it is conducting an investigation captioned "In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)" and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. We have been cooperating fully with the terms of the subpoena. We cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can we predict whether the DOJ or SEC or any other governmental authorities will initiate separate investigations or litigation, including against us. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

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

In addition, one beneficial owner of our Series A Preferred Stock, through its legal counsel, has asserted that it believes it has claims against us based upon (a) statements in the prospectuses related to the offering of our Series A Preferred Stock regarding the segregated account that was funded with a portion of the proceeds received from such offerings to pre-fund dividend payments on our Series A Preferred Stock in light of the action of our board of directors in April 2023 to make such funds available for general corporate purposes after considering its fiduciary duties to our common stockholders and other relevant factors, (b) our alleged failures to accommodate the nominees of such beneficial owner for election by the holders of Series A Preferred Stock at the Company’s 2023 annual meeting, and (c) our alleged failure to provide notice to the holders of Series A Preferred Stock in connection with the delisting of such stock by Nasdaq on October 20, 2023. To date, such beneficial owner has not specified damages or remedies it would seek if it were to assert any such claims formally. Others with interests in the Series A Preferred Stock may assert similar claims. We believe that such claims are and would be without merit and subject to meritorious defenses. However, any claim alleging any violation of securities laws or of the Certificate of Designations establishing the Series A Preferred Stock, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations. The results of litigation and other legal proceedings are inherently uncertain and adverse judgments or settlements (regardless of a claim’s merit) in any legal dispute may result in materially adverse monetary damages or injunctive relief against us.

An extended curtailment or halt of operations at the SEC and other government agencies, including due to a U.S. federal government shutdown, could delay or disrupt clinical and preclinical development and potential marketing approval of our product candidates and our ability to raise additional capital.

Twice in the past decade, the previous appropriations legislation deadline was reached and Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. Political polarization among lawmakers may lead to a higher frequency and longer duration of government shutdowns in the future. The federal government came very close to another shutdown in late 2023. A federal government shutdown could prevent staff at federal agencies from performing key functions that may adversely affect our business. For example, a government shutdown could prevent SEC staff from performing key functions, including, for example, granting acceleration requests for registration statements, declaring registration statements or amendments thereto effective and providing interpretive guidance or no-action letters. If a federal government shutdown halts non-essential SEC operations for an extended period, it may negatively impact our ability to raise additional capital through registered offerings of our securities in the future. If a prolonged U.S. government shutdown or other event or condition occurs that prevents government and other regulatory agencies from hiring and retaining personnel and conducting their regular activities, it could significantly impact the ability of these agencies to timely review and process our regulatory submissions and may impede our access to additional capital needed to maintain or expand our operations or to complete important acquisitions or other transactions, which could have a material adverse effect on our business.

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

Cybersecurity incidents, security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including legally protected patient health information, personally identifiable information about our employees, intellectual property, and proprietary business information. Our success depends in part on our ability to provide effective cybersecurity protection in connection with our digital technologies and services as well as our internal digital infrastructure.

We manage and maintain our applications and data utilizing an off-site co-location facility. These applications and data encompass a wide variety of business critical information including research and development information, commercial information and business and financial information.

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to cyberattacks, viruses, breaches or interruptions due to employee error or malfeasance, breaches or interruptions due to the malfeasance or negligence of any of our third-party service providers, terrorist attacks, earthquakes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, Internet failure or lapses in compliance with privacy and security mandates. We may be subject to distributed denial of service (DDOS) attacks by hackers aimed at disrupting service to patients and customers. Our response to such DDOS attacks may be insufficient to protect our network and systems. In addition, there has been a continuing increase in the number of malicious software attacks in a wide variety of different industries, including malware, ransomware, and email phishing scams. Any successful cybersecurity incident or attack or breach could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such incidents and breaches. Nonetheless, there can be no assurance that the protocols and systems we have designed to prevent or limit the effects of cybersecurity incidents or attacks, including our backup systems, regular data backups, security protocols, network protection mechanisms and other procedures currently in place, or that may be in place in the future, will be adequate to prevent or remedy network and service interruption, system failure, damage to one or more of our systems, data loss, security breaches or other cyberattack and data security incidents. We might be required to expend significant capital and resources to protect against or address security breaches or other cyberattack and data security incident. Any access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information (such as HIPAA and state data security laws), government enforcement actions and regulatory penalties. We may also be required to indemnify our customers for costs associated with having their data on our system breached. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to provide treatment, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, or we may lose one or more of our customers, especially if they felt their data may be breached, any of which could adversely affect our business.

Also, even if we successfully defend our own digital technologies and services, we also rely on providers of third-party products, services, and networks, with whom we may share data and services, and who may be unable to effectively defend their digital technologies and services against cyberattack.

We have experienced and will continue to experience varying degrees of cybersecurity incidents in the normal conduct of our business, including attacks resulting from social engineering such as phishing. These risks could harm our reputation and our relationships with our customers, our third party partners and our employees and may result in claims against us.

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

At December 31, 2023, our total liabilities was $5.6 million. If we are forced to liquidate our assets to pay our creditors, we may not have sufficient assets to pay amounts due on any or all of the Series A Preferred Stock then outstanding.
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

Our ability to pay cash dividends on the Series A Preferred Stock requires us to have either net profits or positive net assets (total assets less total liabilities) over our capital, and that we have sufficient working capital in order to be able to pay our debts as they become due in the usual course of business. Our ability to pay dividends may also be impaired if any of the risks described in this report were to occur. Also, payment of our dividends depends upon our financial condition and other factors as our board of directors may deem relevant from time to time. We cannot assure you that we will have sufficient cash or “surplus” to pay the cash dividends on the Series A Preferred Stock. Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. Our board of directors is not required to declare a dividend on the Series A Preferred Stock and did not declare a dividend on the Series A Preferred Stock since February 2022. On April 19, 2023, approximately $4.5 million that the Company maintained in a segregated account to pre-fund quarterly dividend payments on the Series A Preferred Stock until August 2022 was made available for general corporate purposes and was classified as unrestricted cash on the Company’s consolidated balance sheet. Our board of directors deemed the foregoing to be in the best interests of the Company and its common stockholders in light of the Company’s current and anticipated financial condition and outlook, and after considering its fiduciary duties to the Company’s common stockholders and other relevant factors.

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

The Series A Preferred Stock has not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock. No assurance can be given that one or more rating agencies might not independently determine to issue such a rating or that such a rating, if issued, would not adversely affect the market price of the Series A Preferred Stock. Also, we may elect in the future to obtain a rating for the Series A Preferred Stock, which could adversely affect the market price of the Series A Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on a watch list or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. Any such downward revision, placement on a watch list or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock.

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
• our issuance of additional preferred equity or debt securities; and
• actual or anticipated variations in quarterly operating results of us and our competitors.

As a result of these and other factors, holders of the Series A Preferred Stock may experience a decrease, which could be substantial and rapid, in the market price of the Series A Preferred Stock, including decreases unrelated to our operating performance or prospects.

A holder of Series A Preferred Stock has extremely limited voting rights.

The voting rights of a holder of Series A Preferred Stock are limited. Our shares of common stock are the only class of our securities that carry full voting rights. Other than the limited circumstances described in the Certificate of Designations establishing the Series A Preferred Stock and except to the extent required by law, holders of Series A Preferred Stock do not have any voting rights. Voting rights for holders of the Series A Preferred Stock exist primarily with respect to voting on amendments to our certificate of incorporation, including the certificate of designations relating to the Series A Preferred Stock, that materially and adversely affect the rights of the holders of Series A Preferred Stock or authorize, increase or create additional classes or series of our capital stock that are senior to the Series A Preferred Stock. In addition, as of August 31, 2023, the holders of the Series A Preferred Stock, have the right, voting separately as a single class, to elect two individuals to our board of directors because, as of that date, dividends on the Series A Preferred Stock had not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends. See “Risks related to our common stock—The holders of our Series A Preferred Stock have the right to elect two directors to our board of directors,” below.

Risks related to our common stock

Acuitas Group Holdings, LLC owns approximately 61% of our outstanding common stock and beneficially owns approximately 93% of our outstanding common stock, and as a result of such ownership has the ability to substantially influence the election of directors and other matters submitted to stockholders.

As of the filing date of this report, 29,064,175 shares of our outstanding common stock were owned by, and 236,067,779 shares of our common stock were beneficially owned by, Acuitas Group Holdings, LLC, an entity indirectly wholly owned and controlled by Mr. Peizer, which represents the ownership of approximately 61% of our outstanding common stock and the beneficial ownership of approximately 93% of our common stock. The foregoing number of shares beneficially owned by Acuitas Group Holdings, LLC and the corresponding percentage assumes the conversion of $3.5 million of the outstanding Keep Well Notes at a conversion price of $0.36 per share (with any accrued interest paid in cash) and includes 9,722,223 shares of common stock issuable upon exercise of warrants that would be issued upon conversion of the $3.5 million of the principal amount of the outstanding Keep Well Notes. As a result, Acuitas has and is expected to continue to have the ability to significantly influence the election of our Board of Directors and the outcome of all other matters submitted to our stockholders. Acuitas’ interest may not always coincide with our interests or the interests of other stockholders, and Acuitas may act in a manner that advances its best interests and not necessarily those of other stockholders. One consequence to this substantial influence or control is that it may be difficult for investors to remove our management. It could also deter unsolicited takeovers, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices.

There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Capital Market under the symbol “OTRK.” The Nasdaq Capital Market requires that listed companies satisfy continued listing standards to maintain their listing.

On October 13, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we no longer meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. The letter had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Under Nasdaq listing rules, we had a 180-calendar day period, or until April 10, 2024, to regain compliance with the Minimum Bid Price Rule.

On April 11, 2024, we received a letter from the Staff notifying us that we had not regained compliance with the Minimum Bid Price Rule by April 10, 2024, and that we are not eligible for an additional 180-calendar day period within which to regain compliance because we do not meet the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. The letter also states that, unless we request an appeal by April 18, 2024, our common stock will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 22, 2024, and a Form 25-NSE will be filed with the SEC, which will remove our common stock from listing and registration on The Nasdaq Stock Market.

The Staff made its determination based upon our most recent public filings as of April 11, 2024. However, as disclosed in this report, our stockholders’ equity as of December 31, 2023 and as of the date of the filing of this report is in excess of the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. Accordingly, we believe we are eligible for an additional 180-calendar day period from April 10, 2024 within which to regain compliance with the Minimum Bid Price Rule. We would regain compliance with the Minimum Bid Price Rule if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the additional 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10-day period. We have notified Nasdaq that if necessary, we intend to cure the non-compliance with the Minimum Bid Price Rule during such additional 180-calendar day period by implementing a reverse stock split in sufficient time to evidence a closing bid price of our common stock of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of such 180-day period. If the Staff does not grant us such additional 180-calendar day period, we intend to appeal the Staff’s determination to delist our common stock to the Nasdaq Hearings Panel (the “Panel”) on or before April 18, 2024. A hearing request stays the delisting and suspension of our common stock pending the decision of the Panel. At the hearing, we would intend to present our views concerning our eligibility for the additional 180-calendar day period to regain compliance with the Minimum Bid Price Rule and our plans for regaining compliance, which would include implementing a reverse stock split if necessary as described above.

There can be no assurance that we will be granted an additional 180-calendar day period within which to regain compliance, or, if such an extension period is granted, that we will be able to evidence compliance with the Minimum Bid Price Rule before the extension period expires.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on the Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of the filing of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, was approximately $3.7 million. Mr. Peizer owns and controls Acuitas and, on March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. Nasdaq has requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

In connection with (a) the public offering and the concurrent private placement that closed on November 14, 2023 and the securities issuable in connection with the conversion of the Keep Well Notes effected in the Notes Conversion and (b) the Sixth Amendment to the Keep Well Agreement described in Item 7 of Part II of this report, we submitted listing of additional shares applications to Nasdaq in accordance with Nasdaq listing rules. Current Staff practice is not to accept or reject listing of additional shares applications before the closing of a public or private offering. We believe that the issuances of securities in the public offering, in the concurrent private placement, in connection with the Notes Conversion and in connection with the Sixth Amendment to the Keep Well Agreement are all compliant with Nasdaq listing rules. However, Nasdaq could assert that as a result of one or more of these securities issuances, we are not in compliance with Nasdaq listing rules. For example, Nasdaq could assert that the exercise price reset and share adjustment provisions in the warrants sold in the public offering, in the concurrent private placement and/or under the Sixth Amendment to the Keep Well Agreement mandate a delisting determination unless such provisions are modified. Should that occur, we would need to obtain (1) with respect to the warrants sold in the public offering, the consent of the holders of warrants representing at least a majority of the shares of common stock underlying the warrants then outstanding and each investor in the public offering who purchased at least $1.75 million of securities at the closing of the offering, and (2) with respect to the warrant issued to Acuitas in the concurrent private placement and with respect to the securities issued under the Sixth Amendment to the Keep Well Agreement, the consent of Acuitas, for any modifications. The failure to obtain such consent(s) could result in the delisting of our common stock.

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

Certain of our warrants contain price protection in the form of anti-dilution provisions that could harm trading in our common stock and make it difficult for us to obtain additional financing.

The warrants we issued and sold in the public offering and the concurrent private placement that closed on November 14, 2023 have price-based anti-dilution provisions. Under these anti-dilution provisions, subject to certain limited exceptions, (a) the exercise price of these warrants will be reduced each time we issue or sell (or are deemed to issue or sell) any securities for a consideration per share less than a price equal to their exercise price in effect immediately prior to such issuance or sale (or deemed issuance or sale), (b) on May 14, 2026, the exercise price of these warrants will be reduced to the greater of (i) $0.1584 per share and (ii) the lesser of (x) the then exercise price and (y) the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately before May 14, 2026, (c) if at any time prior to June 20, 2027, we grant, issue or sell (or enter into any agreement to grant, issue or sell) any shares of common stock, non-convertible indebtedness and/or common stock equivalents to Acuitas that results in a reduction of the exercise price in accordance with the terms of these warrants, or we consummate (or enter into any agreement with respect to) any other financing with Acuitas and the exercise price of these warrants is greater than the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately following the public announcement of such transaction with Acuitas, then the exercise price of these warrants will be reduced to the lowest volume weighted average price on any trading day during such five trading day period, and (d) if we issue, sell or enter into any agreement to issue or sell securities at a price which varies or may vary with the market price of the shares of our common stock, the holders of these warrants will have the right to substitute such variable price for the exercise price of their then in effect. In addition, these anti-dilution provisions provide that if the exercise price of the warrants decrease, then the number of shares of our common stock issuable upon exercise thereof will proportionally increase. See “Overview—Recent Developments—Warrant Adjustment Provisions” in Item 7 of Part II of this report for more information regarding these anti-dilution provisions. In addition, as described in “Overview—Recent Developments—Sixth Amendment to Existing Keep Well Agreement” in Item 7 of Part II of this report, subject to stockholder approval, we will issue additional warrants to Acuitas that contain these anti-dilution provisions.

To the extent we trigger, or enter into any agreement or issue any security that would trigger, the anti-dilution provisions of these warrants, our stockholders may experience substantial dilution. For example, on March 28, 2024, in connection with entering into an amendment to the Keep Well Agreement to provide for the issuance of additional securities thereunder at a price less than the exercise price of these warrants, we obtained a waiver from each holder of these warrants, pursuant to which such holder agreed to specified adjustments to the exercise price of their respective warrant in lieu of the adjustments that would otherwise be made in accordance with the terms of their respective warrant. In accordance with such waivers, the per share exercise price of their respective warrant was reduced from $0.85 to $0.3442, subject to further adjustment in accordance with the terms of such waiver and their respective warrant, and the aggregate number of shares of common stock issuable upon exercise of these warrants (without giving effect to the exercise of any of these warrants that occurred between their initial issuance date and the time the per share exercise price was reduced to $0.3442) increased from 57,666,666 to 142,407,513. See “Overview—Recent Developments— Waivers by Holders of Outstanding Warrants” in Item 7 of Part II of this report for additional information regarding the waivers.

The overhang represented by these warrants, coupled with their anti-dilution provisions, may make it more difficult for us to raise additional capital, because of the possible substantial dilution to any new purchaser of our securities and the ability of holders of these warrants to enter into short sales of our stock. Any potential new purchaser of our securities may choose to value our common stock in such a manner that takes into account the number of shares of our common stock that would be outstanding immediately following the exercise of all these warrants.

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

We have used the market price of our common stock to establish future payment obligations to stockholders of acquisition targets in the past and may do so in the future; any decline in the market price regardless of whether due to our performance or external market dynamics would give rise to a payment obligation to such holders. Furthermore, stockholders may initiate additional securities class action lawsuits if the market price of our stock drops significantly, which may cause us to incur further substantial costs and continue to divert the time and attention of our management.

Future sales of common stock by existing stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Most of our outstanding shares are eligible for public resale pursuant to Rule 144 under the Securities Act of 1933, as amended. As of December 31, 2023, approximately 29.1 million outstanding shares of our common stock were held by our affiliates and may be sold pursuant to an effective registration statement or in accordance with the volume and other limitations of Rule 144 or pursuant to other exempt transactions. Future sales of common stock by significant stockholders, including those who acquired their shares in private placements or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

Future issuances of common stock and hedging activities may depress the trading price of our common stock.

Any future issuance of equity securities, including the issuance of shares upon direct registration, upon satisfaction of our obligations, compensation of vendors, exercise of outstanding warrants, or the conversion of the Keep Well Notes, could dilute the interests of our existing stockholders, and could substantially decrease the trading price of our common stock. As of the filing date of this report, we had outstanding (a) options to purchase 1,816,937 shares of our common stock at exercise prices ranging from $0.39 to $519.42 per share, (b) warrants to purchase 183,843,027 shares of our common stock at exercise prices ranging from $0.0001 to $9.105 per share, and (c) unvested RSUs covering 116,984 shares of our common stock. Also, assuming conversion of the $2.0 million in principal of the Surviving Note at a conversion price of $0.36 per share and $1.5 million in principal of the Initial Demand Note at a conversion price of $0.36 per share (with any accrued interest paid in cash in both cases), we would issue 5,555,556 and 4,166,667 shares of our common stock, respectively. In addition to the issuance of shares of our common stock upon the exercise or conversion of outstanding securities, we may issue equity securities in the future for a number of reasons, including to finance our operations and business strategy and in connection with acquisitions.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

In the future, we may need to raise additional funds through public or private financing, which might include sales of equity or equity-linked securities. The issuance of any additional shares of common stock or securities convertible into, exchangeable for, or that represent the right to receive common stock, and/or the exercise of such securities, could be substantially dilutive to holders of shares of our common stock. Holders of shares of our common stock have no preemptive rights that entitle them to purchase their pro rata share of any offering of shares of any class or series. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of future offerings. Thus, our stockholders bear the risk of future offerings reducing the market price of our common stock and diluting their ownership interests.

We have historically relied in part on sales of our common stock to fund our operations, and our future ability to obtain additional capital through stock sales or other securities offerings may be more costly than in the past, or may not be available to us at all.

We have historically relied in part on sales of our common stock to fund our operations. For example, we raised an aggregate of approximately $15.1 million in gross proceeds in fiscal years 2021 and 2022 through the sale of shares of our common stock in offerings made under a Form S-3 “shelf” registration statement. Using a shelf registration statement to conduct an equity offering to raise capital generally takes less time and is less expensive than other means, such as conducting an offering under a Form S-1 registration statement. We are no longer eligible to use a shelf registration statement due to non-payment of dividends on our Series A preferred stock since December 31, 2022. As a result, the public offering of common stock, pre-funded warrants and warrants we closed in November 2023, raising an aggregate gross proceeds of $6.3 million, was completed under a Form S-1 registration statement.

We may choose to conduct additional offerings of our securities under an exemption from registration under the Securities Act or under a Form S-1 registration statement, but we would expect either of these alternatives to be a more expensive method of raising additional capital and more dilutive to our stockholders relative to using a shelf registration statement.

The holders of our Series A Preferred Stock have the right to elect two directors to our board of directors.

Under the terms of the certificate of designation establishing our Series A Preferred Stock, if dividends on our Series A Preferred have not been paid in an aggregate amount equal to the equivalent of at least six or more quarterly dividends (whether consecutive or not), the number of directors constituting our board of directors will be increased by two, and the holders of our Series A Preferred Stock, will have the right, voting separately as a single class, to fill such newly created directorships (and to fill any vacancies in the terms of such directorships). Dividends on our Series A Preferred Stock are payable every February 28, May 30, August 31, and November 30. We have not paid the dividends on our Series A Preferred Stock since February 2022 and the director election right described above commenced on August 31, 2023.

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

Our amended and restated certificate of incorporation and the Delaware General Corporation Law contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of stockholders. In addition, our amended and restated certificate of incorporation authorizes our Board of Directors, without stockholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Delaware law also imposes conditions on certain business combination transactions with “interested stockholders.” These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which stockholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of stockholders to approve transactions that they may deem to be in their best interests.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 1C.    CYBERSECURITY

The Company maintains a cybersecurity and risk management program called the Information Security Management Program ("ISMP") designed to identify, assess, manage, mitigate and respond to cybersecurity threats and attacks. The ISMP is overseen by the Company's Chief Compliance and Privacy Officer, who oversees the Company's information technology security team as it relates to the ISMP and is responsible for assessing and managing the ISMP, informs senior management regarding the prevention, detection, mitigation and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team has decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes, and relies on threat intelligence as well as other information obtained from governmental, public or private sources, including external consultants engaged by the Company.

The ISMP is developed by the Company's information security team in collaboration with cross functional stakeholders, and is designed to ensure the organization's security posture and practices are in alignment with contractual, regulatory and industry requirements. Risk assessments against agreed criteria are conducted no less than annually, and sooner if there are significant changes in the environment. Security services are delivered through a combination of internal and third party resources. Formal periodic meetings are held with Company's executive leadership to review relevant components of the ISMP, formal annual reviews of the policies are conducted, formal reviews of the entire ISMP and risk register are conducted at least annually, and more frequently if there are significant changes to the environment. Also, an independent review of the ISMP is conducted in the following ways: (i) an annual HIPAA risk assessment conducted by a third party; and (ii) a HITRUST risk based two year assessment conducted by a third party.

The Audit Committee of the Board of Directors oversees the Company’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity team briefs the Audit Committee on the effectiveness of the Company’s cybersecurity risk management program, typically on a quarterly basis. In addition, cybersecurity risks are reviewed by the Company's Board of Directors, at least annually, as part of the Company’s corporate risk mapping exercise.

We have, from time to time, experienced threats to and breaches of our data and systems, including breaches of our data within third party vendor's system. Risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition as of December 31, 2023. For more information about the cybersecurity risks we face, see the risk factor entitled "Cybersecurity incidents, security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation" in Part I, Item 1A of this report.

ITEM 2.    PROPERTIES

Our leased office space in Miami, Florida, serves as our principal place of business and headquarters. We also lease office space in Henderson, Nevada, which previously served as our principal executive office, and is being used as the administrative office for certain of our back-office functions. We believe that our current office space is adequate to meet our needs.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. As of the date of the filing of this report, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations or financial position, except for the legal proceedings discussed in Note 13, “Commitments and Contingencies” in the Notes to Consolidated Financial Statements, in Part II, Item 8, included in this Annual Report on Form 10-K, which is incorporated by reference herein.

ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NASDAQ Capital Market under the symbol "OTRK."
Holders
As of April 9, 2024, there were 42 stockholders of record of our common stock.
Securities Authorized for Issuance under Equity Compensation Plans
Information regarding compensation plans under which equity securities may be issued is included in Item 12 of Part III of this report.

Unregistered Sales of Securities
All sales of unregistered securities during the year ended December 31, 2023 were previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Issuer Purchase of Equity Securities
None.

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth in the sections of this Annual Report on Form 10-K titled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
All references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.

OVERVIEW
General
Ontrak was founded with a passion for engaging with and helping improve the health and save the lives of anyone impacted by behavioral health conditions through our Wholehealth+ solution. We are an artificial intelligence (“AI”)-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

Our integrated, technology-enabled solutions are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who may not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaches who address the social and environmental determinants of health. Our programs seek to improve member health and deliver validated cost savings to healthcare payors.
We operate as one segment in the United States and we contract with leading national and regional health plans and other at-risk payors to make our solutions available to eligible members.

Recent Developments

Fifth Amendment to Keep Well Agreement and Letter Agreement

On October 31, 2023, the Company and Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, “Acuitas”) entered into a Fifth Amendment (the “Fifth Amendment”) to the Master Note Purchase Agreement dated April 15, 2022 (as amended through and including the Fifth Amendment, the “Existing Keep Well Agreement”), which, among other things, (1) reduced the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” from $10.0 million to $8.0 million; (2) extended the deadline by when a Qualified Financing must be completed before the Company is required to withdraw the funds from the escrow account established under the Existing Keep Well Agreement (the “Escrow Account”) from October 31, 2023 to January 31, 2024; (3) provided that, if the Company completes a Qualified Financing, Acuitas will convert into shares of the Company’s common stock the aggregate principal amount of the senior secured convertible notes issued by the Company to Acuitas under the Existing Keep Well Agreement plus all accrued and unpaid interest thereon, minus (a) $7.0 million, minus (b) the principal amount of any senior secured convertible notes issued by the Company to Acuitas under the Existing Keep Well Agreement purchased with funds from the Escrow Account prior to the closing of the offering that constitutes the Qualified Financing, if any, in accordance with the terms (including the conversion price) of the Existing Keep Well Agreement and the senior secured convertible notes (the “Notes Conversion”); and (4) in connection with a Qualified Financing, the Company and Acuitas will consummate a private placement (the “Private Placement”) of $11.0 million of a pre-funded warrant to purchase shares of the Company’s common stock (the “Private Placement Pre-Funded Warrant”) and a warrant to purchase shares of the Company’s common stock (the “Private Placement Warrant,” and together with the Private Placement Pre-Funded Warrant, the “Private Placement Securities”). The consideration for the Private Placement Securities purchased by Acuitas was to consist of (a) the funds then held in the Escrow Account, and (b) a reduction of the aggregate amounts outstanding under the senior secured convertible notes issued by the Company to Acuitas under the Existing Keep Well Agreement (after giving effect to the Notes Conversion) to $2.0 million (the $2.0 million that remained outstanding is evidenced by a senior secured convertible promissory note that we refer to as the “Surviving Note”).

Under a letter agreement the Company entered into with Acuitas on November 9, 2023, the minimum amount to be raised in an equity financing for such financing to constitute a “Qualified Financing” was further reduced to $6.0 million. For detailed information regarding the Existing Keep Well Agreement and the transactions related thereto, including the Fifth Amendment, see the discussions under “Keep Well Agreement” and “Fifth Amendment to Keep Well Agreement and Letter Agreement” in Note 9 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Public Offering, Private Placement and Notes Conversion

On November 14, 2023, the Company completed its previously announced public offering (the “Public Offering”). In the Public Offering, the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering, and therefore the Public Offering constituted a Qualified Financing. Total net proceeds was approximately $5.3 million (net of approximately $1.0 million of offering related fees and expenses, not including the fees payable relating to the Private Placement discussed below). When originally issued, the Public Offering Warrants had an exercise price of $0.85 per share, subject to adjustment in accordance with their terms.

In accordance with the Fifth Amendment, concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC (“Humanitario”), an affiliate of Acuitas Capital, a Private Placement Pre-Funded Warrant to purchase up to 18,333,333 shares of the Company’s common stock and a Private Placement Warrant to purchase up to 36,666,666 shares of the Company's common stock for total consideration of $11.0 million. The consideration for the Private Placement Securities consisted of (a) the $6.0 million in the Escrow Account that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Existing Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) $5.0 million of debt owed under the senior secured convertible notes issued by the Company to Acuitas under the Existing Keep Well Agreement, which was cancelled. In connection with the Private Placement, the Company paid placement fees of approximately $0.4 million.

In accordance with the Fifth Amendment, on November 14, 2023 and before the closing of the Public Offering and Private Placement, the Notes Conversion was effected. In connection with the Notes Conversion, $16.2 million of senior secured convertible notes issued by the Company to Acuitas under the Existing Keep Well Agreement was converted into 18,054,791 shares of the Company’s common stock and the Company issued to Acuitas a warrant to purchase up to 18,054,791 shares of the Company’s common stock with an exercise price of $0.90 per share (the “Conversion Warrant”), which was the conversion price of the senior secured convertible notes converted in the Notes Conversion. In addition, the maturity date of the Surviving Note was extended from September 30, 2024 to May 14, 2026, which date is two years and six months after the closing date of the Public Offering.

Because the Public Offering Price was less than the conversion price at which the senior secured convertible notes were converted in the Notes Conversion, (1) the Company issued to Acuitas 9,027,395 additional shares of common stock, which when added to the shares of common stock issued in respect of the Notes Conversion, equaled the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the senior secured convertible notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price; and (2) the exercise price of the Conversion Warrant was reduced to the Public Offering Price and the number of shares of common stock subject to the Conversion Warrant was increased to the number of shares of common stock that would have been subject to the Conversion Warrant if the senior secured convertible notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price.

Sixth Amendment to Existing Keep Well Agreement

On March 28, 2024, the Company and Acuitas Capital entered into an amendment (the “Sixth Amendment”) to the Existing Keep Well Agreement (as amended through and including the Sixth Amendment, the “Keep Well Agreement”).

Issuance of Demand Notes and Warrants. Under the Sixth Amendment, on April 5, 2024, the Company issued and sold to Acuitas, and Acuitas purchased from the Company, a senior secured convertible promissory note (a “Demand Note”), with a principal amount of $1.5 million (the “Initial Demand Note”). In Acuitas’ sole discretion, Acuitas may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $13.5 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment. The terms of the Demand Notes are substantially similar to the Surviving Note, except the amounts due under the Demand Notes are payable upon demand of the holder. Unless and until the effective date of the Stockholder Approval (as defined below) occurs (such effective date, the “Stockholder Approval Effective Date”), the Company will not issue any shares of its common stock in connection with the conversion of any Demand Note.

In connection with each Demand Note purchased by Acuitas from the Company (including the Initial Demand Note), and subject to the Stockholder Approval Effective Date occurring, the Company will issue to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) a warrant (“Demand Warrant”) to purchase such number of shares of the Company’s common stock that results in 200% warrant coverage. Each Demand Warrant will have a term of five years. The initial exercise price of each Demand Warrant will be (a) in the case of the Demand Warrant issued in connection with the Initial Demand Note and in respect of the next $3.0 million of principal amount of Demand Notes purchased by Acuitas, the lesser of (i) $0.3442 (after giving effect to the reduction of the exercise price of the Public Offering Warrants and the Private Placement Warrant (collectively, the “November 2023 Warrants”) that occurred on April 5, 2024 described below) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $0.12, and (b) in the case of the Demand Warrants issued in connection with any subsequent Demand Notes, the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company, which initial exercise price will, in each case of clauses (a) and (b) above, be subject to further adjustment in accordance with the terms of the Demand Warrant and the Sixth Amendment. The terms of the Demand Warrants will be substantially similar to the terms of the November 2023 Warrants. See “Warrant Adjustment Provisions,” below.

The Company will not issue any Demand Warrant unless and until the Stockholder Approval Effective Date occurs, and promptly as practicable following such date, the Company will issue each Demand Warrant that would have been issued through and including such date.

Replacement of Keep Well Warrants. Following the Stockholder Approval Effective Date, the Company will issue to each holder of each warrant to purchase shares of the Company’s common stock issued under the Existing Keep Well Agreement outstanding as of the Stockholder Approval Effective Date (any such warrant, a “Replaced Keep Well Warrant”), in exchange therefor, a warrant to purchase shares of the Company’s common stock (a “New Keep Well Warrant”) substantially in the form of the Demand Warrant, and each Replaced Keep Well Warrant will be deemed automatically cancelled. Each New Keep Well Warrant will (a) have the same issuance date as the Replaced Keep Well Warrant in respect of which it was issued, (b) a term of five years from the original issuance date of the Replaced Keep Well Warrant in respect of which it was issued, and (c) an initial exercise price equal to $0.3442 (after giving effect to the reduction of the exercise price of the November 2023 Warrants that occurred on April 5, 2024 described below), which will be subject to further adjustment in accordance with its terms and the terms of the Sixth Amendment.

Surviving Note. Effective as of the Stockholder Approval Effective Date, the conversion price of the Surviving Note will become equal to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on the Exchange on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, which will be subject to further adjustment in accordance with its terms.

Stockholder Approval. The Company is required to seek stockholder approval (the “Stockholder Approval”) in accordance with the rules of the Nasdaq Stock Market of (a) the issuance of the (x) Demand Warrants, (y) the New Keep Well Warrants and (z) the Demand Notes, (b) the issuance of the shares of the Company’s common stock upon exercise or conversion, as applicable, of the Demand Warrants, the New Keep Well Warrants, and the Demand Notes, and (c) any other terms of the Sixth Amendment that require approval of the Company’s stockholders under the rules of the Nasdaq Stock Market.

The Company intends to obtain the Stockholder Approval by written consent or consents signed by the holders of outstanding shares of the Company’s common stock having not less than the minimum number of votes that would be necessary to authorize or take the applicable actions at a meeting at which all shares entitled to vote thereon were present and voted. Following receipt of the Stockholder Approval, the Company intends to file with the SEC a preliminary information statement related to the Stockholder Approval, and the Company will thereafter mail a definitive information statement to the Company’s stockholders in accordance with SEC rules. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporation actions approved by the consent of stockholders may be taken. Accordingly, the effectiveness of the stockholder approval of the corporate actions approved by the Stockholder Approval will be 20 calendar days after the date on which definitive information statement is first sent or given to the Company’s stockholders.

Waivers by Holders of Outstanding Warrants

Also on March 28, 2024, the Company and each holder of a Public Offering Warrant entered into a waiver and consent agreement (collectively, the “Public Offering Investor Waivers”), pursuant to which such holder agreed to waive, with respect to the transactions contemplated by the Sixth Amendment, certain limitations and prohibitions in the securities purchase agreement pursuant to which the Public Offering Warrants were issued that otherwise would have prohibited the Company from entering into the Sixth Amendment and consummating the transactions contemplated thereby.

In addition, pursuant to the Public Offering Investor Waivers, the holders of the Public Offering Warrants agreed to the following adjustments to the exercise price of the Public Offering Warrants then in effect (in lieu of the adjustments that would otherwise be made in accordance with the terms of the Public Offering Warrants as described below) in connection with the Sixth Amendment and the transactions contemplated thereby: (i) the exercise price was reduced to $0.36 at the time the Company entered into the Sixth Amendment; (ii) if $0.36 was greater than the lowest volume weighted average price (“VWAP”) of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the Company entering into the Sixth Amendment (the “Restricted Transaction Measuring Period”), then the exercise price would be further reduced to the lowest VWAP on any trading day during the Restricted Transaction Measuring Period; and (iii) if any senior secured promissory note issued under the Keep Well Agreement is converted into shares of the Company’s common stock at a conversion price less than the exercise price of the Public Offering Warrants then in effect, after giving effect to the preceding clauses (i) and (ii) and any adjustments pursuant to the terms of the Public Offering Warrant (other than Section 3(b) thereof), then the exercise price will be further reduced to such conversion price at such time of such conversion.

Also on March 28, 2024, the Company and Humanitario entered into a waiver and agreement (the “Private Placement Investor Waiver” and together with the Public Offering Investors Waivers, the “Investor Waivers”)) pursuant to which, among other things, Humanitario agreed to the adjustments to the exercise price of the Private Placement Warrant then in effect as described above for the Public Offering Warrants (in lieu of the adjustments that would otherwise be made in accordance with the terms of such warrant described below) in connection with the Sixth Amendment and the transactions contemplated thereby.

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period was $0.3442. Accordingly, the exercise price of the November 2023 Warrants was reduced to, and currently is, $0.3442 per share, which is subject to further adjustment in accordance with the terms of the Investor Waivers and the November 2023 Warrants.

In addition, as a result of the reduction of the exercise price of the November 2023 Warrants to $0.3442 per share described above, the initial exercise price of each Demand Warrant and each New Keep Well Warrant the Company issues, in each case, if and when issued, will be $0.3442 per share, which is subject to further adjustment in accordance with the Sixth Amendment and, as applicable, the Demand Warrant and New Keep Well Warrant.

Warrant Adjustment Provisions

In addition to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, the exercise price of the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants, and the number of shares of common stock issuable upon exercise thereof are subject to adjustment upon the occurrence of the events described below (collectively, the “Warrant Adjustment Provisions”).

•Adjustment in May 2026. On May 14, 2026, the exercise price of the warrants will be reduced to the greater of (i) $0.1584 per share and (ii) the lesser of (x) the then exercise price and (y) the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately before May 14, 2026.

•Alternative Exercise Price Following Certain Issuances. If we issue or sell, or enter into any agreement to issue or sell, any common stock, common stock equivalents, or rights, warrants or options to purchase shares of our capital stock or common stock equivalents that are issuable or convertible into or exchangeable or exercisable for shares of our common stock at a price which varies or may vary with the market price of our common stock (excluding customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events), the holder will have the right, in its sole discretion, to substitute the variable price for the exercise price of its warrants.

•Adjustment for Stock Combination Events. In the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock (a “Stock Combination Event”), if the Event Market Price (as defined below) is less than the exercise price of the warrants then in effect (after giving effect to customary adjustments thereto as a result of the event), then on the 16th trading day immediately following the Stock Combination Event, the exercise price of the warrants will be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event, the quotient determined by dividing (x) the sum of the volume weighted average price of our common stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after the date of such Stock Combination Event, by (y) five.

•Adjustment Upon Restricted Investor Subsequent Placement. If at any time prior to June 20, 2027, we (1) grant, issue or sell (or enter into any agreement to grant, issue or sell) any shares of common stock, non-convertible indebtedness and/or common stock equivalents to Acuitas that results in a reduction of the exercise price in accordance with the terms of the warrants, or (2) consummate (or enter into any agreement with respect to) any other financing with Acuitas (any transaction described in clause (1) or (2), other than certain exempt issuances, a “Restricted Transaction”) and the exercise price of the warrants is greater than the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately following the public announcement of such Restricted Transaction, then the exercise price of the warrants will be reduced to the lowest volume weighted average price on any trading day during such five trading day period.

•Adjustment for Dilutive Issuances. If we issue (or enter into any agreement to issue) any shares of our common stock or common stock equivalents, excluding certain exempt issuances, for a consideration per share less than the exercise price of the warrants in effect immediately prior to such issuance or deemed issuance, then the exercise price of the warrants will be reduced to an amount equal to the consideration per share at which the common stock or common stock equivalents were issued or deemed issued.

•Adjustment to Number of Shares Issuable Upon Exercise. Simultaneously with any adjustment to the exercise price on or prior to June 20, 2027, the number of shares of common stock issuable upon exercise will be increased or decreased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, will be equal to the aggregate exercise price before the adjustment in the exercise price.

In the event of a fundamental transaction, as described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants and which generally includes any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, a holder of any of the November 2023 Warrants, the Demand Warrants or New Keep Well Warrants will be entitled to receive upon exercise thereof the kind and amount of securities, cash or other property that the holder would have received had it exercised the holder’s applicable warrant immediately prior to such fundamental transaction. Additionally, as more fully described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants, in the event of certain fundamental transactions, the holder will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the warrants) of the warrants on the date of consummation of such transaction.
Customer Notifications, Reduction in Workforce and Restructuring

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that the notification was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the year ended December 31, 2023, we billed this customer approximately $4.3 million, representing 33.8% of our total revenue. As of the date we received this customer's notice, our outreach pool, which represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program, decreased by 5,997 due to individuals insured by this customer. See the risk factor titled “A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time,” in Item 1A of Part I of this report.

Over the last two years, our management has approved multiple restructuring plans as part of management's continued cost saving measures in order to reduce our operating costs, optimize our business model and help align with our previously stated strategic initiatives. In furtherance of the restructuring plans:

•In August 2022, approximately 34% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $7.7 million and in annual third party costs of approximately $3.0 million, and we incurred approximately $0.9 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees.

•In March 2023, approximately 19% of our employee positions were eliminated, which resulted in a reduction of annual compensation costs of approximately $2.7 million, and we incurred approximately $0.5 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees.

•In February 2024, approximately 21% of our employee positions were eliminated, which is expected to result in a reduction of annual compensation costs of approximately $2.0 million, and we incurred approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees. The headcount reductions were completed during March 2024.
For information regarding restructuring, severance and related costs, refer to Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.
9.50% Series A Cumulative Perpetual Preferred Stock

On November 20, 2023, The Nasdaq Stock Market removed our Series A Preferred Stock from listing and registration on The Nasdaq Stock Market due to non-compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5555(a)(1). Our Series A Preferred Stock currently trades in the over-the-counter OTC Markets system.

Reverse Stock Split

In July 2023, we filed a certificate of amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware implementing a 1-for-6 reverse stock split. Our common stock began trading on the NASDAQ Capital Market on a post-split basis at the open of trading on July 28, 2023. See Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report for more information.

Insurance Recoveries

The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the “DOJ”) investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of December 31, 2023, the Company submitted cumulative claims for legal defense costs totaling approximately $3.1 million, of which $2.7 million has been paid by the insurer to the third parties. The Company has $0.4 million of claims for legal defense costs recorded as other receivable included in “Prepaid expenses and other current assets” and $0.4 million as part of “Other accrued liabilities” on its consolidated balance sheet as of December 31, 2023.
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

	Year Ended December 31,
(in thousands, except outreach pool)	2023	2022	Change	% Change
Revenue	$12,743	$14,514	$(1,771)	(12)%
Cash flow from operations	(15,498)	(23,966)	8,468	35%

	At December 31,
	2023	2022	Change	% Change
Effective outreach pool	2,161	3,861	(1,700)	(44)%

Our revenue for 2023 was $12.7 million compared to $14.5 million for 2022. The decrease in our revenue in 2023 compared to 2022 was primarily due to a decrease in total average enrolled members during 2023 compared to 2022.
Our cash flow from operations for 2023 was $(15.5) million compared to $(24.0) million for 2022. The improvement in our cash flow from operations during 2023 compared to 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.

Our effective outreach pool at December 31, 2023 was 2,161 compared to 3,861 at December 31, 2022. The decrease was primarily due to a health plan customer informing us, in October of 2023, of their intent not to continue using our services after February 2024, partially offset by an increase related to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process, and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

On February 29, 2024, we announced the expansion of our program to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast. On March 12, 2024, we announced a continuing expansion of our strategic partnership with the same health plan customer to offer our program to eligible self-insured groups. The expanded partnership initially represents a more than 6.5 times increase in the number of this customer's members who are eligible for the Ontrak WholeHealth+ program. As of the date of the filing of this report, our effective outreach pool more than doubled to over 5,000 as compared to December 31, 2023.

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

One of our customer contracts includes a minimum guarantee aggregate invoices at agreed upon rates of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $0.3 million as of December 31, 2023, leaving $5.5 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue can be recognized.

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
Other Income (Expense), net

Other income (expense), net consists of gains and losses associated with changes in fair value of warrant liabilities and contingent consideration, write-off of debt issuance related costs and other assets, net gain related to the write-off of an operating lease asset and liability upon early termination of the lease, and other miscellaneous income and expense items.

Results of Operations
The table below and the discussion that follows summarize our results of operations for each of the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Revenue	$12,743	$14,514
Cost of revenue	3,943	7,461
Gross profit	8,800	7,053

Operating expenses:
Research and development	6,626	10,974
Sales and marketing	3,580	5,006
General and administrative	19,269	34,256
Restructuring, severance and related costs	457	934
Total operating expenses	29,932	51,170
Operating loss	(21,132)	(44,117)

Other income (expense), net	334	(3,461)
Interest expense, net	(7,202)	(3,907)
Loss before income taxes	(28,000)	(51,485)
Income tax benefit (expense)	80	(88)
Net loss	$(27,920)	$(51,573)

Revenue
The mix of our revenues between commercial and government insured members can fluctuate year over year. The following table sets forth our sources of revenue for each of the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Commercial revenue	$4,320	$6,772	$(2,452)	(36)%
Percentage of commercial revenue to total revenue	34%	47%	(13)%

Government revenue	$8,423	$7,742	$681	9%
Percentage of government revenue to total revenue	66%	53%	13%

Total revenue	$12,743	$14,514	$(1,771)	(12)%
Total revenue decreased $1.8 million, or 12%, in 2023 as compared to 2022. The decrease was primarily due to a decrease in total average enrolled members during 2023 compared to 2022.

The mix of our revenues from commercial customers decreased to 34% in 2023 compared to 47% in 2022, and from government customers increased to 66% in 2023 compared to 53% in 2022. This shift in mix of revenues in commercial and government customers was mainly due to a decrease in commercial revenue throughout 2023 as compared to 2022 for a customer compared to an increase in government revenue during 2023 compared to 2022 for another customer.

As discussed above, in October 2023, we were notified by a health plan customer of its intent not to continue using our services after February 2024. This customer informed us that its decision was related to its change in strategy and not reflective of the performance or value of our services.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Cost of revenue	$3,943	$7,461	$(3,518)	(47)%
Gross profit	8,800	7,053	1,747	25
Gross profit margin	69%	49%	20%
Cost of revenue decreased $3.5 million, or 47%, in 2023 as compared to 2022. The decrease was primarily due to the effect of lower headcount and cost optimization initiatives we implemented focused on operational improvements to our member facing organization, and a decrease in provider costs.
Gross profit and gross profit margin increased by $1.7 million and 20%, respectively, in 2023 as compared to 2022. The increase in both gross profit and gross profit margin was primarily due to the decrease in our cost of revenue discussed above, partially offset by the decrease in revenue discussed above.
Operating Expenses

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Operating expenses:
Research and development	$6,626	$10,974	$(4,348)	(40)%
Sales and marketing	3,580	5,006	(1,426)	(28)
General and administrative	19,269	34,256	(14,987)	(44)
Restructuring, severance and related costs	457	934	(477)	(51)
Total operating expenses	$29,932	$51,170	$(21,238)	(42)

Operating loss	$(21,132)	$(44,117)	$22,985	(52)%
Operating loss margin	(165.8)%	(304.0)%	138.2%
Total operating expense decreased by $21.2 million, or 42%, in 2023 as compared to 2022. The decrease was primarily due to the following:
•$4.3 million decrease in our research and development costs, which was primarily related to $1.9 million decrease in employee-related costs, a $1.3 million decrease in depreciation expense, a $0.9 million decrease in software related costs and a $0.7 million decrease in professional consulting fees;
•$1.4 million decrease in our sales and marketing costs, which was primarily related to $1.3 million decrease in employee-related costs and $0.2 million decrease in promotional costs related to marketing initiatives, partially offset by $0.1 million increase in software and professional consulting costs;
•$15.0 million decrease in our general and administrative costs, which was primarily related to $10.7 million decrease in employee-related costs, $1.2 million decrease in insurance related costs, $1.1 million decrease in software related costs, $0.7 million decrease in other general professional service costs, $0.6 million decrease in legal costs, $0.2 million decrease in occupancy costs, $0.2 million decrease in membership dues and subscription costs, $0.2 million decrease in travel and entertainment expenses and decrease in other general administrative costs, partially offset by a $0.5 million increase in bad debt expense; and
•$0.5 million decrease in restructuring, severance and related costs, which was primarily due to costs related to the workforce reduction implemented in August 2022 compared to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this report.

Other Income (Expense), net

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Other income (expense), net	$334	$(3,461)	$3,795	(110)%
Other income, net of $0.3 million for 2023 was primarily related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees. Other expense, net of $3.5 million for 2022 was primarily related to a $3.3 million write-off of debt issuance costs on promissory notes we issued in 2019 and 2020, and a $0.3 million write-off of other asset, partially offset by $0.1 million of net gain related to changes in the fair value of warrant liabilities.
Interest Expense, net

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Interest expense, net	$(7,202)	$(3,907)	$(3,295)	84%
Interest expense, net increased $3.3 million, or 84%, in 2023 as compared to 2022. The increase was primarily due to higher average total outstanding loan balance during 2023 compared to 2022, as well as higher amount of accretion of debt discount to interest expense and higher weighted average interest rate in 2023 compared to 2022.
Income Tax Benefit (Expense)

	Year Ended December 31,
(in thousands, except percentages)	2023	2022	Change	Change %
Income tax benefit (expense)	$80	$(88)	$168	(191)%
Income tax benefit of $0.08 million for 2023 was primarily related to a reversal of accrued estimated income taxes. Income tax expense of $0.09 million for 2022 was primarily related to state minimum taxes.

Liquidity and Capital Resources
We generate revenues from fees charged for the services we provide to commercial (employer funded), managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations. We also generate revenues from the fees charged for mental health and wellbeing support services we provide to members of employer customers under our LifeDojo wellbeing solution. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members within customers with whom we have existing contracts.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of December 31, 2023, our total cash was $9.7 million and we had working capital of approximately $8.8 million. For the year ended December 31, 2023, our average monthly cash burn rate from operations was $1.3 million.

On November 14, 2023, the Notes Conversion, the Public Offering and the Private Placement were completed. All amounts we owed under then outstanding senior secured convertible notes we issued to Acuitas under the Keep Well Agreement, other than $7.0 million, was converted into shares of our common stock in the Notes Conversion, and $5.0 million of such $7.0 million was applied toward the purchase price of the securities we issued in the Private Placement. We raised net proceeds of approximately $5.3 million in the Public Offering, and $6.0 million of restricted cash held by us in escrow together with $5.0 million of amounts owed under then outstanding senior secured convertible notes we issued to Acuitas was applied toward the purchase price of the securities we issued in the Private Placement. See “Overview—Recent Developments—Public Offering, Private Placement and Notes Conversion” above.

Throughout 2022 and in March 2023, as part of our continued cost saving measures to reduce our operating costs and to better align with our previously stated strategic initiatives, we implemented a number of reductions in workforce and vendor cost optimization plans. We began to realize the effect of these cost saving measures in 2022 and 2023, including a decrease in our operating costs and an improvement in our average monthly cash flow from operations. In February 2024, we implemented an additional reduction in workforce to reduce our operating costs. These cost optimization plans were necessary to right size our business commensurate with our then current customer base.

On March 28, 2024, we and Acuitas entered into the Sixth Amendment, pursuant to which up to a total of $15.0 million of Demand Notes may be issued through April 2025. We issued the Initial Demand Note of $1.5 million on April 5, 2024. Acuitas, in its sole discretion, may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $13.5 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment. From March 28, 2024 through April 2, 2024, we received a total of $1.9 million of cash proceeds from the exercise of Public Offering Warrants by certain holders thereof for a total of 5,166,664 shares of our common stock (see Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report). As of the date of filing this report, approximately $3.7 million of secured debt, including accrued paid-in-kind interest, was outstanding under the Keep Well Agreement, $1.5 million of which is payable upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. See “Overview—Recent Developments—Sixth Amendment to Existing Keep Well Agreement” above.
Management plans to continue executing its strategy to increase liquidity by continuing to (i) explore other sources of capital for future liquidity needs; (ii) manage operating costs by strategically pursuing cost optimization initiatives; and (iii) pursue executing our growth strategy by: (a) expanding sales and marketing resources to acquire new and diverse customers across major health plans, value based provider groups and self-insurance employers; (b) executing on our better market penetration strategy by providing full scale customized behavioral health solutions, addressing customer needs across all member acuity levels while mitigating vendor fatigue by becoming a principal customer partner; (c) leveraging our AI technology and new predictive algorithms to improve identification and outreach, create more efficiencies, enhance coaching solutions and create more proof points; and (d) opportunistically pursuing partnerships that we believe will accelerate growth.

We will need additional capital to successfully execute our growth strategy. In addition to revenue from business operations, since April 2022, our primary source of working capital has historically been borrowings under the Keep Well Agreement and raising capital in equity offerings. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. In addition, under the securities purchase agreement we entered into in connection with the Public Offering, we are generally prohibited from issuing shares of our common stock or common stock equivalents for capital raising purposes through May 12, 2024; however, from and after February 12, 2024, we may issue shares of our common stock or common stock equivalents for capital raising purposes if the per share price is $0.60 or greater. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets. See the risk factors entitled “We expect to continue to incur substantial operating losses” and “We will need additional funding, and we cannot guarantee that we will find adequate sources of capital in the future” in Item 1A. Risk Factors, Part I of this report.
Regardless of our success in raising additional capital, we expect our cash on hand as of December 31, 2023, together with the $1.9 million of cash proceeds we received from the exercise of Public Offering Warrants, discussed above, and the amount potentially available for borrowing under the Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(15,498)	$(23,966)
Net cash used in investing activities	(285)	(1,156)
Net cash provided by (used in) financing activities	15,771	(31,111)
Net decrease in cash and restricted cash	$(12)	$(56,233)

We used $15.5 million of cash from operating activities during the year ended December 31, 2023 compared with $24.0 million during the same period in 2022. The year over year improvement in our cash flow from operations during 2023 as compared to 2022 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions throughout 2022 and 2023.
Net cash used in investing activities was $0.3 million in 2023 compared with $1.2 million in 2022, relating to capitalized software development costs in each of the years. We anticipate that software development costs and capital expenditures will continue to decrease during the near term.
Net cash provided by financing activities was $15.8 million in 2023 compared with net cash used in financing activities of $31.1 million in 2022. Net cash provided by financing activities for 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement, $6.0 million of proceeds received under the Keep Well Agreement which was applied to purchase our securities issued in the Private Placement, and $6.3 million of gross proceeds from the Public Offering, partially offset by $1.7 million of total financing transaction costs, and $2.6 million of financed insurance premium payments. Net cash used in financing activities for 2022 was primarily related to $39.2 million of repayments made on our promissory notes we issued in 2019 and 2020, representing full payment and termination of those promissory notes, $2.8 million of payments made on our financed insurance premiums and $2.2 million of dividend payments made on our Series A Preferred Stock, partially offset by $11.0 million borrowed under the Keep Well Agreement and $3.3 million net raised in a registered direct offering of our common stock.
As a result of the above, our total cash was $9.7 million as of December 31, 2023.
Debt
See Note 9 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a detailed discussion about our debt.
Common Stock and Preferred Stock Offerings
See Note 8 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this report for a detailed discussion about our common stock and preferred stock offerings, and related preferred stock dividends.
Off-Balance Sheet Arrangements
As of December 31, 2023, we had no off-balance sheet arrangements.

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
Research and Development Costs
Research and development costs primarily include personnel and related expenses, including third-party services, for software development, engineering and information technology infrastructure development. Research and development costs are expensed as incurred.
Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. We operate as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of our common stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. We conducted our annual goodwill impairment test as of October 1, 2023 and determined that no impairment of goodwill existed.

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

Valuation of Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. In the event the undiscounted future cash flow attributable to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Changes in estimates of future cash flows attributable to the long-lived assets could result in a write-down of the asset in a future period. We conducted an impairment analysis of our long-lived assets and determined that there was no impairment relating to these long-lived assets as of December 31, 2023.
Debt

The Company accounts for debt in accordance with ASC 470, Debt and records specific incremental costs paid to third parties in connection with the issuance of long-term debt are deferred as a direct deduction from the carrying value of the associated debt liability on its consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method. The Company accounts for amendments to debt agreement in accordance with ASC 470-50, Modifications and Extinguishments to determine whether debt modification or debt extinguishment is applicable. Upon an amendment, previously capitalized debt issuance costs are expensed and included in the calculation of gain or loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt and extinguishment of debt applies. If the Company determines that there has not been a substantial modification of the related debt, modification of debt applies and any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.
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

Changes in Internal Control
There were no changes in our internal controls over financial reporting during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based upon this assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting was effective based on those criteria.
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

ITEM 9B.    OTHER INFORMATION

(a) As previously reported, on October 13, 2023, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we no longer meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. The letter had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Under Nasdaq listing rules, we had a 180-calendar day period, or until April 10, 2024, to regain compliance with the Minimum Bid Price Rule.

On April 11, 2024, we received a letter from the Staff notifying us that we had not regained compliance with the Minimum Bid Price Rule by April 10, 2024, and that we are not eligible for an additional 180-calendar day period within which to regain compliance because we do not meet the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. The letter also states that, unless we request an appeal by April 18, 2024, our common stock will be scheduled for delisting from The Nasdaq Capital Market and will be suspended at the opening of business on April 22, 2024, and a Form 25-NSE will be filed with the SEC, which will remove our common stock from listing and registration on The Nasdaq Stock Market.

The Staff made its determination based upon our most recent public filings as of April 11, 2024. Our stockholders’ equity as of December 31, 2023 was $14.3 million, and as of the date of the filing of this report, our stockholders’ equity remains in excess of the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market, which is $5.0 million under the “equity standard” for The Nasdaq Capital Market. Accordingly, we believe we are eligible for an additional 180-calendar day period from April 10, 2024 within which to regain compliance with the Minimum Bid Price Rule. We would regain compliance with the Minimum Bid Price Rule if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the additional 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10-day period. We have notified Nasdaq that if necessary, we intend to cure the non-compliance with the Minimum Bid Price Rule during such additional 180-calendar day period by implementing a reverse stock split in sufficient time to evidence a closing bid price of our common stock of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of such 180-day period. If the Staff does not grant us such additional 180-calendar day period, we intend to appeal the Staff’s determination to delist our common stock to the Nasdaq Hearings Panel (the “Panel”). A hearing request stays the delisting and suspension of our common stock pending the decision of the Panel. At the hearing, we would intend to present our views concerning our eligibility for the additional 180-calendar day period to regain compliance with the Minimum Bid Price Rule and our plans for regaining compliance, which would include implementing a reverse stock split if necessary as described above.

There can be no assurance that we will be granted an additional 180-calendar day period within which to regain compliance, or, if such an extension period is granted, that we will be able to evidence compliance with the Minimum Bid Price Rule before the extension period expires. See also the risk factor titled “There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions,” in in Part I, Item 1A of this report.

(b) During the period from October 1, 2023 to December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

ITEM 9C.     DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table lists our directors serving as of April 9, 2024. Each current director is serving a term that will expire at the Company's next annual meeting. There are no family relationships among any of our directors or executive officers.

Name	Age	Position	Director Since
Michael E. Sherman	64	Director, Chairman of the Board, Chairman of the Compensation Committee, Member of the Nominations and Governance Committee, and Member of the Audit Committee.	2017
Richard A. Berman	79	Director, Chairman of the Audit Committee, Member of the Nominations and Governance Committee, and Member of the Compensation Committee.	2014
James M. Messina	64	Director, Chairman of the Nominations and Governance Committee, Member of the Compensation Committee, and Member of the Audit Committee.	2022

Michael E. Sherman has served as the Company’s director since July 2017 and has served as Chairman of the Board since March 2023. He has worked in finance for over 30 years, having last served as a Managing Director in Investment Banking, at Barclays Plc. Prior to Barclays, Mr. Sherman was at Lehman Brothers, Inc. and Salomon Brothers Inc. Mr. Sherman specialized in equity capital markets and covered Healthcare companies, in addition to companies in other sectors. Mr. Sherman also is currently a Board Member at BioVie, Inc., a specialty pharmaceutical company. Mr. Sherman began his career in finance as a lawyer at Cleary, Gottlieb, Steen & Hamilton in New York City and Hong Kong.

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

Executive Officers

The following table lists our executive officers as of April 9, 2024 and their respective ages and positions:

Name	Age	Position
Brandon H. LaVerne	52	Chief Executive Officer and Chief Operating Officer
Mary Louise Osborne	62	President and Chief Commercial Officer
James J. Park	47	Chief Financial Officer

Brandon H. LaVerne has served as the Company’s Chief Executive Officer since November 2023 and Chief Operating Officer since June 2022. Mr. LaVerne previously served as the Company’s Interim Chief Executive Officer from March 2023 to November 2023 and Co-President from June 2022 to March 2023. In addition, Mr. LaVerne served as the Company’s Chief Financial Officer from March 2020 to June 2022. Prior to joining the Company, Mr. LaVerne worked at PCM, Inc. from October 1998 until its sale in August 2019 and most recently served as its Chief Financial Officer, Chief Accounting Officer, Treasurer and Assistant Secretary between July 2007 and August 2019. Prior to joining PCM, Inc. Mr. LaVerne worked as the Corporate Accounting Supervisor for Computer Sciences Corporation from September 1996 to October 1998, and started his career with Deloitte & Touche LLP in September 1993. Mr. LaVerne received his Bachelor of Science in Accounting from University of Southern California and is a Certified Public Accountant (Inactive).

Mary Louise Osborne has served as the Company’s President since March 2023 and Chief Commercial Officer since June 2022. Ms. Osborne previously served as the Company’s Co-President and Chief Commercial Officer from June 2022 to March 2023 and the Company’s Chief Customer Officer from August 2021 to June 2022. Prior to joining the Company, Ms. Osborne served as the Regional Vice President, Medicaid for CVS Health from 2013 to 2020. Prior to CVS Health, Ms. Osborne served in multiple roles as Executive Vice President and President of Government Business for Coventry where she led the Mid Atlantic Government Businesses from 2002 to 2013. Ms. Osborne received her Bachelor of Arts degree from Duquesne University in 1983.

James J. Park has served as the Company’s Chief Financial Officer since June 2022, Principal Accounting Officer since August 2021 and Chief Accounting Officer since 2019. Prior to joining the Company, Mr. Park served as Controller of Cornerstone OnDemand, Inc., a cloud-based software company from 2012 to 2019. In addition, he has over 10 years of public accounting experience with PricewaterhouseCoopers. Mr. Park received his Bachelor of Arts degree in Economics with an emphasis in Accounting from the University of California, Santa Barbara and is a Certified Public Accountant (Inactive).

Audit Committee

Our board of directors has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our audit committee currently consists of three directors, Messrs. Berman, Sherman and Messina, with Mr. Berman serving as the chairman of the audit committee. Our board of directors has determined that each of the members of the audit committee are independent as defined by the NASDAQ rules, meet the applicable requirements for audit committee members, including Rule 10A-3(b) under the Exchange Act, and that Mr. Berman qualifies as an “audit committee financial expert” as defined by Item 401(h)(2) of Regulation S-K.

Code of Ethics

Our board of directors has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is available through the “Investors-Governance” section of our website at http://www.ontrakhealth.com. We intend to disclose any changes in our code of ethics or waivers from it that apply to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website or by filing with the SEC a Form 8-K, in each case in accordance with applicable SEC or Nasdaq rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of our outstanding common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulations to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) reports required to be filed by our directors, executive officers and greater-than-ten-percent beneficial owners with respect to fiscal 2023 were timely filed, except that a Form 4 was filed late by each of Messrs. Peizer, Sherman, Berman, Messina, LaVerne, and Park, and Ms. Osborne.

ITEM 11.    EXECUTIVE COMPENSATION

Named Executive Officer Compensation

Under Item 402 of Regulation S-K, (i) all individuals serving as our principal executive officer or acting in a similar capacity during 2023, regardless of compensation level, (ii) our two most highly compensated executive officers other than persons described in the preceding clause (i) who were serving as our executive officers at December 31, 2023; and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2023, are considered our “named executive officers.”

At different times during 2023, each of Terren S. Peizer and Brandon H. LaVerne served as our principal executive officer, and accordingly each of them is considered one of our named executive officers. Mr. Peizer resigned from his roles as chairman of our board of directors and as chief executive officer in March 2023.

Our other named executive officers are Brandon H. LaVerne, our current Chief Executive Officer and Chief Operating Officer, Mary Louise Osborne, our President and Chief Commercial Officer, and James J. Park, our Chief Financial Officer. All of the information in this “Executive Compensation” section has been adjusted to reflect the 1-for-6 reverse stock split effected in July 2023.

2023 Summary Compensation Table

					Option		All Other
			Bonus		Award		Compensation
Name and Principal Position	Year	Salary ($)	($)		($)(6)		($)		Total ($)
Terren S. Peizer	2023	$122,500	$—		$—		$41,074	(9)	$163,574
Former Chairman of the Board and Chief Executive Officer (1)	2022	650,000	—		—		11,306	(10)	661,306

Brandon H. LaVerne	2023	450,000	91,900	(5)	127,814	(7)	27,139	(10)	696,853
Chief Executive Officer and Chief Operating Officer (2)	2022	400,000	—		146,710	(8)	40,436	(10)	587,146

Mary Louise Osborne	2023	450,000	61,300	(5)	95,406	(7)	24,710	(10)	631,416
President and Chief Commercial Officer (3)	2022	400,000	—		153,215	(8)	21,903	(10)	575,118

James J. Park	2023	350,000	48,200	(5)	56,657	(7)	28,399	(10)	483,256
Chief Financial Officer (4)
__________

(1)	On March 2, 2023, Mr. Peizer resigned as the Chairman of the Board and Chief Executive Officer, effective immediately.
(2)	Mr. LaVerne was appointed to serve as the Company’s Chief Executive Officer on November 16, 2023, and has served as Chief Operating Officer since June 2022.
(3)	Ms. Osborne was appointed to serve as the Company’s President on March 3, 2023, and has served as Chief Commercial Officer since June 2022.
(4)
Mr. Park was appointed to serve as Chief Financial Officer on June 27, 2022. Mr. Park was not one of our named executive officers for our fiscal year ended December 31, 2022, and therefore in accordance with SEC guidance, information is provided only with respect to our fiscal year ended December 31, 2023.

(5)	Amount represents a retention bonus.
(6)	Represents the aggregate grant date fair value of option awards, valued in accordance with ASC 718, awarded to each of the named executive officers for each respective year. For a detailed discussion of the assumptions made in the valuation of stock and option awards, please see Notes 2 and 10 of our Notes to the Consolidated Financial Statements in Part II, Item 8 of this report.
(7)	Amount includes compensation expense of $2,464, $5,871, and $2,936 for Mr. LaVerne, Ms. Osborne and Mr. Park, respectively, related to the repricing of stock options in May 2023. See “—Narrative Disclosures to Summary Compensation Table—Stock Options Repricing,” below.
(8)
Amount includes compensation expense of $28,016 and $45,338 for Mr. LaVerne and Ms. Osborne, respectively, related to the repricing of stock options in April 2022. See “—Narrative Disclosures to Summary Compensation Table—Stock Options Repricing,” below.

(9)
In March 2023, we and Mr. Peizer entered into a wage release agreement pursuant to which he agreed to a lump sum payment in the amount of $25,000, grossed up for taxes, which represents full and final settlement of his outstanding accrued vacation balance in the amount of $495,084 and his accrued travel and expense balance of $143,621.

(10)
Includes group medical and dental benefits, group life insurance premiums, accidental death, short-term and long-term disability insurance, internet and 401(k) match in Company stock, to the extent these amounts exceed $10,000 in the aggregate for each named executive officer.

Narrative Disclosures to Summary Compensation Table

2023 Equity Awards

During 2023, Mr. LaVerne, Ms. Osborne and Mr. Park were granted stock options to purchase 58,334, 41,667 and 25,000 shares of our common stock, respectively.

Stock Option Repricing

In order to incentivize our employees who held stock options, on April 14, 2022, our compensation committee unanimously approved a repricing of certain stock options outstanding under our 2017 Stock Incentive Plan that had an exercise price above $42.00 per share. The repricing was expressly permitted by the terms of the stockholder-approved 2017 Stock Incentive Plan. As a result of the repricing, the per share exercise price of the affected options was set to $10.44, which was 10% above the closing price of our common stock on April 20, 2022. The repricing included options held by the named executive officers set out below.

Named Executive Officer	No. of Shares Subject to Repriced Options	Exercise Price Per Share Before Repricing ($)
Brandon H. LaVerne	25,000	$86.28
Mary Louise Osborne	16,667	72.42
James J. Park	16,668	93.30 – 96.06

In order to further incentivize our employees who held stock options, on May 11, 2023, our board of directors unanimously approved a repricing of certain stock options outstanding under our 2017 Stock Incentive Plan that had an exercise price above $10.38 per share. The repricing was expressly permitted by the terms of the stockholder-approved 2017 Stock Incentive Plan. As a result of the repricing, the per share exercise price of the affected options was set to $2.46, which was the closing price of our common stock on May 19, 2023. The repricing included options held by the named executive officers set out below.

Named Executive Officer	No. of Shares Subject to Repriced Options	Exercise Price Per Share Before Repricing ($)
Brandon H. LaVerne	31,167	$10.38 - $10.44
Mary Louise Osborne	21,292	10.38 - 10.44
James J. Park	21,293	10.38 - 10.44

Retention Agreements

On April 12, 2022, our compensation committee approved retention agreements for certain key employees to further motivate such persons to remain employed with us. Under the terms of the retention agreements, the employee received a stock option and was eligible to receive a cash payment if the employee remained employed with us through April 12, 2023. A portion of the cash payment was paid following the execution of the retention agreement and the balance was payable on the next regularly scheduled payday following April 12, 2023. The stock option vests over four years, with 25% of the shares subject to the award vesting on the one-year anniversary of the date of grant, and the remaining vesting as equally as possible over the following 12 quarters, subject to the employees continued service to us. The options have a seven-year life. The table below set forth details of the retention agreements entered into with our named executive officers. Each of Mr. LaVerne, Ms. Osborne, and Mr. Park received their retention cash payment in April 2023.

Named Executive Officer	No. of Shares Subject to Option	Retention Cash Payment ($)
Brandon H. LaVerne	6,167	$91,900
Mary Louise Osborne	4,625	61,300
James J. Park	4,625	48,200

Employment Agreements

Chief Executive Officer and Chief Operating Officer

We entered into a three-year employment agreement with Mr. LaVerne dated July 26, 2022, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. LaVerne is eligible for an annual bonus target of 100% of his base salary based upon achieving certain milestones. If Mr. LaVerne is terminated without good cause or resigns for good reason, his stock options will become fully vested and may be exercised for a period of twenty-four months following the date of termination, he will receive continued payments of base salary for a period of six months from his date of termination and a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination, which is payable on the six-month anniversary of the date of termination and he will receive COBRA benefits for a period of twelve months.

President and Chief Commercial Officer

We entered into a three-year employment agreement with Ms. Osborne dated July 26, 2022, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Ms. Osborne is eligible for an annual bonus target of 100% of her base salary based upon achieving certain milestones and allows for overachievement to a maximum of 200% of her base salary. If Ms. Osborne is terminated without good cause or resigns for good reason, her options will become fully vested and may be exercised for a period of twenty-four months following the date of termination, she will receive continued payments of base salary for a period of six months from her date of termination and a lump sum payment equal to six months of her base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of the date of termination and she will receive COBRA benefits for a period of twelve months.

Chief Financial Officer

We entered into a three-year employment agreement with Mr. Park dated July 26, 2022, with an option to renew for an additional three-year term unless terminated by either party within 90 days of the end of the original term. Mr. Park is eligible for an annual bonus target of 50% of his base salary based upon achieving certain milestones. If Mr. Park is terminated without good cause or resigns for good reason, his options will become fully vested and may be exercised for a period of twenty-four months following the date of termination, he will receive continued payments of base salary for a period of six months from his date of termination and a lump sum payment equal to six months of his base salary plus a pro-rata share of any bonus earned for the year of termination which is payable on the six-month anniversary of the date of termination and he will receive COBRA benefits for a period of twelve months.

Outstanding Equity Awards at Fiscal Year -End

The following table sets forth all outstanding equity awards held by our named executive officers as of December 31, 2023. Mr. Peizer, who resigned effective March 2, 2023, held no outstanding equity awards as of December 31, 2023.

	Option Awards						Stock Awards
	Number of	Number of					Number of		Market
	Securities	Securities					Shares or		Value of Shares
	Underlying	Underlying		Option			Units of Stock		or Units of
	Unexercised	Unexercised		Exercise		Option	That Have		Stock That
	Options (#)	Options (#)		Price		Expiration	Not Vested		Have Not
Name	Exercisable	Unexercisable		($)		Date	(#)		Vested ($)
Brandon H. LaVerne	2,313	3,854	(1)	$2.46	(5)	04/12/29	—		—
	10,417	31,250	(2)	2.418		11/29/29	—		—
	25,000	—	(3)	2.46	(5)(6)	03/25/30	—		—
	—	58,334	(2)	2.862		05/11/30	—		—
	37,730	93,438

Mary Louise Osborne	1,735	2,890	(1)	2.46	(5)	04/12/29	—		—
	10,417	31,250	(2)	2.418		11/29/29	—		—
	—	41,667	(2)	2.862		05/11/30	—		—
	9,723	6,944	(4)	2.46	(5)(6)	08/30/31	—		—
	21,875	82,751

James J. Park	1,735	2,890	(1)	2.46	(5)	04/12/29	—		—
	4,167	12,500	(2)	2.418		11/29/29	—		—
	5,834	—	(4)	2.46	(5)(6)	12/02/29	—		—
	10,834	—	(4)	2.46	(5)(6)	02/12/30	—		—
	—	25,000	(2)	2.862		05/11/30	—		—
	—	—		—		—	200	(7)	$80.00
	22,570	40,390
___________

(1)	One fourth of the number of shares subject to these options vests one-year from the date of grant and the remaining shares vest equally each quarter thereafter over the remaining three years.
(2)	One fourth of the number of shares subject to these options vest one-year from the date of grant and the remaining shares vest equally every six months thereafter over the remaining three years.
(3)	One third of the number of shares subject to these options vest one year from the date of grant and the remaining shares vest equally each month thereafter over the next 24 months.
(4)	One fourth of the number of shares subject to these options vest one year from the date of grant and the remaining shares vest equally each month thereafter over the next 36 months.
(5)	This option was repriced in May 2023. There was no change to the vesting schedule of this option in connection with the repricing
(6)	This option was repriced in April 2022. There was no change to the vesting schedule of this option in connection with the repricing
(7)	40% of these RSUs vest one-year from the date of grant and the remaining RSUs vest equally over the next three years.

Potential Payments Upon Termination or Change-In-Control

The employment agreements we have with our named executive officers and our equity incentive plan or individual award agreements thereunder provide for certain payments to our named executive officers at or following or in connection with a termination of their employment or a change of control of the Company.

For a description of the terms of the employment agreements, see “—Employment Agreements,” above.

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

•a merger or consolidation of the Company whether or not approved by our board of directors, which would result in more than 50% of the total voting power represented by the voting securities; or

•the sale or disposition by the Company of all or substantially all of its assets in a transaction requiring stockholder approval.

Director Compensation

The following table provides information regarding compensation that was awarded to, earned by or paid to the individuals who served as our non-employee directors during the year ended December 31, 2023. None of our directors were awarded, earned or were paid any cash compensation during 2023. All of the information in this “Director Compensation” section has been adjusted to reflect the 1-for-6 reverse stock split effected in July 2023.

	Option Awards		Stock Awards	Total
Name	($) (1)		($) (1)	($)
Michael E. Sherman	$121,581	(2)	$124,789	$246,370
Richard A. Berman	115,010	(3)	124,789	239,799
James M. Messina	66,867		124,789	191,656
____________

(1)	Amounts reflect the compensation expense recognized in the Company’s financial statements in 2023 for non-employee director stock options and stock awards, valued in accordance with FASB ASC Topic 718. As such, these amounts do not correspond to the compensation actually realized by each director for the period.
(2)	Includes compensation expense of $36,582 related to the repricing of Mr. Sherman’s stock options that occurred in August 2022.
(3)	Includes compensation expense of $47,510 related to the repricing of Mr. Berman’s stock options that occurred in August 2022.

Our non-employee directors are eligible to participate in our equity incentive plans, which are administered by our compensation committee under authority delegated by our board of directors. The terms and conditions of option grants to our non-employee directors under our equity incentive plans are and will be determined in the discretion of our compensation committee, consistent with the terms of the applicable plan.

In 2023 incumbent non-employee directors were granted $50,000 worth of stock options. Grants to non-employee directors are pro-rated based upon the date they join our board of directors. In addition, each committee member was granted an additional $5,000 worth of stock options, the chairman of each committee was granted an addition $2,500 worth of stock options, and our lead independent director at the time was granted an additional $15,000 worth of stock options. The value of stock options was determined using the Black-Scholes model. The exercise price of the stock options was equal to the closing price of our common stock on the date of grant and the stock options vest quarterly over a one-year period from the date of grant, subject to attendance at meetings of our board of directors unless such absence is excused by the chairman of our board of directors.

We also reimburse our directors for reasonable out-of-pocket expenses they incur in connection with attending board or committee meetings.

Outstanding equity awards held by non-employee directors as of December 31, 2023 were as follows:

			Number of		Number of						Number of		Market Value of
			Securities		Securities				Grand Date		Securities		Securities
			Underlying		Underlying				Fair Market		Underlying		Underlying
			Unexercised		Unexercised		Option		Value		Stock Awards		Stock Awards
			Options		Options		Exercise		Options		That Have		That Have
Name	Grant Date		Exercisable (#)		Unexercisable (#)		Price ($)		Outstanding ($)		Not Vested (#)(6)		Not Vested ($)(6)
Michael E. Sherman	08/29/2022	(1)	10,174	(1)	—	(1)	$3.9066	(1)(3)	$102,260	(4)	—		$—
	08/29/2022	(1)	6,299	(1)	—	(1)	3.9066	(1)(3)	148,566	(4)	—		—
	08/29/2022	(1)	2,772	(1)	—	(1)	3.9066	(1)	131,064	(4)	—		—
	08/29/2022	(1)	835	(1)	—	(1)	3.9066	(1)	218,911	(4)	—		—
	08/29/2022	(1)	9,384	(1)	—	(1)	3.9066	(1)	296,470	(4)	—		—
	01/03/2023		53,558		—		2.16		85,000		—		—
	08/29/2022	(2)	—		—		—		—		38,397	(2)	15,359	(2)

Richard A. Berman	08/29/2022	(1)	6,945	(1)	—	(1)	3.9066	(1)	502,500	(5)	—		—
	08/29/2022	(1)	11,155	(1)	—	(1)	3.9066	(1)(3)	112,123	(5)	—		—
	08/29/2022	(1)	6,907	(1)	—	(1)	3.9066	(1)(3)	162,890	(5)	—		—
	08/29/2022	(1)	2,683	(1)	—	(1)	3.9066	(1)	126,840	(5)	—		—
	08/29/2022	(1)	814	(1)	—	(1)	3.9066	(1)	213,318	(5)	—		—
	08/29/2022	(1)	9,143	(1)	—	(1)	3.9066	(1)	288,871	(5)	—		—
	01/03/2023		42,531		—		2.16		67,500		—		—
	08/29/2022	(2)	—		—		—		—		38,397	(2)	15,359	(2)

James M. Messina	08/29/2022		2,727		—		3.9066		6,443		—		—
	01/03/2023		40,956		—		2.16		65,000		—		—
	03/23/2023		909		—		2.82		1,867		—		—
	08/29/2022	(2)	—		—		—		299,493		38,397	(2)	15,359	(2)
___________

(1)
At the Company’s 2022 Annual Meeting of Stockholders (the “2022 Annual Meeting”) held on August 29, 2022, our stockholders approved a director retention plan (the “Director Retention Plan”). Under the terms of the Director Retention Plan, all stock options previously granted to the non-employee directors standing for reelection at the 2022 Annual Meeting were repriced (the “Repriced Options”) and, to the extent any Repriced Options were vested, such portion became entirely unvested and became 100% vested on August 29, 2023.

(2)
On August 29, 2022, the three remaining directors of the Company each received $300,000 worth of RSUs for their continued service on our board of directors. The RSUs vest over three years, with half vesting on the one-year anniversary of the date of grant, and the balance vesting equally on the second and third anniversary of the date of grant, subject to continued service on our board of directors. With the respect to each RSU that becomes vested, the settlement of the vested RSU will occur on the third anniversary of the date of grant.

(3)	In accordance with the Director Retention Plan, the expiration date of this option was extended to December 19, 2027.
(4)	In accordance with the Director Retention Plan, additional fair market value of $54,872 was calculated and will be expensed equally each month through August 2023.
(5)	In accordance with the Director Retention Plan, additional fair market value of $71,265 was calculated and will be expensed equally each month through August 2023.
(6)	These columns represent amounts related to awards of RSUs.

There were a total of 322,983 stock options and RSUs outstanding held by non-employee directors as of December 31, 2023, with an aggregate grant date fair value of $3.6 million, the last of which vest in August 2025. There were 137,954 stock options and RSUs granted to non-employee directors during 2023 and 1,509,792 stock options and RSUs granted to non-employee directors during 2022. In addition, there were 67,111 stock options held by non-employee directors repriced in August 2022.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023. The information below has been adjusted to reflect the effect of the 1-for-6 reverse stock split effected in July 2023.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and right	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,282,746	$6.63	59,873
Equity compensation plans not approved by security holders	—	—	—
Total	1,282,746	6.63	59,873
___________
(1) Under our 2017 Stock Incentive Plan, as amended, we may grant incentive stock options, restricted and unrestricted stock awards.
(2) The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 9, 2024 for (a) each stockholder known by us to own beneficially more than 5% of our common stock (b) our named executive officers listed in the 2023 Summary Compensation Table, (c) each of our directors, and (d) all of our current directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of April 9, 2024 pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in the footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 47,667,342 shares of common stock outstanding on April 9, 2024.

			Total
		Shares	common
	Common	beneficially	stock	Percent
	stock	owned	beneficially	of
Name of beneficial owner (1)	owned	(2)	owned	class
5% or Greater Stockholder
Acuitas Group Holdings, LLC (3)	29,064,175	236,067,799	265,131,974	93.4%

Directors and Named Executive Officers:
Terren S. Peizer (3)(4)	29,064,175	236,067,799	265,131,974	93.4%
Michael E. Sherman	2,592	242,900	245,492	*
Richard A. Berman	—	211,686	211,686	*
James M. Messina	—	176,100	176,100	*
Brandon H. LaVerne	7,349	58,293	65,642	*
Mary Louise Osborne	5,386	39,814	45,200	*
James J. Park	3,144	31,481	34,625	*

All current directors and executive officers as a group (6 persons)	18,471	760,274	778,745	1.6%
___________

*	Less than 1%.
(1)	Except as set forth below, the mailing address of all individuals listed is c/o Ontrak, Inc., 333 S. E. 2nd Avenue, Suite 2000, Miami, FL, 33131.
(2)	Numbers in this column represent shares of common stock that may be acquired within 60 days of the Measurement Date pursuant to the exercise or conversion of outstanding securities.
(3)
Acuitas Group Holdings, LLC (“Acuitas”) is a limited liability company 100% owned by Terren S. Peizer. Total common stock beneficially owned consists of: (i) 29,064,175 shares of common stock; (ii) (A) an aggregate of 174,956,683 shares of common stock acquirable upon exercise of warrants outstanding as of April 9, 2024; (B) 8,333,333 shares of common stock acquirable upon exercise of a warrant that will be acquired, subject to stockholder approval, in respect of the senior secured convertible note acquired on April 5, 2024; and (C) an aggregate of 16,666,667 shares of common stock acquirable upon exercise of warrants that will be acquired, subject to stockholder approval, in respect of senior secured convertible notes acquirable with 60 days of April 9, 2024; (iii) (A) an aggregate of 9,722,222 shares of common stock acquirable upon conversion of senior secured convertible notes outstanding as of April 9, 2024 (assuming, subject to stockholder approval, the conversion of the entire principal amounts thereof at a conversion price equal to $0.36 per share and all accrued and unpaid interest thereon is paid in cash), and (B) an aggregate of 8,333,333 shares of common stock acquirable upon conversion of senior secured convertible notes acquirable within 60 days of April 9, 2024 (assuming, subject to stockholder approval, the conversion of the entire principal amounts thereof at a conversion price equal to $0.36 per share and all accrued and unpaid interest thereon is paid in cash), and (iv) 18,055,557 shares of common stock acquirable upon exercise of warrants that would be acquired in connection with, and assuming, the conversion of all of the amounts owed under the notes referenced in clause (iii). The address for Acuitas and Mr. Peizer is 200 Dorado Beach Drive, #3831, Dorado, Puerto Rico, 00646.

(4)	Former Chairman of the Board and Chief Executive Officer.
___
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence

Our common stock is traded on The NASDAQ Capital Market. Our Board of Directors has determined that all of its current members qualify as an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq listing rules.

Related Transactions

Except as set forth below, since January 1, 2022, there has not been nor are there currently proposed any transactions or series of similar transactions to which we were or are to be a party in which the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which any of our directors or executive officers or any holder of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. On August 12, 2022, the Company and Acuitas Capital entered into an amendment to the Original Keep Well Agreement in connection with the appointment of a collateral agent under the Original Keep Well Agreement (the “First Amendment”). On November 19, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment (the “Second Amendment”), on December 30, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment and the Second Amendment (the “Third Amendment”), on June 23, 2023, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment (the “Fourth Amendment”), on October 31, 2023, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment (the “Fifth Amendment”), and on March 28, 2024, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment (the “Sixth Amendment”). In this section, the Company refers to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, and the Fourth Amendment, as the “Keep Well Agreement” and to Acuitas Capital, together with any of its transferees or affiliates under the Keep Well Agreement, as “Acuitas.”

On March 28, 2024, the Company and Humanitario, an affiliate of Acuitas Capital, entered into the Private Placement Investor Waiver.

For a description of the transactions under the Fifth Amendment, Sixth Amendment and the Private Placement Investor Waiver, see “Overview—Recent Developments—Fifth Amendment to Keep Well Agreement and Letter Agreement,” “Overview—Recent Developments—Public Offering, Private Placement and Notes Conversion,” “Overview—Recent Developments—Sixth Amendment to Existing Keep Well Agreement” and “Overview—Recent Developments—Waivers by Holders of Outstanding Warrants” in Item 7 of Part II of this report, which are incorporated by reference herein.

The Original Keep Well Agreement

Under the terms of the Original Keep Well Agreement, subject to the satisfaction of certain conditions precedent, the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note (each, an “Original Keep Well Note”) with a principal amount equal to the amount borrowed. Subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting, in connection with each Original Keep Well Note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock (each, an “Original Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Original Keep Well Warrant was to be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Original Keep Well Warrant, which was $1.69 per share, the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Original Keep Well Agreement. The maturity date of the Original Keep Well Notes was September 1, 2023.

In connection with entering into the Original Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting, the Company agreed to issue 739,645 shares of its common stock to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) (the “Original Commitment Shares”). The Original Commitment Shares were issued to Acuitas in September 2022, and after giving effect to the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, was adjusted to 123,275 shares of the Company’s common stock.

The Second Amendment, the Third Amendment and Fourth Amendment

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note (as defined below) (and of any other secured note issued under the Keep Well Agreement), the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding, and (a) the minimum conversion price of the Keep Well Notes and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Below is a summary of certain other amendments effected by the Second Amendment, the Third Amendment and the Fourth Amendment:

•the maturity date of the Original Keep Well Notes (and of any other secured notes issued under the Keep Well Agreement) was extended from September 1, 2023 to June 30, 2024 in the Second Amendment, and was further extended to September 30, 2024 in the Fourth Amendment, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company;
•per the Second Amendment, the remaining amount available to be borrowed under the Keep Well Agreement was increased from $10.7 million to $14.0 million and the provision that previously reduced the amount available to be borrowed by the net proceeds the Company received from equity financings was eliminated;
•per the Second Amendment, the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement, the entire then-remaining amount of $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023; the funding structure was further amended in the Fourth Amendment with respect to the $6.0 million remaining available amount to be funded, as described below;
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

A “Qualified Financing” was generally defined as any financing in which the Company issues or sells any of its equity securities for cash to one or more third party investors resulting in gross proceeds to the Company of at least $10.0 million exclusive of any amount invested by Acuitas in such financing. Under the Fifth Amendment, the definition of Qualified Financing was amended, and the parties agreed to other changes related to the investment of Escrowed Funds and conversion of Keep Well Notes. See “Overview—Recent Developments—Fifth Amendment to Keep Well Agreement and Letter Agreement” in Item 7 of Part II of this report.

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at the special meeting of the Company's stockholders held in February 2023 (the “2023 Special Meeting”), Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report.

Each Original Keep Well Note outstanding as of the date of stockholder approval was deemed to be amended to contain the Conversion Right. The Company refers to such Original Keep Well Notes, as so amended, and to all other secured notes issued under the Keep Well Agreement, as the “Keep Well Notes.”

In addition, in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock (as described above), the Company agreed to issue to Acuitas a five-year warrant to purchase shares of the Company’s common stock, and the number of shares of the Company’s common stock subject to each such warrant will be equal to (x) 100% of the amount converted divided by (y) the conversion price of the Keep Well Note then in effect, and the exercise price of each such warrant will be equal to the conversion price of the Keep Well Note then in effect, subject to adjustment as described below.

Increase in Warrant Coverage and Other Adjustments

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, (a) the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report), which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below; (b) the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting (i.e., 1,775,148 shares, before the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares; 5,555,557 shares , or an additional 5,259,696 shares, as adjusted for the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report); and (c) the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) the greater of (i) the per share warrant exercise price (as adjusted as of the date of issuance of the applicable warrant) and (ii) $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report), subject to future adjustment as described below.

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to the holder of each warrant issued under the Keep Well Agreement outstanding as of the date of such approval, in exchange for such warrant, a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above and below, including the increase in the warrant coverage and the decrease in the exercise price. In this section, the Company refers to the new warrants issued in exchange for outstanding warrants and to any warrants issued in connection with future borrowings under the Keep Well Agreement or in connection with the conversion of the principal amount of any Keep Well Note and/or accrued interest thereon into shares of the Company’s common stock as the “Keep Well Warrants.”

Under the terms of the Second Amendment, if the reverse stock split approved at the 2023 Special Meeting is effected, then:

(1) the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below; and
(2) the Warrant Coverage Denominator would be reduced to the greater of $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) and the Post-Stock Split Price, subject to further reduction as described below.

As discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44 on August 3, 2023. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

Also under the terms of the Second Amendment: (i) the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 was to be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price; and (ii) the Warrant Coverage Denominator was to be reduced to the greater of (a) $0.15 (or $0.90 as adjusted after giving effect to the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report) and (b) the lesser of (x) the Post-Stock Split Price and (y) the closing price of the Company’s common stock on August 31, 2023. On September 1, 2023, the exercise price of each Keep Well Warrant and the Warrant Coverage Denominator (applicable to warrant issuances, if any, thereafter) was determined to be $0.92.

Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 2,038,133 additional shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 2 of the Notes to Consolidated Financial Statements in Part II, Item 8 of this report, was adjusted to 339,689 shares of the Company's common stock).

Issuance Cap

Under the Second Amendment, the Company and Acuitas agreed that (i) under no circumstances will the Company issue any shares upon exercise of any warrant issued under the Keep Well Agreement or upon conversion of any Keep Well Note to the extent that, after giving effect to the issuance of any such shares, Acuitas (together with its affiliates) would beneficially own shares of the Company’s common stock representing more than 90% of the total number of shares of the Company’s common stock outstanding as of the time of such issuance (the “Issuance Cap”); and (ii) in the event of a Fundamental Transaction (as defined in the Second Amendment), regardless of the actual number of securities of the Company beneficially owned by Acuitas and its affiliates at the effective time thereof, Acuitas shall not be entitled to receive any consideration pursuant to such Fundamental Transaction in respect of any shares underlying any of the warrants issued under the Keep Well Agreement or any shares issuable upon conversion of any Keep Well Note that would represent shares in excess of the Issuance Cap if beneficially owned by Acuitas and/or its affiliates immediately prior to such effective time, and all warrants and Keep Well Notes owned or beneficially owned by Acuitas and/or its affiliates at the effective time of such Fundamental Transaction, solely to the extent that, if exercised or converted, such warrants and Keep Well Notes would result in the issuance of such excess shares, will be cancelled and forfeited without consideration therefor, effective as of such effective time; provided, however, that the foregoing shall not affect the Company’s obligation to pay all amounts owed under such Keep Well Notes in connection with such Fundamental Transaction. Under the Fifth Amendment, the foregoing was eliminated.

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

Company Policy Regarding Related Party Transactions

Pursuant to its charter, unless reviewed, approved and monitored by the Board of Directors or another duly authorized committee of the Board of Directors consistent with Nasdaq’s listing rules, the Audit Committee reviews and approves all related person transactions that are reportable by the Company under applicable SEC rules or regulations, and monitors any such approved transactions on an ongoing basis. In reviewing, approving and monitoring such transactions, the Audit Committee obtains, or directs management to obtain on its behalf, all information that the Audit Committee believes to be relevant and important to a review of the transaction prior to its approval. Following receipt of the necessary information, the Audit Committee reviews and discusses the transaction, and may discuss the transaction with management, our independent auditor and/or legal counsel, prior to approval of the transaction.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents fees for professional audit services rendered by EisnerAmper LLP (“EisnerAmper”) for the audit of the Company’s annual financial statements for the year ended December 31, 2023 and 2022 and fees billed for other services rendered during those periods:

	2023	2022
Audit fees (1)	$448,134	$367,988
All other fees (2)	63,808	—
Total	$511,942	$367,988
_________
(1) Audit fees consisted of audit work performed in the preparation of financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide, such as comfort letters.
(2) Relates to legal fees incurred relating to the SEC/DOJ investigation (see Note 13 of the Notes to Consolidated Financial Statements in Part I, Item 8 of this report).

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

2. Audit-Related services, if any, are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services, if any, include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

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

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation dated February 21, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on February 22, 2023).

3.6
Certificate of Amendment to Amended and Restated Certificate of Incorporation dated July 27, 2023 (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on July 27, 2023).

3.7	Amended and Restated Bylaws of Ontrak, Inc., effective August 4, 2023 (incorporated herein by reference to Exhibit 3.1 to the Company's Form 8-K filed with the SEC on August 4, 2023).
4.1
Specimen Common Stock Certificate, incorporated by reference to exhibit of the same number to Catasys Inc.’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2005, on March 16, 2006.

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

4.5(a)
Form of Senior Secured Note issuable under Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser, and the collateral agent, incorporated by reference to Exhibit 4.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022.

4.5(b)
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

4.5(c)
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

4.5(d)
Form of Demand Note (attached as Exhibit A to the Sixth Amendment to Master Note Purchase Agreement), incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on March 28, 2024.

4.6(a)
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

4.6(b)
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

4.6(c)
Form of Demand Warrant and New Keep Well Warrant (attached as Exhibit B to the Sixth Amendment to Master Note Purchase Agreement), incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on March 28, 2024.

4.7(a)	Form of Pre-Funded Common Stock Purchase Warrant issued on November 14, 2023 (incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).
4.7(b)	Form of Common Stock Purchase Warrant issued on November 14, 2023 (incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on November 15, 2023).

4.8(a)
Pre-Funded Common Stock Purchase Warrant issued to Humanitario Capital LLC on November 14, 2023 (incorporated herein by reference to Exhibit 4.3 of the Company's Form 8-K filed with the SEC on November 15, 2023).

4.8(b)
Common Stock Purchase Warrant issued to Humanitario Capital LLC on November 14, 2023 (incorporated herein by reference to Exhibit 4.4 of the Company's Form 8-K filed with the SEC on November 15, 2023).

10.1#
Employment Agreement between Catasys, Inc. and Terren S. Peizer, dated September 29, 2003, incorporated by reference to Exhibit 10.2 of Catasys Inc.’s annual report on Form 10-K filed with the SEC for the year ended December 31, 2005, on March 16, 2006.

10.2#	Form of Stock Option Grant Notice incorporated by reference to Exhibit 10.4 of Catasys, Inc.’s Form 10-K filed with the SEC on March 31, 2015.
10.3#	2017 Stock Incentive Plan, incorporated by reference to Exhibit B of Catasys, Inc.’s Preliminary Information Statement on Schedule 14C filed with the SEC on February 28, 2017.
10.4#
Employment Agreement dated July 26, 2022 by and between the Company and Brandon LaVerne, incorporated herein by reference to Exhibit 10.5 to Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023.

10.5#
Employment Agreement dated July 26, 2022 by and between the Company and Mary Louse Osborne, incorporated herein by reference to Exhibit 10.23 to Ontrak, Inc.'s Form S-1, Amendment No. 2, filed with the SEC on August 28, 2023.

10.6#
Employment Agreement by and between Ontrak, Inc. and Arik Hill, dated August 11, 2021, incorporated herein by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 8-K filed with the SEC on August 12, 2021.

10.7#
Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and James J. Park, incorporated herein by reference to Exhibit 10.17 of Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023.

10.8#
Employment Agreement dated July 26, 2022 by and between Ontrak, Inc. and Judith Feld, incorporated herein by reference to Exhibit 10.18 of Ontrak, Inc.'s Form 10-K filed with the SEC on April 17, 2023.

10.9(a)
Master Note Purchase Agreement, dated as of April 15, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and the collateral agent (incorporated by reference to Exhibit 10.1 of Ontrak, Inc.'s Form 10-Q filed with the SEC on May 11, 2022).

10.9(b)	Letter Agreement dated July 15, 2022, between Ontrak, Inc., and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on July 21, 2022).
10.9(c)
Letter Agreement dated August 26, 2022, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on September 9, 2022).

10.9(d)
First Amendment to Master Note Purchase Agreement, dated as of August 12, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.13 of the Company's Form 10-K filed with the SEC on April 17, 2023).

10.9(e)
Second Amendment to Master Note Purchase Agreement, dated as of November 19, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent, incorporated by reference to Exhibit 10.5 of the Company's Form 10-Q filed with the SEC on November 21, 2022).

10.9(f)
Third Amendment to Master Note Purchase Agreement, dated as of December 30, 2022, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on January 4, 2023).

10.9(g)
Fourth Amendment to Master Note Purchase Agreement made as of June 23, 2023, by and among Ontrak, Inc., certain of its subsidiaries, Acuitas Capital LLC, and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on June 27, 2023).

10.9(h)
Letter Agreement dated August 7, 2023, between Ontrak, Inc., Acuitas Capital LLC and U.S. Bank Trust Company, National Association (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the SEC on August 10, 2023).

10.9(i)
Fifth Amendment to Master Note Purchase Agreement, dated as of October 31, 2023, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 2, 2023).

10.9(j)
Support Agreement, dated as of October 31, 2023, by and among Ontrak, Inc. and Acuitas Group Holdings, LLC and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed with the SEC on November 2, 2023).

10.9(k)
Letter Agreement dated November 9, 2023, between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the SEC on November 15, 2023).

10.9(l)
Stockholders Agreement made and entered into as of February 21, 2023, by and between Ontrak, Inc. and Acuitas Capital LLC (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 22, 2023).

10.9(m)
Sixth Amendment to Master Note Purchase Agreement, dated as of March 28, 2024, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 28, 2024).

10.10	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.11	Form of Placement Agency Agreement (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on August 4, 2022).
10.12(a)*	Form of Securities Purchase Agreement by and between Ontrak, Inc. and the purchaser parties thereto dated as of November 10, 2023.
10.12(b)
Form of Waiver and Consent Agreement, dated as of March 28, 2024, by the party thereto in favor of Ontrak, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 28, 2024).

10.13
Waiver Agreement, effective as of March 28, 2024, by Humanitario Capital LLC in favor of Ontrak, Inc.(incorporated herein by reference to Exhibit 10.3 to the Company's Form 8-K filed with the SEC on March 28, 2024).

21.1*	Subsidiaries of the Company.
23.1*	Consent of Independent Registered Public Accounting Firm – EisnerAmper LLP.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Policy on Recovery of Erroneously Awarded Compensation, dated November 29, 2023.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
____________________________
*    Filed herewith.
**    Furnished herewith.
#    Management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: April 16, 2024	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BRANDON H. LAVERNE	Chief Executive Officer	April 16, 2024
Brandon H. LaVerne	(Principal Executive Officer)

/s/ JAMES J. PARK	Chief Financial Officer	April 16, 2024
James J. Park	(Principal Financial and Accounting Officer)

/s/ MICHAEL SHERMAN	Chairman of the Board of Directors	April 16, 2024
Michael Sherman

/s/ RICHARD A. BERMAN	Director	April 16, 2024
Richard Berman

/s/ JAMES M. MESSINA	Director	April 16, 2024
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ontrak, Inc.,

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ontrak, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Accounting for Debt and Equity Transactions

As described in Notes 8, 9 and 10 to the financial statements, the Company entered into a debt amendment in October 2023, and conversion of debt, a public offering and private placement, in November 2023, pursuant to which the Company agreed to issue an aggregate of (i) 31,674,254 shares of the Company’s common stock, (ii) 24,241,265 pre-funded warrants exercisable for shares of common stock, and (iii) 84,748,852 common warrants exercisable for shares of common stock. Based on the specific terms in the agreements and the applicable authoritative guidance, the Company determined that the pre-funded warrants and common warrants should be classified as permanent equity. The Company was also required to apply complex accounting guidance to determine the appropriate accounting for the amendment and conversion of the debt, including complexities in determining the fair value of the equity instruments issued.

We identified the assessment of the appropriate accounting and balance sheet classification of the pre-funded warrants and the common warrants as equity or liability as well as the accounting and valuation of amended debt and equity instruments issued as a critical audit matter due to the complexity in assessing the instruments features, which requires management to interpret and apply the complex terms in the agreements to the appropriate application of accounting authoritative guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of and evaluating the design of controls related to accounting over financial reporting, including complex transactions; (ii) obtaining the agreements and evaluating the terms and conditions of the agreements and assessing the reasonableness of management’s interpretation and application of the appropriate accounting authoritative guidance; in assessing the appropriateness of conclusions reached by management by (a) evaluating the underlying terms of the agreements, (b) assessing the appropriateness of management’s application of the authoritative accounting guidance and (c) evaluating the methodologies and assumptions used to estimate the fair value of the equity instruments issued.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2018.

EISNERAMPER LLP
Philadelphia, Pennsylvania
April 16, 2024

ONTRAK, INC.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash	$9,701	$5,032
Restricted cash - current	—	4,477
Receivables, net	—	973
Unbilled receivables	207	453
Deferred costs - current	128	156
Prepaid expenses and other current assets	2,743	3,168
Total current assets	12,779	14,259
Long-term assets:
Property and equipment, net	913	2,498
Restricted cash - long-term	—	204
Goodwill	5,713	5,713
Intangible assets, net	99	1,125
Other assets	147	1,326
Operating lease right-of-use assets	195	632
Total assets	$19,846	$25,757

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$563	$1,927
Accrued compensation and benefits	442	1,987
Deferred revenue	97	326
Current portion of operating lease liabilities	56	653
Other accrued liabilities	2,784	4,576
Total current liabilities	3,942	9,469
Long-term liabilities:
Long-term debt, net	1,467	10,065
Long-term operating lease liabilities	166	546
Total liabilities	5,575	20,080
Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized; 38,466,979 and 4,527,914 shares issued and outstanding at December 31, 2023 and 2022, respectively	6	3
Additional paid-in capital	484,926	448,415
Accumulated deficit	(470,661)	(442,741)
Total stockholders' equity	14,271	5,677
Total liabilities and stockholders' equity	$19,846	$25,757
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022
Revenue	$12,743	$14,514
Cost of revenue	3,943	7,461
Gross profit	8,800	7,053

Operating expenses:
Research and development	6,626	10,974
Sales and marketing	3,580	5,006
General and administrative	19,269	34,256
Restructuring, severance and related costs	457	934
Total operating expenses	29,932	51,170
Operating loss	(21,132)	(44,117)

Other income (expense), net	334	(3,461)
Interest expense, net	(7,202)	(3,907)
Loss before income taxes	$(28,000)	$(51,485)
Income tax benefit (expense)	80	(88)
Net loss	(27,920)	(51,573)
Dividends on preferred stock - declared and undeclared	(8,954)	(8,954)
Net loss attributable to common stockholders	$(36,874)	$(60,527)

Net loss per common share - basic and diluted	$(3.30)	$(15.61)

Weighted-average common shares outstanding - basic and diluted	11,159	3,877

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Stockholders' Equity
(in thousands, except share and per share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	3,770,265	$—	3,446,698	$2	$436,721	$(391,168)	$45,555
Preferred dividends declared	—	—	—	—	(2,239)	—	(2,239)
Common stock issued relating to registered direct offering, net	—	—	833,334	1	3,293	—	3,294
Common stock issued relating to settlement of contingent consideration	—	—	5,569	—	293	—	293
Common stock issued for financing and consulting services	—	—	132,534	—	1,351	—	1,351
Warrants issued in debt financing	—	—	—	—	827	—	827
Restricted stock units vested, net of taxes	—	—	5,562	—	(6)	—	(6)
401(k) employer match	—	—	104,217	—	643	—	643
Stock-based compensation expense	—	—	—	—	7,532	—	7,532
Net loss	—	—	—	—	—	(51,573)	(51,573)
Balance at December 31, 2022	3,770,265	$—	4,527,914	$3	$448,415	$(442,741)	$5,677
Common stock issued in Public Offering	—	—	4,592,068	—	986	—	986
Warrants and Pre-Funded Warrants issued in Public Offering	—	—	—	—	5,313	—	5,313
Common stock issued in conversion of Keep Well Notes	—	—	27,082,186	3	9,183	—	9,186
Warrants issued in conversion of Keep Well Notes	—	—	—	—	7,063	—	7,063
Pre-Funded Warrants and Warrants issued in Private Placement	—	—	—	—	11,000	—	11,000
Write-off of debt issuance costs related to conversion of Keep Well Notes	—	—	—	—	(3,654)	—	(3,654)
Write-off of debt issuance costs related to cancelled Keep Well Notes in Private Placement	—	—	—	—	(1,522)	—	(1,522)
Costs related to Public Offering and Private Placement transactions	—	—	—	—	(1,343)	—	(1,343)
Pre-Funded Warrants exercised	—	—	1,875,534	—	—	—	—
Common stock issued for financing under the Keep Well Agreement	—	—	339,689	—	—	—	—
Warrants issued in debt financing, adjusted for repricings	—	—	—	—	11,034	—	11,034
Loss on extinguishment of debt with related party	—	—	—	—	(4,494)	—	(4,494)
Restricted stock units vested, net	—	—	2,776	—	(3)	—	(3)
401(k) employer match	—	—	18,897	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,948	—	2,948
Fractional shares issued in connection with reverse stock split	—	—	27,915	—	—	—	—
Net loss	—	—	—	—	—	(27,920)	(27,920)
Balance at December 31, 2023	3,770,265	$—	38,466,979	$6	$484,926	$(470,661)	$14,271

See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(27,920)	$(51,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,948	7,532
Write-off of debt issuance costs	—	3,334
Paid-in-kind interest expense	3,753	553
Bad debt expense	531	—
Gain on termination of operating lease	(471)	—
Write-off of other asset	100	259
Depreciation expense	1,801	2,494
Amortization expense	4,581	2,706
Change in fair value of warrants	(35)	(133)
401(k) employer match in common shares	—	628
Common stock issued for consulting services	—	102
Changes in operating assets and liabilities:
Receivables	972	4,965
Unbilled receivables	(285)	2,781
Prepaid and other assets	668	1,558
Accounts payable	(1,179)	791
Deferred revenue	(229)	(115)
Lease liabilities	(166)	(328)
Other accrued liabilities	(567)	480
Net cash used in operating activities	(15,498)	(23,966)
Cash flows from investing activities
Purchases of property and equipment	(285)	(1,156)
Net cash used in investing activities	(285)	(1,156)

Cash flows from financing activities
Proceeds from Keep Well Notes	8,000	11,000
Proceeds from Keep Well Agreement held in escrow and funded Private Placement	6,000	—
Common stock, Pre-Funded Warrants and Warrants issued in Public Offering	6,299	—
Financing transaction costs	(1,744)	(907)
Repayment of 2024 Notes	—	(39,194)
Proceeds from issuance of common stock	—	4,000
Common stock issuance costs	—	(706)
Financed insurance premium payments	(2,647)	(2,777)
Finance lease obligations	(134)	(282)
Dividends paid	—	(2,239)
Payment of taxes related to net-settled stock awards	(3)	(6)
Net cash provided by (used in) financing activities	15,771	(31,111)

Net change in cash and restricted cash	(12)	(56,233)
Cash and restricted cash at beginning of period	9,713	65,946
Cash and restricted cash at end of period	$9,701	$9,713

Supplemental disclosure of cash flow information:
Interest paid	$67	$2,330
Income taxes paid	3	136

Non-cash financing and investing activities:

Conversion of Keep Well Notes to Common Stock and Warrants Issued	$16,249	$—
Keep Well Note cancelled and funded Private Placement	5,000	—
Common stock issued in connection with Keep Well Agreement	—	1,249
Warrants issued in connection with Keep Well Notes and 2024 Notes	11,034	1,002
Losses on extinguishments of debt with related party	4,494	—
Write-off of debt issuance costs related to conversion of Keep Well Notes	3,654	—
Write-off of debt issuance costs related to cancelled Keep Well Notes in Private Placement	1,522	—
Financed insurance premiums	2,103	2,474
Accrued debt issuance costs	42	5
Finance lease and accrued purchases of property and equipment	3	171
Common stock issued to settle contingent liability	—	293
See accompanying notes to the consolidated financial statements.

ONTRAK, INC.
Notes to Consolidated Financial Statements
Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an artificial intelligence (“AI”)-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.
The Company's integrated, technology-enabled solutions are designed to provide healthcare solutions to members with behavioral conditions that cause or exacerbate chronic medical conditions such as diabetes, hypertension, coronary artery disease, chronic obstructive pulmonary disease, and congestive heart failure, which result in high medical costs. Ontrak has a unique ability to engage these members, who may not otherwise seek behavioral healthcare, leveraging proprietary enrollment capabilities built on deep insights into the drivers of care avoidance. Ontrak integrates evidence-based psychosocial and medical interventions delivered either in-person or via telehealth, along with care coaches who address the social and environmental determinants of health. The Ontrak programs seek to improve member health and deliver validated cost savings to healthcare payors.

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

The Company generates revenues from fees charged for the services it provides to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations. The Company also generates revenues from the fees charged for mental health and wellbeing support services it provides to members of employer customers under our LifeDojo wellbeing solution. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members within customers with whom the Company has existing contracts.
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of December 31 2023, our total cash was $9.7 million and we had working capital of approximately $8.8 million. For the year ended December 31, 2023, our average monthly cash burn rate from operations was $1.3 million.

On November 14, 2023, the Notes Conversion, the Public Offering and the Private Placement were completed. All amounts we owed under then outstanding Keep Well Notes, other than $7.0 million, was converted into shares of our common stock in the Notes Conversion, and $5.0 million of such $7.0 million, was applied toward the purchase price of the securities the Company issued in the Private Placement. We raised net proceeds of approximately $5.3 million in the Public Offering, and $6.0 million of restricted cash which was held by us in escrow together with $5.0 million of Keep Well Note was applied toward the purchase price of the securities the Company issued in the Private Placement.

As of December 31, 2023, approximately $2.1 million of secured debt, including accrued paid-in-kind interest, was outstanding under a Keep Well Note, which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise. On March 28, 2024, the Company and Acuitas Capital LLC ("Acuitas") entered into the Sixth Amendment to the Keep Well Agreement, pursuant to which up to a total of $15.0 million of senior secured convertible promissory notes may be issued through April 2025, with the initial note for $1.5 million (the “Initial Demand Note”) issued on April 5, 2024 (see Note 14 below for more information). Acuitas, in its sole discretion, may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $13.5 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment to the Keep Well Agreement (discussed in Note 14 below).
Throughout 2022 and in March 2023, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented a number of reductions in workforce and vendor cost optimization plans. The Company began realizing the full effect of these cost saving measures in 2022 and 2023, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. In February 2024, the Company implemented an additional reduction in workforce to reduce its operating costs. These cost optimization plans were necessary to right size the Company's business commensurate with its then current customer base.

From March 28, 2024 through April 2, 2024, the Company received a total of $1.9 million of cash proceeds from the exercise of Public Offering Warrants by certain holders thereof for a total of 5,166,664 shares of the Company's common stock (see Note 14 below). As of the date of the filing of this report, approximately $3.7 million of secured debt, including accrued paid-in-kind interest, was outstanding under the Keep Well Agreement, $1.5 million of which is payable upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.
Management plans to continue executing its strategy to increase liquidity by continuing to (i) explore other sources of capital for future liquidity needs; (ii) manage operating costs by strategically pursuing cost optimization initiatives; and (iii) pursue executing our growth strategy by: (a) expanding sales and marketing resources to acquire new and diverse customers across major health plans, value based provider groups and self-insurance employers; (b) executing on our better market penetration strategy by providing full scale customized behavioral health solutions, addressing customer needs across all member acuity levels while mitigating vendor fatigue by becoming a principal customer partner; (c) leveraging our AI technology and new predictive algorithms to improve identification and outreach, create more efficiencies, enhance coaching solutions and create more proof points; and (d) opportunistically pursuing partnerships that we believe will accelerate growth.
We will need additional capital to successfully execute our growth strategy. In addition to revenue from business operations, since April 2022, the Company's primary source of working capital has historically been borrowings under the Keep Well Agreement (as defined in Note 9 below) and raising capital in equity offerings. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. In addition, under the securities purchase agreement we entered into in connection with the public offering completed in November 2023, we are generally prohibited from issuing shares of our common stock or common stock equivalents for capital raising purposes through May 12, 2024; however, from and after February 12, 2024, we may issue shares of our common stock or common stock equivalents for capital raising purposes if the per share price is $0.60 or greater. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.

Regardless of our success in raising additional capital, we expect our cash on hand as of December 31, 2023, together with the $1.9 million of cash proceeds we received from the exercise of Public Offering Warrants (discussed in Note 14) and the amount potentially available for borrowing under the Sixth Amendment to the Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.
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

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the reverse stock split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split, was adjusted by dividing the applicable number of shares of common stock by six and, as applicable, multiplying the exercise price or conversion price by six or dividing the exchange rate by six. In addition, as discussed in Note 9 below, the exercise price of the Keep Well Warrants and the conversion price of the Keep Well Notes were subject to other adjustment mechanisms. For additional information regarding the effect of the reverse stock split on the Keep Well Warrants and the Keep Well Notes, see the Company’s definitive proxy statement for the 2023 Special Meeting, a copy of which was filed with the SEC on January 20, 2023.

All common share and common stock per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the 1-for-6 reverse stock split.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgements and assumptions that affect the reported amounts in the financial statements and disclosed in the accompanying notes. Significant areas requiring the use of management estimates include expense accruals, accounts receivable allowances, accrued claims payable, the useful life of assets subject to depreciation and amortization, revenue recognition and shared-based compensation. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
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
Commissions
Commissions paid to our sales force and engagement specialists are deferred as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue that gave rise to the commissions. Commissions for initial customer contracts and member enrollments are deferred on the consolidated balance sheets and amortized on a straight-line basis over estimated useful life, which has been determined to be six years and nine months, respectively.
For the year ended December 31, 2023 and 2022, amortization expense relating to deferred commission costs was $0.4 million and $0.7 million, respectively.
Research and Development Costs
Research and development costs primarily include personnel and related expenses, including third-party services, for software development, engineering and information technology infrastructure development. Research and development costs are expensed as incurred.
Cash and Cash Equivalents
The Company considers cash equivalents as highly liquid investments with original maturities of three months or less from the date of purchase. The Company's cash balance does not contain any cash equivalents on its consolidated balance sheet at December 31, 2023 and 2022.
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

Goodwill and Intangible Assets

Goodwill represents the excess of purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is carried at historical cost, not amortized, and subject to write-down, as needed, based upon an impairment analysis that we perform annually on October 1 or more frequently if an event occurs or change in circumstances indicates that the asset may be impaired. The Company operates as one reporting unit and the fair value of the reporting unit is estimated using quoted market prices in active markets of the Company’s stock. The implied fair value of goodwill is compared to the carrying value of goodwill as of the testing date, and an impairment charge is recognized for the excess of the carrying value of goodwill over its implied fair value, if any. The Company conducted its annual goodwill impairment test as of October 1, 2023 and determined that no impairment of goodwill existed.

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

Debt

The Company accounts for debt in accordance with ASC 470, Debt and records specific incremental costs paid to third parties in connection with the issuance of long-term debt are deferred as a direct deduction from the carrying value of the associated debt liability on its consolidated balance sheet. The deferred financing costs are amortized as interest expense over the term of the related debt using the effective interest method. The Company accounts for amendments to debt agreement in accordance with ASC 470-50, Modifications and Extinguishments to determine whether debt modification or debt extinguishment is applicable. Upon an amendment, previously capitalized debt issuance costs are expensed and included in the calculation of gain or loss on extinguishment of debt, if the Company determines that there has been a substantial modification of the related debt and extinguishment of debt applies. If the Company determines that there has not been a substantial modification of the related debt, modification of debt applies and any previously capitalized debt issuance costs are amortized as interest expense over the term of the new debt instrument.

Warrants

The Company determines the accounting classification of warrants that are issued, as either liability or equity, by first assessing whether the warrants meet liability classification in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and then in accordance with ASC 815, Derivatives and Hedging (“ASC 815”), depending on the specific terms of the warrant agreement. Under ASC 480, warrants are considered liability classified if the warrants are mandatorily redeemable, obligate the issuer to settle the warrants or the underlying shares by paying cash or other assets, or must or may require settlement by issuing variable number of shares. If warrants do not meet liability classification under ASC 480, the Company assesses the requirements under ASC 815, which states that contracts that require or may require the issuer to settle the contract for cash are liabilities recorded at fair value, irrespective of the likelihood of the transaction occurring that triggers the net cash settlement feature. If the warrants do not require liability classification under ASC 815, in order to conclude equity classification, the Company assesses whether the warrants are indexed to its common stock and whether the warrants are classified as equity under ASC 815 or other applicable GAAP. After all relevant assessments are made, the Company concludes whether the warrants are classified as liability or equity. Liability classified warrants are required to be accounted for at fair value both on the date of issuance and on subsequent accounting period ending dates, with all changes in fair value after the issuance date recorded in the statements of operations as a gain or loss. For equity classified warrants, no changes in fair value are recognized after the issuance date.

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
Stock Options and Warrants – Non-employees
Stock-based compensation for stock options and warrants granted to non-employees is measured based on the grant-date fair value of the awards and recognized on a straight-line basis over the period during which the non-employee is required to perform services in exchange for the award (generally the vesting period of the award). The Company estimates the fair value of non-employee stock options and warrants using the Black-Scholes option-pricing model.
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

The following tables summarize fair value measurements by level at December 31, 2023 and 2022, respectively, for assets and liabilities measured at fair value on a recurring basis (in thousands):

	Balance at December 31, 2023
	Level I	Level II	Level III	Total
Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	8	8
Total liabilities	$—	$—	$72	$72

	Balance at December 31, 2022
	Level I	Level II	Level III	Total
Letter of credit (3)	$204	$—	$—	$204
Total assets	$204	$—	$—	$204

Contingent consideration (1)	$—	$—	$64	$64
Warrant liabilities (2)	—	—	43	43
Total liabilities	$—	$—	$107	$107
___________________
(1) Included in "Other accrued liabilities" on our consolidated balance sheets as of December 31, 2023 and 2022.
(2) Relates to Ticking Warrant issued in connection with the Eight Amendment to the 2024 Notes executed on March 8, 2022, as discussed in Note 9 below, and included in "Other accrued liabilities" on our consolidated balance sheet as of December 31, 2023 and 2022.
(3) Included in "Restricted cash - long term" on our consolidated balance sheets as of December 31, 2022.

Financial instruments classified as Level III in the fair value hierarchy as of December 31, 2023 and 2022 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to Ticking Warrants issued in connection with an amendment to our debt agreement, as discussed in Note 9, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2021	$357
Settlement of contingent consideration	(293)
Balance as of December 31, 2022	$64
Balance as of December 31, 2023	$64
The $0.1 million of contingent consideration liability, relating to a stock price guarantee provided in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our consolidated balance sheets as of December 31, 2023 and 2022. The $0.1 million of contingent consideration liability remaining as of December 31, 2023 and 2022 relates to 7,428 shares of common stock remaining to be issued, pending response for stockholder information.
Warrant Liabilities
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2023	2022
Volatility	100.00%	100.00%
Risk-free interest rate	4.01%	4.22%
Weighted average expected life (in years)	2.77	3.79
Dividend yield	0%	0%

Level III Warrant Liabilities
Balance as of December 31, 2021	$—
Warrants issued - Ticking Warrants	176
Gain on change in fair value of warrant liabilities	(133)
Balance as of December 31, 2022	$43
Gain on change in fair value of warrant liabilities	(35)
Balance as of Balance as of December 31, 2023	$8

For the year ended December 31, 2023 and 2022, we recorded a gain of $0.04 million and $0.1 million, respectively, related to change in the fair value of warrant liabilities in "Other income (expense), net" on our consolidated statements of operations.

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
The Company's consolidated balance sheets included the following assets and liabilities from its VIEs (in thousands):

	December 31,
	2023	2022
Cash	$1,433	$686
Accounts receivable	—	381
Unbilled accounts receivable	85	90
Prepaid and other current assets	45	116
Total assets	$1,563	$1,273

Accounts payable	$—	$—
Accrued liabilities	52	119
Deferred revenue	64	52
Payables to Ontrak	2,281	1,602
Total liabilities	$2,397	$1,773
Concentration of Credit Risk
Financial instruments, which potentially subject us to a concentration of risk, include cash and accounts receivable. All of our customers are based in the United States at this time and we are not subject to exchange risk for accounts receivable.

The Company maintains its cash in domestic financial institutions subject to insurance coverage issued by the Federal Deposit Insurance Corporation (“FDIC"). Under FDIC rules, the company is entitled to aggregate coverage as defined by the Federal regulation per account type per separate legal entity per financial institution. The Company has incurred no losses as a result of any credit risk exposures.
For more information about concentration of our accounts receivable and revenue, see Note 4 below.
Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, "Business Combinations (Topic 805) - Accounting for Contract Assets and Contract Liabilities from Contracts with Customers" (“ASU 2021-08”), which improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in ASU 2021-08 require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606 - Revenue from Contracts with Customers. The amendments in ASU 2021-08, however, do not affect the accounting for other assets or liabilities that may arise from revenue contracts with customers in accordance with Topic 606, such as refund liabilities, or in a business combination, such as customer-related intangible assets and contract-based intangible assets. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. The adoption of ASU 2021-08 on January 1, 2023 did not have a material effect on our consolidated financial statements.

In October 2020, the FASB issued ASU No. 2020-10, “Codification Improvements” (“ASU 2020-10”), which includes amendments to improve consistency of disclosures by ensuring that all guidance that require disclosures or provides an option for an entity to provide information in the notes to the financial statement is codified in the disclosure section of the codification. ASU 2020-10 is effective for public companies, other than smaller reporting companies, for fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-10 is effective for fiscal years beginning after December 15, 2021, and interim periods beginning after December 15, 2022. The adoption of ASU 2020-10 on January 1, 2023 did not have a material effect on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which requires recognition of an estimate of lifetime expected credit losses as an allowance. For companies eligible to be smaller reporting company as defined by the SEC, ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022, including interim periods within those annual periods. The adoption of ASU 2016-13 on January 1, 2023 did not have a material effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), related to income tax disclosures. The amendments in ASU 2023-09 are intended to enhance the transparency and decision usefulness of income tax disclosures primarily through changes to the rate reconciliation and income taxes paid information. This update is effective for annual periods beginning after December 15, 2024, though early adoption is permitted. The Company is currently evaluating the impact of adoption of ASU 2023-09 on its consolidated financial statements and related footnote disclosures.

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), related to the disclosure of incremental segment information on an annual and interim basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, and requires retrospective application to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adoption of ASU 2023-07 on its consolidated financial statements and related footnote disclosures.

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”), related to disclosure or presentation requirements for various subtopics in the FASB’s Accounting Standards Codification (“Codification”). The amendments in ASU 2023-06 are intended to align the requirements in the Codification with the U.S. Securities and Exchange Commission's (“SEC”) regulations and facilitate the application of GAAP for all entities. The effective date for each amendment is the date on which the SEC removal of the related disclosure requirement from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the requirements by June 30, 2027, this amendment will be removed from the Codification and will not become effective for any entity. Early adoption is prohibited. The Company is currently evaluating the impact of adoption of ASU 2023-06 on its consolidated financial statements and related footnote disclosures.

Note 3. Restricted Cash
The following table provides a reconciliation of cash and restricted cash total as presented in the consolidated statements of cash flows for the periods presented (in thousands):

	December 31,
	2023	2022
Cash	$9,701	$5,032
Restricted cash - current:
Dividend payments on preferred stock (1)	$—	$4,477
Subtotal - Restricted cash - current	—	4,477
Restricted cash - long term:
Letter of credit (2)	$—	$204
Subtotal - Restricted cash - long term	—	204
Cash and restricted cash	$9,701	$9,713
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
(2) The letter of credit ("LOC") was required under the terms of the lease for our Santa Monica, California office. In accordance with the lease termination agreement entered into on February 16, 2023 (as discussed in Note 11below), the LOC was cancelled on June 16, 2023.

Note 4. Accounts Receivable and Revenue Concentration

The following table is a summary of concentration of credit risk by customer revenue as a percentage of our total revenue:

	Year Ended December 31,
Percentage of Revenue	2023	2022
Customer A	55.6%	31.6%
Customer B	33.8	47.1
Customer C	3.1	13.4
Remaining Customers	7.5	7.9
Total	100.0%	100.0%
As of December 31, 2023, the Company had no accounts receivable outstanding. The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable as of December 31, 2022:

At December 31,
Percentage of Accounts Receivable	2022
Customer A	39.1%
Customer B	35.7
Customer D	20.3
Remaining customers	4.9
Total	100.0%

The Company applies the specific identification method for assessing provision for doubtful accounts. The Company recorded $0.5 million of bad debt expense relating to unbilled receivables for the year ended December 31, 2023. There was no bad debt expense for the year ended December 31, 2022.

Customer Notification

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the year ended December 31, 2023, the Company billed this customer approximately $4.3 million, representing 33.8% of the Company's total revenue.
Other receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of December 31, 2023, the Company submitted cumulative claims for legal defense costs totaling approximately $3.1 million, of which $2.7 million has been paid by the insurer to the third parties. The Company has $0.4 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.4 million as part of "Other accrued liabilities" on its consolidated balance sheet as of December 31, 2023.

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2023	2022
Software	$4,575	$6,882
Computers and equipment	416	466
ROU assets - finance lease	300	375
Leasehold improvements	—	17
Software development in progress	59	—
Subtotal	5,350	7,740
Less: Accumulated depreciation and amortization	(4,437)	(5,242)
Property and equipment, net	$913	$2,498

Total depreciation and amortization expense relating to property and equipment presented above was $1.9 million and $2.6 million for the year ended December 31, 2023 and 2022, respectively.

Capitalized Internal Use Software Costs

During the year ended December 31, 2023 and 2022, the Company capitalized $0.3 million and $1.3 million, respectively, of costs relating to development of internal use software and recorded approximately $1.7 million and $2.4 million, respectively, of amortization expense relating to these capitalized internal use software costs.

Note 6. Restructuring, Severance and Related Costs

In March 2023, as part of the Company's continued cost saving measures and to reduce its operating costs and to help align with its previously stated strategic initiatives, the Company implemented a headcount reduction wherein approximately 19% of the Company's employee positions were eliminated. In March 2023, the Company incurred a total of approximately $0.5 million of termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on its consolidated statement of operations for the year ended December 31, 2023. The Company paid $0.5 million of such amount and no amount remained outstanding as of December 31, 2023.

In August 2022, the Company's management approved a restructuring plan as part of management's cost saving measures, reducing approximately 34% of positions, in order to reduce its operating costs and help align with its previously stated strategic initiatives. During the year ended December 31, 2022, the Company incurred a total of approximately $0.9 million of termination benefits to the impacted employees, including severance payments and benefits, recorded as part of "Restructuring, severance and related costs" on our consolidated statement of operations. As of December 31, 2022, the Company paid a total of $0.8 million of the total $0.9 million of termination benefits and $0.1 million of accrued termination related costs remained outstanding as part of "Other accrued liabilities" on the Company's consolidated balance sheet as of December 31, 2022. The $0.1 million of accrued termination related costs was paid in April 2023.

Note 7. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of December 31, 2023 and 2022.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2023			At December 31, 2022
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,500)	$—	$3,500	$(2,528)	$972
Customer relationships	5	270	(171)	99	270	(117)	153
Total		$3,770	$(3,671)	$99	$3,770	$(2,645)	$1,125

Amortization expense for intangible assets was $1.0 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively.

At December 31, 2023, estimated amortization expense for intangible assets for each year thereafter was as follows (in thousands):

2024	$54
2025	45
Total	$99

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

Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(27,920)	$(51,573)
Dividends on preferred stock - declared and undeclared	(8,954)	(8,954)
Net loss attributable to common stockholders	$(36,874)	$(60,527)

Weighted-average shares of common stock outstanding	11,159	3,877
Net loss per common share - basic and diluted	$(3.30)	$(15.61)

Included in the weighted-average shares of common stock outstanding for the year ended December 31, 2023 is a total of 22,365,731 common shares issuable upon the exercise of Public Offering Pre-funded Warrants and Private Placement Pre-funded Warrants (described in Note 9 below), which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following common equivalent shares issuable upon the exercise of stock options and warrants have been excluded from the calculation of diluted earnings per common share as their effect was anti-dilutive:

	December 31,
	2023	2022
Warrants to purchase common stock	91,878,134	262,713
Options to purchase common stock	1,162,109	815,970
Total shares excluded from net loss per share	93,040,243	1,078,683
Equity Offerings
Common Stock
In November 2023, the Company completed its previously announced public offering (the “Public Offering”), wherein the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering ($5.3 million net proceeds, net of approximately $1.0 million of offering related fees and expenses).
In addition, in November 2023, in accordance with the Fifth Amendment, which is defined and described in Note 9 below, and before the closing of the Public Offering, the Notes Conversion was effected, pursuant to which the Company issued to Acuitas 18,054,791 shares of the Company’s common stock. In December 2023, in accordance with the Fifth Amendment, the Company issued to Acuitas 9,027,395 additional shares of common stock, which when added with the shares of common stock issued in respect of the Notes Conversion, equaled the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price. See Note 9 below for more information.
In February 2023, pursuant to the terms of the Keep Well Agreement, as a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas (as defined in Note 9 below) 2,038,133 additional shares of the Company's common stock (which, after giving effect to the reverse stock split discussed in Note 2 above, was adjusted to 339,689 shares of the Company's common stock).
On September 2, 2022, pursuant to the terms of the Keep Well Agreement, as discussed in Note 10, the Company issued 739,645 shares of common stock (which, after giving effect to the reverse stock split discussed in Note 2 above, was adjusted to 123,275 shares of the Company’s common stock) to Acuitas subsequent to obtaining stockholder approval for such issuance on August 29, 2022 at the Company's annual meeting of stockholders.
On August 2, 2022, the Company entered into a securities purchase agreement with certain institutional investors for the purchase and sale of 5,000,000 shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 2 above, was adjusted to 833,333 shares of the Company’s common stock) at a purchase price of $0.80 per share in a registered direct offering. The offering closed on August 4, 2022 and the Company received total net proceeds of approximately $3.3 million (excluding approximately $0.7 million of fees and expenses). The Company used the net proceeds from the offering for working capital purposes.
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"). The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but have limited voting rights if the Company fails to pay dividends in respect of the Series A Preferred Stock for six or more quarters, whether or not declared or consecutive and in certain other events, including the right, voting separately as a single class, to elect two individuals to the Company's Board of Directors. Such director election right commenced on August 31, 2023 since the Company did not pay the dividend payable on that date or in respect of the five prior quarters (see discussion below).

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. In 2022, our Board of Directors declared the first quarterly dividend on the Series A Preferred Stock for holders of record on February 15, 2022 and paid cash dividends on February 28, 2022. Thereafter, no dividends have been declared by our Board of Directors. As such, at December 31, 2023, we had total undeclared dividends of $16.4 million.

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

Note 9. Debt
Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. On August 12, 2022, the Company and Acuitas Capital entered into an amendment to the Original Keep Well Agreement in connection with the appointment of a collateral agent under the Original Keep Well Agreement (the “First Amendment”). On November 19, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment (the “Second Amendment”), on December 30, 2022, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment and the Second Amendment (the “Third Amendment”), on June 23, 2023, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment and the Third Amendment (the “Fourth Amendment”) and on October 31, 2023, the Company and Acuitas Capital entered into another amendment to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment and the Fourth Amendment (the “Fifth Amendment”). The Company refers to the Original Keep Well Agreement, as amended by the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment and the Fifth Amendment, as the “Keep Well Agreement” and to Acuitas Capital, together with any of its transferees or affiliates under the Keep Well Agreement, as “Acuitas.”

The Original Keep Well Agreement

Under the terms of the Original Keep Well Agreement, subject to the satisfaction of certain conditions precedent, the Company could borrow from Acuitas up to $25.0 million, and in connection with each such borrowing, the Company agreed to issue to Acuitas a senior secured note (each, an “Original Keep Well Note”) with a principal amount equal to the amount borrowed. Subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the Company’s annual meeting of stockholders held on August 29, 2022 (the “2022 Annual Meeting of Stockholders”), in connection with each Original Keep Well Note issued by the Company, the Company agreed to issue to Acuitas a warrant to purchase shares of the Company’s common stock (each, an “Original Keep Well Warrant”). The number of shares of the Company’s common stock underlying each Original Keep Well Warrant was to be equal to (y) the product of the principal amount of the applicable Keep Well Note and 20% divided by (z) the exercise price of the applicable Original Keep Well Warrant, which was $1.69 per share, the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Original Keep Well Agreement. The maturity date of the Original Keep Well Notes was September 1, 2023.

In connection with entering into the Original Keep Well Agreement, subject to obtaining approval of the Company’s stockholders as required by applicable Nasdaq listing rules, which approval was obtained at the 2022 Annual Meeting of Stockholders, the Company agreed to issue 739,645 shares of its common stock to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) (the “Original Commitment Shares”). The Original Commitment Shares were issued to Acuitas in September 2022, and after giving effect to the reverse stock split discussed in Note 2 above, was adjusted to 123,275 shares of the Company’s common stock.

The Second Amendment, the Third Amendment and Fourth Amendment

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, including the Funding Condition, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable Keep Well Note (as defined below) (and of any other secured note issued under the Keep Well Agreement), the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, however, the satisfaction of such covenant as a condition to funding was eliminated, and certain other affirmative and negative covenants of the Company, the satisfaction of which were conditions to funding, were also eliminated as conditions to funding, and (a) the minimum conversion price of the Keep Well Notes and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the reverse stock split discussed in Note 2 above.

Below is a summary of certain other amendments effected by the Second Amendment, the Third Amendment and the Fourth Amendment:

•the maturity date of the Original Keep Well Notes (and of any other secured notes issued under the Keep Well Agreement) was extended from September 1, 2023 to June 30, 2024 in the Second Amendment, further extended to September 30, 2024 in the Fourth Amendment, and further extended to May 14, 2026 in the Fifth Amendment, as discussed below, subject to acceleration for certain customary events of default, including for failure to make payments when due, breaches by the Company of certain covenants and representations in the Keep Well Agreement, defaults by the Company under other agreements related to indebtedness, the Company’s bankruptcy or dissolution, and a change of control of the Company;
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

A “Qualified Financing” generally means any financing in which the Company issues or sells any of its equity securities for cash to one or more third party investors resulting in gross proceeds to the Company of at least $10.0 million exclusive of any amount invested by Acuitas in such financing. For a discussion regarding an amendment to the definition of Qualified Financing as well as investment of Escrowed Funds and conversion of Keep Well Notes, as described below, see "Fifth Amendment to Keep Well Agreement and Letter Agreement" below.

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting held in February 2023, pursuant to the Second Amendment, Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the reverse stock split discussed in Note 2 above.

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

Increase in Warrant Coverage and Other Adjustments

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, (a) the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 2 above), which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below; (b) the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting (i.e., 1,775,148 shares, before the reverse stock split discussed in Note 2 above) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares; 5,555,557 shares , or an additional 5,259,696 shares, as adjusted for the reverse stock split discussed in Note 2 above); and (c) the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) the greater of (i) the per share warrant exercise price (as adjusted as of the date of issuance of the applicable warrant) and (ii) $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 2 above) (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share ($2.70 per share as adjusted for the reverse stock split discussed in Note 2 above), subject to future adjustment as described below.

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

Under the terms of the Second Amendment, if the reverse stock split approved at the 2023 Special Meeting is effected, then:

(1) the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below; and
(2) the Warrant Coverage Denominator would be reduced to the greater of $0.15 ($0.90 as adjusted for the reverse stock split discussed in Note 2 above) and the Post-Stock Split Price, subject to further reduction as described below.

As discussed in Note 2 above, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44 on August 3, 2023. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

Also under the terms of the Second Amendment: (i) the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 will be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price; and (ii) the Warrant Coverage Denominator will be reduced to the greater of (a) $0.15 (or $0.90 as adjusted after giving effect to the reverse stock split discussed in Note 2 above) and (b) the lesser of (x) the Post-Stock Split Price and (y) the closing price of the Company’s common stock on August 31, 2023. As such, on September 1, 2023, the exercise price of each Keep Well Warrant and the Warrant Coverage Denominator (applicable to warrant issuances, if any, thereafter) was determined to be $0.92. The Company assessed the adjustment to the warrant exercise price on August 3, 2023 and September 1, 2023, as described above, and determined that application of the relative fair value method was appropriate in assessing and allocating the change in the fair value of the warrants related to such change in warrant exercise prices. As such, the Company recorded a total of $0.2 million of debt discount costs to the Keep Well Notes as of September 30, 2023, and such debt discount costs are accreted using the effective interest method over the remaining term of the Keep Well Notes.

Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 2,038,133 additional shares of the Company’s common stock (which, after giving effect to the reverse stock split discussed in Note 2 above, was adjusted to 339,689 shares of the Company's common stock).

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

Fifth Amendment to Keep Well Agreement and Letter Agreement

On October 31, 2023, the Company and Acuitas Capital entered into a Fifth Amendment to the Master Note Purchase Agreement, as amended (the "Fifth Amendment"), which, among other things, provided the following:

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

Private Placement. In lieu of the provisions set forth in the Fourth Amendment concerning the investment of Escrowed Funds in the offering that constitutes a Qualified Financing, the Fifth Amendment provided that if an offering constitutes a Qualified Financing, the Company and Acuitas will immediately prior to, or simultaneously with the closing of such offering, consummate a private placement (the “Private Placement”) of $11.0 million of an unregistered pre-funded warrant to purchase shares of the Company’s common stock (the “Private Placement Pre-Funded Warrant”) and an unregistered warrant to purchase shares of the Company’s common stock (the “Private Placement Warrant,” and together with the Private Placement Pre-Funded Warrant, the “Private Placement Securities”). The material terms of the Private Placement Securities will be substantially similar to the material terms of the pre-funded warrants and the warrants offered in the offering that constitutes a Qualified Financing, except that the Private Placement Securities will have registration rights. The consideration for the Private Placement Securities purchased by Acuitas will consist of (a) the Escrowed Funds then held in the Escrow Account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million (the “Surviving Note”). Each Private Placement Pre-Funded Warrant will be sold together with two Private Placement Warrants with each Private Placement Warrant exercisable for one share of our common stock.

Surviving Note. Under the Fifth Amendment, the maturity date of the Surviving Note was extended from September 30, 2024 to May 14, 2026, which date is two years and six months after the closing date of the offering that constituted a Qualified Financing, unless the Surviving Note becomes due and payable in full earlier, whether by acceleration or otherwise. In addition, if the Offering Price is lower than $0.90, then, subject to the effectiveness of the Stockholder Approval Matters, the $0.90 floor on the conversion price of the Surviving Note will be replaced with the Offering Price. On December 20, 2023, upon the effectiveness of the Stockholder Approval Matters, the $0.90 conversion price of the Surviving Note was replaced with $0.60, the Public Offering Price, discussed below.

Stockholder Approval. Under the Fifth Amendment, the Company is required to seek stockholder approval in accordance with the rules of the Nasdaq Stock Market (the “Listing Rules”) of (A) the issuance of the shares of the Company’s common stock issuable upon exercise of (x) the warrants and the pre-funded warrants sold in the offering that constitutes a Qualified Financing and (y) the Private Placement Securities that, in the aggregate for clauses (x) and (y) above, are in excess of the maximum number of shares of the Company’s common stock permitted to be issued without such approval under Nasdaq’s listing rules (which amount is equal to 19.99% of the total number of shares of the Company’s common stock outstanding immediately following the Notes Conversion and immediately prior to the closing of the offering that constitutes a Qualified Financing and/or the Private Placement), (B) the amendment to the conversion price of the Surviving Note described above, (C) the elimination of the Issuance Cap, and (D) any other terms of the offering that constitutes a Qualified Financing, the Private Placement and/or the Fifth Amendment that require approval of the Company’s stockholders under Nasdaq’s listing rules (collectively, the “Stockholder Approval Matters”).

Support Agreement. In connection with entering into the Fifth Amendment, on October 31, 2023, the Company and Acuitas entered into a support agreement pursuant to which Acuitas has agreed to vote the shares of the Company's common stock it beneficially owns in favor of the Stockholder Approval Matters.

Public Offering, Private Placement and Notes Conversion

On November 14, 2023, the Company completed its previously announced public offering (the “Public Offering”). In the Public Offering, the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the warrants accompanying the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering, and therefore the Public Offering constituted a Qualified Financing. Total net proceeds was approximately $5.3 million (net of approximately $1.0 million of offering related fees and expenses, not including the placement fee payable relating to the Private Placement discussed below). The Public Offering Warrants have an exercise price of $0.85 per share, subject to adjustment. The exercisability of the Public Offering Warrants are subject to the effectiveness of the Stockholder Approval Matters, and will expire five years from the effectiveness thereof.

In accordance with the Fifth Amendment, concurrent with the closing of the Public Offering, the Company issued to Humanitario Capital LLC, an affiliate of Acuitas Capital LLC, a Private Placement Pre-Funded Warrant to purchase up to 18,333,333 shares of the Company's common stock, at an exercise price of $0.0001 per share, and a Private Placement Warrant to purchase up to 36,666,666 shares of the Company's common stock, at an exercise price of $0.85 per share, subject to adjustment, for total consideration of $11.0 million. The consideration for the Private Placement Securities consisted of (a) the $6.0 million in the Escrow Account that Acuitas previously delivered to the Company in June 2023 and September 2023 in accordance with the Keep Well Agreement (which $6.0 million was reclassified from restricted cash to unrestricted cash) and (b) $5.0 million of debt owed under the Keep Well Notes, which was cancelled. The Company wrote-off $1.5 million of debt discount in connection with $5.0 million Keep Well Notes cancelled. The Company paid placement fees of approximately $0.4 million in connection with the Private Placement.

The Company assessed and determined that the warrants issued in the Public Offering and Private Placement as described above qualified for equity classification and applied the relative fair value method to allocate proceeds from each Public Offering and Private Placement transactions to the respective warrants.

In accordance with the Fifth Amendment, on November 14, 2023 and before the closing of the Public Offering and Private Placement, the Notes Conversion was effected. In connection with the Notes Conversion, $16.2 million of Keep Well Notes were converted into 18,054,791 shares of the Company’s common stock and the Company issued to Acuitas a Conversion Warrant to purchase up to 18,054,791 shares of the Company’s common stock with an exercise price of $0.90 per share, which was the conversion price of the Keep Well Notes converted in the Notes Conversion. The Company wrote-off $3.7 million of debt discount in connection with the conversion of $16.2 million of Keep Well Notes.

On November 15, 2023, Acuitas, who owned a majority of the outstanding shares of the Company’s common stock as of that date, executed and delivered to the Company a written consent approving the Stockholder Approval Matters. The Company filed an information statement regarding the Stockholder Approval Matters with the SEC on November 30, 2023 and mailed an information statement to the holders of its common stock so the Stockholder Approval Matters can become effective as soon as practicable. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporation actions approved by the consent of stockholders may be taken.

Because the Public Offering Price was less than the conversion price at which Keep Well Notes were converted in the Notes Conversion, (1) the Company issued to Acuitas 9,027,395 additional shares of common stock, which when added with the shares of common stock issued in respect of the Notes Conversion, equaled the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price; and (2) the exercise price of the Conversion Warrant was reduced to the Public Offering Price and the number of shares of common stock subject to the Conversion Warrant was increased by an additional 9,027,395 shares to equal the number of shares of common stock that would have been subject to the Conversion Warrant if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price.

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

As mentioned above, the Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of December 31, 2023.
Borrowings Under the Keep Well Agreement

In February 2023, as a result of approvals obtained at the 2023 Special Meeting relating to the terms provided for in the Second Amendment, as described above, the Company determined that terms of the Keep Well Agreement as amended by the Second Amendment is substantially different from the terms in the Original Keep Well Agreement and that extinguishment of the senior secured notes issued under the Original Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Original Keep Well Agreement as amended by the Second Amendment was appropriate. As such, in February 2023, the Company recorded the extinguishment of the senior secured notes under the Original Keep Well Agreement, resulting in a loss on extinguishment of debt of $2.2 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The new debt instrument includes an embedded conversion feature, as described above, which was accounted for in accordance with ASU 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity's Own Equity,” which the Company adopted on January 1, 2022, and accordingly the Company did not separately present such embedded conversion feature in equity but rather accounted for the convertible debt wholly as debt. The Company also assessed and determined that the Keep Well Warrants qualified for equity classification and applied the relative fair value method to allocate proceeds from the debt issuance to the Keep Well Warrants. The Company incurred $0.3 million of debt issuance costs related to the Second Amendment. The fair value of the Keep Well Warrants and new debt issuance costs relating to the Second Amendment were recorded as part of debt discount and accreted using the effective interest method over the contractual term of the debt.

In connection with the Fourth Amendment entered into in June 2023 discussed above, the Company incurred approximately $0.04 million of legal costs, which have been expensed as incurred as the Company determined that the Fourth Amendment was a modification of original debt terms.

In connection with the Fifth Amendment entered into in October 2023 discussed above, the Company determined that the terms of the Fifth Amendment was substantially different from the original terms of the Keep Well Agreement and as such, extinguishment of the senior secured notes under the Keep Well Agreement and recognition of a new debt instrument for the senior secured notes under the Fifth Amendment is appropriate. In October 2023, the Company recorded the extinguishment of the senior secured notes under the Keep Well Agreement and the new debt instrument at fair value, resulting in a net loss on extinguishment of debt of $2.3 million, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The Company incurred approximately $0.04 million of legal costs related to the Fifth

Amendment, which was recorded as debt discount and accreted using the effective interest method over the contractual term of the debt.

As of December 31, 2023, a total of $2.1 million, which includes $0.1 million of accrued paid-in-kind interest, was outstanding under a Keep Well Note. The Keep Well Note accrues interest based on the adjusted term SOFR for each interest period. At December 31, 2023, the effective weighted average interest rate for the Keep Well Notes was 20.79%.

The net carrying amounts of the liability components consists of the following (in thousands):

	At December 31,
	2023	2022
Principal	$2,057	$11,553
Less: debt discount	(590)	(1,488)
Net carrying amount	$1,467	$10,065
The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement and the 2024 Notes (as defined below) (in thousands):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$3,753	$2,817
Accretion of debt discount	3,385	1,075
Total	$7,138	$3,892
Securities Issued Under the Keep Well Agreement During 2022

Following approval of the Company’s stockholders obtained at the annual stockholder meeting held on August 29, 2022, (a) on September 2, 2022, the Company issued 739,645 shares of its common stock (the “Commitment Shares”) to Acuitas and (b) in August and September 2022, the Company issued to Acuitas warrants to purchase a total of 1,301,775 shares of the Company’s common stock. The Commitment Shares and such warrants, which qualified for equity classification, were accounted for as debt discount based on their respective fair values determined at each issuance dates. The warrants have a term of five years and had an exercise price equal to $1.69, which was the closing price of the Company’s common stock as reported on Nasdaq immediately preceding the time the parties entered into the Keep Well Agreement. As discussed above, as result of approvals obtained at the 2023 Special Meeting, each warrant issued under the Keep Well Agreement outstanding as of the date of such approval was exchanged for a new warrant to purchase shares of the Company’s common stock that reflect the amendments to the warrants described above, including the increase in the warrant coverage and the decrease in the exercise price. Neither the number of Commitment Shares nor the number of shares of the Company’s common stock subject to warrants issued to Acuitas described above give effect to the reverse stock split discussed in Note 2 above.

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

In connection with entering into the Eighth Amendment, the Company issued to Special Situations Investing Group II, LLC (“Special Situations”), a warrant (the “Amendment Warrant”) to purchase up to 111,680 shares of the Company's common stock (18,614 shares as adjusted for the reverse stock split discussed in Note 2 above). Also, the Company agreed to issue to Special Situations, beginning March 31, 2022 and until the earlier of (i) date the 2024 Notes have been paid in full and (ii) October 31, 2022, additional warrants (each a “Ticking Warrant”) to purchase a number of shares of the Company's common stock equal to $47,500, to be calculated based on the volume weighted average trading price of the Company’s common stock during the five (5) trading day period immediately preceding the date such Ticking Warrant is issued, not to exceed 7% of the outstanding shares of the Company's common stock on the date of the Eighth Amendment. The Amendment Warrant and each Ticking Warrant have an exercise price equal to $0.01 per share ($0.06 per share as adjusted for the reverse stock split discussed in Note 2 above) and expire on September 24, 2026. As of December 31, 2023, Ticking Warrants to purchase 118,931 shares of the Company's common stock (19,823 shares as adjusted for the reverse stock split discussed in Note 2 above) were outstanding. The Company assessed and separated the warrants into liability and equity components, wherein the Amendment Warrant qualified for equity classification and the Ticking Warrants qualified for liability classification. See Note 2 under "Fair Value Measurements" for more information.
Other

During August through November 2022, the Company financed a total of $2.5 million of its insurance premiums at an annual weighted average effective rate of 5.9%, payable in 10 to 11 equal monthly installments and down payments totaling $0.2 million at inception of each financing agreement. During August through November 2023, the Company financed a total of $2.1 million of its insurance premiums at annual weighted average effective rate of 8.7%, payable in 9 to 11 equal monthly installments and down payments totaling $0.4 million. At December 31, 2023 and 2022, there was $1.4 million and $2.0 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our consolidated balance sheet as of each respective period.

Note 10. Stock Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan”) provide for the issuance of 1,695,737 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, option rights expire no later than ten years from the date of grant and employee and Board of Director awards generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants;

however, RSUs generally vest over three to five years on a straight-line basis. As of December 31, 2023, we had 1,282,746 stock options and RSUs outstanding and 59,873 shares reserved for future awards.
Stock-based compensation expense was approximately $2.9 million and $7.5 million for the years ended December 31, 2023 and 2022, respectively.
The assumptions used in the Black-Scholes option-pricing model were determined as follows:

	Year Ended December 31,
	2023	2022
Volatility	101.00% - 109.00%	88.00% - 101.00%
Risk-free interest rate	3.36% - 4.18%	1.04% - 3.92%
Expected life (in years)	3.76 - 4.66	2.67 - 4.66
Dividend yield	0%	0%
The expected volatility assumptions have been based on the historical and expected volatility of our stock, measured over a period generally commensurate with the expected term. The weighted average expected option term for the year ended December 31, 2023, reflects the application of the simplified method prescribed in SEC's Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options – Employees and Directors
A summary of stock option activity for employee and director grants was as follows:

	Number of Shares	Weighted- Average Exercise Price
Outstanding at December 31, 2022	815,970	$18.54
Granted	600,813	2.70
Forfeited	(254,674)	35.51
Outstanding at December 31, 2023	1,162,109	6.63

Options vested and exercisable at December 31, 2023	440,551	$13.04
As of December 31, 2023, there was $2.7 million of unrecognized compensation costs related to non-vested share-based compensation arrangements granted to employees and directors under the Plan. These costs are expected to be recognized over a weighted-average period of 3.03 years.
Performance-Based and Market-Based Awards
The Company’s Compensation Committee designed a compensation structure to align the compensation level of the Company's former Executive Chairman to the performance of the Company through the issuance of market-based stock options. The market-based options vested upon the Company’s stock price reaching a certain price at a specific performance period and the total amount of compensation expense recognized was based on a Monte Carlo simulation that factored in the probability of the award vesting. The market-based stock options to purchase a total of 1,040,000 shares (173,334 shares, adjusted for the reverse stock split, which is discussed in Note 2 above) of the Company's common stock expired unexercised on June 2, 2023.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of our common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2022	241,596	$12.92
Granted	—	—
Vested and distributed	(119,154)	11.02
Forfeited	(1,805)	128.00
Non-vested at December 31, 2023	120,637	13.06

As of December 31, 2023, there was $1.3 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted average period of 1.66 years.
Warrants - Non-employees
The Company has granted warrants to purchase common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2022	262,713	$3.06
Granted	115,856,686	0.62
Exercised	(1,875,534)	0.00
Outstanding as of December 31, 2023	114,243,865	0.63
Warrants exercisable as of December 31, 2023	114,243,865	0.63
On each of January 5, 2023 and March 6, 2023, the Company borrowed $4.0 million under the Keep Well Agreement. In connection with the January 5, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 473,373 shares of the Company's common stock (78,896 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 2 above) with an original exercise price equal to $1.69 per share. In February 2023, as discussed in Note 9 below, warrants to purchase an aggregate 1,775,148 shares of the Company’s common stock (295,860 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 2 above) previously issued by the Company to Acuitas through February 20, 2023 were exchanged for warrants to purchase 33,333,333 shares of the Company’s common stock (5,555,557 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 2 above, of which 5,338,593 shares relate to warrants issued during the first quarter of 2023) with an exercise price equal to $0.45 per share ($0.92 per share as adjusted for the reverse stock split discussed in Note 2 above and further adjustments discussed in Note 9). In connection with the March 6, 2023 borrowing, the Company issued to Acuitas a warrant to purchase 8,888,889 shares of the Company's common stock (1,481,482 shares of the Company's common stock as adjusted for the reverse stock split discussed in Note 2 above) with an exercise price equal to $0.45 per share ($0.92 per share as adjusted for the reverse stock split discussed in Note 2 above and further adjustments discussed in Note 9). All warrants issued to Acuitas have a five year term.
In November 2023, Acuitas completed a conversion of certain amount of the Keep Well Notes, wherein the Company issued to Acuitas a warrant to purchase 18,054,791 shares of the Company's common stock, and in December 2023, following the effectiveness of the Stockholder Approval, as described in Note 9 above, the Company issued an additional warrant to purchase 9,027,395 shares of the Company's common stock. All such warrants had an exercise price of $0.60 per share as of December 31, 2023.
Also in November 2023, the Company completed the Public Offering and the Private Placement. In the Public Offering, the Company issued 4,592,068 shares of its common stock, 5,907,932 pre-funded warrants and 21,000,000 warrants accompanying such common stock and pre-funded warrants. In the Private Placement, the Company issued 18,333,333 pre-funded warrants and 36,666,666 warrants accompanying such pre-funded warrants. See Note 9 above for a detailed discussion of the Public Offering and Private Placement.

The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

	Year Ended December 31,
	2023	2022
Volatility	100% - 109%	100%
Risk-free interest rate	3.90% - 4.82%	3.46% - 3.50%
Expected life (in years)	3.83 - 5.00	5.00
Dividend yield	0%	0%

Note 11. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or financing leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont, Illinois lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada office is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms. As of December 31, 2023, all of the Company's finance lease terms have ended.

On April 12, 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced on June 3, 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the consolidated statement of operations for the year ended December 31, 2023.
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
Quantitative information for our leases was as follows (in thousands):

		December 31,
Consolidated Balance Sheets	Balance Sheet Classification	2023	2022
Assets
Operating lease assets	“Operating lease right-of-use-assets”	$195	$632
Finance lease assets	“Property and equipment, net”	—	66
Total lease assets		$195	$698
Liabilities
Current
Operating lease liabilities	“Current portion of operating lease liabilities”	$56	$653
Finance lease liabilities	“Other accrued liabilities”	—	136
Non-current
Operating lease liabilities	“Long-term operating lease liabilities”	166	546
Total lease liabilities		$222	$1,335

	Year Ended December 31,
Consolidated Statements of Operations	2023	2022
Operating lease expense	$159	$448
Short-term lease rent expense	3	7
Variable lease expense	23	31
Operating sublease income	(64)	(225)
Total rent expense, net	$121	$261
Finance lease expense:
Amortization of leased assets	$66	$120
Interest on lease liabilities	4	19
Total	$70	$139

	Year Ended December 31,
Consolidated Statements of Cash Flows	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating lease	$222	$757
Financing cash flows from finance leases	134	282
Other
Cash received for operating sublease	$97	$257

	December 31,
Other Information	2023	2022
Weighted-average remaining lease term (years)
Operating lease	3.2	2.5
Financing leases	—	0.7
Weighted-average discount rate (%)
Operating lease	16.25%	12.56%
Finance leases	15.15%	12.92%

The following table sets forth maturities of our lease liabilities (in thousands):

Operating Leases	December 31, 2023
2024	$88
2025	90
2026	93
2027	16
Total lease payments	287
Less: imputed interest	(65)
Present value of lease liabilities	222
Less: current portion	(56)
Lease liabilities, non-current	$166

Note 12. Income Taxes
The components of our income tax benefit (expense) consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current:
State	$80	$(88)
Total current taxes	80	(88)
Income tax benefit (expense)	$80	$(88)

Income tax benefit for the year ended December 31, 2023 was primarily related to a reversal of accrued estimated income taxes. Income tax expense for the year ended December 31, 2022 was primarily related to state minimum taxes and gross receipts taxes.
Net deferred tax assets and liabilities were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Net operating losses	$52,530	$46,301
Stock-based compensation	2,286	1,877
Interest expense	7,131	5,770
Accrued liabilities and reserves	(118)	82
Fixed assets	227	46
Lease liabilities	57	(176)
Other temporary differences	3,132	2,010
Deferred commission	(36)	(40)
Prepaid expenses	12	13
Right-of-use assets	(50)	336
Valuation allowance	(65,171)	(56,219)
Net deferred tax asset	$—	$—
The Company believes that its deferred tax assets will not meet the more-likely-than not criteria set forth by ASC 740 - "Income Taxes" (“ASC 740”). Accordingly, management has provided a valuation allowance in full on its net deferred tax assets in the amount of $65.2 million and $56.2 million as of December 31, 2023 and 2022, respectively. For the years ended December 31, 2023 and 2022, the total change in valuation allowance was $9.0 million and $10.1 million, respectively. Realization of the deferred tax assets will be primarily dependent upon the Company's ability to generate sufficient taxable income.

As of December 31, 2023, the Company had net federal and state net operating loss (“NOL”) carry forwards of approximately $209.3 million and $151.6 million, respectively. The federal NOL carryforwards arising in tax years beginning 2018 have an indefinite life, whereas those generated before 2018 have 20-year lifespan. Accordingly, NOLs generated prior to 2003 have expired. Given the Company has a full valuation allowance against its deferred tax assets, the expiration of these NOLs does not have a material impact on the Company’s financials.

The Company is in the process of completing an analysis through December 31, 2023 of its ownership changes since formation in accordance with Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended. The analysis determined that the Company experienced a Section 382 ownership change on November 14, 2023. As a result of the November 14, 2023 ownership change, the Company expects a certain amount of federal and state NOLs to expire unutilized, with an offsetting reduction to the valuation allowance once the analysis has been completed. Additionally, certain tax attributes, including NOLs, carrying over may be subject to an annual limitation under Section 382, which may restrict the Company's ability to offset taxable income.
A reconciliation between the statutory federal income tax rate and the effective income tax rate for the years presented was as follows:

	Year Ended December 31,
	2023	2022
Tax at federal statutory rate	21.0%	21.0%
Stock-based compensation	(0.6)	(5.1)
Section 162(m)	—	—
Change in federal valuation allowance	(20.0)	(16.1)
Reduction in federal NOL carryforward DTA due to 382 study results	—	—
Other	(0.1)	—
Effective tax rate	0.3%	(0.2)%

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. There were no interest and penalties for the years ended December 31, 2023 and 2022, respectively. The Company files income tax returns with the Internal Revenue Service (“IRS”) and various states with nexus. For jurisdictions in which tax filings are prepared, the Company is no longer subject to income tax examinations by state tax authorities for tax years prior to 2019, and by the IRS for tax years prior to 2020. The Company’s net operating loss carryforwards are subject to IRS examination until they are fully utilized or expired and such tax years are closed.

The Tax Cuts and Jobs Act (“TCJA”) resulted in significant changes to the treatment of research and experimental (“R&E”) expenditures under Section 174. For tax years beginning after December 31, 2021, taxpayers are required to capitalize and amortize all R&E expenditures. In general, expenditures for U.S. based R&E activities must be amortized over 5 years and expenditures for foreign based R&E activities must be amortized over 15 years. As of December 31, 2023, the Company has engaged in U.S. based R&E activities and has recorded an estimated impact of the Section 174. The Company will continue to monitor the impact of new regulation.
There are currently no income tax audits in any jurisdictions for open tax years and, as of December 31, 2023, there have been no material changes to our tax positions.

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
Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) adds Jonathan Mayhew as a defendant; (2) expands the purported class period to August 5, 2020 through August 19, 2021; and (3) now includes allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. On February 2, 2024, the Court issued an order granting the Company’s motion to dismiss in its entirety and providing lead plaintiff leave to amend. On March 5, 2024, lead plaintiff filed its Third Amended Complaint, which asserts the same claims, against the same defendants for the same purported class period. On March 19, 2024, the Company filed its motion to dismiss the Third Amended Complaint. That motion is now fully briefed and the hearing on the motion is currently set for April 19, 2024. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022 the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new

Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. On February 14, 2024, the parties in Consolidated Derivative Action stipulated to an extension of the stay pending a ruling on Ontrak’s anticipated motion to dismiss the forthcoming amended complaint filed by lead plaintiff in the Consolidated Class Action. On April 8, 2024, the parties in the Vega action did the same. On January 25, 2024, another purported stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Dutkiewicz v. Acuitas Group Holdings LLC (“Acuitas”), Case No. 2024-0068, alleging breach of fiduciary duty under Brophy and unjust enrichment against Acuitas and Terren S. Peizer and breach of fiduciary duties generally against Acuitas, Terren S. Peizer, Brandon H. LaVerne, Jonathan Mayhew, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, Katherine Quinn and Robert Newton. Ontrak’s response date to this new derivative complaint is not yet set. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

On February 28, 2022, a purported securities class action was filed in the Superior Court of California for Los Angeles County, entitled Braun v. Ontrak, Inc., et al., Case No. 22STCV07174. The plaintiff filed this action purportedly on behalf of a putative class of all purchasers of the Series A Preferred Stock pursuant to Registration Statements and Prospectuses issued in connection with Ontrak’s August 21, 2020 initial public stock offering, its September 2020 through December 2020 “at market” offering, and its December 16, 2020 follow-on stock offering (collectively, the “Preferred Stock Offerings”). The plaintiff brings this action against the Company; its officers: Terren S. Peizer, Brandon H. LaVerne, and Christopher Shirley; its board members: Richard A. Berman, Sharon Gabrielson, Gustavo Giraldo, Katherine B. Quinn, Robert Rebak, Diane Seloff, Michael Sherman, and Edward Zecchini; and the investment banking firms that acted as underwriters for the Preferred Stock Offerings: B. Riley Securities, Inc., Ladenburg Thalmann & Co., Inc., William Blair & Company, LLC, Aegis Capital Corp., Insperex LLC (f/k/a Incapital LLC), The Benchmark Company, LLC, Boenning & Scatteredgood, Inc., Colliers Securities, LLC, Kingswood Capital Markets, and ThinkEquity (the "Underwriters"). The plaintiff asserts three causes of action alleging that Ontrak violated § 11, § 12(a)(2), and § 15 of the Securities Act of 1933, respectively, (1) by failing to disclose facts required to be disclosed under SEC Regulation S-K items 105 and 303 – that Aetna had turned off the data feed of customer records to Ontrak citing dissatisfaction with the Company’s value proposition and billing practices and thereafter submitted a CAP to which Ontrak’s senior executives were unable to effectively respond; and (2) by issuing allegedly false or misleading statements in its Registration Statements and Prospectuses: (a) regarding Ontrak’s growing customer base; (b) regarding its ability to scale its operations; (c) that revenue from a limited number of its customers would continue; (d) that its services are provided to customers continuously; (e) that revenue increases were attributable to continued expansion of the Ontrak program; and (f) regarding the healthcare experience of its executives. The plaintiff seeks damages in an indeterminate amount. On July 7, 2022, the defendants filed demurrers to the complaint. On October 4, 2022, the Court issued its ruling, allowing the case to proceed but with a narrowed scope. Specifically, of the six alleged misleading statements, only two remain (that Ontrak had a growing “growing customer base” and that Ontrak’s revenue growth was attributed to “[t]he continued expansion of [its] Ontrak program with [its] existing health plan customers”). The Court sustained the Company’s demurrer to the second cause of action, for violation of Section 12 of the Securities Act of 1933; while the Court granted leave to amend the plaintiff determined not to amend to pursue that claim. The Company believes that the remaining allegations lack merit and intends to defend against the action vigorously.

On November 18, 2022, plaintiff filed his Motion for Class Certification. On February 17, 2023, the Company filed its opposition and joined in the opposition of the Underwriters. On October 12, 2023, the Court issued its ruling granting plaintiff's Motion and certifying the class as to the Section 11 and Section 15 claims only.

The parties were engaged in discovery until November 3, 2023, when the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On November 8, 2023, the Court set the Government's motion for hearing on December 14, 2023 and issued an order temporarily staying all discovery in the action pending resolution of the motion. On December 14, 2023, the Court granted the application for leave to intervene and stay discovery, staying discovery until June 25, 2024, or until criminal case reaches its conclusion at the trial level. The Court also vacated the previously set trial and related dates.

Securities Investigation

On November 15, 2022, the Company received a notification from the SEC, Division of Enforcement, that it is conducting an investigation captioned “In the Matter of Trading in the Securities of Ontrak, Inc. (HO-14340)” and issued a preservation letter as well as a subpoena for documents relating to the investigation. The notification indicates the investigation is a fact-finding inquiry for compliance with federal securities laws and should not be construed as an indication by the SEC that any violation of law has occurred, nor as a reflection upon any person, entity or security. The Company cooperated with the terms of the subpoena.

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, Ontrak's former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. The Company cannot predict the ultimate outcome of the DOJ or SEC proceedings, nor can it predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 14. Subsequent Events

On March 28, 2024, the Company and Acuitas Capital entered into an amendment (the “Sixth Amendment”) to the Keep Well Agreement. The following is a summary of the Sixth Amendment:

Issuance of Demand Notes and Warrants. Under the Sixth Amendment, on April 5, 2024, the Company issued and sold to Acuitas, and Acuitas purchased from the Company, a senior secured convertible promissory note (a “Demand Note”), with a principal amount of $1.5 million (the “Initial Demand Note”). In Acuitas’ sole discretion, Acuitas may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $13.5 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment. The terms of the Demand Notes are substantially similar to the Surviving Note, except the amounts due under the Demand Notes are payable upon demand of the holder. Unless and until the effective date of the Stockholder Approval (as defined below) occurs (such effective date, the “Stockholder Approval Effective Date”), the Company will not issue any shares of its common stock in connection with the conversion of any Demand Note.

In connection with each Demand Note purchased by Acuitas from the Company (including the Initial Demand Note), and subject to the Stockholder Approval Effective Date occurring, the Company will issue to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) a warrant (“Demand Warrant”) to purchase such number of shares of the Company’s common stock that results in 200% warrant coverage. Each Demand Warrant will have a term of five years. The initial exercise price of each Demand Warrant will be (a) in the case of the Demand Warrant issued in connection with the Initial Demand Note and in respect of the next $3.0 million of principal amount of Demand Notes purchased by Acuitas, the lesser of (i) $0.3442 (after giving effect to the reduction of the exercise price of the Public Offering Warrants and Private Placement Warrant (collectively, the “November 2023 Warrants”) that occurred on April 5, 2024 described below) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $0.12, and (b) in the case of the Demand Warrants issued in connection with any subsequent Demand Notes, the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company, which initial exercise price will, in each case of clauses (a) and (b) above, be subject to further adjustment in accordance with the terms of the Demand Warrant and the Sixth Amendment. The terms of the Demand Warrants will be substantially similar to the terms of the November 2023 Warrants. See “Warrant Adjustment Provisions,” below.

The Company will not issue any Demand Warrant unless and until the Stockholder Approval Effective Date occurs, and promptly as practicable following such date, the Company will issue each Demand Warrant that would have been issued through and including such date.

Replacement of Keep Well Warrants. Following the Stockholder Approval Effective Date, the Company will issue to each holder of each warrant to purchase shares of the Company’s common stock issued under the Existing Keep Well Agreement outstanding as of the Stockholder Approval Effective Date (any such warrant, a “Replaced Keep Well Warrant”), in exchange therefor, a warrant to purchase shares of the Company’s common stock (a “New Keep Well Warrant”) substantially in the form of the Demand Warrant, and each Replaced Keep Well Warrant will be deemed automatically cancelled. Each New Keep Well Warrant will (a) have the same issuance date as the Replaced Keep Well Warrant in respect of which it was issued, (b) a term of five years from the original issuance date of the Replaced Keep Well Warrant in respect of which it was issued, and (c) an initial exercise price equal to $0.3442 (after giving effect to the reduction of the exercise price of the November 2023 Warrants that occurred on April 5, 2024 described below), which will be subject to further adjustment in accordance with its terms and the terms of the Sixth Amendment.

Surviving Note. Effective as of the Stockholder Approval Effective Date, the conversion price of the Surviving Note will become equal to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on the Exchange on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, which will be subject to further adjustment in accordance with its terms.

Stockholder Approval. The Company is required to seek stockholder approval (the “Stockholder Approval”) in accordance with the rules of the Nasdaq Stock Market of (a) the issuance of the (x) Demand Warrants, (y) the New Keep Well Warrants and (z) the Demand Notes, (b) the issuance of the shares of the Company’s common stock upon exercise or conversion, as applicable, of the Demand Warrants, the New Keep Well Warrants, and the Demand Notes, and (c) any other terms of the Sixth Amendment that require approval of the Company’s stockholders under the rules of the Nasdaq Stock Market.

The Company intends to obtain the Stockholder Approval by written consent or consents signed by the holders of outstanding shares of the Company’s common stock having not less than the minimum number of votes that would be necessary to authorize or take the applicable actions at a meeting at which all shares entitled to vote thereon were present and voted. Following receipt of the Stockholder Approval, the Company intends to file with the SEC a preliminary information statement related to the Stockholder Approval, and the Company will thereafter mail a definitive information statement to the Company’s stockholders in accordance with SEC rules. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporation actions approved by the consent of stockholders may be taken. Accordingly, the effectiveness of the stockholder approval of the corporate actions approved by the Stockholder Approval will be 20 calendar days after the date on which definitive information statement is first sent or given to the Company’s stockholders.

Waivers by Holders of Outstanding Warrants

Also on March 28, 2024, the Company and each holder of a Public Offering Warrant entered into a waiver and consent agreement (collectively, the “Public Offering Investor Waivers”), pursuant to which such holder agreed to waive, with respect to the transactions contemplated by the Sixth Amendment, certain limitations and prohibitions in the securities purchase agreement pursuant to which the Public Offering Warrants were issued that otherwise would have prohibited the Company from entering into Sixth Amendment and consummating the transactions contemplated thereby.

In addition, pursuant to the Public Offering Investor Waivers, the holders of the Public Offering Warrants agreed to the following adjustments to the exercise price of the Public Offering Warrants then in effect (in lieu of the adjustments that would otherwise be made in accordance with the terms of the Public Offering Warrants described below) in connection with the Sixth Amendment and the transactions contemplated thereby: (i) the exercise price was reduced to $0.36 at the time the Company entered into the Sixth Amendment; (ii) if $0.36 was greater than the lowest volume weighted average price (“VWAP”) of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the Company entering into the Sixth Amendment (the “Restricted Transaction Measuring Period”), then the exercise price would be further reduced to the lowest VWAP on any trading day during the Restricted Transaction Measuring Period; and (iii) if any senior secured promissory note issued under the Keep Well Agreement is converted into shares of the Company’s common stock at a conversion price less than the exercise price of the Public Offering Warrants then in effect, after giving effect to the preceding clauses (i) and (ii) and any adjustments pursuant to the terms of the Public Offering Warrant (other than Section 3(b) thereof), then the exercise price will be further reduced to such conversion price at such time of such conversion.

Also on March 28, 2024, the Company and Humanitario entered into a waiver and agreement (the “Private Placement Investor Waiver” and together with the Public Offering Investors Waivers, the “Investor Waivers”)) pursuant to which, among other things, Humanitario agreed to the adjustments to the exercise price of the Private Placement Warrant then in effect as described above for the Public Offering Warrants (in lieu of the adjustments that would otherwise be made in accordance with the terms of such warrant described below) in connection with the Sixth Amendment and the transactions contemplated thereby.

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period was $0.3442. Accordingly, the exercise price of the Public Offering Warrants and the Private Placement Warrant (collectively, the “November 2023 Warrants”) was reduced to, and currently is, $0.3442 per share, which is subject to further adjustment in accordance with the terms of the Investor Waivers and the November 2023 Warrants.

In addition, as a result of the reduction of the exercise price of the November 2023 Warrants to $0.3442 per share described above, the initial exercise price of each Demand Warrant and each New Keep Well Warrant the Company issues, in each case, if and when issued, will be $0.3442 per share, which is subject to further adjustment in accordance with the Sixth Amendment and, as applicable, the Demand Warrant and New Keep Well Warrant.

Warrant Adjustment Provisions

In addition to customary adjustment in the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock, the exercise price of the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants, and the number of shares of common stock issuable upon exercise thereof are subject to adjustment upon the occurrence of the events described below (collectively, the “Warrant Adjustment Provisions”).

•Adjustment in May 2026. On May 14, 2026, the exercise price of the warrants will be reduced to the greater of (i) $0.1584 per share and (ii) the lesser of (x) the then exercise price and (y) the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately before May 14, 2026.

•Alternative Exercise Price Following Certain Issuances. If we issue or sell, or enter into any agreement to issue or sell, any common stock, common stock equivalents, or rights, warrants or options to purchase shares of our capital stock or common stock equivalents that are issuable or convertible into or exchangeable or exercisable for shares of our common stock at a price which varies or may vary with the market price of our common stock (excluding customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events), the holder will have the right, in its sole discretion, to substitute the variable price for the exercise price of its warrants.

•Adjustment for Stock Combination Events. In the event of stock dividends, stock splits, reorganizations or similar events affecting our common stock (a “Stock Combination Event”), if the Event Market Price (as defined below) is less than the exercise price of the warrants then in effect (after giving effect to customary adjustments thereto as a result of the event), then on the 16th trading day immediately following the Stock Combination Event, the exercise price of the warrants will be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event, the quotient determined by dividing (x) the sum of the volume weighted average price of our common stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after the date of such Stock Combination Event, by (y) five.

•Adjustment Upon Restricted Investor Subsequent Placement. If at any time prior to June 20, 2027, we (1) grant, issue or sell (or enter into any agreement to grant, issue or sell) any shares of common stock, non-convertible indebtedness and/or common stock equivalents to Acuitas that results in a reduction of the exercise price in accordance with the terms of the warrants, or (2) consummate (or enter into any agreement with respect to) any other financing with Acuitas (any transaction described in clause (1) or (2), other than certain exempt issuances, a “Restricted Transaction”) and the exercise price of the warrants is greater than the lowest volume weighted average price of our common stock on any trading day during the five trading day period immediately following the public announcement of such Restricted Transaction, then the exercise price of the warrants will be reduced to the lowest volume weighted average price on any trading day during such five trading day period.

•Adjustment for Dilutive Issuances. If we issue (or enter into any agreement to issue) any shares of our common stock or common stock equivalents, excluding certain exempt issuances, for a consideration per share less than the exercise price of the warrants in effect immediately prior to such issuance or deemed issuance, then the exercise price of the warrants will be reduced to an amount equal to the consideration per share at which the common stock or common stock equivalents were issued or deemed issued.

•Adjustment to Number of Shares Issuable Upon Exercise. Simultaneously with any adjustment to the exercise price on or prior to June 20, 2027, the number of shares of common stock issuable upon exercise will be increased or decreased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, will be equal to the aggregate exercise price before the adjustment in the exercise price.

In the event of a fundamental transaction, as described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants and which generally includes any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of our properties or assets, our consolidation or merger with or into another person, the acquisition of more than 50% of our outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by our outstanding common stock, a holder of any of the November 2023 Warrants, the Demand Warrants or New Keep Well Warrants will be entitled to receive upon exercise thereof the kind and amount of securities, cash or other property that the holder would have received had it exercised the holder’s applicable warrant immediately prior to such fundamental transaction. Additionally, as more fully described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants, in the event of certain fundamental transactions, the holder will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the warrants) of the warrants on the date of consummation of such transaction.

Exercise of Public Offering Warrants

From March 28, 2024 through April 2, 2024, the Company received a total of $1.9 million of cash proceeds from the exercise of Public Offering Warrants by certain holders thereof for a total of 5,166,664 shares of the Company's common stock.