Form 10-Q
period 2024-03-31
Ontrak, Inc.
filed 2024-05-15
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of May 8, 2024, there were 47,967,363 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash	$6,400	$9,701
Receivables, net	241	—
Unbilled receivables	232	207
Deferred costs	119	128
Prepaid expenses and other current assets	2,439	2,743
Total current assets	9,431	12,779
Long-term assets:
Property and equipment, net	757	913
Goodwill	5,713	5,713
Intangible assets, net	50	99
Other assets	10,589	147
Operating lease right-of-use assets	183	195
Total assets	$26,723	$19,846
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$667	$563
Accrued compensation and benefits	756	442
Deferred revenue	244	97
Current portion of operating lease liabilities	59	56
Other accrued liabilities	1,982	2,784
Total current liabilities	3,708	3,942
Long-term liabilities:
Long-term debt, net	1,617	1,467
Long-term operating lease liabilities	151	166
Total liabilities	5,476	5,575
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 43,950,678 and 38,466,979 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	496,359	484,926
Accumulated deficit	(475,119)	(470,661)
Total stockholders' equity	21,247	14,271
Total liabilities and stockholders' equity	$26,723	$19,846
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Revenue	$2,680	$2,529
Cost of revenue	975	847
Gross profit	1,705	1,682

Operating expenses:
Research and development	1,078	1,644
Sales and marketing	532	990
General and administrative	4,078	5,818
Restructuring, severance and related charges	290	457
Total operating expenses	5,978	8,909
Operating loss	(4,273)	(7,227)

Other (expense) income , net	(2)	291
Interest expense, net	(183)	(1,394)
Loss before income taxes	(4,458)	(8,330)
Income tax expense	—	(20)
Net loss	(4,458)	(8,350)
Dividends on preferred stock - undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(6,697)	$(10,589)

Net loss per common share, basic and diluted	$(0.11)	$(2.26)

Weighted-average common shares outstanding, basic and diluted	60,882	4,686

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount

Balance at December 31, 2023	3,770,265	$—	38,466,979	$6	$484,926	$(470,661)	$14,271
Debt issuance costs	—	—	—	—	10,495	—	10,495
Common stock issued relating to settlement of contingent consideration	—	—	1,238	—	64	—	64
Pre-Funded Warrants exercised	—	—	4,032,398	1	—	—	1
Public Offering Warrants exercised	—	—	1,450,000	—	522	—	522
Restricted stock units vested, net	—	—	63	—	—	—	—
Stock-based compensation expense	—	—	—	—	352	—	352
Net loss	—	—	—	—	—	(4,458)	(4,458)
Balance at March 31, 2024	3,770,265	$—	43,950,678	$7	$496,359	$(475,119)	$21,247

Balance at December 31, 2022	3,770,265	$—	4,527,914	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	339,689	—	—	—	—
Warrants issued in connection with Keep Well Notes	—	—	—	—	10,797	—	10,797
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	208	—	(2)	—	(2)
401(k) employer match	—	—	18,897	—	—	—	—
Stock-based compensation expense	—	—	—	—	651	—	651
Net loss	—	—	—	—	—	(8,350)	(8,350)
Balance at March 31, 2023	3,770,265	$—	4,886,708	$3	$457,708	$(451,091)	$6,620

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(4,458)	$(8,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	352	651
Paid-in-kind interest expense	112	848
Gain on termination of operating lease	—	(471)
Depreciation expense	198	295
Amortization expense	100	912
Change in fair value of warrant liability	2	19
Changes in operating assets and liabilities:
Receivables	(241)	278
Unbilled receivables	(25)	217
Prepaid expenses and other current assets	365	836
Accounts payable	104	(258)
Deferred revenue	146	(18)
Leases liabilities	(13)	(118)
Other accrued liabilities	99	206
Net cash used in operating activities	(3,259)	(4,953)
Cash flows from investing activities
Purchase of property and equipment	(37)	(25)
Net cash used in investing activities	(37)	(25)
Cash flows from financing activities
Proceeds from Keep Well Notes	—	8,000
Proceeds from warrants exercised	523	—
Finance lease obligations	—	(50)
Financed insurance premium payments	(528)	(611)
Net cash (used in) provided by financing activities	(5)	7,339
Net change in cash and restricted cash	(3,301)	2,361
Cash and restricted cash at beginning of period	9,701	9,713
Cash and restricted cash at end of period	$6,400	$12,074
Supplemental disclosure of cash flow information:
Interest paid	$30	$27
Non-cash financing and investing activities:
Warrants issued in connection with Keep Well Notes	$—	$10,797
Debt issuance costs	10,495	—
Loss on extinguishment of debt with related party	—	2,153
Finance lease and accrued purchases of property and equipment	4	44
Common stock issued to settle contingent consideration	64	—

See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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

Basis of Presentation

The accompanying condensed consolidated financial statements include Ontrak, Inc., its wholly-owned subsidiaries and its variable interest entities. The accompanying condensed consolidated financial statements for Ontrak, Inc. have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and instructions to Form 10-Q and Article 8 of Regulation S-X. All intercompany balances and transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the accompanying condensed financial statements includes all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of the results that may be expected for any other interim period or for the entire fiscal year. The accompanying unaudited financial information should be read in conjunction with the audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year-ended December 31, 2023 (the “2023 10-K”), filed with the Securities and Exchange Commission (“SEC”), from which the consolidated balance sheet as of December 31, 2023 has been derived. The Company operates as one segment.
The Company generates revenues from fees charged for the services it provides to commercial (employer funded), managed Medicare Advantage, managed Medicaid and duel eligible (Medicare and Medicaid) populations. The Company also generates revenues from the fees charged for mental health and wellbeing support services it provides to members of employer customers under the Company's LifeDojo wellbeing solution. The Company aims to increase the number of members that are eligible for its solutions by signing new contracts and identifying more eligible members within customers with whom the Company has existing contracts.
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2024, our cash was $6.4 million and we had working capital of approximately $5.7 million. For the three months ended March 31, 2024, our average monthly cash burn rate from operations was $1.1 million.

On March 28, 2024, the Company and Acuitas Capital LLC (together with its affiliates, “Acuitas”) entered into a sixth amendment ( the “Sixth Amendment”) to Master Note Purchase Agreement dated as of April 15, 2022 (as amended to date, the “Keep Well Agreement”). Under the Sixth Amendment, the Company may issue up to a total of $15.0 million of senior secured convertible promissory notes (each a “Demand Note”) (see Note 10 below for more information), with the initial note in the principal amount of $1.5 million (the “Initial Demand Note”) issued on April 5, 2024 and another note in the principal amount of $1.5 million issued on May 8, 2024 (see Note 14 below). Acuitas, in its sole discretion, may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $12.0 million in principal amount of Demand Notes.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2024, $2.2 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $5.3 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $3.0 million of which is payable upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.
In March 2023 and in February 2024, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented reductions in workforce and vendor cost optimization plans. The Company began realizing the full effect of these cost saving measures in 2023 and in 2024, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. These cost optimization plans were necessary to right size the Company's business commensurate with its then current customer base.

From April 1, 2024 through the filing date of this report, the Company received a total of $1.4 million of cash proceeds from the exercise of warrants by certain holders thereof and the Company issued a total of 4,016,664 shares of its common stock (see Note 14 below).
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
We will need additional capital to successfully execute our growth strategy. In addition to revenue from business operations, since April 2022, the Company's primary source of working capital has been borrowings under the Keep Well Agreement and raising capital in equity offerings. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.
Regardless of our success in raising additional capital, we expect our cash on hand as of March 31, 2024, together with the $3.0 million we received in exchange for Demand Notes issued on April 5, 2024 and May 8, 2024, the $1.4 million of cash proceeds we received from the exercise of warrants since April 1, 2024 through the filing date of this report and the amount potentially available for borrowing under the Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the reverse stock split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the reverse stock split, was adjusted by dividing the applicable number of shares of common stock by six and, as applicable, multiplying the exercise price or conversion price by six or dividing the exchange rate by six. In addition, as discussed in Note 10 below, the exercise price of the Keep Well Warrants (as defined in Note 10 below)and the conversion price of the Keep Well Notes (as defined in Note 10 below) were subject to other adjustment mechanisms. For additional information regarding the effect of the reverse stock split on the Keep Well Warrants and the Keep Well Notes, see the Company’s definitive proxy statement for the 2023 Special Meeting, a copy of which was filed with the SEC on January 20, 2023.

All common share and common stock per share amounts presented herein for the prior year period has been retroactively adjusted to reflect the impact of the 1-for-6 reverse stock split.
Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
Since the date on which the Company filed the 2023 10-K, there were no recently adopted account standards or new accounting standards issued, but not yet adopted by the Company, which are expected to materially affect the Company's condensed consolidated financial statements.

Note 2. Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash total as presented in the condensed consolidated statement of cash flows for the periods presented (in thousands):

	March 31,
	2024	2023
Cash	$6,400	$7,393
Restricted cash - current:
Dividend payments on preferred stock (1)	—	4,477
Letter of credit (2)	—	204
Subtotal - Restricted cash - current	—	4,681
Cash and restricted cash	$6,400	$12,074
____________
(1) Amount represents the cash balance that was remaining in an account funded with a portion of the proceeds from the sale of the Series A Preferred Stock for the payment of dividends thereon through August 2022. The use of such funds for the payment of such dividends was subject to compliance with applicable laws. In April 2023, the Company’s board of directors determined that the use of such funds for other corporate purposes was in the best interests of the Company and its common stockholders after considering its fiduciary duties to the Company’s common stockholders. Therefore, the amount was classified as unrestricted cash in April 2023.
(2) A letter of credit ("LOC") was required under the terms of the lease for our Santa Monica, California office. In accordance with the lease termination agreement entered into on February 16, 2023 (as discussed in Note 9 below), the LOC was cancelled on June 16, 2023.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Receivables and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended March 31,
Percentage of Revenue	2024	2023
Customer A	62.1%	52.0%
Customer B	20.5	35.8
Customer C	9.9	1.7
Remaining customers	7.5	10.5
Total	100.0%	100.0%
The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	March 31, 2024	December 31, 2023
Customer D	74.6%	—%
Customer C	25.4	—
Total	100.0%	—%

The Company applies the specific identification method for assessing provision for credit losses. There was no bad debt expense during the three months ended March 31, 2024 or 2023.
Customer Notification

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. For the three months ended March 31, 2024, the Company billed this customer approximately $0.5 million, representing billings for services rendered through February 2024.
Other receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of March 31, 2024, the Company submitted cumulative claims for legal defense costs totaling approximately $3.6 million, of which $3.3 million has been paid by the insurer to the third parties. The Company has $0.3 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.3 million as part of "Other accrued liabilities" on its condensed consolidated balance sheet as of March 31, 2024.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
Software	$4,653	$4,575
Computers and equipment	416	416
ROU assets - finance lease	300	300
Software development in progress	23	59
Subtotal	5,392	5,350
Less: Accumulated depreciation and amortization	(4,635)	(4,437)
Property and equipment, net	$757	$913

Total depreciation and amortization expense relating to property and equipment presented above was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Capitalized Internal Use Software Costs

During the three months ended March 31, 2024 and 2023, the Company capitalized $0.04 million and $0.1 million, respectively, of costs relating to development of internal use software, and recorded $0.2 million and $0.3 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of March 31, 2024 and December 31, 2023.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At March 31, 2024			At December 31, 2023
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,500)	$—	$3,500	$(3,500)	$—
Customer relationships	5	270	(220)	50	270	(171)	99
Total		$3,770	$(3,720)	$50	$3,770	$(3,671)	$99

Amortization expense for intangible assets presented above was $0.05 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

At March 31, 2024, estimated amortization expense for intangible assets for each year thereafter was as follows (in thousands):

Remainder of 2024	$50
Total	$50

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 6. Restructuring, Severance and Related Costs

Over the last two years, the Company's management has approved multiple restructuring plans as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives.

In February 2024, approximately 21% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the three months ended March 31, 2024. The headcount reductions were completed during March and April 2024.

In March 2023, approximately 19% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.5 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the three months ended March 31, 2023. The headcount reductions were completed by May 2023.

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
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(4,458)	$(8,350)
Dividends on preferred stock - declared and undeclared	(2,239)	(2,239)
Net loss attributable to common stockholders	$(6,697)	$(10,589)

Weighted-average shares of common stock outstanding	60,882	4,686
Net loss per common share - basic and diluted	$(0.11)	$(2.26)

Included in the weighted-average shares of common stock outstanding for the three months ended March 31, 2024 is a total of 18,333,333 common shares issuable upon the exercise of Private Placement Pre-funded Warrants (as defined and described in Note 10 below), which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following common equivalent shares as of March 31, 2024 and 2023, issuable upon exercise of stock options and warrants, have been excluded from the diluted earnings per share calculation as their effect was anti-dilutive:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	March 31,
	2024	2023
Warrants to purchase common stock	168,925,136	7,082,788
Options to purchase common stock	1,821,604	931,019
Total	170,746,740	8,013,807

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, as a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 2,038,133 shares of the Company's common stock (which, after giving effect to the reverse stock split discussed in Note 1 above, was adjusted to 339,689 shares of the Company's common stock).
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. At March 31, 2024, we had total undeclared dividends of $18.7 million.

On October 11, 2023, the Company received a letter from Nasdaq informing the Company that it is not eligible for a second 180-day compliance period within which to regain compliance with the minimum bid price rule for the Series A Preferred Stock and that Nasdaq determined that the Series A Preferred Stock would be delisted from The Nasdaq Capital Market and would be suspended at the opening of business on October 20, 2023. On November 20, 2023, The Nasdaq Stock Market filed a Form 25-NSE with the SEC to remove the Series A Preferred Stock from listing and registration on The Nasdaq Stock Market. The Series A Preferred Stock currently trades in the over-the-counter OTC Markets system.

Note 8. Stock-Based Compensation
The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan” and together with the 2017 Plan, the "Plans") provide for the issuance of 2,849,746 shares of the Company's common stock. The Company has granted stock options to executive officers, employees, members of the Company's board of directors, and certain outside consultants and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, options expire no later than ten years from the date of grant and awards granted to employees and members of the Company's board of directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of March 31, 2024, the Company had 1,938,623 stock options and RSUs outstanding and 557,901 shares reserved for future awards under the Plans.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Stock-based compensation expense was $0.4 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Three Months Ended March 31, 2024
Volatility	96.0%
Risk-free interest rate	3.81%
Expected life (in years)	4.09
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected option term for the three months ended March 31, 2024 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the life as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,162,109	$6.63
Granted	770,039	0.39
Forfeited	(110,544)	15.19
Outstanding as of March 31, 2024	1,821,604	3.48

Options vested and exercisable as of March 31, 2024	615,633	$7.14
As of March 31, 2024, there was $2.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to employees and directors under the Plans. These costs are expected to be recognized over a weighted-average period of approximately 2.82 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	120,637	$13.06
Vested and settled	(104)	325.80
Forfeited	(3,514)	196.49
Non-vested at March 31, 2024	117,019	7.27

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2024, there was $0.6 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.42 years.
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	114,243,865	$0.63
Granted	136,163,668	0.36
Exercised	(5,482,398)	0.10
Cancelled	(57,666,666)	0.85
Outstanding as of March 31, 2024	187,258,469	0.38
Warrants exercisable as of March 31, 2024	187,258,469	0.38
The number of shares of the Company's common stock subject to warrants granted and cancelled as presented in the table above give effect to the adjustment to the exercise price of Public Offering Warrants and Private Placement Warrants (as such terms are defined in Note 10 below) pursuant to the waivers entered into by each holder of such warrants (discussed in Note 10 below). In accordance with the terms of such waivers, on March 28, 2024, the exercise price per share of all outstanding Public Offering Warrants and Private Placement Warrants was reduced to $0.36 and simultaneously, the number of shares of common stock issuable upon exercise was increased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, was equal to the aggregate exercise price before the adjustment in the exercise price.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Three Months Ended March 31, 2024
Volatility	98%
Risk-free interest rate	4.21%
Expected life (in years)	4.73
Dividend yield	0%

Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or finance leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont, Illinois lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada office is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms. The Company had no finance leases during the three months ended and as of March 31, 2024 and December 31, 2023.

In April 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced in June 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the condensed consolidated statement of operations for the three months ended March 31, 2023.
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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	March 31, 2024	December 31, 2023
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$183	$195
Total lease assets		$183	$195
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$59	$56
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	151	166
Total lease liabilities		$210	$222

	Three Months Ended March 31,
Condensed Consolidated Statements of Operations	2024	2023
Operating lease expense	$20	$87
Short-term lease rent expense	1	1
Variable lease expense	—	15
Operating sublease income	—	(65)
Total rent expense	$21	$38
Finance lease expense
Amortization of leased assets	$—	$25
Interest on lease liabilities	—	2
Total	$—	$27

	Three Months Ended March 31,
Condensed Consolidated Statements of Cash Flows	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$21	$145
Financing cash flows from finance leases	—	50
Other
Cash received for operating sublease	—	97

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Other Information	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years)
Operating leases	2.9	3.2
Weighted-average discount rate (%)
Operating leases	16.25%	16.25%
Finance leases	—	15.15%
The following table sets forth maturities of our lease liabilities (in thousands):

Operating Leases	At March 31, 2024
Remainder of 2024	$66
2025	90
2026	93
2027	16
Total lease payments	265
Less: imputed interest	(55)
Present value of lease liabilities	210
Less: current portion	(59)
Lease liabilities, non-current	$151

Note 10. Debt

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. The Original Keep Well Agreement was amended on each of August 12, 2022 (the “First Amendment”), November 19, 2022 (the “Second Amendment”), December 30, 2022 (the “Third Amendment”), June 23, 2023 (the “Fourth Amendment”), October 31, 2023 (the “Fifth Amendment”) and March 28, 2024 (the “Sixth Amendment”). The Company refers to the Original Keep Well Agreement as amended to date as the “Keep Well Agreement” and to Acuitas Capital, together with its affiliates and any of its transferees under the Keep Well Agreement, as “Acuitas.”

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

The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of March 31, 2024.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The Second Amendment, the Third Amendment and Fourth Amendment to the Keep Well Agreement

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable secured note issued under the Keep Well Agreement, the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, and (a) the minimum conversion price of the Keep Well Notes (as defined below) and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the reverse stock split discussed in Note 1 above.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

A “Qualified Financing” generally means any financing in which the Company issues or sells any of its equity securities for cash to one or more third party investors resulting in gross proceeds to the Company of at least $10.0 million exclusive of any amount invested by Acuitas in such financing. For a discussion regarding an amendment to the definition of Qualified Financing as well as investment of Escrowed Funds and conversion of Keep Well Notes, as described below, see "Fifth Amendment to Keep Well Agreement" below.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Fifth Amendment to Keep Well Agreement

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

Conversion of Keep Well Notes. Under the Fifth Amendment, if the Company completed a Qualified Financing, Acuitas agreed to convert into shares of the Company’s common stock the aggregate principal amount of the Keep Well Notes plus all accrued and unpaid interest thereon, minus (a) $7.0 million, minus (b) the principal amount of any Keep Well Notes purchased with funds from the Escrow Account prior to the closing of the Qualified Financing, if any, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); provided that if the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the Qualified Financing (the “Offering Price”) is less than the conversion price at which Keep Well Notes are converted, upon the effectiveness of the Fifth Amendment Stockholder Approval Matters (as defined below): (1) the Company would issue to Acuitas

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
such additional shares of common stock such that the total number of shares of common stock issued in respect of the Notes Conversion plus such additional shares of common stock would equal the number of shares that would have been issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price; and (2) the exercise price of the warrants issued to Acuitas in connection with the Notes Conversion (the “Conversion Warrants”) would be reduced to the Offering Price and the number of shares of common stock subject to the Conversion Warrants would be increased to the number of shares of common stock that would have been subject to the Conversion Warrants if the Keep Well Notes were converted at a conversion price equal to the Offering Price.

Private Placement. In lieu of the provisions set forth in the Fourth Amendment concerning the investment of Escrowed Funds in the offering that constitutes a Qualified Financing, the Fifth Amendment provided that if an offering constituted a Qualified Financing, the Company and Acuitas will immediately prior to, or simultaneously with the closing of such offering, consummate a private placement (the “Private Placement”) of $11.0 million of an unregistered pre-funded warrant to purchase shares of the Company’s common stock (the “Private Placement Pre-Funded Warrant”) and an unregistered warrant to purchase shares of the Company’s common stock (the “Private Placement Warrant,” and together with the Private Placement Pre-Funded Warrant, the “Private Placement Securities”). The consideration for the Private Placement Securities purchased by Acuitas would consist of (a) the Escrowed Funds then held in the Escrow Account, and (b) a reduction of the aggregate amounts outstanding under the Keep Well Notes (after giving effect to the Notes Conversion) to $2.0 million (the senior secured convertible promissory note evidencing such $2.0 million, the “Surviving Note”). Each Private Placement Pre-Funded Warrant would be sold together with two Private Placement Warrants with each Private Placement Warrant exercisable for one share of our common stock.

Surviving Note. Under the Fifth Amendment, the maturity date of the Surviving Note was extended from September 30, 2024 to May 14, 2026, which date is two years and six months after the closing date of the offering that constituted a Qualified Financing, unless the Surviving Note becomes due and payable in full earlier, whether by acceleration or otherwise. In addition, if the Offering Price is lower than $0.90, then, subject to the effectiveness of the Fifth Amendment Stockholder Approval Matters, the $0.90 floor on the conversion price of the Surviving Note would be replaced with the Offering Price. On December 20, 2023, upon the effectiveness of the Fifth Amendment Stockholder Approval Matters, the $0.90 conversion price of the Surviving Note was replaced with $0.60, the Public Offering Price, discussed below.

Stockholder Approval. Under the Fifth Amendment, among other things, the Company was required to seek stockholder approval in accordance with the Nasdaq listing rules of (A) the issuance of the shares of the Company’s common stock issuable upon exercise of (x) the warrants and the pre-funded warrants sold in the offering that constitutes a Qualified Financing and (y) the Private Placement Securities that, in the aggregate for clauses (x) and (y) above, are in excess of the maximum number of shares of the Company’s common stock permitted to be issued without such approval under Nasdaq’s listing rules (which amount is equal to 19.99% of the total number of shares of the Company’s common stock outstanding immediately following the Notes Conversion and immediately prior to the closing of the offering that constitutes a Qualified Financing and/or the Private Placement), (B) the amendment to the conversion price of the Surviving Note described above, and (C) any other terms of the offering that constitutes a Qualified Financing, the Private Placement and/or the Fifth Amendment that require approval of the Company’s stockholders under Nasdaq’s listing rules (collectively, the “Fifth Amendment Stockholder Approval Matters”).

Support Agreement. In connection with entering into the Fifth Amendment, on October 31, 2023, the Company and Acuitas entered into a support agreement pursuant to which Acuitas has agreed to vote the shares of the Company's common stock it beneficially owns in favor of the Fifth Amendment Stockholder Approval Matters.

Public Offering, Private Placement and Notes Conversion

On November 14, 2023, the Company completed a public offering (the “Public Offering”). In the Public Offering, the Company issued (a) 4,592,068 shares of its common stock and 9,184,136 warrants to purchase up to 9,184,136 shares of its common stock at a combined public offering price of $0.60 per share of common stock and accompanying warrants (the “Public Offering Price”), and (b) 5,907,932 pre-funded warrants to purchase up to 5,907,932 shares of its common stock (the “Public Offering Pre-Funded Warrants”) and 11,815,864 warrants to purchase up to 11,815,864 shares of its common stock at a combined public offering price of $0.5999 per Public Offering Pre-Funded Warrant and accompanying warrants, which represents the per share public offering price for the common stock and accompanying warrants less the $0.0001 per share exercise price for each Public Offering Pre-Funded Warrant. The Company refers to the warrants sold in the Public Offering accompanying the shares of common stock and the warrants accompanying the Public Offering Pre-Funded Warrants as the “Public Offering Warrants.” The Company received gross proceeds of $6.3 million from the Public Offering, and therefore the Public Offering constituted a Qualified Financing. Total net proceeds was approximately $5.3 million (net of approximately $1.0 million of offering related

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
fees and expenses, not including the placement fee payable relating to the Private Placement discussed below). The Public Offering Warrants had an initial exercise price of $0.85 per share, subject to adjustment. The exercisability of the Public Offering Warrants was subject to the effectiveness of the Fifth Amendment Stockholder Approval Matters, and expire five years from the effectiveness thereof.

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

On November 15, 2023, Acuitas, who owned a majority of the outstanding shares of the Company’s common stock as of that date, executed and delivered to the Company a written consent approving the Fifth Amendment Stockholder Approval Matters. The Company filed an information statement regarding the Fifth Amendment Stockholder Approval Matters with the SEC on November 30, 2023 and mailed such information statement to the holders of its common stock. The actions approved by such consent became effective on December 20, 2023.

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

Sixth Amendment to Keep Well Agreement

Issuance of Demand Notes and Warrants. Under the Sixth Amendment, and in connection with the execution of the Sixth Amendment, on April 1, 2024, the Company shall issue and sell to Acuitas, and Acuitas shall purchase from the Company, a senior secured convertible promissory note (a “Demand Note”), with a principal amount of $1.5 million (the “Initial Demand Note”) (see discussion in Note 14 below). Also, under the Sixth Amendment, in Acuitas’ sole discretion, Acuitas may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $13.5 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment (see Note 14 below). The terms of the Demand Notes are substantially similar to the Surviving Note, except the amounts due under the Demand Notes are payable upon demand of the holder. Unless and until the effective date of the Sixth Amendment Stockholder Approval (as defined below) occurs (such effective date, the “Sixth Amendment Stockholder Approval Effective Date”), the Company will not issue any shares of its common stock in connection with the conversion of any Demand Note.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In connection with each Demand Note purchased by Acuitas from the Company (including the Initial Demand Note), and subject to the Sixth Amendment Stockholder Approval Effective Date occurring, the Company will issue to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) a warrant (“Demand Warrant”) to purchase such number of shares of the Company’s common stock that results in 200% warrant coverage. Each Demand Warrant will have a term of five years. The initial exercise price of each Demand Warrant will be (a) in the case of the Demand Warrant issued in connection with the Initial Demand Note and in respect of the next $3.0 million of principal amount of Demand Notes purchased by Acuitas, the lesser of (i) $0.3442 (after giving effect to the reduction of the exercise price of the Public Offering Warrants and Private Placement Warrant (collectively, the “November 2023 Warrants”) that occurred on April 5, 2024 described below) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $0.12, and (b) in the case of the Demand Warrants issued in connection with any subsequent Demand Notes, the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company, which initial exercise price will, in each case of clauses (a) and (b) above, be subject to further adjustment in accordance with the terms of the Demand Warrant and the Sixth Amendment. The terms of the Demand Warrants will be substantially similar to the terms of the November 2023 Warrants. See “Warrant Adjustment Provisions,” below.

The Company will not issue any Demand Warrant unless and until the Sixth Amendment Stockholder Approval Effective Date occurs, and promptly as practicable following such date, the Company will issue each Demand Warrant that would have been issued through and including such date.

Replacement of Keep Well Warrants. Following the Sixth Amendment Stockholder Approval Effective Date, the Company will issue to each holder of each warrant to purchase shares of the Company’s common stock issued under the Existing Keep Well Agreement outstanding as of the Sixth Amendment Stockholder Approval Effective Date (any such warrant, a “Replaced Keep Well Warrant”), in exchange therefor, a warrant to purchase shares of the Company’s common stock (a “New Keep Well Warrant”) substantially in the form of the Demand Warrant, and each Replaced Keep Well Warrant will be deemed automatically cancelled. Each New Keep Well Warrant will (a) have the same issuance date as the Replaced Keep Well Warrant in respect of which it was issued, (b) a term of five years from the original issuance date of the Replaced Keep Well Warrant in respect of which it was issued, and (c) an initial exercise price equal to $0.3442 (after giving effect to the reduction of the exercise price of the November 2023 Warrants that occurred on April 5, 2024 described below), which will be subject to further adjustment in accordance with its terms and the terms of the Sixth Amendment.

Surviving Note. Effective as of the Sixth Amendment Stockholder Approval Effective Date, the conversion price of the Surviving Note will become equal to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on the Exchange on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, which will be subject to further adjustment in accordance with its terms.

Sixth Amendment Stockholder Approval. The Company was required to seek stockholder approval (the “Sixth Amendment Stockholder Approval”) in accordance with the Nasdaq listing rules of (a) the issuance of the (x) Demand Warrants, (y) the New Keep Well Warrants and (z) the Demand Notes, (b) the issuance of the shares of the Company’s common stock upon exercise or conversion, as applicable, of the Demand Warrants, the New Keep Well Warrants, and the Demand Notes, and (c) any other terms of the Sixth Amendment that require approval of the Company’s stockholders under the Nasdaq listing rules. See Note 14 below.

Waivers by Holders of Outstanding Warrants

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

In addition, pursuant to the Public Offering Investor Waivers, the holders of the Public Offering Warrants agreed to the following adjustments to the exercise price of the Public Offering Warrants then in effect (in lieu of the adjustments that would otherwise be made in accordance with the terms of the Public Offering Warrants) in connection with the Sixth Amendment and the transactions contemplated thereby: (i) the exercise price was reduced to $0.36 per share at the time the Company entered into the Sixth Amendment; (ii) if $0.36 was greater than the lowest volume weighted average price (“VWAP”) of the Company’s common stock on any trading day during the five trading day period immediately following the public announcement of the

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Company entering into the Sixth Amendment (the “Restricted Transaction Measuring Period”), then the exercise price per share would be further reduced to the lowest VWAP on any trading day during the Restricted Transaction Measuring Period; and (iii) if any senior secured promissory note issued under the Keep Well Agreement is converted into shares of the Company’s common stock at a conversion price per share less than the exercise price per share of the Public Offering Warrants then in effect, after giving effect to the preceding clauses (i) and (ii) and any adjustments pursuant to the terms of the Public Offering Warrant (other than Section 3(b) thereof), then the exercise price will be further reduced to such conversion price at such time of such conversion. Also on March 28, 2024, the Company and Humanitario entered into a waiver and agreement (the “Private Placement Investor Waiver” and together with the Public Offering Investors Waivers, the “Investor Waivers”) pursuant to which, among other things, Humanitario agreed to the adjustments to the exercise price of the Private Placement Warrant then in effect as described above for the Public Offering Warrants (in lieu of the adjustments that would otherwise be made in accordance with the terms of such warrant) in connection with the Sixth Amendment and the transactions contemplated thereby.

In order to enter into the Sixth Amendment, as described above, the Company and the holders of the Public Offering Warrants and Private Placement Warrants agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrants, as described above. The Company deemed this modification of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.5 million as an other long-term asset included in "Other assets" on the Company's condensed consolidated balance sheet as of March 31, 2024 as there has been no issuance of the demand notes as of March 31, 2024.

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period was $0.3442 (the five trading day ended on April 5, 2024). Accordingly, the exercise price of the Public Offering Warrants and the Private Placement Warrant (collectively, the “November 2023 Warrants”) was reduced to, and currently is, $0.3442 per share, which is subject to further adjustment in accordance with the terms of the Investor Waivers and the November 2023 Warrants.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

At March 31, 2024, a total of $2.2 million, which includes $0.2 million of accrued paid-in-kind interest, was outstanding on a Keep Well Note. The Keep Well Note accrues interest based on the adjusted term SOFR for each interest period. At March 31, 2024, the effective weighted average interest rate for the Keep Well Notes was 21.08%.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The net carrying amounts of the liability components consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Principal	$2,168	$2,057
Less: debt discount	(551)	(590)
Net carrying amount	$1,617	$1,467
The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement (in thousands):

	Three Months Ended March 31,
	2024	2023
Contractual interest expense	$112	$848
Accretion of debt discount	39	521
Total interest expense	$151	$1,369

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
Other

During August and November 2023, the Company financed a total of $2.1 million of its insurance premiums at annual weighted average effective rate of 8.7%, payable in 9 to 11 equal monthly installments and down payments totaling $0.4 million. At March 31, 2024 and December 31, 2023, there was $0.9 million and $1.4 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of March 31, 2024
	Level I	Level II	Level III	Total
Warrant liabilities (1)	$—	$—	$10	$10
Total liabilities	$—	$—	$10	$10

	Balance as of December 31, 2023
	Level I	Level II	Level III	Total
Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (1)	—	—	8	8
Total liabilities	$—	$—	$72	$72
___________________
(1) Relates to warrants issued in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., executed on March 8, 2022, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of March 31, 2024 and December 31, 2023.
(2) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of December 31, 2023.

Financial instruments classified as Level III in the fair value hierarchy as of March 31, 2024 and December 31, 2023 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to warrants issued in connection with an amendment to our Note Purchase Agreement dated September 24, 2019, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2023	$64
Settlement of contingent consideration	(64)
Balance as of March 31, 2024	$—

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The $0.1 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of December 31, 2023. In January 2024, the Company issued 1,238 shares of common stock, representing full settlement of the contingent consideration liability.
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2023	$8
Loss on change in fair value of warrant liabilities	2
Balance as of March 31, 2024	$10
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

March 31, 2024
Volatility	100.0%
Risk-free interest rate	4.40%
Weighted average expected life (in years)	2.52
Dividend yield	0%

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	March 31, 2024	December 31, 2023
Cash	$1,562	$1,433
Unbilled receivables	83	85
Prepaid and other current assets	31	45
Total assets	$1,676	$1,563

Accrued liabilities	$31	$52
Deferred revenue	62	64
Payables to Ontrak	2,186	2,281
Total liabilities	$2,279	$2,397

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

Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) adds Jonathan Mayhew as a defendant; (2) expands the purported class period to August 5, 2020 through August 19, 2021; and (3) now includes allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. On February 2, 2024, the Court issued an order granting the Company’s motion to dismiss in its entirety and providing lead plaintiff leave to amend. On March 5, 2024, lead plaintiff filed its Third Amended Complaint, which asserts the same claims, against the same defendants for the same purported class period. On March 19, 2024, the Company filed its motion to dismiss the Third Amended Complaint. That motion is now fully briefed and has been taken under submission by the Court. The Company believes that the allegations lack merit and intends to defend against the action vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022, the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. On February 14, 2024, the parties in Consolidated Derivative Action stipulated to an extension of the stay pending a ruling on Ontrak’s anticipated motion to dismiss the forthcoming amended complaint filed by lead plaintiff in the Consolidated Class Action. On April 8, 2024, the parties in the Vega action did the same. On January 25, 2024, another purported stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Dutkiewicz v. Acuitas Group Holdings LLC (“Acuitas”), Case No. 2024-0068, alleging breach of fiduciary duty under Brophy and unjust enrichment against Acuitas and Terren S. Peizer and breach of fiduciary duties generally against Acuitas, Terren S. Peizer, Brandon H. LaVerne, Jonathan Mayhew, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, Katherine Quinn and Robert Newton. Ontrak’s response date to this new derivative complaint is not yet set. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Note 14. Subsequent Events

Issuance of Demand Notes

Under the Sixth Amendment, on April 5, 2024, the Company issued and sold to Acuitas, and Acuitas purchased from the Company, the Initial Demand Note with a principal amount of $1.5 million. On May 8, 2024, the Company issued and sold to Acuitas, and Acuitas purchased from the Company, another Demand Note with a principal amount of $1.5 million. As of the filing date of this report, under the Sixth Amendment, in Acuitas’ sole discretion, Acuitas may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $12.0 million in principal amount of Demand Notes, at such time and in such principal amounts as specified in the Sixth Amendment.

Sixth Amendment Stockholder Approval

On April 22, 2024, the Company obtained the Sixth Amendment Stockholder Approval (discussed in Note 10 above) by written consent or consents signed by the holders of outstanding shares of the Company’s common stock having not less than the minimum number of votes that would be necessary to authorize or take the applicable actions at a meeting at which all shares entitled to vote thereon were present and voted. Following receipt of the Sixth Amendment Stockholder Approval, on May 1, 2024, the Company filed with the SEC a preliminary information statement related to the Sixth Amendment Stockholder Approval, and on May 13, 2024, the Company mailed a definitive information statement to the Company’s stockholders in accordance with SEC rules. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporate actions approved by the consent of stockholders may be taken. Accordingly, the effectiveness of the stockholder approval of the corporate actions approved by the Sixth Amendment Stockholder Approval will be 20 calendar days after the date on which definitive information statement was first sent or given to the Company’s stockholders, or June 2, 2024.

Exercise of Public Offering Warrants

From April 1, 2024 through the filing date of this report, the Company received a total of $1.4 million of cash proceeds from the exercise of Public Offering Warrants by certain holders thereof for a total of 4,016,664 shares of the Company's common stock.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the condensed consolidated financial statements, including the related notes, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from these forward-looking statements as a result of certain factors. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Quarterly Report on Form 10-Q, including those set forth in the sections of this Quarterly Report on Form 10-Q titled “Risk Factors” and in the risk factors disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (“2023 10-K”).
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements, including, without limitation, those relating to our future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2023 10-K and other reports that we file with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Our actual results may differ materially from those discussed due to such risks, uncertainties and assumptions. New risks emerge from time to time, and it is not possible for us to predict which new risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We caution you not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.
All references to “Ontrak,” “Ontrak, Inc.,” “we,” “us,” “our” or the “Company” mean Ontrak, Inc., its wholly-owned subsidiaries and variable interest entities, except where it is made clear that the term means only the parent company.

OVERVIEW
General
Ontrak was founded with a passion for engaging with and helping improve the health and save the lives of anyone impacted by behavioral health conditions through our Wholehealth+ solution. We are an AI-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. Our technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of our personalized care program. Our program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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
Recent Developments
Sixth Amendment to Keep Well Agreement

On March 28, 2024, the Company and Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, “Acuitas”) entered into an amendment (the “Sixth Amendment”) to the Master Note Purchase Agreement (as amended through and including the Sixth Amendment, the “Keep Well Agreement”). For more information, see Notes 10 and 14 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Waivers by Holders of Outstanding Warrants

Also on March 28, 2024, the Company and each holder of warrants the Company issued in a public offering and in a private placement completed in November 2023 entered into a waiver and consent agreement, pursuant to which such holder agreed to the adjustments to the exercise price of their warrants then in effect. For more information, see Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Customer Notification, Reduction in Workforce and Restructuring

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

In February 2024, approximately 21% of our employee positions were eliminated, which is expected to result in a reduction of annual compensation costs of approximately $2.0 million, and we incurred approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees. The headcount reductions were completed during March and April 2024. For more information regarding restructuring, severance and related costs, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
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

	Three Months Ended March 31,
(In thousands, except for outreach pool and percentages)	2024	2023	Change $	Change %
Revenue	$2,680	$2,529	$151	6%
Cash flow from operations	(3,259)	(4,953)	1,694	(34)

	At March 31,
	2024	2023	Change	Change %
Effective outreach pool	5,057	8,865	(3,808)	(43)%

Our revenue for the three months ended March 31, 2024 was $2.7 million compared to $2.5 million for the same period in 2023. The increase in our revenue in the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in total average enrolled members during the three months ended March 31, 2024, partially offset by a decrease in revenue related to the customer who gave notice in October 2023 of its intent not to continue using our services after February 2024.

Our cash flow from operations for the three months ended March 31, 2024 was $(3.3) million compared to $(5.0) million for the same period in 2023. The improvement in our cash flow from operations during the three months ended March 31, 2024 as compared to the same period in 2023 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reduction in 2023 as well as cost optimization initiatives we implemented.

Our effective outreach pool at March 31, 2024 was 5,057 compared to 8,865 at March 31, 2023. The decrease in our effective outreach pool was primarily related to a health plan customer informing us in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in our effective outreach pool related to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members. In addition, in February 2024, we announced the expansion of our program to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast. In March 2024, we announced a continuing expansion of our strategic partnership with the same health plan customer to offer our program to eligible self-insured groups. The expanded partnership initially represented a more than 6.5 times increase in the number of this customer's members who are eligible for the Ontrak WholeHealth+ program. In May 2024, we announced the launch of a new customer agreement with a prominent regional Medicaid health plan for our Wholehealth+ and Ontrak Engage and Ontrak Access solutions upon obtainment of state approval. We expect that the Company's overall outreach pool of eligible members for our Wholehealth+ program will grow by approximately 10% with the addition of these new eligible members. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process and enhancing our offering, the effective outreach pool could continue to fluctuate in the near term.

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

One of our customer’s contracts includes a minimum guarantee aggregate invoices at agreed upon rates of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $0.5 million as of March 31, 2024, leaving $5.3 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue will be evaluated for recognition.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$2,680	$2,529
Cost of revenue	975	847
Gross profit	1,705	1,682

Operating expenses:
Research and development	1,078	1,644
Sales and marketing	532	990
General and administrative	4,078	5,818
Restructuring, severance and related costs	290	457
Total operating expenses	5,978	8,909
Operating loss	(4,273)	(7,227)

Other (expense) income, net	(2)	291
Interest expense, net	(183)	(1,394)
Loss before income taxes	(4,458)	(8,330)
Income tax expense	—	(20)
Net loss	$(4,458)	$(8,350)

Revenue
The mix of our revenue between commercial and government insured members can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change	Change %
Commercial revenue	$851	$883	$(32)	(4)%
Percentage of commercial revenue to total revenue	32%	35%	(3)%
Government revenue	$1,829	$1,646	$183	11%
Percentage of government revenue to total revenue	68%	65%	3%
Total revenue	$2,680	$2,529	$151	6%

Total revenue increased $0.2 million, or 6%, in the three months ended March 31, 2024 compared to the same period of 2023.
The percentage of our revenue from commercial customers decreased to 32% for the three months ended March 31, 2024 compared to 35% for the three months ended March 31, 2023. The percentage of our revenue from government customers increased to 68% for the three months ended March 31, 2024 compared to 65% for the three months ended March 31, 2023. The decrease in commercial revenue was primarily related to a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in commercial revenue for our other health plan customers. The increase in government revenue was primarily related to an increase in government revenue for a customer, partially offset by the decrease in government revenue related to a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change	Change %
Cost of revenue	$975	$847	$128	15%
Gross profit	1,705	1,682	23	1
Gross profit margin	64%	67%	(3)%

Cost of revenue increased $0.1 million, or 15%, in the three months ended March 31, 2024 compared to the same period of 2023. The increase in cost of revenue during the three months ended March 31, 2024 was primarily due to higher employee compensation and benefit costs, partially offset by a decrease in provider costs.

Gross profit increased by $0.02 million and gross profit margin decreased by 3% in the three months ended March 31, 2024 compared to the same period of 2023. The decrease in gross profit margin in the three months ended March 31, 2024 was primarily due to the effect of a higher increase in our cost of revenue relative to the increase in our revenue, as discussed above.
Operating Expenses

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change	Change %
Operating expenses:
Research and development	$1,078	$1,644	$(566)	(34)%
Sales and marketing	532	990	(458)	(46)
General and administrative	4,078	5,818	(1,740)	(30)
Restructuring, severance and related costs	290	457	(167)	(37)
Total operating expenses	$5,978	$8,909	$(2,931)	(33)

Operating loss	$(4,273)	$(7,227)	$2,954	(41)%

Total operating expenses decreased by $2.9 million, or 33%, in the three months ended March 31, 2024 compared to the same period in 2023. The decrease in operating expenses was primarily due to:

•a $0.6 million decrease in our research and development costs, which was primarily related to a $0.3 million decrease in amortization expense, a $0.2 million decrease in employee-related costs and a $0.1 million decrease in depreciation expense;
•a $0.5 million decrease in our sales and marketing costs, which was primarily related to a $0.5 million decrease in employee related cost in our sales and marketing department;
•a $1.7 million decrease in our general and administrative costs, which was primarily related to a $1.3 million decrease in legal costs, a $0.1 million decrease in employee-related costs, a $0.1 million decrease in software costs, a $0.1 million decrease in insurance related costs and a $0.1 million decrease in professional service costs; and
•a $0.2 million decrease in our restructuring, severance and related costs related to the workforce reduction implemented in February 2024 compared to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

Other (Expense) Income, net

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change $	Change %
Other (expense) income, net	$(2)	$291	$(293)	101%
Other expense, net for the three months ended March 31, 2024 was related to the loss on change in fair value of warrant liabilities. Other income, net for the three months ended March 31, 2023 consisted of a $0.5 million gain related to the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of lease termination related fees.
Interest Expense, net

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change $	Change %
Interest expense, net	$(183)	$(1,394)	$1,211	87%
The $1.2 million decrease in interest expense, net for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a lower average total outstanding loan balance during the three months ended March 31, 2024 and lower amount of accretion of debt discount to interest expense.
Income Tax Expense

	Three Months Ended March 31,
(In thousands, except percentages)	2024	2023	Change $	Change %
Income tax expense	$—	$(20)	$20	100%
Income tax expense of $0.02 million for the three months ended March 31, 2023 was primarily related to state income taxes.

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

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of March 31, 2024, our total cash was $6.4 million and we had working capital of approximately $5.7 million. For the three months ended March 31, 2024, our average monthly cash burn rate from operations was $1.1 million.

On March 28, 2024, the Company and Acuitas entered into the Sixth Amendment to the Keep Well Agreement. Under the Sixth Amendment, the Company may issue up to a total of $15.0 million of senior secured convertible promissory notes (each a “Demand Note”), with the initial note in the principal amount of $1.5 million issued on April 5, 2024 and another note in the principal amount of $1.5 million issued on May 8, 2024. Acuitas, in its sole discretion, may purchase from the Company, and the Company will issue and sell to Acuitas, up to an additional $12.0 million in principal amount of Demand Notes.

As of March 31, 2024, $2.2 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $5.3 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $3.0 million of which is payable upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.
In March 2023 and in February 2024, as part of the Company's continued cost saving measures to reduce its operating costs and to better align with its previously stated strategic initiatives, the Company implemented reductions in workforce and vendor cost optimization plans. The Company began realizing the full effect of these cost saving measures in 2023 and in 2024, including a decrease in the Company's operating costs and an improvement in the Company's average monthly cash flow from operations. These cost optimization plans were necessary to right size the Company's business commensurate with its then current customer base.

From April 1, 2024 through the filing date of this report, the Company received a total of $1.4 million of cash proceeds from the exercise of warrants by certain holders thereof and the Company issued a total of 4,016,664 shares of its common stock.
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

We will need additional capital to successfully execute our growth strategy. In addition to revenue from business operations, since April 2022, the Company's primary source of working capital has been borrowings under the Keep Well Agreement and raising capital in equity offerings. We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. There can be no assurance that other capital will be available when needed or that, if available, it will be obtained on terms favorable to us and our stockholders, that we will be successful in implementing cost optimization initiatives, or that we will be successful in executing our growth strategy. In addition, the Keep Well Agreement contains various financial and other covenants, and any non-compliance with those covenants could result in an acceleration of the repayment of the amounts outstanding thereunder. Furthermore, equity or debt financings may have a dilutive effect on the holdings of our existing stockholders, and debt financings may subject us to restrictive covenants, operational restrictions and security interests in our assets.
Regardless of our success in raising additional capital, we expect our cash on hand as of March 31, 2024, together with the $3.0 million we received in exchange for Demand Notes issued on April 5, 2024 and May 8, 2024, the $1.4 million of cash proceeds we received from the exercise of warrants since April 1, 2024 through the filing date of this report and the amount potentially available for borrowing under the Keep Well Agreement, will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash used in operating activities	$(3,259)	$(4,953)
Net cash used in investing activities	(37)	(25)
Net cash (used in) provided by financing activities	(5)	7,339
Net change in cash and restricted cash	$(3,301)	$2,361

Net cash used in operating activities during the three months ended March 31, 2024 was $3.3 million compared with $5.0 million during the same period in 2023. The year over year improvement in our cash flow from operations during the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from a strategic headcount reduction in March 2023 and vendor cost optimization plans.
Net cash used in investing activities was $0.04 million for the three months ended March 31, 2024 compared with $0.03 million in the same period of 2023. The $0.04 million and $0.03 million of net cash used in investing activities for the three months ended March 31, 2024 and 2023, respectively, was related to capitalized software development costs.

Net cash used in financing activities was $0.005 million for the three months ended March 31, 2024 compared with $7.3 million of net cash provided by financing activities for the three months ended March 31, 2023. The $0.005 million of net cash used in financing activities for the three months ended March 31, 2024 was primarily related to $0.5 million of financed insurance premium payments, partially offset by $0.5 million of proceeds from exercises of warrants. The $7.3 million of net cash provided by financing activities for the three months ended March 31, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement, partially offset by $0.6 million of financed insurance premium payments.

As a result of the above, our total cash was $6.4 million as of March 31, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2023 Form 10-K and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2023 Form 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the 2023 Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.     Risk Factors

In evaluating us and our securities, we urge you to carefully consider the risks, uncertainties and other information in this report, as well as the risk factors disclosed in Item 1A to Part I of the 2023 10-K. Any of the risks discussed in this report or any of the risk factors disclosed in Item 1A to Part I of the 2023 10-K, as well as additional risks and uncertainties not currently known to us or that we currently deem immaterial, could materially and adversely affect our results of operations or financial condition. If any of these risks occur, our business, results of operations and financial condition could be harmed, the price of our securities could decline, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements contained in this report. Except as discussed below, there have been no material changes from the risk factors disclosed in Item 1A to Part I of the 2023 10-K.

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

On October 13, 2023, we received a letter from the Nasdaq Staff indicating that we no longer meet the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) because the closing bid price for our common stock was less than $1.00 for the previous 30 consecutive business days. The letter had no immediate effect on the listing of our common stock on The Nasdaq Capital Market. Under Nasdaq listing rules, we had a 180-calendar day period, or until April 10, 2024, to regain compliance with the Minimum Bid Price Rule.

On April 11, 2024, we received a letter from the Nasdaq Staff notifying us that we had not regained compliance with the Minimum Bid Price Rule by April 10, 2024, and that we are not eligible for an additional 180-calendar day period within which to regain compliance because we do not meet the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. The letter also stated that, unless we requested an appeal by April 18, 2024, our common stock would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on April 22, 2024, and a Form 25-NSE would be filed with the SEC, which would remove our common stock from listing and registration on The Nasdaq Stock Market.

The Nasdaq Staff made its determination based upon our most recent public filings as of April 11, 2024. However, as disclosed in our 2023 10-K, our stockholders’ equity as of December 31, 2023 was in excess of the minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market. Accordingly, we believe we are eligible for an additional 180-calendar day period from April 10, 2024 within which to regain compliance with the Minimum Bid Price Rule. We would regain compliance with the Minimum Bid Price Rule if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the additional 180-calendar day period, unless Nasdaq exercises its discretion to extend such 10-day period. We have notified Nasdaq that if necessary, we intend to cure the non-compliance with the Minimum Bid Price Rule during such additional 180-calendar day period by implementing a reverse stock split in sufficient time to evidence a closing bid price of our common stock of at least $1.00 per share for a minimum of ten consecutive business days prior to the expiration of such 180-day period.

We timely requested a hearing to the Nasdaq Hearings Panel (the “Panel”) to appeal the Nasdaq Staff’s determination to delist our common stock. That request stayed the delisting and suspension of our common stock pending the decision of the Panel. At the hearing, we intend to present our views concerning our eligibility for the additional 180-calendar day period to regain compliance with the Minimum Bid Price Rule and our plans for regaining compliance, which would include implementing a reverse stock split if necessary as described above. There can be no assurance that we will be granted an additional 180-calendar day period within which to regain compliance, or, if such an extension period is granted, that we will be able to evidence compliance with the Minimum Bid Price Rule before the extension period expires.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on the Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of the filing of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, was approximately $5.3 million. Mr. Peizer owns and controls Acuitas and, on March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. Nasdaq has requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

In connection with (a) the Public Offering and the Private Placement and the securities issuable in connection with the conversion of the senior secured convertible notes effected in the Notes Conversion and (b) the Sixth Amendment, we submitted listing of additional shares applications to Nasdaq in accordance with Nasdaq listing rules. Current Staff practice is not to accept or reject listing of additional shares applications before the closing of a public or private offering. We believe that the issuances of securities in the Public Offering, in the Private Placement, in connection with the Notes Conversion and in connection with the Sixth Amendment are all compliant with Nasdaq listing rules. However, Nasdaq could assert that as a result of one or more of these securities issuances, we are not in compliance with Nasdaq listing rules. For example, Nasdaq could assert that the exercise price reset and share adjustment provisions in the Public Offering Warrants, in the Private Placement Warrant, in the Demand Warrants and/or the New Keep Well Warrants mandate a delisting determination unless such provisions are modified. Should that occur, we would need to obtain (1) with respect to the Public Offering Warrants, the consent of the holders of Public Offering Warrants representing at least a majority of the shares of common stock underlying the Public Offering Warrants then outstanding and each investor in the Public Offering who purchased at least $1.75 million of securities at the closing of the offering, and (2) with respect to the Private Placement Warrant, the Demand Warrants and the New Keep Well Warrants, the consent of Acuitas, for any modifications. The failure to obtain such consent(s) could result in the delisting of our common stock.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
All sales of unregistered securities during the three months ended March 31, 2024 were previously disclosed in the Company's Annual Report on Form 10-K or Current Report on Form 8-K.

Item 3.    Defaults Upon Senior Securities
Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board of Directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $19.8 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 6 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

(a) None.

(b) None.

(c) During the period from January 1, 2024 to March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description
4.1
Form of Demand Note (attached as Exhibit A to the Sixth Amendment to Master Note Purchase Agreement), incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed with the SEC on March 28, 2024.

4.2
Form of Demand Warrant and New Keep Well Warrant (attached as Exhibit B to the Sixth Amendment to Master Note Purchase Agreement), incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed with the SEC on March 28, 2024.

10.1
Sixth Amendment to Master Note Purchase Agreement, dated as of March 28, 2024, by and between Ontrak, Inc., certain of its subsidiaries as party thereto as guarantors, and Acuitas Capital LLC, as purchaser and U.S. Bank Trust Company, National Association, as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 28, 2024).

10.2
Form of Waiver and Consent Agreement, dated as of March 28, 2024, by the party thereto in favor of Ontrak, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Form 8-K filed with the SEC on March 28, 2024).

10.3
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

ONTRAK, INC.

Date: May 15, 2024	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)