Form 10-Q
period 2024-06-30
Ontrak, Inc.
filed 2024-08-14
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
Commission File Number 001-31932
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of August 9, 2024, there were 47,967,746 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash	$7,292	$9,701
Receivables, net	946	—
Unbilled receivables	385	207
Deferred costs	138	128
Prepaid expenses and other current assets	2,358	2,743
Total current assets	11,119	12,779
Long-term assets:
Property and equipment, net	583	913
Goodwill	5,713	5,713
Intangible assets, net	—	99
Other assets	7,689	147
Operating lease right-of-use assets	171	195
Total assets	$25,275	$19,846
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$224	$563
Accrued compensation and benefits	415	442
Deferred revenue	58	97
Current portion of operating lease liabilities	62	56
Other accrued liabilities	2,297	2,784
Total current liabilities	3,056	3,942
Long-term liabilities:
Long-term debt, net	6,672	1,467
Long-term operating lease liabilities	134	166
Total liabilities	9,862	5,575
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 47,967,725 and 38,466,979 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	500,814	484,926
Accumulated deficit	(485,408)	(470,661)
Total stockholders' equity	15,413	14,271
Total liabilities and stockholders' equity	$25,275	$19,846
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,451	$2,960	$5,131	$5,489
Cost of revenue	844	804	1,819	1,651
Gross profit	1,607	2,156	3,312	3,838

Operating expenses:
Research and development	1,026	1,537	2,104	3,181
Sales and marketing	691	837	1,223	1,827
General and administrative	3,937	4,410	8,015	10,228
Restructuring, severance and related costs	—	—	290	457
Total operating expenses	5,654	6,784	11,632	15,693
Operating loss	(4,047)	(4,628)	(8,320)	(11,855)

Other income (expense), net	5	(5)	3	286
Debt issuance costs (Note 10)	(5,921)	—	(5,921)	—
Interest expense, net	(326)	(2,223)	(509)	(3,617)
Loss before income taxes	(10,289)	(6,856)	(14,747)	(15,186)
Income tax benefit, net	—	100	—	80
Net loss	(10,289)	(6,756)	(14,747)	(15,106)
Dividends on preferred stock - undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(12,527)	$(8,994)	$(19,224)	$(19,583)

Net loss per common share, basic and diluted	$(0.19)	$(1.84)	$(0.30)	$(4.09)

Weighted-average common shares outstanding, basic and diluted	66,141	4,887	63,512	4,787

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	3,770,265	$—	43,950,678	$7	$496,359	$(475,119)	$21,247
Public Offering Warrants exercised	—	—	4,016,664	—	1,441	—	1,441
Demand Warrants issued	—	—	—	—	2,659	—	2,659
Loss on extinguishment of debt with related party	—	—	—	—	(521)	—	(521)
Warrants issued in debt financing, adjusted for repricing	—	—	—	—	278	—	278
Debt issuance costs	—	—	—	—	156	—	156
Restricted stock units vested, net	—	—	383	—	—	—	—
Stock-based compensation expense	—	—	—	—	442	—	442
Net loss	—	—	—	—	—	(10,289)	(10,289)
Balance at June 30, 2024	3,770,265	$—	47,967,725	$7	$500,814	$(485,408)	$15,413

Balance at March 31, 2023	3,770,265	$—	4,886,708	$3	$457,708	$(451,091)	$6,620
Restricted stock units vested, net	—	—	1,166	—	—	—	—
Stock-based compensation expense	—	—	—	—	892	—	892
Net loss	—	—	—	—	—	(6,756)	(6,756)
Balance at June 30, 2023	3,770,265	$—	4,887,874	$3	$458,600	$(457,847)	$756

Balance at December 31, 2023	3,770,265	$—	38,466,979	$6	$484,926	$(470,661)	$14,271
Debt issuance costs	—	—	—	—	10,651	—	10,651
Common stock issued relating to settlement of contingent consideration	—	—	1,238	—	64	—	64
Pre-Funded Warrants exercised	—	—	4,032,398	1	—	—	1
Public Offering Warrants exercised	—	—	5,466,664	—	1,963	—	1,963
Demand Warrants issued	—	—	—	—	2,659	—	2,659
Loss on extinguishment of debt with related party	—	—	—	—	(521)	—	(521)
Warrants issued in debt financing, adjusted for repricing	—	—	—	—	278	—	278
Restricted stock units vested, net	—	—	446	—	—	—	—
Stock-based compensation expense	—	—	—	—	794	—	794
Net loss	—	—	—	—	—	(14,747)	(14,747)
Balance at June 30, 2024	3,770,265	$—	47,967,725	$7	$500,814	$(485,408)	$15,413

Balance at December 31, 2022	3,770,265	$—	4,527,914	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	339,689	—	—	—	—
Warrants issued in connection with Keep Well Notes	—	—	—	—	10,797	—	10,797
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	1,374	—	(2)	—	(2)
401(k) employer match	—	—	18,897	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,543	—	1,543
Net loss	—	—	—	—	—	(15,106)	(15,106)
Balance at June 30, 2023	3,770,265	$—	4,887,874	$3	$458,600	$(457,847)	$756

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(14,747)	$(15,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	794	1,543
Paid-in-kind interest expense	377	1,936
Gain on termination of operating lease	—	(471)
Depreciation expense	409	590
Amortization expense	208	2,382
Change in fair value of warrant liability	(4)	12
Debt issuance costs expensed related to Demand Notes	3,262	—
Demand Warrants expensed related to Demand Notes	2,659	—
Changes in operating assets and liabilities:
Receivables	(946)	691
Unbilled receivables	(178)	89
Prepaid expenses and other assets	221	326
Accounts payable	(339)	(371)
Deferred revenue	(39)	(18)
Leases liabilities	(26)	(142)
Other accrued liabilities	620	(1,529)
Net cash used in operating activities	(7,729)	(10,068)
Cash flows from investing activities
Purchase of property and equipment	(74)	(123)
Net cash used in investing activities	(74)	(123)
Cash flows from financing activities
Proceeds from Demand Notes	4,500	—
Proceeds from Keep Well Notes	—	8,000
Proceeds from warrants exercised	1,963	—
Proceeds from Keep Well Agreement held in escrow	—	4,000
Debt issuance costs	—	(98)
Finance lease obligations	—	(100)
Financed insurance premium payments	(1,069)	(1,228)
Payment of taxes related to net-settled stock awards	—	(2)
Net cash provided by financing activities	5,394	10,572
Net change in cash and restricted cash	(2,409)	381
Cash and restricted cash at beginning of period	9,701	9,713
Cash and restricted cash at end of period	$7,292	$10,094

Supplemental disclosure of cash flow information:
Interest paid	$48	$45
Income taxes paid	5	3
Non-cash financing and investing activities:
Debt issuance costs	$10,651	$85
Warrants issued in connection with Demand Notes	2,659	—
Warrants issued in connection with Keep Well Notes	—	10,797

Loss on extinguishment of debt with related party	521	2,153
Finance lease and accrued purchases of property and equipment	4	28
Common stock issued to settle contingent consideration	64	—

See notes to condensed consolidated financial statements.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Organization
Company Overview
Ontrak, Inc. (“Ontrak,” “Company,” “we,” “us” or “our”) is an AI-powered and technology-enabled behavioral healthcare company, whose mission is to help improve the health and save the lives of as many people as possible. The Company's technology-enabled platform utilizes claim-based analytics and predictive modeling to provide analytic insights throughout the delivery of its personalized care program. The Company's program predicts people whose chronic disease will improve with behavior change, recommends effective care pathways that people are willing to follow, and engages and guides them to and through the care and treatment they need. By combining predictive analytics with human engagement, we deliver improved member health and validated outcomes and savings to healthcare payors.

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
The Company generates revenues from the services it provides to populations insured by private health insurance programs, including employer funded programs (which the Company refers to as commercial revenue) and by government-funded health insurance programs, such as managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations. Under our LifeDojo wellbeing solution, the Company also generates revenues from the mental health and wellbeing support services it provides to members of employer customers. The Company aims to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members within customers with whom the Company has existing contracts.
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
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2024, our cash was $7.3 million and we had working capital of approximately $8.1 million. For the six months ended June 30, 2024, our average monthly cash burn rate from operations was $1.3 million.

As of June 30, 2024, $6.9 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $7.1 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $4.8 million of which is payable at any time after August 30, 2025 upon demand of the holder (see Note 14 below for more information), and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On August 13, 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes (as defined in Note 10 below) in accordance with a schedule specified therein, subject to a limited offset right, and not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025, subject to a limited exception. See Note 14 below for more information regarding this agreement. After taking into account the $5.0 million of Demand Notes that Acuitas agreed to purchase, Acuitas, in its sole discretion, may purchase from the Company, and the Company would issue to Acuitas, up to an additional $5.5 million of Demand Notes. There can be no assurance that Acuitas will elect to purchase such $5.5 million of Demand Notes.

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

Regardless of our success in raising additional capital, we expect our cash on hand and the $5.0 million of Demand Notes Acuitas agreed to purchase under the August 13, 2024 agreement discussed above (discussed in Note 14 below) will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.

Recently Adopted Accounting Standards and Recently Issued Accounting Pronouncements
Since the date on which the Company filed the 2023 10-K, there were no recently adopted account standards or new accounting standards issued, but not yet adopted by the Company, which are expected to materially affect the Company's condensed consolidated financial statements.

Note 2. Restricted Cash
The following table provides a reconciliation of total cash and restricted cash as presented in the Company's condensed consolidated statement of cash flows for the periods presented (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30,
	2024	2023
Cash	$7,292	$6,094
Restricted cash - current:
Cash in escrow (1)	—	4,000
Subtotal - Restricted cash - current	—	4,000
Cash and restricted cash	$7,292	$10,094
____________
(1) Represents cash received under the Keep Well Agreement in June 2023 and held in a separate account pursuant to the terms of the Keep Well Agreement. See Note 10 below for more information. The amount was included in "Other accrued liabilities" on the Company's condensed consolidated balance sheet as of June 30, 2023.

Note 3. Receivables and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2024	2023	2024	2023
Customer A	61.3%	55.4%	61.7%	53.8%
Customer B	30.9	3.2	20.0	2.5
Customer C	—	33.5	10.7	34.6
Remaining customers	7.8	7.9	7.6	9.1
Total	100.0%	100.0%	100.0%	100.0%
The following table is a summary of concentration of credit risk by customer accounts receivables as a percentage of our total accounts receivable:

Percentage of Accounts Receivable	June 30, 2024	December 31, 2023
Customer B	53.1%	—%
Customer A	46.9	—
Total	100.0%	—%

The Company applies the specific identification method for assessing provision for credit losses. There was no bad debt expense during either of the three or six months ended June 30, 2024 or 2023.
Customer Notification

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. The Company billed this customer approximately $0.5 million for services rendered from January 2024 through February 2024, and received full payment of such invoiced amount in March 2024.
Other Receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of June 30, 2024, the Company submitted cumulative claims for legal defense costs totaling approximately $4.4 million, of which $3.6 million has been paid by the insurer to the third parties. The Company has $0.8 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.8 million as part of "Other accrued liabilities" on its condensed consolidated balance sheet as of June 30, 2024.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
Software	$4,713	$4,575
Computers and equipment	416	416
ROU assets - finance lease	300	300
Software development in progress	—	59
Subtotal	5,429	5,350
Less: Accumulated depreciation and amortization	(4,846)	(4,437)
Property and equipment, net	$583	$913

Total depreciation and amortization expense relating to property and equipment presented above was $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

Capitalized Internal Use Software Costs

During the three months ended June 30, 2024 and 2023, the Company capitalized $0.04 million and $0.1 million, respectively, of costs relating to development of internal use software, and recorded $0.2 million and $0.3 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the six months ended June 30, 2024 and 2023, the Company capitalized $0.1 million and $0.2 million, respectively, of costs relating to development of internal use software, and recorded $0.4 million and $0.5 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of June 30, 2024 and December 31, 2023.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2023
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,500)	$—
Customer relationships	5	270	(171)	99
Total		$3,770	$(3,671)	$99

As of June 30, 2024, the Company's acquired software technology and customer relationships presented in the table above were fully amortized.

Amortization expense for intangible assets presented above was $0.05 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

Note 6. Restructuring, Severance and Related Costs

In each of 2023 and 2024, the Company implemented restructuring plans as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives.

In February 2024, approximately 21% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the six months ended June 30, 2024. The headcount reductions were completed by May 2024.

In March 2023, approximately 19% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.5 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the six months ended June 30, 2023. The headcount reductions were completed by May 2023.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(10,289)	$(6,756)	$(14,747)	$(15,106)
Dividends on preferred stock - undeclared	(2,238)	(2,238)	(4,477)	(4,477)
Net loss attributable to common stockholders	$(12,527)	$(8,994)	$(19,224)	$(19,583)

Weighted-average shares of common stock outstanding	66,141	4,887	63,512	4,787
Net loss per common share - basic and diluted	$(0.19)	$(1.84)	$(0.30)	$(4.09)

Included in the weighted-average shares of common stock outstanding for the three and six months ended June 30, 2024 are a total of 18,333,333 common shares issuable upon the exercise of Private Placement Pre-funded Warrants (as defined and described in Note 10 below), which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

The following number of shares issuable upon exercise of stock options and warrants outstanding as of June 30, 2024 and 2023 have been excluded from the diluted earnings per share calculation as their effect would be anti-dilutive:

	June 30,
	2024	2023
Warrants to purchase common stock	234,416,187	7,082,788
Options to purchase common stock	60,971,977	1,202,676
Total	295,388,164	8,285,464

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, the Company issued to Acuitas 339,689 shares of the Company's common stock after giving effect to the 1-for-6 reverse stock split, approved at the special meeting of the Company's stockholders held in February 2024, effected by the Company on July 27, 2023 (the “2023 Reverse Stock Split”).
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

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our Board of Directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our Board of Directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. At June 30, 2024, we had total undeclared dividends of $20.9 million.

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

Note 8. Stock-Based Compensation

The Company's 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan” and together with the 2017 Plan, the "Plans") provide for the issuance of 2,849,746 shares of the Company's common stock. The Company has granted stock options to employees, members of the Company's board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, options expire no later than ten years from the date of grant and awards granted to employees and members of the Company's board of directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of June 30, 2024, the Company had 61,088,379 shares of common stock in the aggregate subject to outstanding stock options (see discussion below regarding options to purchase 59.2 million shares of the Company's common stock granted in June 2024) and RSUs and outstanding and 579,751 shares available for issuance under the 2017 Plan (assuming that all awards outstanding as of such date are ultimately settled for their full number of shares and are not forfeited or modified).

Stock-based compensation expense was $0.4 million and $0.9 million for the three months ended June 30, 2024 and 2023, respectively, and $0.8 million and $1.5 million for the six months ended June 30, 2024 and 2023, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Six Months Ended June 30, 2024
Volatility	96.0%
Risk-free interest rate	4.09% - 4.52%
Expected life (in years)	3.52 - 4.45
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected life of options for the six months ended June 30, 2024 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the expected life of options as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity is as follows:

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	1,162,109	$6.63
Granted	59,942,262	0.23
Forfeited	(132,394)	13.11
Outstanding as of June 30, 2024	60,971,977	0.32

Options vested and exercisable as of June 30, 2024	928,003	$5.18

The stock options granted, as presented in the table above, includes options to purchase 59.2 million shares of the Company's common stock granted in June 2024 to the Company's employees and members of the Company's board of directors, all of which are subject to stockholder approval of the Company’s Amended and Restated 2017 Stock Incentive Plan, and if such approval is not obtained, they will be cancelled for no consideration.
As of June 30, 2024, there was $11.3 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to the Company's employees and members of the Company's board of directors under the Plans. These costs are expected to be recognized over a weighted-average period of approximately 3.73 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the 2017 Plan:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	120,637	$13.06
Vested and settled	(721)	236.79
Forfeited	(3,514)	196.49
Non-vested at June 30, 2024	116,402	6.14

As of June 30, 2024, there was $0.5 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 1.16 years.
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by our Board of Directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	114,243,865	$0.63
Granted	370,781,350	0.34
Exercised	(9,499,062)	0.21
Cancelled	(222,776,633)	0.53
Outstanding as of June 30, 2024	252,749,520	0.31
Warrants exercisable as of June 30, 2024	252,749,520	0.31

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The number of shares of the Company's common stock subject to warrants granted and warrants cancelled as presented in the table above each include and give effect to the adjustment to the exercise price of Public Offering Warrants and Private Placement Warrants (as such terms are defined in Note 10 below) pursuant to the waivers entered into by each holder of such warrants (discussed in Note 10 below). In accordance with the terms of such waivers, the exercise price per share of all outstanding Public Offering Warrants and Private Placement Warrants was reduced to $0.36 on March 28, 2024 and further reduced to $0.3442 on April 5, 2024, and simultaneously with each exercise price reduction, the number of shares of common stock issuable upon exercise was increased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, was equal to the aggregate exercise price before the adjustment in the exercise price. The exercise price reduction has been reflected as a cancellation of the previously issued warrants and grant of new warrants.
Also included in the number of shares of the Company's common stock subject to warrants granted as presented in the table above are Demand Warrants (as such term is defined in Note 10 below) granted during the three months ended June 30, 2024 by the Company to Acuitas to purchase a total of 31.5 million shares of the Company's common stock with exercise prices ranging from $0.26 to $0.3442. See Note 10 below for more information.
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Six Months Ended June 30, 2024
Volatility	93% - 98%
Risk-free interest rate	4.31% - 4.50%
Expected life (in years)	3.33 - 5.00
Dividend yield	0%

Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or finance leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont, Illinois lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada office is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms. The Company had no finance leases during either of the three or six months ended June 30, 2024, or as of June 30, 2024 and December 31, 2023.

In April 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced in June 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the Company's condensed consolidated statement of operations for the six months ended June 30, 2023.
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	June 30, 2024	December 31, 2023
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$171	$195
Total lease assets		$171	$195
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$62	$56
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	134	166
Total lease liabilities		$196	$222

	Three Months Ended June 30,		Six Months Ended June 30,
Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Operating lease expense	$21	$32	$41	$119
Short-term lease rent expense	1	—	2	1
Variable lease expense	—	8	—	23
Operating sublease income	—	—	—	(65)
Total rent expense	$22	$40	$43	$78
Finance lease expense
Amortization of leased assets	$—	$25	$—	$50
Interest on lease liabilities	—	1	—	3
Total	$—	$26	$—	$53

	Six Months Ended June 30,
Condensed Consolidated Statements of Cash Flows	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$43	$179
Financing cash flows from finance leases	—	100
Other
Cash received for operating sublease	—	97

Other Information	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	2.7	3.2
Weighted-average discount rate (%):
Operating leases	16.25%	16.25%
Finance leases	—	15.15%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following table sets forth maturities of our lease liabilities (in thousands):

Operating Leases	At June 30, 2024
Remainder of 2024	$44
2025	90
2026	93
2027	16
Total lease payments	243
Less: imputed interest	(47)
Present value of lease liabilities	196
Less: current portion	(62)
Lease liabilities, non-current	$134

Note 10. Debt

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas Capital LLC (“Acuitas Capital”), an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. The Original Keep Well Agreement was amended on each of August 12, 2022 (the “First Amendment”), November 19, 2022 (the “Second Amendment”), December 30, 2022 (the “Third Amendment”), June 23, 2023 (the “Fourth Amendment”), October 31, 2023 (the “Fifth Amendment”) and March 28, 2024 (the “Sixth Amendment”). The Company refers to the Original Keep Well Agreement as amended to date as the “Keep Well Agreement” and, in this Note 10, to Acuitas Capital, together with its affiliates and any of its transferees under the Keep Well Agreement, as “Acuitas.”

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

The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of June 30, 2024.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Second Amendment, the Third Amendment and Fourth Amendment to the Keep Well Agreement

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable secured note issued under the Keep Well Agreement, the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, and (a) the minimum conversion price of the Keep Well Notes (as defined below) and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement (as discussed below), was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the 2023 Reverse Stock Split.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at a special meeting of stockholders held in February 2023 (the “2023 Special Meeting”), Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the 2023 Reverse Stock Split.

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

Increase in Warrant Coverage and Other Adjustments

Following approval of the Company’s stockholders obtained at the 2023 Special Meeting, (a) the exercise price of the warrants issued under the Keep Well Agreement (both the Original Keep Well Warrants outstanding as of the date of the Second Amendment and those issued thereafter) was reduced to $0.45 per share ($2.70 per share as adjusted for the 2023 Reverse Stock Split), which was the Nasdaq Official Closing Price (as reflected on Nasdaq.com) of the Company’s common stock immediately preceding the time the parties entered into the Second Amendment, and which is subject to future adjustment as described below; (b) the number of shares of the Company’s common stock subject to the warrants outstanding at the time of the 2023 Special Meeting (i.e., 1,775,148 shares, before the 2023 Reverse Stock Split) was increased to the number of shares that would have been subject to such warrants if the warrant coverage was equal to 100% of the amount borrowed under the Keep Well Agreement in respect of which the applicable Keep Well Warrant was issued (instead of 20%) divided by $0.45 (i.e., 33,333,333 shares, or an additional 31,558,185 shares; 5,555,557 shares , or an additional 5,259,696 shares, as adjusted for the 2023 Reverse Stock Split); and (c) the warrant coverage on borrowings under the Keep Well Agreement after the date of the Second Amendment was increased to a number of shares of the Company’s common stock equal to (x) 100% of the amount borrowed (instead of 20% of such amount) divided by (y) the greater of (i) the per share warrant exercise price (as adjusted as of the date of issuance of the applicable warrant) and (ii) $0.15 ($0.90 as adjusted for the 2023 Reverse Stock Split) (the “Warrant Coverage Denominator”), subject to future adjustment as described below, and each warrant issued after the date of the Second Amendment has an exercise price equal to $0.45 per share ($2.70 per share as adjusted for the 2023 Reverse Stock Split), subject to future adjustment as described below.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

As discussed in Note 7 above, the reverse stock split approved at the 2023 Special Meeting was effected on July 27, 2023. After giving effect to such reverse stock split, and in accordance with the above, the Post-Stock Split Price was determined to be $2.44 on August 3, 2023. In addition, after giving effect to such reverse stock split, the number of shares of the Company’s common stock underlying the Keep Well Warrants outstanding at the effective time of the reverse stock split were proportionally adjusted such that the aggregate exercise price payable upon exercise of the Keep Well Warrants remains unchanged.

Also under the terms of the Second Amendment: (i) the exercise price of each Keep Well Warrant outstanding as of September 1, 2023 was to be reduced to the closing price of the Company’s common stock on August 31, 2023, if such closing price is less than the Post-Stock Split Price; and (ii) the Warrant Coverage Denominator was to be reduced to the greater of (a) $0.15 (or $0.90 as adjusted after giving effect to the 2023 Reverse Stock Split) and (b) the lesser of (x) the Post-Stock Split Price and (y) the closing price of the Company’s common stock on August 31, 2023. As such, on September 1, 2023, the exercise price of each Keep Well Warrant and the Warrant Coverage Denominator (applicable to warrant issuances, if any, thereafter) was determined to be $0.92.

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

Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 339,689 shares of the Company's common stock (after giving effect to the 2023 Reverse Stock Split).

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Conversion of Keep Well Notes. Under the Fifth Amendment, if the Company completed a Qualified Financing, Acuitas agreed to convert into shares of the Company’s common stock the aggregate principal amount of the Keep Well Notes plus all accrued and unpaid interest thereon, minus (a) $7.0 million, minus (b) the principal amount of any Keep Well Notes purchased with funds from the Escrow Account prior to the closing of the Qualified Financing, if any, in accordance with the terms (including the conversion price) of the Keep Well Agreement and the Keep Well Notes (the “Notes Conversion”); provided that if the offering price per share at which the shares of common stock and accompanying warrants are sold to the public in the Qualified Financing (the “Offering Price”) is less than the conversion price at which Keep Well Notes are converted, upon the effectiveness of the Fifth Amendment Stockholder Approval Matters (as defined below): (1) the Company would issue to Acuitas such additional shares of common stock such that the total number of shares of common stock issued in respect of the Notes Conversion plus such additional shares of common stock would equal the number of shares that would have been issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Offering Price; and (2) the exercise price of the warrants issued to Acuitas in connection with the Notes Conversion (the “Conversion Warrants”) would be reduced to the Offering Price and the number of shares of common stock subject to the Conversion Warrants would be increased to the number of shares of common stock that would have been subject to the Conversion Warrants if the Keep Well Notes were converted at a conversion price equal to the Offering Price.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Sixth Amendment to Keep Well Agreement

Issuance of Demand Notes and Warrants. Under the Sixth Amendment, the Company agreed to issue and sell to Acuitas, in Acuitas’ sole discretion, up to $15 million of senior secured convertible promissory notes (each a “Demand Note”). The Company issued and sold Demand Notes to Acuitas in the original principal amount of $1.5 million on each of April 5, 2024, May 8, 2024 and June 5, 2024. At June 30, 2024, in Acuitas’ sole discretion, Acuitas may purchase from the Company, and the Company would issue and sell to Acuitas, up to an additional $10.5 million in principal amount of Demand Notes. The terms of the Demand Notes are substantially similar to the Surviving Note, except the amounts due under the Demand Notes were payable upon demand of the holder. On August 13, 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes in accordance with the specified schedule therein, subject to a limited offset right, and also agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025, subject to a limited exception. As a result of the foregoing, the Company has classified the $4.6 million, including accrued payment-in-kind interest, outstanding under Demand Notes as of June 30, 2024 as part of long-term debt on the Company's condensed consolidated balance sheet.
In connection with each Demand Note purchased by Acuitas from the Company, the Company agreed to issue to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) a warrant (“Demand Warrant”) to purchase such number of shares of the Company’s common stock that results in 200% warrant coverage.

The initial exercise price of each Demand Warrant issued with respect to: (a) the first $4.5 million of principal amount of Demand Notes purchased by Acuitas, was the lesser of (i) $0.3442 (after giving effect to the reduction of the exercise price of the Public Offering Warrants and Private Placement Warrant (collectively, the “November 2023 Warrants”) that occurred on April 5, 2024 as described below) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $0.12; and (b) any subsequent Demand Notes, will be the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company.

Following the occurrence of the Sixth Amendment Stockholder Approval Effective Date (as defined below), the Company issued Demand Warrants to Acuitas in respect of the Demand Notes issued to Acuitas in the original principal amount of $1.5 million on each of April 5, 2024, May 8, 2024 and June 5, 2024. In the aggregate, such Demand Warrants allow the holder thereof to purchase a total of 31.5 million shares of the Company's common stock at per share exercise prices ranging from $0.26 to $0.3442. The Company determined the relative fair value of such Demand Warrants issued and recorded a total of $2.7 million of expense included in "Debt issuance costs" in its condensed consolidated statement of operation for the three and six months ended June 30, 2024.

The exercise price of each Demand Warrant is subject to further adjustment in accordance with the terms of the Demand Warrant and the Sixth Amendment. Each Demand Warrant has a term of five years and the other terms of the Demand Warrants are substantially similar to the terms of the November 2023 Warrants. See “Warrant Adjustment Provisions,” below.

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

On April 22, 2024, the Company obtained the Sixth Amendment Stockholder Approval by written consent or consents signed by the holders of outstanding shares of the Company’s common stock having not less than the minimum number of votes that would be necessary to authorize or take the applicable actions at a meeting at which all shares entitled to vote thereon were present and voted. Following receipt of the Sixth Amendment Stockholder Approval, on May 1, 2024, the Company filed with the SEC a preliminary information statement related to the Sixth Amendment Stockholder Approval, and on May 13, 2024, the Company mailed a definitive information statement to the Company’s stockholders in accordance with SEC rules. Under SEC rules, in the case of corporate actions taken by the consent of stockholders, the definitive information statement must be sent or given at least 20 calendar days prior to the earliest date on which the corporate actions approved by the consent of stockholders may be taken. Accordingly, the effective date of the stockholder approval of the corporate actions approved by the Sixth Amendment Stockholder Approval was June 2, 2024 (the “Sixth Amendment Stockholder Approval Effective Date”).

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Replacement of Keep Well Warrants. Following the occurrence of the Sixth Amendment Stockholder Approval Effective Date, the Company issued to each holder of each warrant to purchase shares of the Company’s common stock issued under the Existing Keep Well Agreement outstanding as of the Sixth Amendment Stockholder Approval Effective Date (any such warrant, a “Replaced Keep Well Warrant”), in exchange therefor, a warrant to purchase shares of the Company’s common stock (a “New Keep Well Warrant”) substantially in the form of the Demand Warrant, and each Replaced Keep Well Warrant was deemed automatically cancelled. Each New Keep Well Warrant has (a) the same issuance date as the Replaced Keep Well Warrant in respect of which it was issued, (b) a term of five years from the original issuance date of the Replaced Keep Well Warrant in respect of which it was issued, and (c) an initial exercise price equal to $0.3442 (after giving effect to the reduction of the exercise price of the November 2023 Warrants that occurred on April 5, 2024 described below), which will be subject to further adjustment in accordance with its terms and the terms of the Sixth Amendment.

Surviving Note. Effective as of the Sixth Amendment Stockholder Approval Effective Date, the conversion price of the Surviving Note was reduced from $0.60 to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on the Exchange on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, subject to further adjustment in accordance with its terms. The Company concluded that this modification of the conversion price of the Surviving Note is a substantially different term as provided in the Sixth Amendment, and therefore extinguishment of original debt and recognition of new debt is appropriate. As such, the Company recorded a $0.5 million loss on extinguishment of debt, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder.

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

Also on March 28, 2024, the Company and Humanitario entered into a waiver and agreement (together with the Public Offering Investors Waivers, the “Investor Waivers”) pursuant to which, among other things, Humanitario agreed to the adjustments to the exercise price of the Private Placement Warrant then in effect as described above for the Public Offering Warrants (in lieu of the adjustments that would otherwise be made in accordance with the terms of such warrant) in connection with the Sixth Amendment and the transactions contemplated thereby.

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period (the five trading day ended on April 5, 2024) was $0.3442 . Accordingly, the exercise price of the Public Offering Warrants and the Private Placement Warrant (collectively, the “November 2023 Warrants”) was reduced to, and currently is, $0.3442 per share, which is subject to further adjustment in accordance with the terms of the Investor Waivers and the November 2023 Warrants.

In order to enter into the Sixth Amendment, as described above, the Company and the holders of the Public Offering Warrants and Private Placement Warrants agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrants, as described

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
above. The Company deemed these modifications of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.7 million. A cumulative total of $10.9 million of debt issuance costs (the foregoing $10.7 million plus $0.2 million of legal cost) was recorded as an other long-term asset included in "Other assets" on the Company's condensed consolidated balance sheet. As of June 30, 2024, $3.3 million of such debt issuance costs, representing a proportionate amount relative to the $4.5 million of Demand Notes that have been issued, has been expensed, and included in "Debt issuance costs" in the Company's condensed consolidated statement of operation for the three and six months ended June 30, 2024.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Borrowings Under the Keep Well Agreement

At June 30, 2024, a total of $6.9 million, which includes $0.4 million of accrued paid-in-kind interest, was outstanding under the Keep Well Agreement. The amount outstanding under the Keep Well Agreement, which are evidenced by Keep Well Notes, accrues interest based on the adjusted term SOFR for each interest period. At June 30, 2024, the effective weighted average interest rate for the Keep Well Notes was 21.29%.
The net carrying amounts of the liability components consists of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-term debt:
Principal	$6,933	$2,057
Less: debt discount	(261)	(590)
Net carrying amount	$6,672	$1,467
The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$265	$1,088	$377	$1,936
Accretion of debt discount	46	1,119	85	1,640
Total interest expense	$311	$2,207	$462	$3,576

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(excluding the Company and its affiliates), on the other hand, unless it is approved by a majority of the independent directors then serving on the Company’s board of directors. The Stockholders Agreement was entered into on February 21, 2023.
Other

During August and November 2023, the Company financed a total of $2.1 million of its insurance premiums at annual weighted average effective rate of 8.7%, payable in 9 to 11 equal monthly installments and down payments totaling $0.4 million. At June 30, 2024 and December 31, 2023, there was $0.3 million and $1.4 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of June 30, 2024
	Level I	Level II	Level III	Total
Warrant liabilities (1)	$—	$—	$4	$4
Total liabilities	$—	$—	$4	$4

	Balance as of December 31, 2023
	Level I	Level II	Level III	Total
Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (1)	—	—	8	8
Total liabilities	$—	$—	$72	$72
___________________
(1) Relates to warrants issued in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., executed on March 8, 2022, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of June 30, 2024 and December 31, 2023.
(2) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of December 31, 2023.

Financial instruments classified as Level III in the fair value hierarchy as of June 30, 2024 and December 31, 2023 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to warrants issued in connection with an amendment to our Note Purchase Agreement dated September 24, 2019, and contingent consideration relating to a stock

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2023	$64
Settlement of contingent consideration	(64)
Balance as of June 30, 2024	$—

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
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2023	$8
Gain on change in fair value of warrant liabilities	(4)
Balance as of June 30, 2024	$4
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

June 30, 2024
Volatility	100.0%
Risk-free interest rate	4.52%
Weighted average expected life (in years)	2.27
Dividend yield	0%

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

ONTRAK, INC.
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
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	June 30, 2024	December 31, 2023
Cash	$459	$1,433
Accounts receivable	443	—
Unbilled receivables	76	85
Prepaid and other current assets	16	45
Total assets	$994	$1,563

Accrued liabilities	$9	$52
Deferred revenue	50	64
Payables to Ontrak	1,608	2,281
Total liabilities	$1,667	$2,397

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022, the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. On February 14, 2024, the parties in Consolidated Derivative Action stipulated to an extension of the stay pending a ruling on Ontrak’s anticipated motion to dismiss the forthcoming amended complaint filed by lead plaintiff in the Consolidated Class Action. On April 8, 2024, the parties in the Vega action did the same. On January 25, 2024, another purported stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Dutkiewicz v. Acuitas Group Holdings LLC (“Acuitas”), Case No. 2024-0068, alleging breach of fiduciary duty under Brophy and unjust enrichment against Acuitas and Terren S. Peizer and breach of fiduciary duties generally against Acuitas, Terren S. Peizer, Brandon H. LaVerne, Jonathan Mayhew, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, Katherine Quinn and Robert Newton. On July 11, 2024, the parties also stipulated to stay the matter pending a ruling on Ontrak’s motion to dismiss in the Consolidated Class Action. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The parties were engaged in discovery until November 3, 2023, when the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On November 8, 2023, the Court set the Government's motion for hearing on December 14, 2023 and issued an order temporarily staying all discovery in the action pending resolution of the motion. On December 14, 2023, the Court granted the application for leave to intervene and stay discovery, staying discovery until June 25, 2024, or until criminal case reaches its conclusion at the trial level. The Court also vacated the previously set trial and related dates. On June 25, 2024, the Court lifted the stay on discovery and ordered (a) a further status conference to be held August 29, 2024, at 9:00 a.m., (b) the parties to meet and confer in advance of that status conference regarding a new case schedule and (c) the parties to submit a joint status report in advance thereof.

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

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, Ontrak's former Chief Executive Officer and Chairman of our Board of Directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. He is scheduled to be sentenced on October 21, 2024. The Company cannot predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

Note 14. Subsequent Event

On August 13, 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes (the “Committed Demand Notes”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024. To the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after August 13, 2024 and on or before November 1, 2024, in its sole discretion, Acuitas has the right to elect to reduce the amount of Committed Demand Notes to be purchased on a dollar-for-dollar basis (the “Offset Right”). Also, pursuant to the agreement, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025. Notwithstanding the foregoing, if Acuitas has purchased all $5.0 million of the Committed Demand Notes, less any amounts not purchased pursuant to its exercise of the Offset Right, and the Company receives any proceeds from a capital contribution or the issuance of any capital stock after November 1, 2024, Acuitas, in its sole discretion, may require that the net proceeds therefrom be applied to pay any amounts due under the Committed Demand Notes. As a result of the foregoing, the Company has classified the $4.6 million of outstanding balance (including accrued paid-in-kind interest) under Demand Notes as part of long-term debt on its condensed consolidated balance sheet as of June 30, 2024.

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
Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management, markets for our stock and other matters. Statements in this report that are not historical facts are hereby identified as “forward-looking statements” for the purpose of the safe harbor provided by Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements, including, without limitation, those relating to our future business prospects, our revenue and income, wherever they occur, are necessarily estimates reflecting the best judgment of our senior management as of the date on which they were made, or if no date is stated, as of the date of the filing of this report. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions, including those described in the “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “2023 10-K”) and other reports that we file with the Securities and Exchange Commission (“SEC”), that may affect the operations, performance, development and results of our business. Our actual results may differ materially from those discussed due to such risks, uncertainties and assumptions. New risks emerge from time to time, and it is not possible for us to predict which new risks will arise. In addition, we cannot assess the impact of each risk on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statement. We caution you not to place undue reliance on the forward-looking statements contained in this report. Forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

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

Recent Events
Sixth Amendment to Keep Well Agreement and Agreement with Acuitas

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

On August 13, 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes (the “Committed Demand Notes”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024. To the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after August 13, 2024 and on or before November 1, 2024, in its sole discretion, Acuitas has the right to elect to reduce the amount of Committed Demand Notes to be purchased on a dollar-for-dollar basis (the “Offset Right”). Also, pursuant to the agreement, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025. Notwithstanding the foregoing, if Acuitas has purchased all $5.0 million of the Committed Demand Notes, less any amounts not purchased pursuant to its exercise of the Offset Right, and the Company receives any proceeds from a capital contribution or the issuance of any capital stock after November 1, 2024, Acuitas, in its sole discretion, may require that the net proceeds therefrom be applied to pay any amounts due under the Committed Demand Notes.

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

•Callable outreach pool. Our callable outreach pool represents individuals insured by our health plan customers who have been identified through our advanced data analytics and predictive modeling with untreated behavioral health conditions that may be impacted through enrollment in the Ontrak program.

	Three Months Ended June 30,
(In thousands, except for outreach pool and percentages)	2024	2023	Change $	Change %
Revenue	$2,451	$2,960	$(509)	(17)%
Cash flow from operations	(4,470)	(5,115)	645	(13)

	Six Months Ended June 30,
(In thousands, except for outreach pool and percentages)	2024	2023	Change $	Change %
Revenue	$5,131	$5,489	$(358)	(7)%
Cash flow from operations	(7,729)	(10,068)	2,339	(23)

	At June 30,
	2024	2023	Change	Change %
Callable outreach pool - WholeHealth+	7,511	10,879	(3,368)	(31)%
Callable outreach pool - Ontrak Engage (1)	589	—	589	N/A
	8,100	10,879	(2,779)

_________
(1) Represents the number of health plan members eligible for our Ontrak Engage program, one of the segmented solutions of WholeHealth+. We began offering the Ontrak Engage program on an à la carte basis in 2024. A detailed description of our solutions is available in Part I, Item 1 of our 2023 10-K.

Our revenue for the three months ended June 30, 2024 was $2.5 million compared to $3.0 million for the same period in 2023, and $5.1 million for the six months ended June 30, 2024 compared to $5.5 million for the same period in 2023. The decrease in our revenue in the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily attributable to a decrease in revenue related to the health plan customer informing us in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in commercial revenue related to the expansion with an existing health plan customer.

Our cash flow from operations for the three months ended June 30, 2024 was $(4.5) million compared to $(5.1) million for the same period in 2023, and $(7.7) million for the six months ended June 30, 2024 compared to $(10.1) million for the same period in 2023. The improvement in our cash flow from operations during the three months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease in operating loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reduction in February 2024. The improvement in our cash flow from operations during the six months ended June 30, 2024 as compared to the same period in 2023 was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reduction in March 2023 as well as cost optimization initiatives we implemented.

Our callable outreach pool for the WholeHealth+ program was 7,511 at June 30, 2024 compared to 10,879 at June 30, 2023. The decrease in our callable outreach pool for the WholeHealth+ program was primarily related to a health plan customer informing us in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in our callable outreach pool related to several factors including the refinement of our proprietary and predictive algorithms to identify additional eligible members, the addition of high-acuity, commercial members resulting from an amendment executed with an existing customer and the expansion of the Ontrak program for a Medicaid plan customer to a new 18 to 20 year old cohort of members. In addition, in February 2024, we announced the expansion of our program to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast. In March 2024, we announced a continuing expansion of our strategic partnership with the same health plan customer to offer our program to eligible self-insured groups. The expanded partnership initially represented a more than 6.5 times increase in the number of this customer's members who are eligible for the Ontrak WholeHealth+ program. In May 2024, we announced the launch of a new customer agreement with a prominent regional Medicaid health plan for our Wholehealth+ and Ontrak Engage and Ontrak Access

solutions upon obtainment of state approval. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process and enhancing our offering, the callable outreach pool could continue to fluctuate in the near term.

In 2024, we began offering the Ontrak Engage program, one of the segmented solutions of WholeHealth+, on an à la carte basis. Our callable outreach pool for the Ontrak Engage program was 589 at June 30, 2024.

Key Components of Our Results of Operations
Revenue

We generate revenues from the services we provide to populations insured by private health insurance programs, including employer funded programs (which we refer to as commercial revenue) and by government-funded health insurance programs, such as managed Medicare Advantage, managed Medicaid and dual eligible (Medicare and Medicaid) populations. Under our LifeDojo wellbeing solution, we also generate revenues from the mental health and wellbeing support services we provide to members of employer customers. We aim to increase the number of members that are eligible for our solutions by signing new contracts and identifying more eligible members within customers with whom we have existing contracts.

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

One of our customer’s contract includes a minimum guarantee of aggregate invoices, at agreed upon rates, of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $1.2 million as of June 30, 2024, leaving $4.6 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue will be evaluated for recognition.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$2,451	$2,960	$5,131	$5,489
Cost of revenue	844	804	1,819	1,651
Gross profit	1,607	2,156	3,312	3,838

Operating expenses:
Research and development	1,026	1,537	2,104	3,181
Sales and marketing	691	837	1,223	1,827
General and administrative	3,937	4,410	8,015	10,228
Restructuring, severance and related costs	—	—	290	457
Total operating expenses	5,654	6,784	11,632	15,693
Operating loss	(4,047)	(4,628)	(8,320)	(11,855)

Other income (expense), net	5	(5)	3	286
Debt issuance costs	(5,921)	—	(5,921)	—
Interest expense, net	(326)	(2,223)	(509)	(3,617)
Loss before income taxes	(10,289)	(6,856)	(14,747)	(15,186)
Income tax benefit, net	—	100	—	80
Net loss	$(10,289)	$(6,756)	$(14,747)	$(15,106)

Revenue
The mix of our revenue between commercial revenue and government revenue can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Commercial revenue	$939	$1,034	$(95)	(9)%	$1,790	$1,917	$(127)	(7)%
Percentage of commercial revenue to total revenue	38%	35%	3%		35%	35%	—%
Government revenue	$1,512	$1,926	$(414)	(21)%	$3,341	$3,572	$(231)	(6)%
Percentage of government revenue to total revenue	62%	65%	(3)%		65%	65%	—%
Total revenue	$2,451	$2,960	$(509)	(17)%	$5,131	$5,489	$(358)	(7)%

Total revenue decreased $0.5 million, or 17%, in the three months ended June 30, 2024 compared to the same period of 2023, and decreased $0.4 million, or 7%, in the six months ended June 30, 2024 compared to the same period of 2023.

The percentage of our commercial revenue to total revenue increased to 38% for the three months ended June 30, 2024 compared to 35% for the three months ended June 30, 2023, and the percentage of our government revenue decreased to 62% for the three months ended June 30, 2024 compared to 65% for the three months ended June 30, 2023. The percentage of our commercial revenue remained consistent at 35% for each of the six months ended June 30, 2024 and 2023, and the percentage of our government revenue remained consistent at 65% for each of the six months ended June 30, 2024 and 2023. The increase in commercial revenue as a percent of total revenue for the three months ended June 30, 2024 compared to the same period last year was primarily related to an increase in commercial revenue related to expansions with an existing health plan customer, partially offset by a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024. The decrease in government revenue as a percent of total revenue for the three months ended June 30, 2024 compared to the same period last year was primarily related to a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Cost of revenue	$844	$804	$40	5%	$1,819	$1,651	$168	10%
Gross profit	1,607	2,156	(549)	(25)	3,312	3,838	(526)	(14)
Gross profit margin	66%	73%	(7)%		65%	70%	(5)%

Cost of revenue increased $0.04 million, or 5%, in the three months ended June 30, 2024 compared to the same period of 2023, and increased $0.2 million, or 10%, in the six months ended June 30, 2024 compared to the same period of 2023. The increase in cost of revenue during the three and six months ended June 30, 2024 was primarily due to higher employee compensation and benefit costs, partially offset by a decrease in provider costs.

Gross profit decreased by $0.5 million and gross profit margin decreased by 7% in the three months ended June 30, 2024 compared to the same period of 2023, and gross profit decreased by $0.5 million and gross profit margin decreased by 5% in the six months ended June 30, 2024 compared to the same period of 2023. The decrease in gross profit margin in the three and six months ended June 30, 2024 was primarily due to the effect of an increase in our cost of revenue as well as the decrease in our revenue, as discussed above.
Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Operating expenses:
Research and development	$1,026	$1,537	$(511)	(33)%	$2,104	$3,181	$(1,077)	(34)%
Sales and marketing	691	837	(146)	(17)	1,223	1,827	(604)	(33)
General and administrative	3,937	4,410	(473)	(11)	8,015	10,228	(2,213)	(22)
Restructuring, severance and related costs	—	—	—	—	290	457	(167)	(37)
Total operating expenses	$5,654	$6,784	$(1,130)	(17)	$11,632	$15,693	$(4,061)	(26)

Operating loss	$(4,047)	$(4,628)	$581	(13)%	$(8,320)	$(11,855)	$3,535	(30)%

Total operating expenses decreased by $1.1 million, or 17%, in the three months ended June 30, 2024 compared to the same period in 2023. The decrease in operating expenses was primarily due to:

•a $0.5 million decrease in our research and development costs, which was primarily related to a $0.3 million decrease in amortization expense, a $0.1 million decrease in employee-related costs and a $0.1 million decrease in depreciation expense;
•a $0.1 million decrease in our sales and marketing costs, which was primarily related to a $0.3 million decrease in employee related cost in our sales and marketing department, partially offset by a $0.1 million increase in promotional expenses; and
•a $0.5 million decrease in our general and administrative costs, which was primarily related to a $0.4 million decrease in employee-related costs, a $0.3 million decrease in legal costs, a $0.1 million decrease in insurance related costs and a $0.1 million decrease in other general operating costs, partially offset by a $0.4 million increase in software costs.
Total operating expenses decreased by $4.1 million, or 26%, in the six months ended June 30, 2024 compared to the same period in 2023. The decrease in operating expenses was primarily due to:

•a $1.1 million decrease in our research and development costs, which was primarily related to a $0.6 million decrease in amortization expense, a $0.3 million decrease in employee-related costs and a $0.1 million decrease in depreciation expense;
•a $0.6 million decrease in our sales and marketing costs, which was primarily related to a $0.8 million decrease in employee related cost in our sales and marketing department, partially offset by a $0.1 million increase in promotional expenses;
•a $2.2 million decrease in our general and administrative costs, which was primarily related to a $1.6 million decrease in legal costs, a $0.5 million decrease in employee-related costs, a $0.2 million decrease in insurance related costs, a $0.1 million decrease in depreciation expense and a $0.1 million decrease in other professional service costs, partially offset by a $0.3 million increase in software costs and a $0.2 million increase in travel and entertainment expenses; and
•a $0.2 million decrease in our restructuring, severance and related costs related to the workforce reduction implemented in February 2024 compared to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Income (Expense), net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Other income (expense), net	$5	$(5)	$10	(200)%	$3	$286	$(283)	99%
Other income, net for the three and six months ended June 30, 2024 was related to the gain on change in fair value of warrant liabilities. Other expense, net for the three months ended June 30, 2023 was primarily related to the loss on disposal of fixed assets. The $0.3 million of other income, net, for the six months ended June 30, 2023 was related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees.
Debt Issuance Costs

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Debt issuance costs	$(5,921)	$—	$(5,921)	N/A	$(5,921)	$—	$(5,921)	N/A
Debt issuance costs for the three and six months ended June 30, 2024 was primarily related to $3.3 million of debt issuance costs expensed related to Demand Notes issued through June 30, 2024 and $2.6 million of demand warrants expensed related to Demand Notes issued through June 30, 2024.

Interest Expense, net

	Three Months Ended June 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Interest expense, net	$(326)	$(2,223)	$1,897	(85)%	$(509)	$(3,617)	$3,108	(86)%
The decrease in interest expense, net for the three and six months ended June 30, 2024 compared to the same periods in 2023 was primarily due to a lower average total outstanding loan balance during the three and six months ended June 30, 2024 and lower amount of accretion of debt discount to interest expense.
Income Tax Benefit, net

	Three Months Ended September 30,				Six Months Ended June 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Income tax benefit, net	$—	$100	$(100)	N/A	$—	$80	$(80)	N/A
Income tax benefit, net of $0.1 million and $0.08 million for the three and six months ended June 30, 2023, respectively, was primarily related to a reversal of accrued estimated income taxes.

LIQUIDITY AND CAPITAL RESOURCES

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of June 30, 2024, our total cash was $7.3 million and we had working capital of approximately $8.1 million. For the six months ended June 30, 2024, our average monthly cash burn rate from operations was $1.3 million.

As of June 30, 2024, $6.9 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $7.1 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $4.8 million of which is payable at any time after August 30, 2025 upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

On August 13, 2024, we entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes in accordance with a schedule specified therein, subject to a limited offset right, and not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025, subject to a limited exception. See “—Recent Events,” above. After taking into account the $5.0 million of Demand Notes that Acuitas agreed to purchase, Acuitas, in its sole discretion, may purchase from the Company, and the Company would issue to Acuitas, up to an additional $5.5 million of Demand Notes. There can be no assurance that Acuitas will elect to purchase such $5.5 million of Demand Notes.

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

Regardless of our success in raising additional capital, we expect our cash on hand and the $5.0 million of Demand Notes Acuitas agreed to purchase (see “—Recent Events,” above) will be sufficient to meet our obligations for at least the next 12 months from the date the financial statements in this report are released.
Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(7,729)	$(10,068)
Net cash used in investing activities	(74)	(123)
Net cash provided by financing activities	5,394	10,572
Net change in cash and restricted cash	$(2,409)	$381

Net cash used in operating activities during the six months ended June 30, 2024 was $7.7 million compared with $10.1 million during the same period in 2023. The year-over-year improvement in our cash flow from operations was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions in March 2023 and February 2024 and vendor cost optimization plans.
Net cash used in investing activities was approximately $0.1 million for each of the six months ended June 30, 2024 and 2023, which was primarily related to capitalized software development costs.

Net cash provided by financing activities was $5.4 million for the six months ended June 30, 2024 compared with $10.6 million for the six months ended June 30, 2023. The $5.4 million of net cash provided by financing activities for the six months ended June 30, 2024 was primarily related to $4.5 million of proceeds from borrowings under the Keep Well Agreement and $2.0 million of proceeds from exercises of warrants, partially offset by $1.1 million of financed insurance premium payments. The $10.6 million of net cash provided by financing activities for the six months ended June 30, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement and $4.0 million of cash received in escrow under the Keep Well Agreement and held in a separate account, partially offset by $1.2 million of financed insurance premium payments.

Our total cash was $7.3 million as of June 30, 2024.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

See Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of the 2023 10-K and “Critical Accounting Policies and Estimates” in Part II, Item 7 of the 2023 10-K for a discussion of the significant accounting policies and methods used in the preparation of the Company’s condensed consolidated financial statements. There have been no material changes to the Company’s critical accounting policies and estimates since the filing date of the 2023 10-K.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2024, we received a letter from the Nasdaq Staff notifying us that we had not regained compliance with the Minimum Bid Price Rule by April 10, 2024, and that our common stock would be scheduled for delisting from The Nasdaq Capital Market unless we timely requested a hearing before Nasdaq’s Hearings Panel (the “Panel”) to appeal the Nasdaq Staff’s delisting determination. We submitted a timely request for a hearing before the Panel. Our hearing request stayed the suspension and delisting of our common stock pending the decision of the Panel and the expiration of any additional time granted by the Panel.

On May 17, 2024, the Panel notified us that, based on its review of the written record, which included our commitment to effect a reverse stock split if necessary to regain compliance with the Minimum Bid Price Rule, it determined to grant us a temporary exception until October 7, 2024 (the “Exception Period”) to regain compliance with the Minimum Bid Price Rule. The Panel granted the exception subject to us obtaining board of directors and stockholder approval of a reverse stock split and effecting a reverse stock split on or before specified dates that would enable us to demonstrate compliance with the Minimum Bid Price Rule by evidencing a closing bid price of $1.00 or more per share for a minimum of 10 consecutive trading sessions on or before October 7, 2024. The Panel advised us that during the Exception Period we must provide Nasdaq with prompt notification of any significant events that may affect our compliance with Nasdaq listing requirements, including any event that may call into question our ability to meet the terms of the exception granted by the Panel. The Panel also advised us that should we fail to meet any of the terms of the exception it granted us, our common stock will immediately be delisted.

One of the proposals expected to be submitted to our stockholders for approval at our annual meeting of stockholders scheduled to be held on September 10, 2024, is to give our board of directors the authority to file, at its discretion, a certificate of amendment to our amended and restated certificate of incorporation, as amended, to effect a reverse split of our issued common stock at a ratio that is not less than 1-for-2 and not greater than 1-for-15, without reducing the authorized number of shares of our common stock, with the exact ratio to be selected by our board of directors in its discretion and to be effected, if at all, in the sole discretion of our board of directors, at any time following stockholder approval and before September 10, 2025 without further approval or authorization of our stockholders.

If our stockholders approve such proposal and our board of directors continues to believe it is in our best interest and the best interests of our stockholders to proceed with the reverse stock split, our board of directors intends to effect the reverse stock split at the ratio within the range approved by our stockholders that our board of directors determines is likely to result in a bid price immediately after giving effect to the reverse stock split of between $3.00 and $4.00 per share and that would likely be sufficient to allow us to achieve compliance with the Minimum Bid Price Rule within the Exception Period and to maintain compliance for the longest period of time while retaining a sufficient number of outstanding, tradeable shares to facilitate an adequate trading market. However, even if a reverse stock split is effected, there can be no assurance that we will be successful in regaining compliance with the Minimum Bid Price Rule or that we will be able to satisfy all other continued listing requirements of The Nasdaq Capital Market and maintain the listing of our common stock on The Nasdaq Capital Market.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of the filing of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, was approximately

$7.1 million. Mr. Peizer owns and controls Acuitas. On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. He is scheduled to be sentenced on October 21, 2024. Nasdaq requested certain information from us related to the charges against Mr. Peizer. We responded to those requests. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

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

Our enrollment rates and engagement of our members could be impacted by accuracy and frequency of the member data that we receive from our customers.

We depend on and utilize member data that is transmitted to us by our health plan customers to analyze, outreach, enroll and engage members throughout the duration of our WholeHealth+ program. Our ability to enroll our customers’ members in our WholeHealth+ program may not achieve anticipated enrollment rates for various reasons, one of which is because our ability to perform identification algorithms designed to increase customers’ members enrollment can be adversely impacted when our customers delay transmitting, or temporarily do not transmit, member data to us. From time to time, customers may delay, or there may be a temporary pause in, the transmission of member data to us due to various reasons outside of our control, such as transmission errors, system configuration issues, system implementation or transitions, etc. For example, during the quarter ended June 30, 2024, the transmission of member data from one customer to us was temporarily paused during the time that customer performed its internal data security review, which adversely impacted our enrollment efforts with respect to the members of that customer.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
All sales of unregistered securities during the three months ended June 30, 2024, if any, were previously reported by the Company in a Current Report on Form 8-K.

Item 3.    Defaults Upon Senior Securities
(a) None.
(b) Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our Board of Directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our Board of Directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $22.0 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

(a)

Amended and Restated Bylaws

On August 9, 2024, the Company’s board of directors approved amendments to the Company’s amended and restated bylaws of the Company (the “Bylaws”). The amendments provide that, unless the Company’s certificate of incorporation provides otherwise, one-third of the total number of directors of the Company shall constitute a quorum for the transaction of business by the Company’s board of directors; provided, that, if and when the number of persons elected or appointed to the Company’s board of directors increases to five or greater, a majority of the total number of directors fixed in accordance with the Bylaws shall constitute a quorum for the transaction of business. The foregoing description of the amendments to the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, as amended, a copy of which is filed as Exhibit 3.1 to this report and incorporated herein by reference.

Appointment of Richard Newman as Chief Operating Officer

Effective August 12, 2024, the Company's board of directors appointed Richard Newman, age 48, as the Company's Chief Operating Officer. Mr. Newman previously served as the Company's Senior Vice President of Business Development and Relationship Management, a position he held since February 2024 when he joined the Company. Prior to joining the Company, from 2022 to 2023, Mr. Newman served Senior Vice President and Chief Operating Officer at Lucet Health, where he led operations consisting of member engagement, network services, clinical operations, reporting and analytics, transformation and customer implementations. Prior to Lucet Health, from 2011 to 2022, Mr. Newman served in a variety of executive roles at Aetna, a CVS Health Company, most recently having served as Associate Vice President, Head of Behavioral Health Member Services and Technology from 2020 to 2022, where he led behavioral health and resources for living clinical/non-clinical operations and technology. From 2017 to 2020, Mr. Newman served as Executive Director, Head of Commercial Business Achieving Business eXcellence (ABX), from 2015 to 2017, Mr. Newman served as Executive Director, COS, Head of Strategy, Planning and Continuous Improvement and from 2013 to 2015, Mr. Newman served as Sr. Director, Enterprise Sales and Distribution Reporting and Analytics. Mr. Newman received his BS in Computer Information Systems from Bentley University and his Master of Business Administration, Finance from University of Connecticut.

In connection with his appointment as the Company's Chief Operating Officer, the Company entered into an employment agreement with Mr. Newman. His employment agreement is for an initial term of four years commencing on August 12, 2024, and renews for an additional three years and for additional one year periods thereafter, unless either party provides the other with a notice of termination within 90 days of the initial term or the then current renewal term, as applicable.

Under the terms of his employment agreement, Mr. Newman will (a) receive an annual base salary of $350,000, which will be subject to annual review by the Company, (b) be eligible to receive an annual bonus, the target amount of which is 50% of his annual base salary, (c) be entitled to participate in the Company’s employee benefit plans, including medical, dental and vision insurance plans and 401(k) retirement benefits, and will be reimbursed for reasonable expenses incurred, and (d) be eligible for severance benefits described below. The amount of Mr. Newman’s annual bonus, if any, will be in the Company’s sole discretion, and in determining whether to grant the annual bonus and the amount thereof, the Company will consider Mr. Newman’s performance as measured by individual goals and milestones set by the Company as well as the overall performance and condition of the Company. Before being appointed as the Company’s Chief Operating Officer, Mr. Newman participated in a sales commission plan, and he will continue to participate in such plan for the remainder of the plan, which is expected to be only for 2024.

Under the terms of his employment agreement, if the Company terminates Mr. Newman’s employment with “good cause” or if he terminates his employment without “good reason,” then the Company will pay Mr. Newman his base salary prorated through the date of termination, together with any benefits accrued through the date of termination (collectively, the “Accrued Benefits”). In addition, if the Company terminates Mr. Newman’s employment with “good cause,” the stock option award agreements for all stock options granted to Mr. Newman during his employment with the Company shall provide that, to the extent the stock option is then vested and exercisable as of the date of termination of employment, and not previously terminated in accordance with the stock option award agreements and the stock option plan, may be exercised within 12 months after such date of termination, subject to any earlier expiration date of an applicable stock option.

Under the terms of his employment agreement, if the Company terminates Mr. Newman’s employment without “good cause” or if he terminates his employment with “good reason,” then, subject to Mr. Newman having executed and not revoked a general release of claims in favor of the Company, in addition to the Accrued Benefits: (a) the Company will provide Mr. Newman with continued payments of base salary through the sixth month after the date of termination; (b) on or before the six month anniversary of the date of termination, the Company will pay Mr. Newman a pro-rata share of any bonus earned for the year of termination; (c) subject to Mr. Newman’s timely election of continued coverage under COBRA, the Company will pay his COBRA premiums necessary to continue coverage for him and his eligible dependents through the period starting on the date of termination and ending on the earliest to occur of six months following the date of termination and the date he and his eligible dependents become eligible for group health insurance coverage through a new employer; (d) the award agreements for all common stock granted to Mr. Newman by the Company prior to the date of termination and the stock option award agreements for all stock options granted to Mr. Newman during his employment with the Company shall provide that such stock and stock options will continue to vest (and become exercisable) for a period of 12 months following the date of termination; and (e) the stock option award agreements for all stock options granted to Mr. Newman during his employment with the Company shall provide that any vested portion of the stock options not previously terminated in accordance with the stock option award agreements and the stock option plan may be exercised within 24 months after such date of termination, subject to any earlier expiration date of an applicable stock option.

Under the terms of his employment agreement, in the event of termination of Mr. Newman’s employment due to death or disability, the Company will pay him (or his legal representative) his base salary prorated through the date of termination and any benefits accrued through the date of termination, including a pro-rata share of any bonus earned for the year of termination. In addition, the award agreements for all common stock granted to Mr. Newman by the Company prior to the date of termination and the stock option award agreements for all stock options granted to Mr. Newman during his employment with the Company shall provide that, in the event of termination of Mr. Newman’s employment due to death or disability, all then unvested portions of such stock and stock options will immediately vest in full and, in the case of the stock options, be exercisable as of the termination date, and that any vested portion of the stock options not previously terminated in accordance with the stock option award agreements and the stock option plan may be exercised within five years after such date of termination, subject to any earlier expiration date of an applicable stock option.

Mr. Newman has no family relationship with any of the executive officers or directors of the Company. There have been no transactions in the past two years to which the Company or any of its subsidiaries was or is to be a party, in which Mr. Newman had, or will have, a direct or indirect material interest. A copy of Mr. Newman’s employment agreement is attached as Exhibit 10.1 to this report and is incorporated herein by reference.

Brandon H. LaVerne, the Company's Chief Executive Officer, who also served as the Company's Chief Operating Officer since June 2022, no longer serves as the Company's Chief Operating Officer.

Agreement with Acuitas

On August 13, 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million of Demand Notes (the “Committed Demand Notes”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024. To the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after August 13, 2024 and on or before November 1, 2024, in its sole discretion, Acuitas has the right to elect to reduce the amount of Committed Demand Notes to be purchased on a dollar-for-dollar basis (the “Offset Right”). Also, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025; except, if Acuitas has purchased all $5.0 million of the Committed Demand Notes, less any amounts not purchased pursuant to its exercise of the Offset Right, and the Company receives any proceeds from a capital contribution or the issuance of any capital stock after November 1, 2024, Acuitas, in its sole discretion, may require that the net proceeds therefrom be applied to pay any amounts due under the Committed Demand Notes. A copy of the agreement is attached as Exhibit 10.2 to this report and is incorporated herein by reference.

(b) None.

(c) During the period from April 1, 2024 to June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description
3.1(a)*	Amended and Restated Bylaws of Ontrak, Inc., as amended through August 9, 2024.
3.1(b)*	Amendment to the Amended and Restated Bylaws of Ontrak, Inc. adopted on August 9, 2024.
10.1*	Employment Agreement of Richard Newman, dated August 12, 2024.
10.2*	Agreement by and between Ontrak, Inc. and Acuitas Capital, LLC, dated August 13, 2024.
31.1*	Certification by the Chief Executive Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer, pursuant to Rule 13-a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification by the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification by the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)
_____________________
*     Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONTRAK, INC.

Date: August 14, 2024	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)