Form 10-Q
period 2024-09-30
Ontrak, Inc.
filed 2024-11-13
CIK 1136174

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________
FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of November 7, 2024, there were 4,217,846 shares of the registrant's common stock, $0.0001 par value per share, outstanding.

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

ONTRAK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash	$7,966	$9,701
Accounts receivable, net	29	—
Unbilled receivables	446	207
Deferred costs	165	128
Prepaid expenses and other current assets	1,562	2,743
Total current assets	10,168	12,779
Long-term assets:
Property and equipment, net	509	913
Goodwill	5,713	5,713
Intangible assets, net	—	99
Other assets	5,850	147
Operating lease right-of-use assets	158	195
Total assets	$22,398	$19,846
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$490	$563
Accrued compensation and benefits	653	442
Deferred revenue	60	97
Demand notes payable, net	5,751	—
Current portion of operating lease liabilities	65	56
Other accrued liabilities	1,638	2,784
Total current liabilities	8,657	3,942
Long-term liabilities:
Long-term debt, net	2,169	1,467
Long-term operating lease liabilities	117	166
Total liabilities	10,943	5,575
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value; 50,000,000 shares authorized; 3,770,265 shares issued and outstanding at each of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 3,400,240 and 2,564,465 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	7	6
Additional paid-in capital	502,436	484,926
Accumulated deficit	(490,988)	(470,661)
Total stockholders' equity	11,455	14,271
Total liabilities and stockholders' equity	$22,398	$19,846
See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,569	$3,715	$7,700	$9,204
Cost of revenue	975	1,040	2,794	2,691
Gross profit	1,594	2,675	4,906	6,513

Operating expenses:
Research and development	1,224	1,552	3,328	4,733
Sales and marketing	780	822	2,003	2,649
General and administrative	4,697	4,365	12,712	14,593
Restructuring, severance and related costs	—	—	290	457
Total operating expenses	6,701	6,739	18,333	22,432
Operating loss	(5,107)	(4,064)	(13,427)	(15,919)

Other income, net	2	38	5	324
Debt issuance costs (Note 10)	—	—	(5,921)	—
Interest expense, net	(475)	(2,392)	(984)	(6,009)
Loss before income taxes	(5,580)	(6,418)	(20,327)	(21,604)
Income tax benefit, net	—	—	—	80
Net loss	(5,580)	(6,418)	(20,327)	(21,524)
Dividends on preferred stock - undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(7,819)	$(8,657)	$(27,043)	$(28,240)

Net loss per common share, basic and diluted	$(1.77)	$(26.47)	$(6.29)	$(87.70)

Weighted-average common shares outstanding, basic and diluted	4,420	327	4,297	322

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited, in thousands, except share data)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at June 30, 2024	3,770,265	$—	3,197,849	$7	$500,814	$(485,408)	$15,413
Demand Warrants issued	—	—	—	—	1,137	—	1,137
Debt issuance costs, net	—	—	—	—	(1,227)	—	(1,227)
Restricted stock units vested, net	—	—	3	—	—	—	—
Stock-based compensation expense	—	—	—	—	1,712	—	1,712
Fractional shares issued in connection with reverse stock split	—	—	202,388	—	—	—	—
Net loss	—	—	—	—	—	(5,580)	(5,580)
Balance at September 30, 2024	3,770,265	$—	3,400,240	$7	$502,436	$(490,988)	$11,455

Balance at June 30, 2023	3,770,265	$—	325,858	$3	$458,600	$(457,847)	$756
Restricted stock units vested, net	—	—	79	—	(1)	—	(1)
Warrants issued in connection with Keep Well Notes	—	—	—	—	237	—	237
Stock-based compensation expense	—	—	—	—	797	—	797
Fractional shares issued in connection with reverse stock split	—	—	1,861	—	—	—	—
Net loss	—	—	—	—	—	(6,418)	(6,418)
Balance at September 30, 2023	3,770,265	$—	327,798	$3	$459,633	$(464,265)	$(4,629)

Balance at December 31, 2023	3,770,265	$—	2,564,465	$6	$484,926	$(470,661)	$14,271
Debt issuance costs, net	—	—	—	—	9,424	—	9,424
Common stock issued relating to settlement of contingent consideration	—	—	83	—	64	—	64
Pre-Funded Warrants exercised	—	—	268,827	1	—	—	1
Public Offering Warrants exercised	—	—	364,445	—	1,963	—	1,963
Demand Warrants issued	—	—	—	—	3,796	—	3,796
Loss on extinguishment of debt with related party	—	—	—	—	(521)	—	(521)
Warrants issued in debt financing, adjusted for repricing	—	—	—	—	278	—	278
Restricted stock units vested, net	—	—	32	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,506	—	2,506
Fractional shares issued in connection with reverse stock split	—	—	202,388	—	—	—	—
Net loss	—	—	—	—	—	(20,327)	(20,327)
Balance at September 30, 2024	3,770,265	$—	3,400,240	$7	$502,436	$(490,988)	$11,455

Balance at December 31, 2022	3,770,265	$—	301,861	$3	$448,415	$(442,741)	$5,677
Common stock issued for financing	—	—	22,646	—	—	—	—
Warrants issued in connection with Keep Well Notes	—	—	—	—	11,034	—	11,034
Loss on extinguishment of debt with related party	—	—	—	—	(2,153)	—	(2,153)
Restricted stock units vested, net	—	—	170	—	(3)	—	(3)
401(k) employer match	—	—	1,260	—	—	—	—
Stock-based compensation expense	—	—	—	—	2,340	—	2,340

Fractional shares issued in connection with reverse stock split	—	—	1,861	—	—	—	—
Net loss	—	—	—	—	—	(21,524)	(21,524)
Balance at September 30, 2023	3,770,265	$—	327,798	$3	$459,633	$(464,265)	$(4,629)

See notes to condensed consolidated financial statements.

ONTRAK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,327)	$(21,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,506	2,340
Write-off of other asset	—	100
Paid-in-kind interest expense	787	3,110
Gain on termination of operating lease	—	(471)
Depreciation expense	507	876
Amortization expense	281	3,924
Change in fair value of warrant liability	(5)	(26)
Debt issuance costs expensed related to Demand Notes	3,262	—
Demand Warrants expensed related to Demand Notes	2,659	—
Changes in operating assets and liabilities:
Accounts receivable	(29)	761
Unbilled receivables	(239)	102
Prepaid expenses and other assets	1,017	917
Accounts payable	(72)	(736)
Deferred revenue	(37)	(27)
Leases liabilities	(41)	(154)
Other accrued liabilities	590	(1,074)
Net cash used in operating activities	(9,141)	(11,882)
Cash flows from investing activities
Purchase of property and equipment	(102)	(196)
Net cash used in investing activities	(102)	(196)
Cash flows from financing activities
Proceeds from Demand Notes	7,000	—
Proceeds from Keep Well Notes	—	8,000
Proceeds from warrants exercised	1,963	—
Proceeds from Keep Well Agreement held in escrow	—	6,000
Debt issuance costs	—	(449)
Finance lease obligations	—	(126)
Financed insurance premium payments	(1,455)	(1,830)
Payment of taxes related to net-settled stock awards	—	(3)
Net cash provided by financing activities	7,508	11,592
Net change in cash and restricted cash	(1,735)	(486)
Cash and restricted cash at beginning of period	9,701	9,713
Cash and restricted cash at end of period	$7,966	$9,227

Supplemental disclosure of cash flow information:
Interest paid	$52	$55
Income taxes paid	5	3
Non-cash financing and investing activities:
Debt issuance costs	$9,424	$266
Warrants issued in connection with Demand Notes	3,796	—

Warrants issued in connection with Keep Well Notes	—	11,034
Loss on extinguishment of debt with related party	521	2,153
Financed insurance premium	228	284
Finance lease and accrued purchases of property and equipment	—	23
Common stock issued to settle contingent consideration	64	—

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

Going Concern
We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2024, our total cash was $8.0 million and we had working capital of approximately $1.5 million. For the nine months ended September 30, 2024, our average monthly cash burn rate from operations was $1.0 million.

On August 13, 2024, the Company entered into an agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, “Acuitas”) pursuant to which Acuitas agreed to purchase Committed Demand Notes (as defined in Note 10 below) in the original principal amount of $5.0 million in accordance with a schedule specified therein, subject to a limited offset right, and not to exercise its right to require that any amounts due under any Demand Note (as defined in Note 10 below) be paid until after August 30, 2025, subject to a limited exception. As of September 30, 2024, Committed Demand Notes with an aggregate principal amount of $2.5 million have been issued by the Company and purchased by Acuitas. In October 2024, Acuitas

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
purchased a Committed Demand Note with a principal amount of $1.0 million. See Note 14 below. As of the filing date of this report, Acuitas has not purchased the remaining $1.5 million in principal amount that was to be purchased no later than November 1, 2024. In addition, Acuitas may, in its sole discretion, elect to purchase up to an additional $5.5 million in principal amount of Demand Notes under the Keep Well Agreement (as defined in Note 10 below). Management is in active discussion with Acuitas with respect to the purchase of the remaining $1.5 million in principal amount of Committed Demand Notes and some or all of the additional $5.5 million in principal amount of Demand Notes. The Company cannot predict if or when Acuitas will purchase the remaining $1.5 million in principal amount of Committed Demand Notes or will elect to purchase some or all of the additional $5.5 million in principal amount of Demand Notes.

As of September 30, 2024, $9.8 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding. As of the filing date of this report, approximately $11.1 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $8.6 million of which is represented by Demand Notes (including Committed Demand Notes) payable at any time after August 30, 2025 upon demand of the holder (see Note 10 below for more information) and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

In October 2024, the Company received a total of $1.5 million of cash proceeds from the exercise of warrants the Company issued in its public offering consummated in November 2023. See Note 14 below. Assuming the exercise in full of the warrants the Company issued in such public offering at their current exercise price and that the exercise price is paid in cash, the Company would receive gross proceeds of approximately $13.7 million. There can be no assurance that all or any portion of such warrants will be exercised.

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline, two of which are in or near the final proposal and approval phase, as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.
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

Based on the Company's current analysis of the conditions described above and the Company's forecast of its future operating results, the Company does not believe that its cash on hand and other sources of capital will be sufficient to allow the Company to meet its obligations as they come due and to continue its operating activities for at least the next 12 months from the date the financial statements in this report are released. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Reverse Stock Split

At the annual meeting of the Company's stockholders held on September 10, 2024 (the “2024 Meeting”), the Company’s stockholders approved a proposal to give the Company’s board of directors the authority, at its discretion, to file a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company's issued common stock at a ratio that is not less than 1-for-2 and not greater than 1-for-15, without reducing the authorized number of shares of the Company’s common stock, with the final ratio to be selected by the Company’s board of directors in its discretion, and to be effected, if at all, in the sole discretion of the Company’s board of directors at any time within one year of the date of the 2024 Meeting without further approval or authorization of the Company’s stockholders. Subsequently, the Company's board of directors determined to effect a reverse split at a ratio of 1-for-15, which was effective at 12:01 a.m. Eastern Time on September 23, 2024 (the “2024 Reverse Stock Split”). Fractional shares of the Company’s common stock resulting from the reverse split were automatically rounded up to the nearest whole share. The Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of trading on September 23, 2024. The Company’s common stock continues to trade under the symbol “OTRK,” but was assigned a new CUSIP number (683373401).

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the 2024 Reverse Stock Split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the 2024 Reverse Stock Split, were proportionally adjusted.

All common share and common stock per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the 2024 Reverse Stock Split.

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

Note 2. Restricted Cash
The following table provides a reconciliation of total cash and restricted cash as presented in the Company's condensed consolidated statement of cash flows for the periods presented (in thousands):

	September 30,
	2024	2023
Cash	$7,966	$3,227
Restricted cash - current:
Cash in escrow (1)	—	6,000
Subtotal - Restricted cash - current	—	6,000
Cash and restricted cash	$7,966	$9,227
____________
(1) Represents cash received under the Keep Well Agreement in June 2023 and held in a separate account pursuant to the terms of the Keep Well Agreement. See Note 10 below for more information. The amount was included in "Other accrued liabilities" on the Company's condensed consolidated balance sheet as of September 30, 2023.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 3. Receivables and Revenue Concentration
The following table is a summary of concentration of credit risk by customer revenues as a percentage of our total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2024	2023	2024	2023
Customer A	68.2%	57.8%	63.9%	55.4%
Customer B	30.5	2.9	23.5	2.7
Customer C	—	32.6	7.1	33.8
Remaining customers	1.3	6.7	5.5	8.1
Total	100.0%	100.0%	100.0%	100.0%

The Company had $0.03 million of accounts receivable and $0.4 million of unbilled receivable as of September 30, 2024, respectively. The Company had no accounts receivable and $0.2 million of unbilled receivable as of December 31, 2024, respectively.

The Company applies the specific identification method for assessing provision for credit losses. There was no bad debt expense during either of the three or nine months ended September 30, 2024 or 2023.
Customer Notifications

On October 2, 2024, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024. See Note 14 below for more information.

On October 10, 2023, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after February 2024. The customer advised us to cease enrollment of any new members from that customer immediately. The customer also informed us that its decision was related to the customer’s change in strategy and not reflective of the performance or value of the Company’s services. The Company billed this customer $0.5 million for services rendered from January 2024 through February 2024, and received full payment of such invoiced amount in March 2024.
Other Receivable - Insurance Recoveries
The Company is involved in various securities class actions and purported stockholder derivative complaints, and the Company has incurred legal costs related to the SEC/Department of Justice (the "DOJ") investigation of the Company's former Chief Executive Officer and Chairman of the Board of Directors, as described in Note 13 below. The Company maintains a corporate liability insurance policy which provides coverage for legal defense costs. The terms of this insurance policy provide that the insurer will pay the third party directly on behalf of the Company for such legal defense costs. Based on the Company's analysis, the Company's obligation as the primary obligor of the invoices for legal defense costs has not been transferred to the insurer and as such, the Company records these costs as an other receivable with a corresponding liability on its consolidated balance sheet. As of September 30, 2024, the Company submitted cumulative claims for legal defense costs totaling approximately $4.9 million, of which $4.3 million has been paid by the insurer to the third parties. The Company has $0.6 million of claims for legal defense costs recorded as other receivable included in "Prepaid expenses and other current assets" and $0.6 million as part of "Other accrued liabilities" on its condensed consolidated balance sheet as of September 30, 2024.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
Software	$4,736	$4,575
Computers and equipment	401	416
ROU assets - finance lease	268	300
Software development in progress	—	59
Subtotal	5,405	5,350
Less: Accumulated depreciation and amortization	(4,896)	(4,437)
Property and equipment, net	$509	$913

Total depreciation and amortization expense relating to property and equipment presented above was $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, and $0.5 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Capitalized Internal Use Software Costs

During the three months ended September 30, 2024 and 2023, the Company capitalized $0.02 million and $0.07 million, respectively, of costs relating to development of internal use software, and recorded $0.2 million and $0.3 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

During the nine months ended September 30, 2024 and 2023, the Company capitalized $0.1 million and $0.2 million, respectively, of costs relating to development of internal use software, and recorded $0.5 million and $0.8 million, respectively, of amortization expense relating to capitalized internal use software, which was included in total depreciation and amortization expense as described above.

Note 5. Goodwill and Intangible Assets

Goodwill

The carrying amount of indefinite-lived goodwill was $5.7 million as of September 30, 2024 and December 31, 2023.

Intangible Assets

The following table sets forth amounts recorded for intangible assets subject to amortization (in thousands):

		At December 31, 2023
	Weighted Average Estimated Useful Life (years)	Gross Value	Accumulated Amortization	Net Carrying Value
Acquired software technology	3	$3,500	$(3,500)	$—
Customer relationships	5	270	(171)	99
Total		$3,770	$(3,671)	$99

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2024, the Company's acquired software technology and customer relationships presented in the table above were fully amortized. Amortization expense for intangible assets presented above was $0.3 million for the three months ended September 30, 2023, and $0.1 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

Note 6. Restructuring, Severance and Related Costs

In each of 2023 and 2024, the Company implemented restructuring plans as part of management's continued cost saving measures in order to reduce its operating costs, optimize its business model and help align with its previously stated strategic initiatives.

In February 2024, approximately 21% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.3 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2024. The headcount reductions were completed by May 2024.

In March 2023, approximately 19% of the Company's employee positions were eliminated and the Company incurred a total of approximately $0.5 million of one-time termination related costs, including severance payments and benefits payable to the impacted employees, which have been recorded as part of "Restructuring, severance and related costs" on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2023. The headcount reductions were completed by May 2023.

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
Basic and diluted net loss per common share were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(5,580)	$(6,418)	$(20,327)	$(21,524)
Dividends on preferred stock - undeclared	(2,239)	(2,239)	(6,716)	(6,716)
Net loss attributable to common stockholders	$(7,819)	$(8,657)	$(27,043)	$(28,240)

Weighted-average shares of common stock outstanding	4,420	327	4,297	322
Net loss per common share - basic and diluted	$(1.77)	$(26.47)	$(6.29)	$(87.70)

Included in the weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2024 are a total of 1,299,575 common shares (18,333,333 common shares before giving effect to the 2024 Reverse Stock Split) issuable upon the exercise of Private Placement Pre-funded Warrants (as defined and described in Note 10 below), which are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The following number of shares issuable upon exercise of stock options and warrants outstanding as of September 30, 2024 and 2023 have been excluded from the diluted earnings per share calculation as their effect would be anti-dilutive:

	September 30,
	2024	2023
Warrants to purchase common stock	18,314,885	1,344,342
Options to purchase common stock	4,039,659	78,618
Total	22,354,544	1,422,960

Equity Offerings

Common Stock

In February 2023, pursuant to the terms of the Keep Well Agreement, the Company issued to Acuitas 22,646 shares of the Company's common stock, after giving effect to the 1-for-6 reverse stock split, approved at the special meeting of the Company's stockholders held in February 2024, effected by the Company on July 27, 2023 (the “2023 Reverse Stock Split”) and the 2024 Reverse Stock Split.
Preferred Stock

In 2020, the Company completed the issuance of a total of 3,770,265 shares of 9.50% Series A Cumulative Perpetual Preferred Stock (the "Series A Preferred Stock"). The Company, generally, may not redeem the Series A Preferred Stock until August 25, 2025, except upon the occurrence of a Delisting Event or Change of Control (as defined in the Certificate of Designations establishing the Series A Preferred Stock), and on and after August 25, 2025, the Company may, at its option, redeem the Series A Preferred Stock, in whole, at any time, or in part, from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company or exchanged for shares of common stock in connection with a Delisting Event or Change of Control. Holders of Series A Preferred Stock generally have no voting rights, but have limited voting rights if the Company fails to pay dividends in respect of the Series A Preferred Stock for six or more quarters, whether or not declared or consecutive and in certain other events, including the right, voting separately as a single class, to elect two individuals to the Company's Board of Directors. Such director election right commenced on August 31, 2023 since the Company did not pay the dividend payable on that date or in respect of the five prior quarters.

Holders of Series A Preferred Stock of record at the close of business of each respective record date for quarterly dividends (February 15, May 15, August 15 and November 15 of each year) are entitled to receive, when, as and if declared by our board of directors, out of funds legally available for the payment of dividends, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Dividends, if and when declared by our board of directors, are payable quarterly in arrears, every February 28, May 30, August 31, and November 30, as applicable. At September 30, 2024, we had total undeclared dividends of $23.1 million.

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

Note 8. Stock-Based Compensation

The Company's Amended and Restated 2017 Stock Incentive Plan (the “A&R 2017 Plan”), 2017 Stock Incentive Plan (the “2017 Plan”) and 2010 Stock Incentive Plan (the “2010 Plan” and together with the A&R 2017 Plan and 2017 Plan, the "Plans") provide for the issuance of 4,856,650 shares of the Company's common stock. The A&R 2017 Plan has an “evergreen” feature pursuant to which on the first day of each fiscal year beginning with January 1, 2025 and through and including January 1, 2034,

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
3% of the number of shares outstanding on the first day of the applicable fiscal year will be automatically added to the share pool reserve; provided that the number of shares that may be added pursuant to the evergreen feature each fiscal year will not exceed 900,000 or such lesser number determined by our board of directors. The Company has granted stock options to employees, members of the Company's board of directors, and certain outside consultants, and restricted stock units ("RSUs") to employees and members of the Company's board of directors. The terms and conditions upon which options vest vary among grants; however, options expire no later than ten years from the date of grant and awards granted to employees and members of the Company's board of directors generally vest over one to four years on a straight-line basis. The terms and conditions upon which RSUs vest vary among grants; however, RSUs generally vest over three to five years on a straight-line basis. As of September 30, 2024, the Company had 4,043,574 shares of common stock in the aggregate subject to outstanding stock options and RSUs and 935,150 shares available for issuance under the A&R 2017 Plan (assuming that all awards outstanding as of such date are ultimately settled for their full number of shares and are not forfeited or modified).

Stock-based compensation expense was $1.7 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively.
The assumptions used in the Black-Scholes option-pricing model were as follows:

Nine Months Ended September 30, 2024
Volatility	96.0% - 98.0%
Risk-free interest rate	3.52% - 4.52%
Expected life (in years)	3.52 - 4.66
Dividend yield	0%

The expected volatility assumptions have been based on the historical and expected volatility of our stock and the stock of comparable companies, measured over a period generally commensurate with the expected term or acceptable period to determine reasonable volatility. The weighted average expected life of options for the nine months ended September 30, 2024 reflects the application of the simplified method prescribed in SEC Staff Accounting Bulletin (“SAB”) No. 107 (as amended by SAB 110), which defines the expected life of options as the average of the contractual term of the options and the weighted average vesting period for all option tranches.
Stock Options - Employees and Directors
A summary of stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2023	77,566	$99.58
Granted	4,076,172	3.38
Forfeited	(114,079)	33.93
Outstanding as of September 30, 2024	4,039,659	4.37

Options vested and exercisable as of September 30, 2024	75,236	$52.98

The stock options granted, as presented in the table above, includes options to purchase 3.9 million shares of the Company's common stock granted in June 2024 to the Company's employees and members of the Company's board of directors, all of which were subject to stockholder approval of the A&R 2017 Plan, which was obtained on September 10, 2024, at the Company's 2024 annual meeting of stockholders.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
As of September 30, 2024, there was $9.9 million of unrecognized compensation cost related to non-vested share-based compensation arrangements granted to the Company's employees and members of the Company's board of directors under the Plans. These costs are expected to be recognized over a weighted-average period of approximately 3.49 years.
Restricted Stock Units - Employees
The Company estimates the fair value of RSUs based on the closing price of its common stock on the date of grant. The following table summarizes our RSU award activity issued under the Plans:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2023	8,043	$196.00
Vested and settled	(3,894)	109.62
Forfeited	(234)	2,946.96
Non-vested at September 30, 2024	3,915	117.48

As of September 30, 2024, there was $0.4 million of unrecognized compensation costs related to unvested outstanding RSUs. These costs are expected to be recognized over a weighted-average period of approximately 0.92 years.
Warrants - Non-employees
The Company has issued warrants to purchase shares of the Company's common stock that have been approved by the Company's board of directors. A summary of warrants activity was as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2023	8,097,896	$8.94
Granted	27,981,651	4.75
Exercised	(673,352)	2.92
Cancelled	(15,791,735)	7.53
Outstanding as of September 30, 2024	19,614,460	4.30
Warrants exercisable as of September 30, 2024	19,614,460	4.30
The number of shares of the Company's common stock subject to warrants granted and warrants cancelled as presented in the table above each include and give effect to the adjustment to the exercise price of Public Offering Warrants and Private Placement Warrants (as such terms are defined in Note 10 below) pursuant to the waivers entered into by each holder of such warrants (discussed in Note 10 below). In accordance with the terms of such waivers, the exercise price per share of all outstanding Public Offering Warrants and Private Placement Warrants was reduced to $0.36 on March 28, 2024, further reduced to $0.3442 on April 5, 2024 and further adjusted to $4.8557 to reflect the 2024 Reverse Stock Split, and simultaneously with each exercise price adjustments, the number of shares of common stock issuable upon exercise was increased proportionally, such that the aggregate exercise price of the warrants, after taking into account the adjustment in the exercise price, was equal to the aggregate exercise price before the adjustment in the exercise price. The exercise price reduction described above has been reflected as a cancellation of the previously issued warrants and grant of new warrants.
Also included in the number of shares of the Company's common stock subject to warrants granted as presented in the table above are Demand Warrants (as such term is defined in Note 10 below) granted in June 2024 through September 2024 by the Company to Acuitas to purchase a total of 3.9 million shares of the Company's common stock with exercise prices ranging from $2.63 to $4.8557. See Note 10 below for more information.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

Nine Months Ended September 30, 2024
Volatility	93% - 98%
Risk-free interest rate	3.58% - 3.63%
Expected life (in years)	3.33 - 5.00
Dividend yield	0%
Note 9. Leases
The Company determines whether an arrangement is a lease, or contains a lease, at inception and recognizes right-of-use assets and lease liabilities, initially measured at present value of the lease payments, on the Company's balance sheet and classifies the leases as either operating or finance leases. The Company leases office space in Henderson, Nevada, which previously served as the Company's headquarters and currently serves as the administrative office for certain of the Company's back-office functions, and in Rosemont, Illinois, which are accounted for as operating leases. The Rosemont, Illinois lease expired in June 2023. In September 2023, the Company entered into a month-to-month lease for a virtual office space in Miami, Florida, which serves as the Company's headquarters. The Company leases various computer equipment used in the operation of its business, which are accounted for as finance leases. The operating lease agreement for the Henderson, Nevada office is for a total of 2,721 square feet of office space for lease term of 58 months. The Company's finance leases are generally for 36 month terms. The Company had no finance leases during either of the three or nine months ended September 30, 2024, or as of September 30, 2024 and December 31, 2023.

In April 2022, the Company entered into a sublease agreement with a subtenant for 100% of the office space the Company leased in Santa Monica, California. The sublease agreement commenced in June 2022 and provided for an expiration date of July 17, 2024, unless sooner terminated. On February 16, 2023, the Company, the landlord and the subtenant entered into a lease and sublease termination agreement for the office space, with a termination date of February 28, 2023. The Company agreed to pay to the landlord a $0.1 million early termination fee and monthly fixed rent for March and April 2023, and the subtenant agreed to pay to the Company monthly fixed sublease payments for March and April 2023. As a result of the lease termination, the Company wrote-off $0.3 million of operating lease right-of-use assets, and $0.6 million and $0.2 million of current and long-term operating lease liabilities, respectively, resulting in a non-cash gain of $0.5 million included in "Other income, net" on the Company's condensed consolidated statement of operations for the nine months ended September 30, 2023.
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
Quantitative information for our leases is as follows (in thousands):

Condensed Consolidated Balance Sheets	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets
Operating lease assets	"Operating lease right-of-use-assets"	$158	$195
Total lease assets		$158	$195
Liabilities
Current
Operating lease liabilities	"Current portion of operating lease liabilities"	$65	$56
Non-current
Operating lease liabilities	"Long-term operating lease liabilities"	117	166
Total lease liabilities		$182	$222

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Condensed Consolidated Statements of Operations	2024	2023	2024	2023
Operating lease expense	$20	$20	$61	$139
Short-term lease rent expense	1	1	3	2
Variable lease expense	—	—	—	23
Operating sublease income	—	—	—	(65)
Total rent expense	$21	$21	$64	$99
Finance lease expense
Amortization of leased assets	$—	$16	$—	$66
Interest on lease liabilities	—	1	—	4
Total	$—	$17	$—	$70

	Nine Months Ended September 30,
Condensed Consolidated Statements of Cash Flows	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$65	$200
Financing cash flows from finance leases	—	126
Other
Cash received for operating sublease	—	97

Other Information	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	2.4	3.2
Weighted-average discount rate (%):
Operating leases	16.25%	16.25%
Finance leases	—	15.15%
The following table sets forth maturities of our lease liabilities (in thousands):

Operating Leases	September 30, 2024
Remainder of 2024	$22
2025	90
2026	93
2027	16
Total lease payments	221
Less: imputed interest	(39)
Present value of lease liabilities	182
Less: current portion	(65)
Lease liabilities, non-current	$117

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 10. Debt

Keep Well Agreement

On April 15, 2022, the Company entered into a Master Note Purchase Agreement (the “Original Keep Well Agreement”) with Acuitas, an entity indirectly wholly owned and controlled by Terren S. Peizer, the Company’s former Chief Executive Officer and Chairman. The Original Keep Well Agreement was amended on each of August 12, 2022 (the “First Amendment”), November 19, 2022 (the “Second Amendment”), December 30, 2022 (the “Third Amendment”), June 23, 2023 (the “Fourth Amendment”), October 31, 2023 (the “Fifth Amendment”), March 28, 2024 (the “Sixth Amendment”) and August 13, 2024 (the “August 2024 Amendment”). The Company refers to the Original Keep Well Agreement as amended to date as the “Keep Well Agreement.”

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

The Keep Well Agreement also includes the following financial covenants: a requirement that annualized consolidated recurring revenue for the preceding twelve months be at least $11.0 million tested monthly, and a requirement that consolidated liquidity must be greater than $5.0 million at all times. The Company was in compliance with such financial covenants as of September 30, 2024.

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

The Second Amendment, the Third Amendment and Fourth Amendment to the Keep Well Agreement

Under the Second Amendment and the Third Amendment, many of the conditions precedent to the Company’s ability to borrow, and Acuitas’ obligation to lend, were eliminated, the Company’s obligation to pay accrued interest on a monthly basis was eliminated, and instead accrued interest will be added to the principal amount of the applicable secured note issued under the Keep Well Agreement, the financial covenant that the Company’s consolidated recurring revenue be at least $15.0 million was reduced to $11.0 million, and (a) the minimum conversion price of the Keep Well Notes (as defined below) and (b) the minimum dollar amount to which the denominator will be reduced for purposes of calculating the warrant coverage on future borrowings under the Keep Well Agreement, was revised to be $0.15 (subject to adjustment for stock splits or other recapitalizations that affect all common stockholders proportionately). The $0.15 referenced in the preceding sentence was adjusted to $0.90 after giving effect to the 2023 Reverse Stock Split. See discussions below for further adjustments.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
•per the Second Amendment, the funding structure was changed from borrowings as needed from time to time at the election of the Company, to the Company agreeing to borrow, and Acuitas agreeing to lend, subject to the conditions in the Keep Well Agreement (which conditions were also amended as described above), the entire then-remaining amount of $14.0 million as follows: $4.0 million in each of January (which was borrowed on January 5, 2023), March (which was borrowed on March 6, 2023) and June 2023, and $2.0 million in September 2023; the funding structure was further amended in the Fourth Amendment with respect to the $4.0 million and $2.0 million that was supposed to be funded in June 2023 and September 2023, respectively, as described below;
•per the Fourth Amendment, in lieu of the $4.0 million and $2.0 million that was supposed to be funded in June 2023 and September 2023 as described above (and in full satisfaction of Acuitas’ obligation to purchase Keep Well Notes from the Company), Acuitas agreed to deliver to the Company for deposit and to be held by the Company in a segregated account established by the Company (the proceeds so deposited, the “Escrowed Funds” and the account into which the proceeds are so deposited, the “Escrow Account”): (i) $4.0 million on June 23, 2023 (which was received by the Company on June 26, 2023); and (ii) $2.0 million on September 1, 2023 (which was received by the Company on September 7, 2023);
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

A “Qualified Financing” generally means any financing in which the Company issues or sells any of its equity securities for cash to one or more third party investors resulting in gross proceeds to the Company of at least $10.0 million exclusive of any amount invested by Acuitas in such financing. For a discussion regarding an amendment to the definition of Qualified Financing as well as investment of Escrowed Funds and conversion of Keep Well Notes, as described below, see “Fifth Amendment to Keep Well Agreement" below.

Conversion of Keep Well Notes

Following approval of the Company’s stockholders obtained at a special meeting of stockholders held in February 2023 (the “2023 Special Meeting”), Acuitas, at its option, has the right to convert the entire principal amount of the secured notes issued under the Keep Well Agreement, plus all accrued and unpaid interest thereon, in whole or in part, into shares of the Company’s common stock at a conversion price equal to the lesser of (i) $0.40 per share and (ii) the greater of (a) the closing price of the Company’s common stock on the trading day immediately prior to the applicable conversion date and (b) $0.15 (the “Conversion Right”). The $0.40 and $0.15 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $2.39 and $0.90, respectively, after giving effect to the 2023 Reverse Stock Split. See further discussion under “Sixth Amendment and August 2024 Amendment - Surviving Note” below.

Each Original Keep Well Note outstanding as of the date of stockholder approval was deemed to be amended to contain the Conversion Right. The Company refers to such Original Keep Well Notes, as so amended, and to all other secured notes issued under the Keep Well Agreement, as the “Keep Well Notes” below.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Under the terms of the Second Amendment, if the reverse stock split approved at the 2023 Special Meeting is effected, then:

(1) the exercise price of each warrant issued pursuant to the Keep Well Agreement that is outstanding as of the effective time of the reverse stock split would be reduced to the lesser of (i) the volume-weighted average price of the Company’s common stock over the five trading days beginning on the trading day that commences immediately after the effective time of the reverse stock split (the “Reverse Stock Split Price”) and (ii) the exercise price after giving effect to the adjustment thereto as a result of the reverse stock split (the lesser of (i) and (ii), the “Post-Stock Split Price”), subject to further reduction as described below; and

(2) the Warrant Coverage Denominator would be reduced to the greater of $0.15 ($0.90 as adjusted for the 2023 Reverse Stock Split) and the Post-Stock Split Price, subject to further reduction as described below.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Additional Commitment Shares

As a result of stockholder approvals obtained at the 2023 Special Meeting, the Company issued to Acuitas 22,646 shares of the Company's common stock (after giving effect to the 2023 Reverse Stock Split and 2024 Reverse Stock Split).

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Surviving Note. Under the Fifth Amendment, the maturity date of the Surviving Note was extended from September 30, 2024 to May 14, 2026, which date is two years and six months after the closing date of the offering that constituted a Qualified Financing, unless the Surviving Note becomes due and payable in full earlier, whether by acceleration or otherwise. In addition, if the Offering Price is lower than $0.90, then, subject to the effectiveness of the Fifth Amendment Stockholder Approval Matters, the $0.90 floor on the conversion price of the Surviving Note would be replaced with the Offering Price. On December 20, 2023, upon the effectiveness of the Fifth Amendment Stockholder Approval Matters (as defined below), the $0.90 conversion price of the Surviving Note was reduced to $0.60, the Public Offering Price, discussed below.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

Because the Public Offering Price was less than the conversion price at which Keep Well Notes were converted in the Notes Conversion, in December 2023 (1) the Company issued to Acuitas 9,027,395 additional shares of common stock, which when added with the shares of common stock issued in respect of the Notes Conversion, equaled the total number of shares of common stock that the Company would have issued in respect of the Notes Conversion if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price; and (2) the exercise price of the Conversion Warrant was reduced to the Public Offering Price and the number of shares of common stock subject to the Conversion Warrant was increased by an additional 9,027,395 shares to equal the number of shares of common stock that would have been subject to the Conversion Warrant if the Keep Well Notes converted in the Notes Conversion were converted at a conversion price equal to the Public Offering Price.

Sixth Amendment and August 2024 Amendment

Issuance of Demand Notes and Warrants. Under the Sixth Amendment, the Company agreed to issue and sell to Acuitas, in Acuitas’ sole discretion, up to $15 million of senior secured convertible promissory notes (each a “Sixth Amendment Note”).

Under the August 2024 Amendment, Acuitas agreed to purchase $5.0 million of the Sixth Amendment Notes (the “Committed Demand Notes”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024. The Company refers to the Sixth Amendment Notes, including the Committed Demand Notes, as the “Demand Notes.” To the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after August 13, 2024 and on or before November 1, 2024, in its sole discretion, Acuitas has the right to elect to reduce the amount of Committed Demand Notes to be purchased on a dollar-for-dollar basis (the “Offset Right”). Under the August 2024 Amendment, Acuitas also agreed not to exercise its right to require that any amounts due under any Demand Note be paid until after August 30, 2025. Notwithstanding the foregoing, if Acuitas has purchased all $5.0 million of the Committed Demand Notes, less any amounts not purchased pursuant to its exercise of the Offset Right, and the Company receives any proceeds from a capital contribution or the issuance of any capital stock after November 1, 2024, Acuitas, in its sole discretion, may require that the net proceeds therefrom be applied to pay any amounts due under the Committed Demand Notes. The terms of the Demand Notes are substantially similar to the Surviving Note, except the amounts due under the Demand Notes are payable upon demand of the holder at any time after August 30, 2025.

The Company issued and sold Demand Notes to Acuitas in the original principal amount of $1.5 million on each of April 5, 2024, May 8, 2024, June 5, 2024 and August 28, 2024, and $1.0 million on September 30, 2024. As of September 30, 2024, in Acuitas’ sole discretion, Acuitas could purchase from the Company, and the Company would issue and sell to Acuitas, up to an additional $8.0 million in principal amount of Demand Notes.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
In connection with each Demand Note purchased by Acuitas from the Company, the Company agreed to issue to Acuitas (or an entity affiliated with Acuitas, as designated by Acuitas) a warrant (“Demand Warrant”) to purchase such number of shares of the Company’s common stock that results in 200% warrant coverage.

The initial exercise price of each Demand Warrant issued with respect to: (a) the first $4.5 million of principal amount of Demand Notes purchased by Acuitas, was the lesser of (i) $4.8557 (after giving effect to the reduction of the exercise price of the Public Offering Warrants and the Private Placement Warrant (collectively, the “November 2023 Warrants”) that occurred on April 5, 2024 as described below, and the 2024 Reverse Stock Split) and (ii) the greater of (1) the consolidated closing bid price of the Company’s common stock as reported on The Nasdaq Stock Market or such other exchange on which the Company’s common stock is listed (the “Exchange”) immediately preceding the time the applicable Demand Note is deemed issued by the Company and (2) $1.69 (after giving effect to the 2024 Reverse Stock Split), subject to adjustment for stock splits and similar transactions; and (b) any subsequent Demand Notes, will be the consolidated closing bid price of the Company’s common stock as reported on the Exchange immediately preceding the time the applicable Demand Note is deemed issued by the Company.

Following the occurrence of the Sixth Amendment Stockholder Approval Effective Date (as defined below), the Company issued Demand Warrants to Acuitas in respect of the Demand Notes issued to Acuitas in the original principal amount of $1.5 million on each of April 5, 2024, May 8, 2024, June 5, 2024 and August 28, 2024, and $1.0 million on September 30, 2024. In the aggregate, such Demand Warrants allow the holder thereof to purchase a total of 3.9 million shares of the Company's common stock (after giving effect to the 2024 Reverse Stock Split) at per share exercise prices ranging from $2.63 to $4.8557 (after giving effect to the 2024 Reverse Stock Split). The Company determined the relative fair value of such Demand Warrants issued through June 2024 and recorded a total of $2.7 million of expense included in "Debt issuance costs" in its condensed consolidated statement of operation for the nine months ended September 30, 2024. Also, the Company analyzed and determined that the relative fair value of such Demand Warrants issued relating to the Committed Demand Notes under the August 2024 Amendment are to be amortized using effective interest method through August 30, 2025 and as such, $1.1 million of debt discount was recorded on the Company's condensed consolidated balance sheet as of September 30, 2024.

The exercise price of each Demand Warrant is subject to further adjustment in accordance with the terms of the Demand Warrant and the Sixth Amendment. Each Demand Warrant has a term of five years and the other terms of the Demand Warrants are substantially similar to the terms of the November 2023 Warrants. See “Warrant Adjustment Provisions,” below.

Sixth Amendment Stockholder Approval. The Company was required to seek stockholder approval in accordance with the Nasdaq listing rules of (a) the issuance of the (x) Demand Warrants, (y) the New Keep Well Warrants and (z) the Demand Notes, (b) the issuance of the shares of the Company’s common stock upon exercise or conversion, as applicable, of the Demand Warrants, the New Keep Well Warrants, and the Demand Notes, and (c) any other terms of the Sixth Amendment that require approval of the Company’s stockholders under the Nasdaq listing rules (the “Sixth Amendment Stockholder Approval Matters”).

On April 22, 2024, Acuitas, who owned a majority of the outstanding shares of the Company’s common stock as of that date, executed and delivered to the Company a written consent approving the Sixth Amendment Stockholder Approval Matters. The Company filed an information statement regarding the Sixth Amendment Stockholder Approval Matters with the SEC on May 13, 2024 and mailed such information statement to the holders of its common stock. The actions approved by such consent became effective on June 2, 2024 (the “Sixth Amendment Stockholder Approval Effective Date”).

Replacement of Keep Well Warrants. Following the occurrence of the Sixth Amendment Stockholder Approval Effective Date, the Company issued to each holder of each warrant to purchase shares of the Company’s common stock issued under the Keep Well Agreement outstanding as of the Sixth Amendment Stockholder Approval Effective Date (any such warrant, a “Replaced Keep Well Warrant”), in exchange therefor, a warrant to purchase shares of the Company’s common stock (a “New Keep Well Warrant”) substantially in the form of the Demand Warrant, and each Replaced Keep Well Warrant was deemed automatically cancelled. Each New Keep Well Warrant has (a) the same issuance date as the Replaced Keep Well Warrant in respect of which it was issued, (b) a term of five years from the original issuance date of the Replaced Keep Well Warrant in respect of which it was issued, and (c) an initial exercise price equal to $0.3442 (after giving effect to the reduction of the exercise price of the November 2023 Warrants that occurred on April 5, 2024 described below), subject to further adjustment in accordance with its terms and the terms of the Sixth Amendment. The $0.3442 referenced in the preceding sentence is subject to adjustment for stock splits and similar corporate actions, and was adjusted to $4.8557 after giving effect to the 2024 Reverse Stock Split.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Surviving Note. Effective as of the Sixth Amendment Stockholder Approval Effective Date, the conversion price of the Surviving Note was reduced from $0.60 to the lesser of (i) $0.36, and (ii) the greater of (a) the consolidated closing bid price of the Company’s common stock as reported on the Exchange on the trading day that is immediately prior to the applicable conversion date of such note and (b) $0.12, subject to further adjustment in accordance with its terms. The Company concluded that this modification of the conversion price of the Surviving Note was a substantially different term as provided in the Sixth Amendment, and therefore extinguishment of original debt and recognition of new debt is appropriate. As such, the Company recorded a $0.5 million loss on extinguishment of debt, which was recorded as part of additional paid in capital since the debt transaction is with Acuitas, a significant shareholder. The $0.60, $0.36 and $0.12 referenced in the preceding sentence are subject to adjustment for stock splits and similar corporate actions, and were adjusted to $9.00, $5.40 and $1.80, respectively, after giving effect to the 2024 Reverse Stock Split.

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

The lowest VWAP on any trading day during the Restricted Transaction Measuring Period (the five trading day ended on April 5, 2024) was $0.3442 and accordingly, the exercise price of the November 2023 Warrants was reduced to $0.3442 per share, subject to further adjustment in accordance with the terms of the Investor Waivers and the November 2023 Warrants. The $0.3442 referenced in the preceding sentence is subject to adjustment for stock splits and similar corporate actions, and was adjusted to $4.8557, after giving effect to the 2024 Reverse Stock Split.

In order to enter into the Sixth Amendment, as described above, the Company and the holders of the Public Offering Warrants and Private Placement Warrants agreed to adjust the exercise price and simultaneously increase the number of shares of the Company's common stock issuable upon exercise of the Public Offering Warrants and Private Placement Warrants, as described above. The Company deemed these modifications of warrants to be debt issuance costs, which was recorded at their relative fair value of $10.7 million. A cumulative total of $10.9 million of debt issuance costs (the foregoing $10.7 million plus $0.2 million of legal cost) was recorded as an other long-term asset included in "Other assets" on the Company's condensed consolidated balance sheet. As of September 30, 2024, $3.3 million of such debt issuance costs, representing a proportionate amount relative to the $4.5 million of Demand Notes that have been issued through August 12, 2024, has been expensed and included in "Debt issuance costs" in the Company's condensed consolidated statement of operation for the nine months ended September 30, 2024, and $1.8 million of such debt issuance costs, representing a proportionate amount relative to the $2.5 million of Demand Notes that

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
have been issued from August 13, 2024 through September 30, 2024, has been recorded as debt issuance costs, which are being amortized using the effective interest method through August 30, 2025.

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

•Adjustment in May 2026. On May 14, 2026, the exercise price of the warrants will be reduced to the greater of (i) $2.376 per share (as adjusted for the 2024 Reverse Stock Split) and (ii) the lesser of (x) the then exercise price and (y) the lowest volume weighted average price of the Company's common stock on any trading day during the five trading day period immediately before May 14, 2026.

•Alternative Exercise Price Following Certain Issuances. If the Company issues or sells, or enters into any agreement to issue or sell, any common stock, common stock equivalents, or rights, warrants or options to purchase shares of its capital stock or common stock equivalents that are issuable or convertible into or exchangeable or exercisable for shares of the Company's common stock at a price which varies or may vary with the market price of our common stock (excluding customary adjustments in the event of stock dividends, stock splits, reorganizations or similar events), the holder will have the right, in its sole discretion, to substitute the variable price for the exercise price of its warrants.

•Adjustment for Stock Combination Events. In the event of stock dividends, stock splits, reorganizations or similar events affecting the Company's common stock (a “Stock Combination Event”), if the Event Market Price (as defined below) is less than the exercise price of the warrants then in effect (after giving effect to customary adjustments thereto as a result of the event), then on the 16th trading day immediately following the Stock Combination Event, the exercise price of the warrants will be reduced to the Event Market Price. “Event Market Price” means, with respect to any Stock Combination Event, the quotient determined by dividing (x) the sum of the VWAP of the Company's common stock for each of the five lowest trading days during the 20 consecutive trading day period ending and including the trading day immediately preceding the 16th trading day after the date of such Stock Combination Event, by (y) five.

•Adjustment Upon Restricted Investor Subsequent Placement. If at any time prior to June 20, 2027, the Company (1) grants, issues or sells (or enters into any agreement to grant, issue or sell) any shares of common stock, non-convertible indebtedness and/or common stock equivalents to Acuitas that results in a reduction of the exercise price in accordance with the terms of the warrants, or (2) consummates (or enters into any agreement with respect to) any other financing with Acuitas (any transaction described in clause (1) or (2), other than certain exempt issuances, a “Restricted Transaction”) and the exercise price of the warrants is greater than the lowest VWAP of the Company's common stock on any trading day during the five trading day period immediately following the public announcement of such Restricted Transaction, then the exercise price of the warrants will be reduced to the lowest VWAP on any trading day during such five trading day period.

•Adjustment for Dilutive Issuances. If the Company issues (or enters into any agreement to issue) any shares of its common stock or common stock equivalents, excluding certain exempt issuances, for a consideration per share less than the exercise price of the warrants in effect immediately prior to such issuance or deemed issuance, then the exercise price of the warrants will be reduced to an amount equal to the consideration per share at which the common stock or common stock equivalents were issued or deemed issued.

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

In the event of a fundamental transaction, as described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants and which generally includes any reorganization, recapitalization or reclassification of our common stock, the sale, transfer or other disposition of all or substantially all of the Company's properties or assets, the Company's consolidation or

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
merger with or into another person, the acquisition of more than 50% of the Company's outstanding common stock, or any person or group becoming the beneficial owner of 50% of the voting power represented by the Company's outstanding common stock, a holder of any of the November 2023 Warrants, the Demand Warrants or New Keep Well Warrants will be entitled to receive upon exercise thereof the kind and amount of securities, cash or other property that the holder would have received had it exercised the holder’s applicable warrant immediately prior to such fundamental transaction. Additionally, as more fully described in the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants, in the event of certain fundamental transactions, the holder will be entitled to receive consideration in an amount equal to the Black Scholes Value (as defined in the warrants) of the warrants on the date of consummation of such transaction.
Borrowings Under the Keep Well Agreement

At September 30, 2024, a total of $9.8 million, which includes $0.8 million of accrued paid-in-kind interest, was outstanding under the Keep Well Agreement. The amount outstanding under the Keep Well Agreement, which are evidenced by Keep Well Notes, accrues interest based on the adjusted term SOFR for each interest period. At September 30, 2024, the effective weighted average interest rate for the Keep Well Notes was 21.31%.
The net carrying amounts of the liability components consists of the following (in thousands):

	September 30, 2024	December 31, 2023
Current debt:
Principal (Demand Notes)	$7,433	$—
Less: debt discount	(1,682)	—
Net carrying amount	$5,751	$—

Long-term debt:
Principal (Surviving Note)	$2,411	$2,057
Less: debt discount	(242)	(590)
Net carrying amount	$2,169	$1,467

Total debt, net	$7,920	$1,467
The following table presents the interest expense recognized related to the Company's borrowings under the Keep Well Agreement (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Contractual interest expense	$410	$1,174	$787	$3,110
Accretion of debt discount	61	1,210	146	2,850
Total interest expense	$471	$2,384	$933	$5,960

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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
Other

During August and November 2023, the Company financed a total of $2.1 million of its insurance premiums at annual weighted average effective rate of 8.7%, payable in 9 to 11 equal monthly installments and down payments totaling $0.4 million. During August 2024, the Company financed a total of $0.2 million of its insurance premiums at annual weighted average effective rate of 9.6%, payable in 11 equal monthly installments and down payments totaling $0.02 million. At September 30, 2024 and December 31, 2023, there was $0.2 million and $1.4 million, respectively, relating to such financed insurance premium outstanding, which were included as part of "Other accrued liabilities" on our condensed consolidated balance sheet as of each respective period.

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
The following tables summarize fair value measurements by level for assets and liabilities measured at fair value on a recurring basis as of the periods presented (in thousands):

	Balance as of September 30, 2024
	Level I	Level II	Level III	Total
Warrant liabilities (1)	$—	$—	$3	$3
Total liabilities	$—	$—	$3	$3

	Balance as of December 31, 2023
	Level I	Level II	Level III	Total
Contingent consideration (2)	$—	$—	$64	$64
Warrant liabilities (1)	—	—	8	8
Total liabilities	$—	$—	$72	$72
___________________

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(1) Relates to warrants issued in connection with the Eight Amendment to the Note Purchase Agreement with Goldman Sachs Specialty Lending Group, L.P., executed on March 8, 2022, and included in "Other accrued liabilities" on our condensed consolidated balance sheet as of September 30, 2024 and December 31, 2023.
(2) Included in "Other accrued liabilities" on our condensed consolidated balance sheets as of December 31, 2023.

Financial instruments classified as Level III in the fair value hierarchy as of September 30, 2024 and December 31, 2023 represent liabilities measured at market value on a recurring basis and include warrant liabilities relating to warrants issued in connection with an amendment to our Note Purchase Agreement dated September 24, 2019, and contingent consideration relating to a stock price guarantee provided in an acquisition (see further discussion below regarding this contingent consideration). In accordance with current accounting rules, the warrant liabilities and contingent consideration liability are marked-to-market each quarter-end until they are completely settled or expire. The fair value of the warrant liabilities was valued using the Black-Scholes pricing model, using both observable and unobservable inputs and assumptions consistent with those used in the estimate of fair value of employee stock options. The fair value of the contingent consideration liability was valued using the Monte Carlo simulation model, using both observable and unobservable inputs and assumptions.

The carrying value of the Keep Well Notes is estimated to approximate their respective fair values as the variable interest rate of the notes approximates the market rate for debt with similar terms and risk characteristics.
The fair value measurements using significant Level III inputs, and changes therein, was as follows (in thousands):

Level III Contingent Consideration
Balance as of December 31, 2023	$64
Settlement of contingent consideration	(64)
Balance as of September 30, 2024	$—

The $0.1 million of contingent consideration liability, relating to a stock price guarantee in our acquisition of LifeDojo Inc. completed in October 2020, was included in "Other accrued liabilities" on our condensed consolidated balance sheets as of December 31, 2023. In January 2024, the Company issued 83 shares of common stock (1,238 shares of common stock before giving effect to the 2024 Reverse Stock Split), representing full settlement of the contingent consideration liability.
Warrant Liabilities

Level III Warrant Liabilities
Balance as of December 31, 2023	$8
Gain on change in fair value of warrant liabilities	(5)
Balance as of September 30, 2024	$3
The assumptions used in the Black-Scholes warrant-pricing model were determined as follows:

September 30, 2024
Volatility	100.0%
Risk-free interest rate	3.58%
Weighted average expected life (in years)	1.98
Dividend yield	0%

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
The Company's condensed consolidated balance sheets include the following assets and liabilities from its TIH and CIH VIEs (in thousands):

	September 30, 2024	December 31, 2023
Cash	$1,244	$1,433
Accounts receivable	3	—
Unbilled receivables	121	85
Prepaid and other current assets	2	45
Total assets	$1,370	$1,563

Accrued liabilities	$—	$52
Deferred revenue	52	64
Payables to Ontrak	1,952	2,281
Total liabilities	$2,004	$2,397

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

Loss Contingencies

On March 3, 2021, a purported securities class action was filed in the United States District Court for the Central District of California, entitled Farhar v. Ontrak, Inc., Case No. 2:21-cv-01987. On March 19, 2021, another similar lawsuit was filed in the same court, entitled Yildrim v. Ontrak, Inc., Case No. 2:21-cv-02460. On July 14, 2021, the Court consolidated the two actions under the Farhar case (“Consolidated Class Action”), appointed Ibinabo Dick as lead plaintiff, and the Rosen Law Firm as lead counsel. On August 13, 2021, lead plaintiff filed a consolidated amended complaint. In the Consolidated Amended Complaint, lead plaintiff, purportedly on behalf of a putative class of purchasers of Ontrak securities from August 5, 2020 through February 26, 2021, alleges that the Company and Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros, violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, 15 U.S.C. §§ 78j(b), 78t(a), and Rule 10b-5, 17 C.F.R. § 240.10b-5, promulgated thereunder, by intentionally or recklessly making false and misleading statements and omissions in various press releases, SEC filings and conference calls with investors on August 5, 2020 and November 5, 2020. Specifically, the Consolidated Amended Complaint alleges that the Company was inappropriately billing its largest customer, Aetna, causing Aetna to, in May 2020, shut off its data feed to Ontrak, and, in July 2020, require Ontrak to complete a Corrective Action Plan (“CAP”). Lead plaintiff alleges that defendants: (1) misrepresented to investors that the data feed was shut off in July 2020, and that it was part of Aetna’s standard compliance review of all of its vendors; (2) failed to disclose to investors that Aetna had issued the CAP; and (3) failed to disclose to investors that Ontrak was engaging in inappropriate billing practices. Lead plaintiff seeks certification of a class and monetary damages in an indeterminate amount. On September 13, 2021, defendants filed a motion to dismiss the Consolidated Amended Complaint for failure to state a claim under Federal Rules of Civil Procedure 12(b)(6) and 9(b) and the Private Securities Litigation Reform Act of 1995, 15 U.S.C. §§ 78u-4, et seq. The motion was taken under submission, with no oral argument. Prior to any ruling being issued on the motion to dismiss, on March 29, 2023, lead plaintiff filed a Second Amended Complaint. The Second Amended Complaint (1) adds Jonathan Mayhew as a defendant; (2) expands the purported class period to August 5, 2020 through August 19, 2021; and (3) now includes allegations that the defendants additionally intentionally or recklessly made false and misleading statements and omissions regarding the Company’s relationship with its then-second largest customer, Cigna, in various press releases, SEC filings and conference calls with investors on May 6, 2021 and August 5, 2021. On May 15, 2023, the Company filed its motion to dismiss the Second Amended Complaint. On February 2, 2024, the Court issued an order granting the Company’s motion to dismiss in its entirety and providing lead plaintiff leave to amend. On March 5, 2024, lead plaintiff filed its Third Amended Complaint, which asserts the same claims, against the same defendants for the same purported class period. On March 19, 2024, the Company filed its motion to dismiss the Third Amended Complaint. On

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
September 3, 2024, the Court granted the Company's motion to dismiss the Third Amended Complaint and dismissed the Third Amended Complaint with prejudice. On September 30, 2024, lead plaintiff filed his Notice of Appeal. On October 8, 2024, the Ninth Circuit set the following schedule for any appeal: (1) November 20, 2024, Opening Brief; and (2) Friday, December 21, 2024, Answering Brief. The Company believes that the allegations lack merit and intends to defend against any appeal vigorously.

On August 6, 2021, a purported stockholder derivative complaint was filed in the United States District Court for the Central District of California, entitled Aptor v. Peizer, Case No. 2:21-cv-06371, alleging breach of fiduciary duty on behalf of the Company against Terren S. Peizer, Brandon H. LaVerne, Richard A. Berman, Michael Sherman, Diane Seloff, Robert Rebak, Gustavo Giraldo and Katherine Quinn, and contribution against Terren S. Peizer and Brandon H. LaVerne. On October 6, 2021, a similar shareholder derivative action was filed in the same Court, entitled Anderson v. Peizer, Case No. 2:21-cv-07998, for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn, and contribution against Terren S. Peizer, Brandon H. LaVerne and Curtis Medeiros. On December 1, 2021, a similar shareholder derivative action was filed in the United States District Court for the District of Delaware, entitled Vega v. Peizer, Case No. 1:21-cv-01701, for violation of Section 20(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment and waste of corporate assets against Terren S. Peizer, Brandon H. LaVerne, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, and Katherine Quinn. In these actions, plaintiffs allege that the defendants breached their fiduciary duties by allowing or causing the Company to violate the federal securities laws as alleged in the Consolidated Class Action discussed above. The plaintiffs seek damages (and contribution from the officers) in an indeterminate amount. On December 7, 2021, the Court in the Central District of California consolidated the two Central District of California actions under the Aptor case caption and number (the "Consolidated Derivative Action"), stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to file a consolidated amended complaint within fourteen (14) days of a ruling on the Motion to Dismiss in the Consolidated Class Action. On February 7, 2022, the Court in the District of Delaware extended the deadline for defendants to respond to the complaint in the Vega action to April 8, 2022. On March 21, 2022, the Court in the District of Delaware granted plaintiff’s unopposed motion to transfer the case to the United States District Court for Central District of California in the interest of judicial efficiency due to the Consolidated Class Action and Consolidated Derivative Action already pending in that district, and that same day the case was transferred into the United States District Court for Central District of California and given the new Case No. 2:22-cv-01873-CAS-AS. On April 11, 2022, the Court stayed the action pending a ruling on the Motion to Dismiss in the Consolidated Class Action and ordered plaintiffs to inform defendants regarding their intention to amend their initial complaint within thirty (30) days of said ruling. On February 14, 2024, the parties in Consolidated Derivative Action stipulated to an extension of the stay pending a ruling on Ontrak’s anticipated motion to dismiss the forthcoming amended complaint filed by lead plaintiff in the Consolidated Class Action. On April 8, 2024, the parties in the Vega action did the same. On January 25, 2024, another purported stockholder derivative complaint was filed in the Court of Chancery of the State of Delaware, entitled Dutkiewicz v. Acuitas Group Holdings LLC (“Acuitas”), Case No. 2024-0068, alleging breach of fiduciary duty under Brophy and unjust enrichment against Acuitas and Terren S. Peizer and breach of fiduciary duties generally against Acuitas, Terren S. Peizer, Brandon H. LaVerne, Jonathan Mayhew, Curtis Medeiros, Richard A. Berman, Michael Sherman, Edward Zecchini, Diane Seloff, Robert Rebak, Gustavo Giraldo, Katherine Quinn and Robert Newton. On July 11, 2024, the parties also stipulated to stay the matter pending a ruling on Ontrak’s motion to dismiss in the Consolidated Class Action. On September 10, 2024, the Court in the Consolidated Derivative Action lifted the stay as a result of the September 3, 2024 dismissal with prejudice of the Third Amended Complaint in the Consolidated Class Action. The Court set November 8, 2024 as the date for Defendants’ response to the Complaint in the Consolidated Derivative Action. The parties in the Consolidated Derivative Action have stipulated to stay the case pending resolution of the appeal in the Consolidated Class Action. The parties are continuing to confer regarding a stay pending any appeal in the Consolidated Class Action and/or an appropriate briefing schedule for responses to the complaints in the remaining two derivative actions. Although all of the claims asserted in these actions purport to seek recovery on behalf of the Company, the Company will incur certain expenses due to indemnification and advancement obligations with respect to the defendants. The Company understands that defendants believe these actions are without merit and intend to defend themselves vigorously.

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

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
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

The parties were engaged in discovery until November 3, 2023, when the United States Attorneys' Office filed an application for leave to intervene and stay discovery pending resolution of a federal criminal case. On November 8, 2023, the Court set the Government's motion for hearing on December 14, 2023 and issued an order temporarily staying all discovery in the action pending resolution of the motion. On December 14, 2023, the Court granted the application for leave to intervene and stay discovery, staying discovery until June 25, 2024, or until criminal case reaches its conclusion at the trial level. The Court also vacated the previously set trial and related dates. On June 25, 2024, the Court lifted the stay on discovery and ordered (a) a further status conference to be held August 29, 2024, at 9:00 a.m., (b) the parties to meet and confer in advance of that status conference regarding a new case schedule and (c) the parties to submit a joint status report in advance thereof. On August 26, 2024, the parties submitted a joint status report and proposed case schedule tying remaining dates to the resolution of certain document production issues, which the Court entered on August 27, 2024. At the August 29, 2024 status conference, the Court set a further status conference for October 23, 2024 at 1:45 p.m. At the October 23, 2024 status conference, the Court set a hearing on certain document production issues as between plaintiff and Mr. Peizer for February 20, 2025 at 1:45 p.m.

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

On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Terren S. Peizer, Ontrak's former Chief Executive Officer and Chairman of our board of directors, alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. He is now scheduled to be sentenced on February 10, 2025. The Company cannot predict whether any other governmental authorities will initiate separate investigations or litigation. Investigations and any related legal and administrative proceedings could include a wide variety of outcomes, including the institution of administrative, civil injunctive or criminal proceedings involving the Company and/or its current or former executives and/or directors, the imposition of fines and other penalties, remedies and/or sanctions.

ONTRAK, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 14. Subsequent Events

Warrant Adjustments and Exercises

As discussed in more detail in Note 10 above under the heading “Warrant Adjustment Provisions,” the exercise price of, and the number of shares of common stock issuable upon exercise of, the November 2023 Warrants, the Demand Warrants and New Keep Well Warrants are subject to adjustment in the event of a Stock Combination Event. On October 8, 2024, the Company and certain holders of the Public Offering Warrants entered into warrant amendments, pursuant to which, solely with respect to the 2024 Reverse Stock Split, the parties agreed to shorten the measuring period for determining the Event Market Price for the 2024 Reverse Stock Split so that it ended on the 11th trading day immediately following the 2024 Reverse Stock Split. As a result of the foregoing, the exercise price of the Public Offering Warrants of the holders that entered into the warrant amendments was reduced to $2.25 per share, which was the Event Market Price for the shortened period, and the aggregate number of shares of common stock issuable upon the unexercised portions of those warrants as of October 8, 2024 increased to 1,483,098.
With respect to the Public Offering Warrants held by parties that did not enter into the warrant amendments described above, the Event Market Price for the 2024 Reverse Stock Split was $2.08. As a result, the exercise price of those Public Offering Warrants outstanding on October 12, 2024 (which was the day immediately following the end of the measuring period for determining the Event Market Price for the 2024 Reverse Stock Split other than for the Public Offering Warrants held by parties that entered into the warrant amendments described above) was reduced to $2.08 per share and the aggregate number of shares of common stock issuable upon the unexercised portions of those warrants as of October 12, 2024 increased to 4,966,383. Similarly, the exercise price of each of the Private Placement Warrant, the Demand Warrants and the New Keep Well Warrants was reduced to $2.08 per share and the number of shares of common stock issuable upon exercise thereof increased to 33,610,460.

On October 8, 2024 and October 9, 2024, the Company received in the aggregate a total of $1.5 million of cash proceeds from the exercise of Public Offering Warrants by certain holders thereof and the Company issued a total of 817,602 shares of the common stock upon exercise thereof.

Customer Notification

On October 2, 2024, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024. For the three and nine months ended September 30, 2024, the Company billed this customer approximately $1.7 million and $4.9 million, respectively, representing 68% and 64% of the Company's revenue for the three and nine months ended September 30, 2024, respectively.

Demand Note and Demand Warrant

On October 3, 2024, the Company issued and sold a Demand Note to Acuitas in the original principal amount of $1.0 million. In connection with each such Demand Note purchased by Acuitas from the Company, the Company issued to Acuitas a Demand Warrant, with an exercise price of $2.27, to purchase approximately 0.9 million shares of the Company’s common stock.

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

Recent Events
Reverse Stock Split
At the annual meeting of the Company's stockholders held on September 10, 2024 (the “2024 Meeting”), the Company’s stockholders approved a proposal to give the Company’s board of directors the authority, at its discretion, to file a certificate of amendment to the Company’s amended and restated certificate of incorporation to effect a reverse split of the Company's issued common stock at a ratio that is not less than 1-for-2 and not greater than 1-for-15, without reducing the authorized number of shares of the Company’s common stock, with the final ratio to be selected by the Company’s board of directors in its discretion, and to be effected, if at all, in the sole discretion of the Company’s board of directors at any time within one year of the date of the 2024 Meeting without further approval or authorization of the Company’s stockholders. Subsequently, the Company's board of directors determined to effect a reverse split at a ratio of 1-for-15, which was effective at 12:01 a.m. Eastern Time on September 23, 2024 (the “2024 Reverse Stock Split”). Fractional shares of the Company’s common stock resulting from the reverse split were automatically rounded up to the nearest whole share. The Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis at the open of trading on September 23, 2024. The Company’s common stock continues to trade under the symbol “OTRK,” but was assigned a new CUSIP number (683373401).

All restricted stock units, stock options and warrants to purchase shares of the Company’s common stock and securities convertible or exchangeable for shares of the Company’s common stock (including the Series A Preferred Stock) outstanding immediately prior to the 2024 Reverse Stock Split, and the shares of the Company’s common stock reserved for issuance under the Company’s equity incentive plans immediately prior to the 2024 Reverse Stock Split, were proportionally adjusted.

All common share and common stock per share amounts presented herein for all periods have been retroactively adjusted to reflect the impact of the 2024 Reverse Stock Split.
Customer Notification

On October 2, 2024, the Company was notified by a health plan customer of its intent not to continue using the Company’s services after December 2024. For the three and nine months ended September 30, 2024, the Company billed this customer approximately $1.7 million and $4.9 million, respectively, representing 68% and 64% of our revenue for the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, we had 1,196 enrolled members from this health plan customer.
August 2024 Amendment to Keep Well Agreement

On August 13, 2024, the Company entered into an agreement with Acuitas Capital LLC (“Acuitas Capital” and together with its affiliates, “Acuitas”) pursuant to which Acuitas agreed to purchase $5.0 million of Committed Demand Notes (as such term is defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) under the Master Note Purchase Agreement dated April 15, 2022 (as amended to date, the “Keep Well Agreement”) as follows: (a) $1.5 million no later than August 15, 2024; (b) $1.0 million no later than August 30, 2024; (c) $1.0 million no later than September 1, 2024; (d) $1.0 million no later than October 1, 2024; and (e) $0.5 million no later than November 1, 2024. To the extent the Company receives proceeds from a capital contribution or the issuance of any capital stock on or after August 13, 2024 and on or before November 1, 2024, in its sole discretion, Acuitas has the right to elect to reduce the amount of Committed Demand Notes to be purchased on a dollar-for-dollar basis (the “Offset Right”). Also, pursuant to the agreement, Acuitas agreed not to exercise its right to require that any amounts due under any Demand Note (as such term is defined in Note 10 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report) be paid until after August 30, 2025. Notwithstanding the foregoing, if Acuitas has purchased all $5.0 million of the Committed Demand Notes, less any amounts not purchased pursuant to its exercise of the Offset Right, and the Company receives any proceeds from a capital contribution or the issuance of any capital stock after November 1, 2024, Acuitas, in its sole discretion, may require that the net proceeds therefrom be applied to pay any amounts due under the Committed Demand Notes. For more information, see Notes 10 and 14 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.

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

	Three Months Ended September 30,
(In thousands, except for outreach pool and percentages)	2024	2023	Change $	Change %
Revenue	$2,569	$3,715	$(1,146)	(31)%
Cash flow from operations	(1,412)	(1,814)	402	(22)

	Nine Months Ended September 30,
(In thousands, except for outreach pool and percentages)	2024	2023	Change $	Change %
Revenue	$7,700	$9,204	$(1,504)	(16)%
Cash flow from operations	(9,141)	(11,882)	2,741	(23)

	At September 30,
	2024	2023	Change	Change %
Callable outreach pool - WholeHealth+	6,689	9,377	(2,688)	(29)%
Callable outreach pool - Ontrak Engage (1)	498	—	498	N/A
	7,187	9,377	(2,190)

_________
(1) Represents the number of health plan members eligible for our Ontrak Engage program, one of the segmented solutions of WholeHealth+. We began offering the Ontrak Engage program on an à la carte basis in the first half of 2024. A detailed description of our solutions is available in Part I, Item 1 of our 2023 10-K.

Our revenue for the three months ended September 30, 2024 was $2.6 million compared to $3.7 million for the same period in 2023, and $7.7 million for the nine months ended September 30, 2024 compared to $9.2 million for the same period in 2023. The decrease in our revenue in the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily attributable to a decrease in revenue related to the health plan customer informing us in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in commercial revenue related to the expansion with an existing health plan customer.

Our cash flow from operations for the three months ended September 30, 2024 was $(1.4) million compared to $(1.8) million for the same period in 2023, and $(9.1) million for the nine months ended September 30, 2024 compared to $(11.9) million for the same period in 2023. The improvement in our cash flow from operations during the three and nine months ended September 30, 2024 as compared to the same period in 2023 was primarily due to an improvement in operating expenses resulting from strategic headcount reductions in March 2023 and February 2024 as well as cost optimization initiatives we implemented.

Our callable outreach pool for the WholeHealth+ program was 6,689 at September 30, 2024 compared to 9,377 at September 30, 2023. The decrease was primarily related to a health plan customer informing us in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in our callable outreach pool related to the expansion of our program to a larger commercial population with a health plan customer, one of the largest health systems in the U.S. Mid-Atlantic and Southeast and a continuing expansion of our strategic partnership with the same health plan customer to offer our program to eligible self-insured groups. Also, in May 2024, we announced the launch of a new customer agreement with a prominent regional Medicaid health plan for our Wholehealth+ and Ontrak Engage and Ontrak Access solutions upon obtainment of state approval. In August 2024, we announced the signing of a new customer agreement with a large, regional health plan in the Northeast, for whom we began proving our WholeHealth+ solution in October 2024 to its members in New York as well as our Engage solution to its members who are not eligible for WholeHealth+ but would benefit from ongoing care coaching to help them address physical and behavioral health challenges and social needs without the need for provider intervention. As we work with our remaining customers in maximizing return on their investment, optimizing our enrollment process and enhancing our offering, the callable outreach pool could continue to fluctuate in the near term.

In the first half of 2024, we began offering the Ontrak Engage program, one of the segmented solutions of WholeHealth+, on an à la carte basis. Our callable outreach pool for the Ontrak Engage program was 498 at September 30, 2024.

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

One of our customer’s contract includes a minimum guarantee of aggregate invoices, at agreed upon rates, of $5.8 million over a two year contractual period ending on December 31, 2024, of which we have invoiced $2.0 million as of September 30, 2024, leaving $3.8 million of minimum guarantee over the remaining contractual period. In the event the minimum guarantee is not achieved, the shortfall will be invoiced to the customer on December 31, 2024, at which time revenue will be evaluated for recognition.

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

RESULTS OF OPERATIONS
The table below and the discussion that follows summarize our results of operations for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$2,569	$3,715	$7,700	$9,204
Cost of revenue	975	1,040	2,794	2,691
Gross profit	1,594	2,675	4,906	6,513

Operating expenses:
Research and development	1,224	1,552	3,328	4,733
Sales and marketing	780	822	2,003	2,649
General and administrative	4,697	4,365	12,712	14,593
Restructuring, severance and related costs	—	—	290	457
Total operating expenses	6,701	6,739	18,333	22,432
Operating loss	(5,107)	(4,064)	(13,427)	(15,919)

Other income, net	2	38	5	324
Debt issuance costs	—	—	(5,921)	—
Interest expense, net	(475)	(2,392)	(984)	(6,009)
Loss before income taxes	(5,580)	(6,418)	(20,327)	(21,604)
Income tax benefit, net	—	—	—	80
Net loss	$(5,580)	$(6,418)	$(20,327)	$(21,524)

Revenue
The mix of our revenue between commercial revenue and government revenue can fluctuate quarter over quarter. The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Commercial revenue	$777	$1,216	$(439)	(36)%	$2,567	$3,133	$(566)	(18)%
Percentage of commercial revenue to total revenue	30%	33%	(3)%		33%	34%	(1)%
Government revenue	$1,792	$2,499	$(707)	(28)%	$5,133	$6,071	$(938)	(15)%
Percentage of government revenue to total revenue	70%	67%	3%		67%	66%	1%
Total revenue	$2,569	$3,715	$(1,146)	(31)%	$7,700	$9,204	$(1,504)	(16)%

Total revenue decreased $1.1 million, or 31%, in the three months ended September 30, 2024 compared to the same period of 2023, and decreased $1.5 million, or 16%, in the nine months ended September 30, 2024 compared to the same period of 2023.

The percentage of our commercial revenue to total revenue decreased to 30% for the three months ended September 30, 2024 compared to 33% for the three months ended September 30, 2023, and the percentage of our government revenue increased to 70% for the three months ended September 30, 2024 compared to 67% for the three months ended September 30, 2023. The percentage of our commercial revenue decreased to 33% for the nine months ended September 30, 2024 compared to 34% for the nine months ended September 30, 2023, and the percentage of our government revenue increased to 67% for the nine months ended September 30, 2024 compared to 66% for the nine months ended September 30, 2023. The decrease in commercial revenue for the three and nine months ended September 30, 2024 compared to the same periods last year was primarily related to a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024, partially offset by an increase in commercial revenue related to an expansion with an existing customer. The decrease in government revenue for the three and nine months ended September 30, 2024 compared to the same period last year was primarily related to a health plan customer who gave notice in October 2023 of its intent not to continue using our services after February 2024 and a decrease in enrolled members.

Cost of Revenue, Gross Profit and Gross Profit Margin

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Cost of revenue	$975	$1,040	$(65)	(6)%	$2,794	$2,691	$103	4%
Gross profit	1,594	2,675	(1,081)	(40)	4,906	6,513	(1,607)	(25)
Gross profit margin	62%	72%	(10)%		64%	71%	(7)%

Cost of revenue decreased $(0.07) million, or (6)%, in the three months ended September 30, 2024 compared to the same period of 2023, and increased $0.1 million, or 4%, in the nine months ended September 30, 2024 compared to the same period of 2023. The decrease in cost of revenue during the three months ended September 30, 2024 was primarily due to a decrease in provider costs. The increase in cost of revenue during the nine months ended September 30, 2024 was primarily due to higher employee compensation and benefit costs, partially offset by a decrease in provider costs.

Gross profit decreased by $1.1 million and gross profit margin decreased by 10% in the three months ended September 30, 2024 compared to the same period of 2023, and gross profit decreased by $1.6 million and gross profit margin decreased by 7% in the nine months ended September 30, 2024 compared to the same period of 2023. The decrease in gross profit margin in the three and nine months ended September 30, 2024 was primarily due to the decrease in revenue, as discussed above.

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change	Change %	2024	2023	Change	Change %
Operating expenses:
Research and development	$1,224	$1,552	$(328)	(21)%	$3,328	$4,733	$(1,405)	(30)%
Sales and marketing	780	822	(42)	(5)	2,003	2,649	(646)	(24)
General and administrative	4,697	4,365	332	8	12,712	14,593	(1,881)	(13)
Restructuring, severance and related costs	—	—	—	—	290	457	(167)	(37)
Total operating expenses	$6,701	$6,739	$(38)	(1)	$18,333	$22,432	$(4,099)	(18)

Operating loss	$(5,107)	$(4,064)	$(1,043)	26%	$(13,427)	$(15,919)	$2,492	(16)%

Total operating expenses decreased by $0.04 million, or 1%, in the three months ended September 30, 2024 compared to the same period in 2023. The decrease in operating expenses was primarily due to:

•a $0.3 million decrease in our research and development costs, which was primarily related to a $0.3 million decrease in amortization expense and a $0.2 million decrease in depreciation expense, partially offset by a $0.2 million increase in employee-related costs;
•a $0.04 million decrease in our sales and marketing costs, which was primarily related to a $0.08 million decrease in employee related cost in our sales and marketing department, partially offset by a $0.1 million increase in software related expenses; and
•a $0.3 million increase in our general and administrative costs, which was primarily related to a $0.5 million increase in employee-related costs, partially offset by a $0.2 million decrease in legal costs.
Total operating expenses decreased by $4.1 million, or 18%, in the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in operating expenses was primarily due to:

•a $1.4 million decrease in our research and development costs, which was primarily related to a $0.9 million decrease in amortization expense, a $0.3 million decrease in depreciation expense, a $0.2 million decrease in employee-related costs and a $0.2 million decrease in software related costs, partially offset by a $0.1 million increase in professional consulting fees;
•a $0.6 million decrease in our sales and marketing costs, which was primarily related to a $0.9 million decrease in employee related cost in our sales and marketing department, partially offset by a $0.1 million increase in promotional expenses;
•a $1.9 million decrease in our general and administrative costs, which was primarily related to a $1.8 million decrease in legal costs, a $0.3 million decrease in insurance related costs and a $0.1 million decrease in depreciation expense, partially offset by a $0.2 million increase in software costs and a $0.2 million increase in travel and entertainment expenses; and
•a $0.2 million decrease in our restructuring, severance and related costs related to the workforce reduction implemented in February 2024 compared to the workforce reduction implemented in March 2023. For more information, see Note 6 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report.
Other Income, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Other income, net	$2	$38	$(36)	(95)%	$5	$324	$(319)	(98)%

Other income, net for the three and nine months ended September 30, 2024 was related to the gain on change in fair value of warrant liabilities. Other expense, net for the three months ended September 30, 2023 was primarily related the gain on change in fair value of warrant liabilities. The $0.3 million of other income, net, for the nine months ended September 30, 2023 was primarily related to a $0.5 million gain resulting from the write-off of an operating lease asset and liability upon early termination of the lease for office space in Santa Monica, California, partially offset by approximately $0.2 million of net lease termination related fees.
Debt Issuance Costs

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Debt issuance costs	$—	$—	$—	—%	$(5,921)	$—	$(5,921)	N/A
Debt issuance costs for the nine months ended September 30, 2024 was primarily related to $3.3 million of debt issuance costs expensed related to Demand Notes issued through June 2024 and $2.6 million of demand warrants expensed related to Demand Notes issued through June 2024.
Interest Expense, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Interest expense, net	$(475)	$(2,392)	$1,917	(80)%	$(984)	$(6,009)	$5,025	(84)%
The decrease in interest expense, net for the three and nine months ended September 30, 2024 compared to the same periods in 2023 was primarily due to a lower average total outstanding loan balance during the three and six months ended September 30, 2024 and lower amount of accretion of debt discount to interest expense.

Income Tax Benefit, net

	Three Months Ended September 30,				Nine Months Ended September 30,
(In thousands, except percentages)	2024	2023	Change $	Change %	2024	2023	Change $	Change %
Income tax benefit, net	$—	$—	$—	—%	$—	$80	$(80)	N/A
Income tax benefit, net of $0.08 million for the nine months ended September 30, 2023, respectively, was primarily related to a reversal of accrued estimated income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2024, our total cash was $8.0 million and we had working capital of approximately $1.5 million. For the nine months ended September 30, 2024, our average monthly cash burn rate from operations was $1.0 million.

In August 2024, the Company entered into an agreement with Acuitas pursuant to which Acuitas agreed to purchase $5.0 million in principal amount of Committed Demand Notes. See “—Overview—Recent Events—August 2024 Amendment to Keep Well Agreement,” above. As of the filing date of this report, Acuitas has purchased $3.5 million in principal amount of Committed Demand Notes but has not purchased the remaining $1.5 million in principal amount that was to be purchased no later than November 1, 2024. In addition, Acuitas may, in its sole discretion, elect to purchase up to an additional $5.5 million in principal amount of Demand Notes under the Keep Well Agreement. Management is in active discussion with Acuitas with respect to the purchase of the remaining $1.5 million in principal amount of Committed Demand Notes and some or all of the additional $5.5 million in principal amount of Demand Notes. The Company cannot predict if or when Acuitas will purchase the remaining $1.5 million in principal amount of Committed Demand Notes or will elect to purchase some or all of the additional $5.5 million in principal amount of Demand Notes.

As of the filing date of this report, approximately $11.1 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $8.6 million of which is represented by Demand Notes (including Committed Demand Notes) payable at any time after August 30, 2025 upon demand of the holder (see Note 10 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report), and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

In October 2024, the Company received a total of $1.5 million of cash proceeds from the exercise of warrants the Company issued in its public offering consummated in November 2023. Assuming the exercise in full of the warrants the Company issued in such public offering at their current exercise price and that the exercise price is paid in cash, the Company would receive gross proceeds of approximately $13.7 million. There can be no assurance that all or any portion of such warrants will be exercised.

Management is actively pursuing execution of the Company’s growth strategy and has been engaged in discussions with prospects in its sales pipeline, two of which are in or near the final proposal and approval phase, as well as in discussions with existing customers to expand their business relationship with the Company. There can be no assurance that the Company will be successful in any of these endeavors.

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

Based on the Company's current analysis of the conditions described above and the Company’s forecast of its future operating results, the Company does not believe that its cash on hand and its other sources of capital are sufficient to allow the Company to meet its obligations as they become due and to continue its operating activities for at least the next 12 months from the date the financial statements in this report are released. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(9,141)	$(11,882)
Net cash used in investing activities	(102)	(196)
Net cash provided by financing activities	7,508	11,592
Net change in cash and restricted cash	$(1,735)	$(486)

Net cash used in operating activities during the nine months ended September 30, 2024 was $9.1 million compared with $11.9 million during the same period in 2023. The year-over-year improvement in our cash flow from operations was primarily due to a decrease in net loss which resulted primarily from an improvement in operating expenses resulting from strategic headcount reductions in March 2023 and February 2024 and vendor cost optimization plans.
Net cash used in investing activities was approximately $0.1 million for each of the nine months ended September 30, 2024 and 2023, which was primarily related to capitalized software development costs.

Net cash provided by financing activities was $7.5 million for the nine months ended September 30, 2024 compared with $11.6 million for the nine months ended September 30, 2023. The $7.5 million of net cash provided by financing activities for the nine months ended September 30, 2024 was primarily related to $7.0 million of proceeds from borrowings under the Keep Well Agreement and $2.0 million of proceeds from exercises of warrants, partially offset by $1.5 million of financed insurance premium payments. The $11.6 million of net cash provided by financing activities for the nine months ended September 30, 2023 was primarily related to $8.0 million of proceeds from borrowings under the Keep Well Agreement and $6.0 million of cash received in escrow under the Keep Well Agreement and held in a separate account, partially offset by $1.8 million of financed insurance premium payments.

Our total cash was $8.0 million as of September 30, 2024.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have evaluated, with the participation of our principal executive officer and our principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. Based on this evaluation, our principal executive officer and our principal financial officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Common Stock
There can be no assurance that our common stock will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to transact in our securities and subject us to additional trading restrictions.

Our common stock is listed on The Nasdaq Capital Market under the symbol “OTRK.” We are required to satisfy continued listing requirements to maintain our listing, including requirements commonly referred to as the minimum bid price rule and either the stockholders’ equity rule or the market value of listed securities rule. The minimum bid price rule requires that the closing bid price of our common stock be at least $1.00 per share, and the stockholders’ equity rule requires that our stockholders' equity be at least $2.5 million, or, alternatively, that the market value of our listed securities be at least $35 million or that we have net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the three most recently completed fiscal years.

We were not in compliance with the minimum bid price rule from October 2023 until October 7, 2024, with the stockholders' equity rule from August 2023 until November 2023, and with the minimum bid price rule from September 2022 until August 2023. Although we regained compliance with the applicable rule in each instance, there can be no assurance that we will continue to satisfy those or any other continued listing requirement and maintain the listing of our common stock on Nasdaq.

When Nasdaq confirmed that we regained compliance with the minimum bid price rule on October 7, 2024, Nasdaq also informed us that, pursuant to Nasdaq Listing Rule 5815(d)(4)(A), we will be subject to a Discretionary Panel Monitor for a period of one year from October 7, 2024, and that if, within that one-year period, we fail to maintain compliance with any continued listing requirement, the Listing Qualifications Department will issue a Delist Determination Letter and promptly schedule a new hearing with Nasdaq’s Hearings Panel. Notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide a plan of compliance to the Listing Qualifications Department with respect to any deficiency that arises during the one-year monitoring period, and the Listing Qualifications Department will not be permitted to grant additional time for us to regain compliance with respect to any such deficiency.

In addition to the specified criteria for continued listing, Nasdaq also has broad discretionary public interest authority that it can exercise to apply additional or more stringent criteria for continued listing on Nasdaq. Nasdaq has exercised this discretionary authority in the past. As of the date of the filing of this report, Acuitas is our largest stockholder and the aggregate principal amount we borrowed under the Keep Well Agreement, plus all accrued and unpaid interest thereon, is approximately $11.1 million. Mr. Peizer, our former chief executive officer and chairman of our board of directors, owns and controls Acuitas. On March 1, 2023, the DOJ announced charges and the SEC filed a civil complaint against Mr. Peizer alleging unlawful insider trading in our stock. Neither the Company nor any other current or former director or employee of the Company were charged by the DOJ or sued by the SEC. On June 21, 2024, a federal jury convicted Mr. Peizer of one count of securities fraud and two counts of insider trading. He is scheduled to be sentenced in February 2025. No assurances can be given that Nasdaq will not exercise its discretionary public interest authority to delist our common stock due to public interest concerns related to Acuitas’ ownership of our common stock or its relationship to us under the Keep Well Agreement.

In connection with (a) our November 2023 public offering and concurrent private placement and the securities issuable in connection with the conversion of the senior secured convertible notes completed before the closing thereof and (b) the Sixth Amendment, we submitted listing of additional shares applications to Nasdaq in accordance with Nasdaq listing rules. Current Nasdaq practice is not to accept or reject listing of additional shares applications before the closing of a public or private offering. We believe that the issuances of securities in the November 2023 public offering and concurrent private placement, in connection with the conversion of the senior secured convertible notes completed before the closing thereof, and in connection with the Sixth Amendment are all compliant with Nasdaq listing rules. However, Nasdaq could assert that as a result of one or more of these securities issuances, we are not in compliance with Nasdaq listing rules. For example, Nasdaq could assert that the exercise price reset and share adjustment provisions in the Public Offering Warrants, in the Private Placement Warrant, in the New Keep Well Warrants mandate a delisting determination unless such provisions are modified. Should that occur, we would need to obtain (1) with respect to the Public Offering Warrants, the consent of the holders of Public Offering Warrants representing at least a majority of the shares of common stock underlying the Public Offering Warrants then outstanding and each investor in the November 2023 public offering who purchased at least $1.75 million of securities at the closing of the offering, and (2) with respect to the Private Placement Warrant and the New Keep Well Warrants, the consent of Acuitas, for any modifications. The failure to obtain such consent(s) could result in the delisting of our common stock.

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
Risk Related to Our Business

We will need additional funding to continue our operations and execute our business strategy, and we cannot guarantee that we will raise adequate additional funding on a timely basis, on favorable terms, or at all.

We have incurred significant net losses and negative operating cash flows since our inception, and we expect to continue to incur net losses and negative operating cash flow, in part due to the negative impact on our operations by customer terminations. As of September 30, 2024, our total cash was $8.0 million and we had working capital of approximately $1.5 million. For the nine months ended September 30, 2024, our average monthly cash burn rate from operations was $1.0 million.

In addition, as of the filing date of this report, approximately $11.1 million of secured debt, including accrued paid-in-kind interest, issued under the Keep Well Agreement was outstanding, $8.6 million of which is represented by Demand Notes payable at any time after August 30, 2025 upon demand of the holder, and the balance of which matures on May 14, 2026, unless it becomes due and payable in full earlier, whether by acceleration or otherwise.

Based on our current analysis of the conditions described above and our forecast of our future operating results, we do not believe that our cash on hand and our other sources of capital are sufficient to allow us to meet our obligations as they become due and to continue our operating activities for at least the next 12 months from the date the financial statements in this report are released. These factors raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may seek to raise additional capital through equity or debt financings, however, when we can affect such financings and how much capital we can raise depends on a variety of factors, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. If we raise additional funds by issuing equity securities, it will result in further dilution to our stockholders and any such equity securities may provide for rights, preferences or privileges senior to those of holders of our common stock. If we raise additional funds by issuing debt securities, such securities would have rights, preferences and privileges senior to those of holders of our common stock, and the terms of such securities could impose significant restrictions on our operations. We do not know whether, and no assurances can be given that, additional funding will be available to us when needed, on terms favorable to us and our stockholders or at all. If additional adequate funding is not available or is not available on acceptable terms, we may need to downsize, curtail program development efforts or halt our operations altogether.

A substantial percentage of our revenues are attributable to a few large customers, any or all of which may terminate our services at any time.

Approximately 98.7% and approximately 93.2% of our total revenue for the three months ended September 30, 2024 and 2023 were attributable to two and three customers, respectively. Approximately 94.5% and approximately 91.9% of our total revenue for the nine months ended September 30, 2024 and 2023, respectively, were attributable to three customers. Also, two customers represented 100% of our total accounts receivable as of September 30, 2024. We had $0.03 million of accounts receivable outstanding as of September 30, 2024.

We expect that revenues from a limited number of customers will continue for the foreseeable future. Sales to these customers are made pursuant to agreements with flexible termination provisions, generally entitling the customer to terminate with or without cause on limited notice to us, and which have adversely affected our business and financial condition and results. For example, in February 2021 and August 2021 we received notices from each of our then largest customers of their intent not to continue our program, and in October 2023 and October 2024, we received a notice from a large customer of its intent not to continue using our services after February 2024 and December 2024, respectively. We may not be able to keep our key customers, or these customers may decrease their enrollment levels. Any substantial decrease or delay in revenues relating to one or more of our key customers would harm our business and financial condition and results. If revenues relating to current key customers cease or are reduced, we may not obtain sufficient enrollments from other customers necessary to offset any such losses or reductions.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
All sales of unregistered securities during the three months ended September 30, 2024, if any, were previously reported by the Company in a Current Report on Form 8-K.

Item 3.    Defaults Upon Senior Securities
(a) None.
(b) Preferred Dividend Arrearage
Holders of the Series A Preferred Stock are entitled to receive, when, as and if declared by our board of directors out of funds legally available therefor, cumulative cash dividends at the rate of 9.50% per annum of the $25.00 per share liquidation preference (equivalent to $2.375 per annum per share or $0.593750 per quarter per share). Our board of directors has not declared dividends on the Series A Preferred Stock since May 2022. As such, as of the date of the filing of this report, we had approximately $24.2 million of undeclared dividends in arrears. For more information about the Series A Preferred Stock, see Note 7 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 4.    Mine Safety Disclosures
Not applicable.

Item 5.    Other Information

(a) None.

(b) None.

(c) During the period from July 1, 2024 to September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement (as defined in Item 408(a)(1)(i) of Regulation S-K) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6.    Exhibits

Exhibit No.	Description
3.1
Certificate of Amendment of Certificate of Incorporation dated September 17, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 19, 2024).

3.2
Amended and Restated Bylaws of Ontrak, Inc., as amended through August 9, 2024 (incorporated herein by reference to Exhibit 3.1(a) to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

10.1#	Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).
10.2#
Form of stock option agreement for grants to non-executive officer employees under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.3#
Form of stock option agreement for grants to executive officers under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.4#
Form of stock option agreement for grants to non-employee directors under the Ontrak, Inc, 2017 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2024).

10.5	Form of Warrant Amendment dated October 8, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 15, 2024).
10.6#	Employment Agreement of Richard Newman, dated August 12, 2024 (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).
10.7
Agreement by and between Ontrak, Inc. and Acuitas Capital, LLC, dated August 13, 2024 (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 14, 2024).

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

ONTRAK, INC.

Date: November 13, 2024	By:	/s/ BRANDON H. LAVERNE
Brandon H. LaVerne Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2024	By:	/s/ JAMES J. PARK
James J. Park Chief Financial Officer (Principal Financial Officer)